Form 10-Q
period 1995-01-31
ABRAMS INDUSTRIES INC
filed 1995-02-27
CIK 1923

                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C.  20549
- - - - ----------------------------------------------------------------------

                               FORM 10-Q
                           QUARTERLY REPORT

- - - - ----------------------------------------------------------------------
                  Pursuant to Section 13 or 15(d) of
                  the Securities Exchange Act of 1934

For the Quarter Ended                              Commission File No.
  January 31, 1995                                        0-10146
- - - - ---------------------                              -------------------

                        ABRAMS INDUSTRIES, INC.
        ------------------------------------------------------
        (Exact name of Registrant as specified in its charter)



       Georgia                                     58-0522129
- - - - -------------------------------          ------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification No.)
incorporation or organization)



    5775-A Glenridge Drive, N.E., Suite 202, Atlanta, Georgia 30328
   ----------------------------------------------------------------
   (Address of principal executive offices)               (Zip Code)

                            (404) 256-9785
          --------------------------------------------------
         (Registrant's telephone number, including area code)

                                  N/A
- - - - ---------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes  X    No
                               ---      ---
The number of shares of $1.00 par value Common Stock of the Registrant outstanding as of February 15, 1995, was 2,993,540.

                           PART 1.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                 ABRAMS INDUSTRIES, INC.
                                CONSOLIDATED BALANCE SHEETS
                                         (UNAUDITED)
                                                                             January 31, 1995     APRIL 30, 1994
                                                                             ----------------     --------------

ASSETS
 CURRENT ASSETS:
   Cash and cash equivalents                                                    $  6,035,294      $   7,127,188
   Receivables (note 2)                                                           12,056,649         14,051,256
     Less:  Allowance for doubtful receivables                                      (151,486)            (1,089)
   Inventories (note 3)                                                            2,444,756          2,362,231
   Costs and earnings in excess of billings                                        2,853,235          1,489,344
   Deferred income taxes                                                             754,625            754,625
   Income taxes receivable                                                           233,359               -
   Other                                                                             253,661            372,639
                                                                                ------------      -------------
     Total current assets                                                         24,480,093         26,156,194
                                                                                ------------      -------------

INCOME-PRODUCING PROPERTIES, net                                                  51,305,601         52,737,696

PROPERTY, PLANT AND EQUIPMENT, net                                                 4,288,986          4,180,725

OTHER ASSETS:
   Land held for investment, net                                                   4,950,292          5,231,272
   Notes receivable                                                                  868,340          1,405,000
   Cash surrender value of life insurance on officers, net                           841,018            820,554
   Deferred loan costs, net                                                        1,190,619          1,334,697
   Other                                                                             944,922            866,429
                                                                                ------------       ------------
                                                                                $ 88,869,871      $  92,732,567
                                                                                ============      =============

CURRENT LIABILITIES:
   Accounts payable                                                             $   8,518,508     $  8,368,374
   Billings in excess of costs and earnings                                         1,160,702          699,558
   Accrued expenses                                                                 3,319,008        5,282,352
   Current maturities of long-term debt                                             1,595,572        1,595,572
   Income taxes payable                                                                 -              765,265
                                                                                -------------     ------------
      Total current liabilities                                                    14,593,790       16,711,121
                                                                                -------------     ------------

DEFERRED INCOME TAXES                                                               1,821,869        1,821,869

MORTGAGE NOTES AND BONDS PAYABLE, less current maturities                          40,902,587       41,704,344

OTHER LONG-TERM DEBT, less current maturities                                      10,689,434       10,932,954
                                                                                -------------     ------------
      Total liabilities                                                            68,007,680       71,170,288
                                                                                -------------     ------------

SHAREHOLDERS' EQUITY:
   Common stock, $1 par value; authorized 5,000,000 shares;
     3,010,039 issued and 2,993,540 outstanding                                     3,010,039        3,010,039
   Additional paid-in capital                                                       2,012,190        2,012,190
   Retained earnings                                                               15,896,395       16,596,483
                                                                                -------------      -----------
      Total paid-in capital and retained earnings                                  20,918,624       21,618,712
        Less cost of treasury stock (16,499 shares)                                   (56,433)         (56,433)
                                                                                -------------      -----------
      Total shareholders' equity                                                   20,862,191       21,562,279
                                                                                -------------     ------------
                                                                                $  88,869,871     $ 92,732,567
                                                                                =============     ============


See accompanying notes to consolidated financial statements.

                                                            ABRAMS INDUSTRIES, INC.
                                                      CONSOLIDATED STATEMENTS OF EARNINGS
                                                                  (UNAUDITED)
                                                          THIRD QUARTER ENDED              NINE MONTHS ENDED
                                                             JANUARY 31,                      JANUARY 31,
                                                   ----------------------------     -----------------------------
                                                       1995            1994              1995            1994
                                                   ----------------------------     -----------------------------

 REVENUES:
   Construction                                   $ 23,644,923     $ 21,839,159     $ 76,544,283     $ 66,877,516
   Manufacturing                                     3,838,651        3,756,631       13,044,425       13,636,644
   Real estate                                       2,941,010        4,457,314        8,889,367       13,877,299
                                                  ------------     ------------     ------------     ------------
                                                    30,424,584       30,053,104       98,478,075       94,391,459
    Less:  Intersegment eliminations                     -              (72,712)           -             (993,741)
                                                  ------------     ------------     ------------     ------------
                                                    30,424,584       29,980,392       98,478,075       93,397,718
   Interest                                             96,950           85,541          293,787          203,232
   Other                                                10,822            6,449           34,321           89,505
                                                  ------------     ------------     ------------     ------------
                                                    30,532,356       30,072,382       98,806,183       93,690,455

COSTS AND EXPENSES:
 Applicable to REVENUES-
   Construction                                     22,627,247       20,393,408       73,346,030       63,506,560
   Manufacturing                                     3,091,120        2,951,752       10,164,067        9,501,933
   Real estate, exclusive of interest                1,686,205        2,953,557        4,832,224        8,958,416
                                                  ------------     ------------     ------------     ------------
                                                    27,404,572       26,298,717       88,342,321       81,966,909
    Less:  Intersegment eliminations                     -              (55,966)           -             (780,688)
                                                  ------------     ------------     ------------     ------------
                                                    27,404,572       26,242,751       88,342,321       81,186,221
                                                  ------------     ------------     ------------     ------------

Selling, shipping, general and administrative:
   Construction                                        654,474          862,495        1,679,249        1,735,565
   Manufacturing                                       916,823          892,254        3,028,421        3,223,916
   Real estate                                         436,010          376,034        1,257,268        1,345,664
   Parent                                              535,819          469,122        1,545,001        1,376,811
                                                  ------------     ------------     ------------     ------------
                                                     2,543,126        2,599,905        7,509,939        7,681,956
                                                  ------------     ------------     ------------     ------------
Interest costs incurred, less interest
  capitalized                                        1,214,348        1,395,099        3,625,562        3,323,558
                                                  ------------     ------------     ------------     ------------
                                                    31,162,046       30,237,752       99,477,822       92,191,735
                                                  ------------     ------------     ------------     ------------
EARNINGS (LOSS) BEFORE INCOME TAXES                  (629,690)         (165,370)        (671,639)       1,498,720

INCOME TAX EXPENSE (BENEFIT)                         (227,000)          (63,000)        (241,000)         596,000
                                                  ------------     ------------     ------------     ------------
NET EARNINGS (LOSS)                               $  (402,690)     $   (102,370)    $   (430,639)    $    902,720
                                                  ============     ============     ============     ============


NET EARNINGS (LOSS) PER SHARE                     $     (.13)      $       (.04)    $       (.14)    $        .30
                                                  ============     ============     ============     ============
DIVIDENDS PER SHARE                               $      .03       $        .03     $        .09     $        .08
                                                  ============     ============     ============     ============
WEIGHTED AVERAGE SHARES
   OUTSTANDING                                      2,993,540         2,978,409        2,993,540        2,977,836
                                                  ============     ============     ============     ============

See accompanying notes to consolidated financial statements.


                                        ABRAMS INDUSTRIES, INC.
                                 CONSOLIDATED STATEMENT OF CASH FLOWS
                                              (UNAUDITED)
                                                                           NINE MONTHS ENDED JANUARY 31,
                                                                           -----------------------------
                                                                                1995              1994
                                                                           ------------       ----------

 Cash flows from operating activities:
   Net earnings (loss)                                                     $  (430,639)       $   902,720
   Adjustments to reconcile net earnings (loss) to net cash
     provided by (used in) operating activities-
       Depreciation and amortization                                         2,337,876          2,031,794
       Gain on sales of real estate                                           (317,330)        (1,177,713)
       Decrease (increase) in receivables                                    2,145,004         (4,444,509)
       Decrease (increase) in inventories                                      (82,525)           310,031
       Increase in costs and earnings
          in excess of billings                                             (1,363,891)          (731,443)
       Increase in income taxes receivable                                    (233,359)              -
       Decrease (increase) in other current assets                             118,978            (46,644)
       Decrease (increase) in other assets                                     437,703         (1,218,602)
       Increase in accounts payable                                            150,134          2,076,628
       Increase in billings in excess
          of costs and earnings                                                461,144            313,345
       Decrease in accrued expenses                                         (1,963,344)          (187,604)
       Increase (decrease) in income taxes payable                            (765,265)           210,384
                                                                            ----------        -----------

     Net cash provided by (used in) operating activities                       494,486         (1,961,613)
                                                                            ----------        -----------
Cash flows from investing activities:
   Proceeds from sale of real estate                                           630,000          6,313,923
   Additions to properties, property, plant and
      equipment, net                                                          (840,070)        (2,446,919)
                                                                            ----------        -----------
     Net cash provided by (used in) investing activities                      (210,070)         3,867,004
                                                                            ----------        ------------

Cash flows from financing activities:
   Debt proceeds                                                             4,942,000          7,399,110
   Debt repayments                                                          (5,987,277)        (9,098,271)
   Additions to deferred loan costs                                            (61,584)          (976,676)
   Cash dividends                                                             (269,449)          (238,204)
   Proceeds from exercise of stock options                                        -                46,000
                                                                            ----------        ------------

     Net cash used in financing activities                                  (1,376,310)        (2,868,041)

Net decrease in cash and cash equivalents                                   (1,091,894)          (962,650)

Cash and cash equivalents at beginning of period                             7,127,188          6,904,261
                                                                            ----------        -----------

Cash and cash equivalents at end of period                                 $ 6,035,294        $ 5,941,611
                                                                           ===========        ===========

Supplemental schedule of cash flow information:
   Interest paid, net of amounts capitalized                               $ 3,746,270        $ 3,454,794
   Income taxes paid                                                       $   846,737        $   395,744
                                                                           ===========        ===========


See accompanying notes to consolidated financial statements.

                               ABRAMS INDUSTRIES, INC.
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         JANUARY 31, 1995 AND APRIL 30, 1994
                                     (UNAUDITED)



NOTE 1.  UNAUDITED STATEMENTS
- - - - -----------------------------

     The accompanying unaudited consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principles, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, the accompanying financial statements contain all adjustments, which consist solely of normal recurring accruals, necessary for a fair statement of the results for the interim periods presented. These financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report to Shareholders for the year ended April 30, 1994. Results of operation for interim periods are not necessarily indicative of annual results.

NOTE 2.  RECEIVABLES
- - - - --------------------

     All contract receivables are expected to be collected within one year.

NOTE 3.  INVENTORIES
- - - - --------------------

     The classes of inventory are as follows:

                                         January 31, 1995              April 30, 1994
                                         ----------------              --------------

         Finished goods                    $  1,632,747                 $  1,270,903
         Work in process                        390,470                      479,631
         Raw materials                          421,539                      611,697
                                           ------------                 ------------
                                           $  2,444,756                 $  2,362,231
                                           ============                 ============


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
- - - - --------------------------------------------------------------------
AND RESULTS OF OPERATIONS.
- - - - --------------------------


Changes in CONSOLIDATED BALANCE SHEETS between April 30, 1994, and
- - - - ------------------------------------------------------------------
January 31, 1995.
- - - - -----------------

     Cash and cash equivalents decreased by $1,091,894 because of the need for working capital to fund the Company's activities. Costs and earnings in excess of billings increased $1,363,891 and receivables decreased $2,145,004 primarily because of the timing of the submission of invoices by the Construction Segment and the decreased sales of the Manufacturing Segment. Accrued expenses decreased by $1,963,344 primarily because of the payment of year-end accruals.

Results of operations of third quarter and first nine months of fiscal
- - - - ----------------------------------------------------------------------
1995 compared to third quarter and first nine months of fiscal 1994.
- - - - -------------------------------------------------------------------

                               REVENUES

     For the third quarter 1995, Consolidated REVENUES, including Interest income and Other income, were $30,532,356, compared to $30,072,382 for the third quarter 1994. Interest income was $96,950 for the third quarter 1995, compared to $85,541 for the third quarter 1994.

     For the first nine months 1995, Consolidated REVENUES, including Interest income and Other income were $98,806,183, compared to $93,690,455 for the first nine months 1994. Interest income was $293,787 for the first nine months 1995, compared to $203,232 for the first nine months 1994. Other income was $34,321 for the first nine months 1995, compared to $89,505 for the first nine months 1994.

     The figures in Chart A are before Intersegment eliminations and do not include Interest income or Other income.


                                                                    CHART A
                                                          REVENUE SUMMARY BY SEGMENT
                                                      (In Thousands, Except Percentages)

                        Third Quarter Ended                                     Nine Months Ended
                            January 31,           Amount      Percent               January 31,            Amount      Percent
                       ---------------------     Increase     Increase         --------------------        Increase    Increase
                       1995           1994      (Decrease)   (Decrease)          1995      1994           (Decrease)  (Decrease)
                       -----------------------------------------------------------------------------------------------------------


Construction  <F1>    $ 23,645      $ 21,839    $  1,806          8           $ 76,544    $ 66,877       $ 9,667           14
Manufacturing <F2>       3,839         3,757          82          2             13,045      13,637          (592)          (4)
Real Estate <F3>         2,941         4,457      (1,516)       (34)             8,889      13,877        (4,988)         (36)
                      --------      --------    --------        ---           --------    --------        ------          ---
                      $ 30,425      $ 30,053    $    372          1           $ 98,478    $ 94,391       $ 4 087            4
                      ========      ========    ========        ===           ========    ========       =======          ===

NOTES TO CHART A
- - - - --------------------

<F1>  The growth in revenues in the third quarter and first nine months
      1995 as compared to the third quarter and first nine months 1994 is the result of increased levels of activity in the construction of new buildings and expansions of others for existing customers. The amounts reported in the current periods include no intercompany REVENUES compared to $72,712 and


      $993,741 for the third quarter and first nine months 1994, respectively. The intercompany REVENUES in the third quarter and first nine months 1994 are related to construction work performed for the Real Estate Segment in regard to a shopping center. These REVENUES are eliminated in the CONSOLIDATED STATEMENTS OF EARNINGS under the caption, Intersegment eliminations.

<F2>  REVENUES for the first nine months 1995 were lower than those of the first nine months 1994. While sales to four of the Company's customers increased approximately $2,900,000, these sales were more than offset by decreased sales of approximately $3,400,000 to two other customers.

<F3>  REVENUES for the third quarter and first nine months 1995 were lower than those of the third quarter and first nine months 1994 because of decreased land sales.

     The following table shows the backlog of contracts and orders by segment:

                                                    January 31,
                                          ------------------------------
                                               1995             1994
                                          ------------------------------

              Construction                $ 29,927,000       $ 19,111,000
              Manufacturing                  6,478,000          8,340,000
              Real Estate                   10,132,000         10,773,000
                                          ------------       ------------
                   Total Backlog          $ 46,537,000       $ 38,224,000
                                          ============       ============

                     COSTS AND EXPENSES:  Applicable to REVENUES

     As a percentage of Segment REVENUES (See Chart A) for the third quarter 1995 and 1994, the applicable COSTS AND EXPENSES (See Chart B) were 90% and 88%, respectively. As a percentage of Segment REVENUES (See Chart A) for the first nine months 1995 and 1994, the applicable COSTS AND EXPENSES (See Chart B) were 90% and 87%, respectively. The figures in Chart B are prior to Intersegment eliminations.

                                                                    CHART B
                                         COSTS AND EXPENSES APPLICABLE TO REVENUES SUMMARY BY SEGMENT
                                                      (In Thousands, Except Percentages)


                                             Percent of Segment Revenues                             Percent of Segment Revenues
                    Third Quarter Ended        For Third Quarter Ended         Nine Months Ended      For Nine Months Ended
                        January 31,                January 31,                    January 31,               January 31,
                    -------------------------------------------------------------------------------------------------------------
                      1995      1994            1995       1994               1995         1994         1995      1994
                    -------------------------------------------------------------------------------------------------------------

Construction <F1>    $ 22,628  $ 20,393           96         93              $ 73,346    $ 63,507         96         95
Manufacturing <F2>      3,091     2,952           81         79                10,164       9,502         78         70
Real Estate <F3>        1,686     2,954           57         66                 4,832       8,958         54         65
                     --------  --------          ---        ---              --------    --------        ---        ---
                    $ 27,405  $ 26,299           90         88              $ 88,342    $ 81,967         90         87
                    ========  ========          ===        ===              ========    ========        ===        ===

NOTES TO CHART B
- - - - ----------------------

<F1>  The increase in the percentage of COSTS AND EXPENSES:  Applicable to REVENUES for the third quarter and first nine months 1995 compared to the third quarter and first nine months



      1994 is attributable to a very competitive market that has resulted in lower gross profit margins.

<F2>  The increase in the percentage of COSTS AND EXPENSES:  Applicable to REVENUES for the third quarter and first nine months 1995 compared to the third quarter and first nine months 1994 is primarily attributable to (1) increased labor and material costs; (2) the product mix of fixtures sold; (3) underabsorption of plant overhead; and (4) increased aged inventory reserves.

<F3>  The dollar amount of COSTS AND EXPENSES:  Applicable to REVENUES decreased for the first nine months 1995 compared to the first nine months 1994 because of the sale of an 11.5 acre tract of land in 1994. There was no such comparable sale in 1995.

        SELLING, SHIPPING, GENERAL AND ADMINISTRATIVE EXPENSES

     For the third quarter 1995 and for the third quarter 1994, Selling, shipping, general and administrative expenses were $2,543,126 and $2,599,905, respectively. As a percentage of Consolidated REVENUES, these expenses were 8% and 9%, respectively. For the first nine months 1995 and for the first nine months 1994, Selling, shipping, general and administrative expenses were $7,509,939 and $7,681,956, respectively. As a percentage of Consolidated REVENUES these expenses were 8% in each period. In reviewing Chart C, the reader should recognize that the volume of revenues generally will affect the amounts and percentages. The percentages in Chart C are based upon expenses as they relate to Segment REVENUES prior to Intersegment eliminations (Chart A), except that Parent and Total expenses relate to Consolidated REVENUES.


                                                                    CHART C
                                       SELLING, SHIPPING, GENERAL AND ADMINISTRATIVE EXPENSES BY SEGMENT
                                                      (In Thousands, Except Percentages)

                                             Percent of Segment Revenues                             Percent of Segment Revenues
                    Third Quarter Ended        For Third Quarter Ended         Nine Months Ended      For Nine Months Ended
                       January 31,                 January 31,                    January 31,               January 31,
                    -------------------------------------------------------------------------------------------------------------
                     1995      1994             1995       1994               1995         1994         1995      1994
                    -------------------------------------------------------------------------------------------------------------

Construction <F1>   $  654    $  863              3          4             $ 1,679      $ 1,735           2         3
Manufacturing <F2>     917       892             24         24               3,029        3,224          23        24
Real Estate <F3>       436       376             15          8               1,257        1,346          14        10
Parent <F4>            536       469              2          2               1,545        1,377           2         2
                    ------    ------            ---        ---             -------      -------         ---       ---
                    $2,543    $2,600              8          9             $ 7,510      $ 7,682           8         8
                    ======    ======            ===        ===             =======      =======         ===       ===


NOTES TO CHART C
- - - - ----------------------

<F1>  On a dollar basis, Selling, shipping, general and administrative expenses were lower for the third quarter and first nine months 1995 compared to the third quarter and first nine months 1994 because of decreased incentive plan expenses, which is a function of decreased segment profits.

<F2>  On a dollar basis, Selling, shipping, general and administrative expenses were lower for the first nine months 1995 as compared to the first nine months 1994 because of decreased incentive plan expenses, which is a function of decreased segment profits.

<F3>  On a dollar and percentage basis, Selling, shipping, general and administrative expenses were higher for the third quarter 1995 compared to the third quarter 1994 primarily because of real estate taxes paid on a developed tract of land that had previously been classified and assessed as an undeveloped tract. On a dollar basis, Selling, shipping, general and administrative expenses were lower for the first nine months
      1995 compared to the first nine months 1994 because of decreased incentive plan expenses, which is a function of decreased segment profits.

<F4>  On a dollar basis, Selling, shipping, general and administrative expenses were higher for the first nine months 1995 as compared to the first nine months 1994 because of increased personnel costs.


INTEREST EXPENSE.

     Interest expense for the first nine months 1995 increased over that of the first nine months 1994 by $302,004. In the summer of 1994 the Company completed development of a shopping center. At that time the Company, pursuant to generally accepted accounting principles, ceased capitalizing interest and began expensing same. This gave rise to the increase in interest expense in the current year as compared to the prior year.

INTEREST RATE SWAP AGREEMENT.

     The Company entered into an interest rate swap agreement with Trust Company Bank effective January 4, 1994, and which terminates July 1, 1997. The notional amount reduces monthly from approximately $10.1 million at January 31, 1995, to $9.5 million prior to expiration of the agreement. The agreement effectively caps and sets a floor interest rate of 8% and 6%, respectively, on the construction loan which had an outstanding balance of $9,627,011 at January 31, 1995, and carries a floating interest rate of prime plus 3/8%. The Company expects the counterparty to the Agreement to abide by the terms of the agreement. A determination is made each reporting period whether amounts are receivable from or payable to the counterparty under the agreement and such accrual is made in the financial statements.

LIQUIDITY AND CAPITAL RESOURCES.

     Between April 30, 1994, and January 31, 1995, working capital increased by $441,230. Operating activities provided cash of $494,486. Investing activities used cash of $210,070 primarily for purchasing new equipment and computers to increase productivity. Financing activities used cash of $1,376,310 primarily for debt repayment. At January 31, 1995, the Company and its subsidiaries had available unsecured committed lines of credit totaling $13,000,000, against which $91,000 was outstanding.


                      PART II.  OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  None

(b) The Registrant has not filed any reports on form 8-K during the quarter ended January 31, 1995.

                              SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             ABRAMS INDUSTRIES, INC.
                                             -----------------------
                                             (Registrant)

Date:  February  27 , 1995                   /s/ Bernard W. Abrams
                                            ------------------------
                                            Bernard W. Abrams
                                            Chairman of The Board and
                                             Chief Executive Officer


Date:  February  27, 1995                    /s/ Joseph H. Rubin
                                            ------------------------
                                            Joseph H. Rubin
                                            Executive Vice President and
                                              Secretary (Principal Financial
                                              and Accounting Officer)

                                                     EXHIBIT INDEX


Exhibit Number                            Description
- - - - ---------------                           ---------------

     27                                   Financial Data Schedule