Form 10-K405
period 1995-04-30
ABRAMS INDUSTRIES INC
filed 1995-07-18
CIK 1923

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-K
                                ANNUAL REPORT

                          Pursuant to Section 13 or 15(d) of
                         the Securities Exchange Act of 1934

                       For the fiscal year ended April 30, 1995

                          Commission file number 0-10146
                                                 -------

                            ABRAMS INDUSTRIES, INC.
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)

                GEORGIA                                     58-0522129
    -------------------------------                        ---------------
    (STATE OR OTHER JURISDICTION OF                        (I.R.S. EMPLOYER
    INCORPORATION OR ORGANIZATION)                         IDENTIFICATION NO.)

5775-A Glenridge Drive, N.E., Suite 202, Atlanta, GA            30328
- ----------------------------------------------------            -----
 (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                    (ZIP CODE)

       Registrant's telephone number, including area code:  (404) 256-9785

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                        Name of each exchange on
   Title of each class:                                      which registered:

         NONE                                                      NONE

            SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                  Common Stock, $1.00 Par Value Per Share
                             (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                   YES  X           NO
                                       ---             ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
                             ---

THE AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NONAFFILIATES OF THE REGISTRANT AS OF JUNE 30, 1995, WAS $7,280,890. SEE PART III. THE NUMBER OF SHARES OF COMMON STOCK OF THE REGISTRANT OUTSTANDING AS OF JUNE 30, 1995, WAS 2,992,940.

                    DOCUMENTS INCORPORATED BY REFERENCE

THE INFORMATION CALLED FOR BY PART III (ITEMS 10, 11, 12 AND 13) IS INCORPORATED HEREIN BY REFERENCE TO THE REGISTRANT'S DEFINITIVE PROXY STATEMENT FOR THE 1995 ANNUAL MEETING OF SHAREHOLDERS WHICH IS TO BE FILED PURSUANT TO REGULATION 14A.

                            ABRAMS INDUSTRIES, INC.

                                   PART I

                              ITEM 1. BUSINESS.

        Abrams Industries, Inc. engages in (i) construction of retail and commercial projects; (ii) manufacturing store fixtures and display units for retail outlets; and (iii) developing income-producing properties for investment or sale, and providing management services for such properties.

        The Company was organized under Delaware law in 1960 to succeed to the business of A. R. Abrams, Inc., which was founded in 1925 by Alfred R. Abrams as a sole proprietorship. In 1984, the Company changed its state of incorporation to Georgia. As used herein, the term "Company" refers to Abrams Industries, Inc. and its subsidiaries and predecessors, unless the context indicates otherwise.

        Financial information by industry segment is set forth in Note 10 to the Consolidated Financial Statements of the Company.

                            CONSTRUCTION SEGMENT

        The Company, through its wholly-owned subsidiary, Abrams Construction, Inc., has engaged in the construction business since 1925. Although the Company does work throughout much of the United States, it concentrates its activities principally in the South. Construction activities consist primarily of new construction of, expansion of, and remodeling of retail store buildings, warehouses, banks, and shopping centers.

        Construction contracts are obtained by competitive bid and by negotiation. Generally, purchasing of materials and services for the Company's construction operations is done on a project-by-project basis.

                            MANUFACTURING SEGMENT

        The Company, through its wholly-owned subsidiary, Abrams Fixture Corporation, has engaged in manufacturing and selling store fixtures since 1946, and has been designing and producing point-of-purchase and other displays since 1975. The Company engineers and fabricates displays, check-out counters, cabinets, tables and other store fixtures of wood, metal and plastic laminate for sale primarily to several of the larger national retail store chains. Substantially all the store fixtures are fabricated to meet the customer's requirements for type, size, shape and color and are generally produced against specific orders.

        Abrams Fixture Corporation also produces both standardized and custom-designed point-of-purchase display units which are sold to carpet and wallcovering manufacturers, distributors, and retailers. Several types of home furnishing displays are manufactured and sold under the marketing title of Abrams International Merchandising Systems (AIMS).

        The Company maintains raw material inventories of items such as lumber, plywood, metals, particle board, laminates, and hardware. In the opinion of management, the raw materials and supplies utilized by this segment of the Company are available from numerous sources.

                              REAL ESTATE SEGMENT

        The Company, through its wholly-owned subsidiary, Abrams Properties, Inc., has engaged in real estate development activities since 1960. These activities involve primarily the development of shopping centers in the Southeast and Midwest. Development activities include selecting, optioning and acquiring sites, preparing market studies, arranging construction financing and long-term financing, contracting for design and construction, negotiating leases and managing the property upon completion of construction. Since 1973, the principal tenant of these developed shopping centers has been Kmart Corporation. The Company develops properties for sale to others, for fees and for its own investment purposes.

        The Company developed and currently owns 12 shopping centers which are held as long-term investments and were developed by the Company for that purpose. See "ITEM 2. PROPERTIES - Owned Shopping Centers". At April 30, 1995, the Company also was lessee and manager of 10 Company-developed shopping centers which were sold and leased back by the Company for subleasing. See "ITEM 2. PROPERTIES - Leaseback Shopping Centers".

                          EMPLOYEES AND EMPLOYEE RELATIONS

        At April 30, 1995, the Company employed 142 salaried employees, which included administrative, professional, and executive personnel, 13 hourly paid foremen, and 136 hourly employees.

        The hourly employees at Abrams Fixture Corporation are represented by one union. On May 1, 1992, the Company and the union reached a four-year agreement concerning wages and benefits. The Company has no other union agreements. On its construction jobs, the Company utilizes local labor whenever practicable, paying the prevailing wage scale. The Company believes that its relations with its employees are good.

                                  ABRAMS INDUSTRIES, INC.

                                SEASONAL NATURE OF BUSINESS

        The Company's business has generally been seasonal, with the highest revenues generally occurring in the second and fourth quarters of the Company's fiscal year. This seasonal nature results primarily from the businesses of the Construction Segment and the Manufacturing Segment, which, in addition to weather factors, are affected by customers' desires generally to build or remodel retail outlets so that work will be completed by the spring or fall. The business of the Real Estate Segment is generally less seasonal.

                                       COMPETITION

        The businesses of the Company are highly competitive. In its construction work and store fixture and display manufacturing business, the Company competes with a large number of national and local construction companies and fixture manufacturers and suppliers, many of which have greater financial resources than the Company. The Company also competes with smaller specialized companies. The real estate development area is also extremely competitive, with numerous companies competing for available financing, sites, tenants and purchasers.

                                 PRINCIPAL CUSTOMERS

        During fiscal 1995, the Company derived approximately 43% ($52,708,000) of its consolidated revenues from direct transactions with The Home Depot, Inc. These revenues resulted from construction activities and sales of manufactured store fixtures. During fiscal 1995, the Company derived approximately 16% ($18,942,000) of its consolidated revenues from construction activities for Baby Superstore, Inc. Also, during fiscal 1995, the Company derived approximately 11% ($13,737,000) of its consolidated revenues from direct transactions with Kmart Corporation. These revenues resulted from store rentals (approximately $7,020,000), construction activities, and the sales of manufactured store fixtures. See "ITEM 2. PROPERTIES" and Note 10 to the Consolidated Financial Statements of the Company. No other single customer accounted for 10% or more of the Company's consolidated revenues during the year.

                                 BACKLOG

        The following table indicates the backlog of contracts and orders by industry segment:

                                              April 30,                April 30,
                                                1995                     1994
                                            --------------------------------------
                   Construction              $34,284,000              $28,154,000
                   Manufacturing               7,300,000                6,178,000
                   Real Estate                10,083,000               10,763,000
                                            ---------------------------------------
                   Total Backlog             $51,667,000              $45,095,000
                                            ========================================

        The Company estimates that most of the backlog at April 30, 1995 will be completed prior to April 30, 1996. No assurance can be given as to future backlog levels or whether the Company will realize earnings from the revenues resulting from the backlog at April 30, 1995.

                               REGULATION

        The Company is subject to the authority of various state and local regulatory agencies concerned with the licensing of contractors, but it has experienced no material difficulty in complying with such requirements. The Company is also subject to local zoning regulations and building codes in performing its construction and real estate activities. Management believes that it is in substantial compliance with all such governmental regulations. Management believes that compliance with federal, state and local provisions which have been enacted or adopted for regulating the discharge of materials into the environment does not have a material effect upon the capital expenditures, earnings and competitive position of the Company.

                                  ABRAMS INDUSTRIES, INC.



                            EXECUTIVE OFFICERS OF THE REGISTRANT


The Executive Officers of the Company are as follows:

Name and Age                                          Positions with the Company                                   Officer Since
- --------------------------------------------------------------------------------------------------------------------------------
Bernard W. Abrams (70)                                Chairman of the Board of Directors                                1952
                                                      and Chief Executive Officer

Edward M. Abrams (68)                                 Director, President and Treasurer                                 1953

Joseph H. Rubin (52)                                  Director, Executive Vice President                                1979
                                                      and Secretary

Alan R. Abrams (40)                                   President, Abrams Properties, Inc.                                1988
                                                      since 1994.  Prior to that he served
                                                      as Vice President of Abrams Properties, Inc.

B. Michael Merritt (45)                               President, Abrams Construction, Inc.                              1986
                                                      since May, 1995. Prior to that he served
                                                      as Executive Vice President of
                                                      Abrams Construction, Inc.

Richard V. Priegel (42)                               President, Abrams Fixture Corporation                             1981

        Executive Officers of the Company are elected by the Board of Directors of the Company or the Board of Directors of the respective subsidiary to serve at the pleasure of the Board. Bernard W. Abrams and Edward M. Abrams are brothers. Alan R. Abrams and J. Andrew Abrams, who serve on the Board of Directors of the Company, are sons of Edward M. Abrams and nephews of Bernard W. Abrams. There are no other family relationships between any Executive Officer or Director and any other Executive Officer or Director of the Company.

                                  ITEM 2. PROPERTIES.

        The Company leases executive offices containing approximately 18,000 square feet in the Lakeside Office Park, 5775-A Glenridge Drive, in suburban Atlanta, Georgia. These offices are also used by the Company's Real Estate Segment and Construction Segment.

        The primary Manufacturing Segment facility contains approximately 255,000 square feet and is used for wood manufacturing and warehousing. There is a separate metal fabrication and warehousing facility, containing approximately 104,000 square feet. Both of these facilities are owned by the Company. The Company also leases one facility containing approximately 60,000 square feet, in which 48,000 square feet are used for warehousing and 12,000 square feet are used for manufacturing. These properties are all located near downtown Atlanta.

        The Company also owns, or has an interest in, the following properties:

                                  OWNED SHOPPING CENTERS

        The Company, through its Real Estate Segment, owns 12 shopping centers which it developed. Except for the centers in Oakwood and Newnan, Georgia, and Englewood and North Fort Myers, Florida, all are leased exclusively to Kmart. Anchor lease terms for the other than exclusively Kmart centers are shown in the table below.

                                                                                       Lease         Options        Options
                                                      Anchor          Square        Expiration         To             To
Location                                              Tenant          Footage           Date          Renew        Cancel (1)
- ------------------------------------------------------------------------------------------------------------------------------

Oakwood, GA                                           A & P           44,664             2013        (4) 5 Year
- ------------------------------------------------------------------------------------------------------------------------------
Newnan, GA                                            Goody's         24,986             1997        (2) 5 Year
                                                      Kmart           82,779             2017       (10) 5 Year
                                                      Kroger          49,319             2012        (6) 5 Year
- ------------------------------------------------------------------------------------------------------------------------------
Englewood, FL                                         Beall's         31,255             2006        (4) 5 Year
                                                      Kmart           86,479             2015       (10) 5 Year
                                                      Publix          48,555             2010        (4) 5 Year
                                                      Walgreens       13,500             2040                      (6) 5 Year
- ------------------------------------------------------------------------------------------------------------------------------
North Fort Myers, FL                                  Beall's         35,600             2009        (9) 5 Year
                                                      Fashion Bug      9,600             2004        (4) 5 Year
                                                      Food Lion       33,000             2013        (4) 5 Year
                                                      Jo-Ann Fabrics  16,000             2003         (3) 5 Year
                                                      Kmart          107,806             2018        (10) 5 Year
- -----------------------------------------------------------------------------------------------------------------------------

(1) Walgreens' six five-year cancellation options commence in 2010.

                                  ABRAMS INDUSTRIES, INC.


        In the shopping centers leased solely to Kmart, the leases expire from 1997 to 2017 and contain 8 to 10 five-year renewal options. With the exception of the Kmart leases in Columbus and Warner Robins, Georgia; Niles, Michigan; and Shawnee, Oklahoma; all of the anchor tenant leases provide for contingent rentals if sales exceed specified amounts. Most major tenants have rights to offset those contingent rentals against certain annual operating expenses paid by them. In fiscal 1995, the Company received $64,037 in contingent rentals, net of offsets, which are included in the aggregate rentals set forth below.

        Typically, tenants are responsible for their pro rata share of ad valorem taxes, insurance and common area maintenance (subject to the right of offset discussed above). With the exception of the centers in Morton, Illinois; Warner Robins and Columbus, Georgia; Niles, Michigan; and Shawnee, Oklahoma, where Kmart has complete maintenance responsibility, the Company has responsibility for structural and roof maintenance of the buildings. The Company also has responsibility for parking lots and driveways, except routine upkeep, which is the responsibility of the tenants.

        The following chart provides relevant information relating to the owned shopping centers:

===================================================================================================================================
                                                                                                                      Principal
                                                                                         Annual                       Amount of
                                                                           Rents          Cash         Mortgage      Mortgage Debt
                                            Square                       Received:       Flow:         Payments:      Outstanding
                                           Feet In           Year          Fiscal        Fiscal         Fiscal       As Of April 30,
Lcation                       Acres      Building(s)       Completed        1995         1995 (1)      1995 (2)         1995 (3)
- -----------------------------------------------------------------------------------------------------------------------------------
1100 W. Argyle Street         11.4        105,022           1972      $  299,192     $  273,449     $  254,701      $    609,740
Jackson, MI
- -----------------------------------------------------------------------------------------------------------------------------------
2707 S. 11th Street           11.7        105,155        1974, 1993      288,814        287,538        261,648         2,523,567
Niles, MI
- -----------------------------------------------------------------------------------------------------------------------------------
100 Virginia Avenue            9.7         84,686        1974, 1991      206,173        205,913        162,408           892,166
Tifton, GA
- -----------------------------------------------------------------------------------------------------------------------------------
44-56 Bullsboro Drive         16.3        174,059       1974, 1987,      851,296        833,467        668,042         5,812,678
Newnan, GA                                                 1989
- -----------------------------------------------------------------------------------------------------------------------------------
2063 Watson Boulevard         12.1        104,224           1975         354,000        352,507        329,529         2,656,871
Warner Robins, GA
- -----------------------------------------------------------------------------------------------------------------------------------
2323-2327 N. Harrison          8.0         83,552       1979, 1991       385,893        384,511        358,453         2,912,783
Shawnee, OK
- -----------------------------------------------------------------------------------------------------------------------------------
315 Deo Drive                  7.1         68,337          1979          240,500        238,122        204,404         1,525,000
Newark, OH
- -----------------------------------------------------------------------------------------------------------------------------------
1075 W. Jackson Street         7.3         92,120       1980, 1992       463,225        430,511         406,036        3,499,231
Morton, IL (4)
- -----------------------------------------------------------------------------------------------------------------------------------
2500 Airport Thruway           8.0         87,543       1980, 1988       441,286        400,408         392,169        3,315,702
Columbus, GA (4)
- -----------------------------------------------------------------------------------------------------------------------------------
3715 Mundy Mill Road          10.0         71,514          1988          719,162        688,097         482,290        4,736,899
Oakwood, GA
- -----------------------------------------------------------------------------------------------------------------------------------
1500 Placida Road             28.7        213,739          1990        1,577,397      1,542,243       1,352,167       13,186,617
Englewood, FL
- -----------------------------------------------------------------------------------------------------------------------------------
15201 N. Cleveland            72.3        226,735          1993        1,501,679      1,284,296       1,073,817        9,915,245
North Fort Myers, FL
===================================================================================================================================
        (1) Annual cash flow is net operating income before depreciation, amortization of loan and lease costs, interest and principal payments on mortgage notes and bonds payable.
        (2) Includes principal and interest, but excludes mortgage refinancings and costs associated therewith.
        (3) Exculpatory provisions limit the Company's liability to the respective mortgaged properties, except for the North Fort Myers, Florida loan which has been guaranteed by Abrams Properties, Inc. See Notes 6 and 7 to the Consolidated Financial Statements of the Company.
        (4) Land is leased, not owned. The Columbus, Georgia center is owned by Abrams/Columbus Limited Partnership, in which Abrams Properties, Inc. serves as general partner and owns an 80% interest.

                                 ABRAMS INDUSTRIES, INC.

                              LEASEBACK SHOPPING CENTERS

       The Company, through its Real Estate Segment, is lessee of 10 shopping centers which it developed, sold and leased back under leases expiring from years 2001 to 2014. The 10 centers are subleased by the Company to Kmart Corporation for periods corresponding to the Company's leases. The Kmart subleases provide for contingent rentals if sales exceed specified amounts, and contain 10 five-year renewal options, except Jacksonville, Florida, which has eight five-year renewal options. The Company's leases with the fee owners contain renewal options coextensive with Kmart's renewal options. Kmart is responsible for insurance and ad valorem taxes, but has the right to offset against contingent rentals any such taxes paid in excess of specified amounts. In fiscal 1995, the Company received $38,630 in contingent rentals, net of offsets, which is included in the aggregate annual rentals set forth below. The Company has responsibility for structural and roof maintenance of the buildings. The Company also has responsibility for parking lots and driveways, except routine upkeep, which is the responsibility of the tenant, Kmart. The Company's leases contain exculpatory provisions which limit the Company's liability to its interest in the respective subleases.

        The following chart provides certain information relating to the leaseback shopping centers:

=================================================================================================================================
                                                                                                        Rents              Rent
                                                                       Square                         Received:          Expense:
                                                                      Feet In         Year              Fiscal            Fiscal
Location                                          Acres             Building(s)    Completed             1995              1995
- ---------------------------------------------------------------------------------------------------------------------------------
Bayonet Point, FL                                 10.8                109,340         1976             $336,886          $269,568
- ---------------------------------------------------------------------------------------------------------------------------------
Orange Park, FL                                    9.4                 84,180         1976              264,000           226,796
- ---------------------------------------------------------------------------------------------------------------------------------
Rock Island, IL                                    9.8                 84,180         1976              297,600           268,786
- ---------------------------------------------------------------------------------------------------------------------------------
Davenport, IA                                     10.0                 84,180         1977              267,052           208,153
- ---------------------------------------------------------------------------------------------------------------------------------
Minneapolis, MN                                    7.1                 84,180         1978              342,920           230,570
- ---------------------------------------------------------------------------------------------------------------------------------
West St. Paul, MN                                 10.0                 84,180         1978              298,465           229,630
- ---------------------------------------------------------------------------------------------------------------------------------
Ft. Smith, AR                                      9.2                106,141         1979              255,350           223,195
- ---------------------------------------------------------------------------------------------------------------------------------
Jacksonville, FL                                  11.6                 97,032         1979              303,419           258,858
- ---------------------------------------------------------------------------------------------------------------------------------
Louisville, KY                                     9.3                 72,897         1979              290,000           251,279
- ---------------------------------------------------------------------------------------------------------------------------------
Richfield, MN                                      5.7                 74,217         1979              300,274           241,904
=================================================================================================================================

                                   LAND HELD FOR INVESTMENT

        The Company, through its Real Estate Segment, owns or has an interest in the following undeveloped land held for investment:

=============================================================================================================================
                                                                      Year                               Intended
Location                                         Acres              Acquired                             Use (1)
- -----------------------------------------------------------------------------------------------------------------------------

2707 S. 11th Street                               2.9                 1973               Food store and/or retail shops
Niles, MI
- ------------------------------------------------------------------------------------------------------------------------------
Kimberly Road & Fairmont Street                   6.0                 1977               Outlot, plus food store and/or retail
Davenport, IA
- ------------------------------------------------------------------------------------------------------------------------------
Dixie Highway                                     4.7                 1979               Food store and/or retail shops
Louisville, KY
- ------------------------------------------------------------------------------------------------------------------------------
West 15th Street                                  1.4                 1979               Two outlots (2)
Washington, NC
- ------------------------------------------------------------------------------------------------------------------------------
Mundy Mill Road                                   7.7                 1987               Retail shops and/or five outlots
Oakwood, GA
- ------------------------------------------------------------------------------------------------------------------------------
Placida Road                                      0.7                 1989               One outlot
Englewood, FL
- ------------------------------------------------------------------------------------------------------------------------------
North Cleveland Avenue                           13.6                 1993               Seven outlots and retail shops
North Fort Myers, FL
===============================================================================================================================

        (1)  "Outlot" as used herein refers to a small parcel of land reserved from the original shopping center parcel and is generally sold for, leased for, or developed as, a fast-food operation, bank or similar use.
        (2)  Leased under leases terminating in years 2005 and 2010 with a right to extend for three additional five-year periods. Both outlots are sub-leased for terms coextensive with the Company's lease.

        There is no mortgage debt on any of the properties, except for the North Fort Myers, Florida retail shop land. See Note 7 to the Consolidated Financial Statements of the Company. The Company will either develop the properties described above or will hold them for sale to others.

                           ABRAMS INDUSTRIES, INC.


                         ITEM 3. LEGAL PROCEEDINGS.

        The Company is not a party to, nor is any of its property the subject of, any material pending legal proceedings, other than ordinary routine proceedings incidental to the business of the Company. To the knowledge of the management of the Company, there are no material legal proceedings contemplated or threatened against it.

              ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        Not applicable.

                                  PART II

   ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
           MATTERS.

                             COMMON STOCK DATA

=================================================================================================================================
                                                                                                               DIVIDENDS PAID
                                                        CLOSING MARKET PRICES                                    PER SHARE
- ---------------------------------------------------------------------------------------------------------------------------------
                                            FISCAL                               FISCAL                 FISCAL           FISCAL
                                            1995                                  1994                   1995             1994
- ---------------------------------------------------------------------------------------------------------------------------------
                                    HIGH             LOW                HIGH                LOW

   First Quarter                  $6.250            $5.500            $6.000              $4.625          $.03             $.02
- ---------------------------------------------------------------------------------------------------------------------------------
   Second Quarter                  6.375             4.500             6.500               5.500           .03              .03
- ---------------------------------------------------------------------------------------------------------------------------------
   Third Quarter                   5.250             4.500             7.750               5.250           .03              .03
- ---------------------------------------------------------------------------------------------------------------------------------
   Fourth Quarter                  5.000             4.000             7.875               5.750           .03              .03
=================================================================================================================================

        The common stock of Abrams Industries, Inc. is traded over-the-counter in the NASDAQ/National Market System (Symbol: ABRI). The approximate number of holders of common stock was 528 (including shareholders of record and shares held in street name) at May 31, 1995.

        The following firms were listed as Abrams Industries, Inc. market makers in the April 30, 1995, NASDAQ/NMS Monthly Statistical Report:

        * The Chicago Corporation - Chicago, Illinois
        * Herzog, Heine & Geduld - New York, New York
        * Interstate/Johnson Lane, Corp. - Atlanta, Georgia
        * Mackie, R.A. & Co., Inc. - Irvington, New York
        * Robinson Humphrey Co., Inc. - Atlanta, Georgia
        * Robotti & Eng - New York, New York
        * Sherwood Securities - New York, New York
        * T.R. Winston & Co., Inc. - Far Hills, New Jersey
        * Troster Singer Corporation - Jersey City, New Jersey

                         ABRAMS INDUSTRIES, INC.

                     ITEM 6. SELECTED FINANCIAL DATA.

        The following table sets forth selected financial data for the Company and should be read in conjunction with the consolidated financial statements and notes thereto

                                                 1995            1994             1993             1992                1991
- ---------------------------------------------------------------------------------------------------------------------------------
Consolidated Revenues                        $122,608,682    $123,602,954       $82,878,911      $83,818,090        $78,020,796
- ---------------------------------------------------------------------------------------------------------------------------------
Net Earnings (Loss)                          $   (331,019)   $  1,359,408       $ 1,710,381      $ 1,021,303        $ 1,027,373
- ---------------------------------------------------------------------------------------------------------------------------------
Net Earnings (Loss) Per Share*               $       (.11)   $        .46       $       .57      $       .34        $       .34
- ---------------------------------------------------------------------------------------------------------------------------------
Actual Shares Outstanding at Year-End           2,993,540       2,993,540         2,977,540        2,977,540          2,977,540
- ---------------------------------------------------------------------------------------------------------------------------------
Cash Dividends Paid Per Share                $        .12    $        .11       $       .11      $       .20        $       .20
- ---------------------------------------------------------------------------------------------------------------------------------
Shareholders' Equity                         $ 20,872,035    $ 21,562,279       $20,484,880      $19,102,028        $18,676,233
- ---------------------------------------------------------------------------------------------------------------------------------
Shareholders' Equity Per Share*              $       6.97    $       7.20       $      6.84      $      6.38        $      6.24
- ---------------------------------------------------------------------------------------------------------------------------------
Working Capital                              $ 10,901,752    $  9,445,073       $  8,030,898     $ 2,783,427        $ 3,140,650
- ---------------------------------------------------------------------------------------------------------------------------------
Depreciation and Amortization Expense        $  3,078,878    $  2,787,078       $  2,162,472     $ 2,106,703        $ 1,938,687
- ---------------------------------------------------------------------------------------------------------------------------------
Total Assets                                 $ 88,576,745    $ 92,732,567       $ 90,537,249     $78,260,810        $76,606,498
- ---------------------------------------------------------------------------------------------------------------------------------
Income-Producing Property Under
  Development, Income-Producing
  Properties and Property, Plant
  and Equipment, net                         $ 55,065,157     $ 56,787,858      $64,340,348      $52,976,540        $49,999,625
- ---------------------------------------------------------------------------------------------------------------------------------
Long-Term Debt                               $ 51,580,229     $ 52,637,298      $55,197,178      $41,513,804        $39,104,720
- ---------------------------------------------------------------------------------------------------------------------------------
Return on Average Shareholders' Equity              (1.6%)            6.5%             8.6%             5.4%               5.6%
- ---------------------------------------------------------------------------------------------------------------------------------
Return on Total Assets                               (.4%)            1.5%             1.9%             1.3%               1.3%
=================================================================================================================================

                                             1990          1989           1988         1987            1986         1985
- ----------------------------------------------------------------------------------------------------------------------------
Consolidated Revenues                     $54,887,568   $50,331,871   $51,032,736   $46,773,124    $45,962,053   $61,480,691
- -----------------------------------------------------------------------------------------------------------------------------
Net Earnings (Loss)                       $ 1,534,063   $ 1,435,567   $ 1,082,883   $   969,326    $   582,741   $ 1,232,331
- ----------------------------------------------------------------------------------------------------------------------------
Net Earnings (Loss Per Share)*            $       .51   $       .48   $      .36    $       .33    $       .20   $       .41
- ----------------------------------------------------------------------------------------------------------------------------
Actual Shares Outstanding at Year-End       2,994,039     2,978,039     1,787,000     1,787,000      1,782,452     1,779,610
- ----------------------------------------------------------------------------------------------------------------------------
Cash Dividends Paid Per Share             $       .20   $       .18   $      .14    $       .14    $       .14   $       .13
- ----------------------------------------------------------------------------------------------------------------------------
Shareholders' Equity                      $18,304,102   $17,310,146   $16,402,538   $15,748,535    $15,192,735   $15,028,358
- ----------------------------------------------------------------------------------------------------------------------------
Shareholders' Equity Per Share*           $      6.11   $      5.78   $      5.48   $      5.26    $      5.08   $      5.02
- ----------------------------------------------------------------------------------------------------------------------------
Working Capital                           $21,575,826   $18,830,026   $12,955,259   $ 9,089,467    $11,092,309   $15,849,468
- ----------------------------------------------------------------------------------------------------------------------------
Depreciation and Amortization Expense     $ 1,707,985   $ 1,668,105   $ 1,491,401   $ 1,364,970    $ 1,210,321   $ 1,173,564
- ----------------------------------------------------------------------------------------------------------------------------
Total Assets                              $64,047,108   $56,318,968   $51,178,946   $44,957,055    $43,361,213   $44,258,623
- ----------------------------------------------------------------------------------------------------------------------------
Income-Producing Property Under
  Development, Income-Producing
  Properties and Property, Plant
  and Equipment, net                      $22,797,353   $24,088,285   $21,069,833   $17,058,000    $17,208,946   $15,820,514
- ----------------------------------------------------------------------------------------------------------------------------
Long-Term Debt                            $29,955,918   $30,071,322   $23,337,984   $19,387,624    $20,226,001   $17,982,297
- ----------------------------------------------------------------------------------------------------------------------------
Return on Average Shareholders' Equity           8.6%          8.5%          6.7%          6.3%           3.9%          8.4%
- ----------------------------------------------------------------------------------------------------------------------------
Return on Total Assets                           2.4%          2.5%          2.1%          2.2%           1.3%          2.8%
=================================================================================================================================


*Adjusted to reflect stock dividends and stock splits.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR FISCAL YEARS ENDED APRIL 30, 1995, 1994 AND 1993.

                                RESULTS OF OPERATIONS

                                      REVENUES

        Company Revenues for 1995 were $122,608,682, compared to $123,602,954 and $82,878,911 for 1994 and 1993, respectively. This represents a decrease in REVENUES of 1% from those of 1994 and an increase in REVENUES of 48% from those of 1993. The Company Revenues include Interest income of $406,302, $307,220 and $217,797 for 1995, 1994 and 1993, respectively, and include Other income of $53,495, $145,410 and $175,334 for 1995, 1994 and 1993,
respectively. The figures in Chart A below do not include Interest income, Other income or Intersegment revenues. When more than one segment is involved, REVENUES are reported by the segment that ultimately sells to the purchaser outside the Company.

                                                         REVENUE SUMMARY BY SEGMENT
                                                           (Dollars in Thousands)
                                                                   CHART A

                                Years Ended                  Increase                 Years Ended                  Increase
                                 April 30,                  (Decrease)                 April 30,                  (Decrease)
                        ----------------------------------------------------------------------------------------------------------
                           1995         1994            Amount     Percent          1995         1993         Amount    Percent
                        ----------------------------------------------------------------------------------------------------------

Construction (1)        $ 94,040     $ 86,774          $ 7,266        8           $ 94,040     $ 54,742       $39,298      72
Manufacturing (2)         16,348       19,530           (3,182)     (16)            16,348       16,518          (170)     (1)
Real Estate (3)           11,761       16,846           (5,085)     (30)            11,761       11,226           535       5
                        ---------------------------------------                   ------------------------------------
   Total                $122,149     $123,150         $ (1,001)      (1)          $122,149     $ 82,486       $39,663      48
                        =======================================                   ====================================

NOTES:
        (1) The growth in revenues in 1995 from those in 1994 and 1993 is the result of increased levels of activity in the construction of new buildings and expansions of others for existing and new customers. The amounts reported exclude $-0- in 1995, $1,020,000 in 1994, and $10,216,000 in
1993 related to construction work at a shopping center developed by the Real Estate Segment.

        (2) Sales to one of the Company's primary customers were $2,935,000 in 1995, compared to $5,396,000 in 1994 and $9,526,000 in 1993. These decreases are attributable to that customer's reevaluation of its new store, store expansion and remodeling programs. Sales of fixtures and displays to other customers were $13,413,000 in 1995, compared to $14,134,000 in 1994 and $6,992,000 in 1993.

        (3) Rental revenues for 1995 were $11,131,000, compared to $10,435,000 in 1994 and $9,255,000 in 1993. The increase is primarily attributable to rents received from a Company-developed and owned shopping center which opened during fiscal 1994. Revenues from sales of real estate amounted to $630,000 in 1995, $6,411,000 in 1994, and $1,971,000 in 1993.

               COSTS: APPLICABLE TO SEGMENT REVENUES

        As a percentage of total Segment REVENUES (See Chart A), the applicable total Segment COSTS (See Chart B) of $108,102,114 for 1995, $105,259,598 for 1994 and $68,640,340 for 1993 were 89%, 85% and 83%, respectively.

                                 ABRAMS INDUSTRIES, INC.

                                               COSTS APPLICABLE TO REVENUES SUMMARY BY SEGMENT
                                                           (Dollars in Thousands)

                                                                   CHART B
                                                                                                              Percent of
                                                                                                            Segment Revenues
                                                       Years Ended                                          For Years Ended
                                                        April 30,                                              April 30,
                                    --------------------------------------------------              --------------------------------
                                       1995                1994                  1993               1995         1994           1993
                                    --------------------------------------------------              --------------------------------
Construction                         $88,847             $81,902               $50,742               94           94             93
Manufacturing (1)                     12,896              12,773                11,227               79           65             68
Real Estate (2)                        6,359              10,585                 6,671               54           63             59
                                    --------------------------------------------------
   Total                            $108,102            $105,260               $68,640               89           85             83
                                    ==================================================

NOTES:
        (1) The percentage of Manufacturing Costs Applicable to Segment REVENUES increased in 1995, as compared to both 1994 and 1993. The increase is primarily attributable to (a) increased labor and material costs; (b) the product mix of fixtures sold; (c) underabsorption of plant overhead; and (d) increased aged inventory reserves. The underabsorption of plant overhead in 1995 amounted to approximately $900,000. The increase in inventory reserves in 1995 amounted to approximately $288,000. These costs were not able to be offset because of lower sales.

        (2) The decrease in both the dollar and percentage of Real Estate Costs Applicable to REVENUES is primarily attributable to the cost of real estate sold that amounted to $313,000 in 1995, $5,249,000 in 1994, and $1,781,000 in 1993.

        SELLING, SHIPPING, GENERAL AND ADMINISTRATIVE EXPENSES BY SEGMENT

        For the years 1995, 1994 and 1993, Selling, Shipping, General and Administrative Expenses (See Chart C) were $10,207,016, $11,509,660 and $9,571,435, respectively. As a percentage of Consolidated Revenues, these expenses were 8% for 1995, 9% for 1994 and 12% for 1993. In reviewing Chart C, the reader should recognize that the volume of revenues usually affects these amounts and percentages. The percentages in Chart C are based on expenses as they relate to segment revenues in Chart A, except that parent expenses and total expenses relate to Consolidated Revenues.

                                      SELLING, SHIPPING, GENERAL AND ADMINISTRATIVE EXPENSES BY SEGMENT
                                                           (Dollars in Thousands)
                                                                   CHART C
                                                                                                         Percent of
                                                                                                      Segment Revenues
                                               Years Ended                                            For Years Ended
                                                April 30,                                                April 30,
                           ----------------------------------------------------            ---------------------------------------
                                1995                1994                  1993              1995            1994              1993
                           ----------------------------------------------------            ---------------------------------------
Construction (1)           $  2,727               $ 2,637                $2,169               3                3                4
Manufacturing (2)             3,824                 5,004                 3,877              23               26               23
Real Estate (3)               1,629                 1,873                 1,755              14               11               16
Parent (4)                    2,027                 1,996                 1,770               2                2                2
                           ----------------------------------------------------
   Total                   $ 10,207               $11,510                $9,571               8                9               12
                           ====================================================

NOTES:
        (1) On a dollar basis comparison, Selling, Shipping, General and Administrative Expenses were higher in 1995 as compared to 1994 and 1993. This increase is attributable to new projects estimating expenses.

        (2) On both a dollar and percentage basis comparison, Selling, Shipping, General and Administrative Expenses were lower in 1995 as compared to 1994, because of decreased incentive plan expenses, which are based on segment profits.

        (3) On a dollar basis comparison, the Selling, Shipping, General and Administrative Expenses were lower in 1995 as compared to 1994 and 1993. The decrease is attributable to no shopping center opening expenses incurred in 1995 ($166,000 in 1994); and decreased incentive plan expenses ($85,000 less than 1994), which are based on segment profits.

        (4) On a dollar basis comparison, Selling, Shipping, General and Administrative Expenses were higher in 1995 as compared to 1994 and 1993, because of increased personnel costs.

                                ABRAMS INDUSTRIES, INC.

                                  INTEREST COSTS

        The majority of interest costs expensed of $4,806,571, $4,598,288 and $2,642,043 in 1995, 1994 and 1993, respectively, are related to the ownership of shopping centers and utilization of lines of credit. Interest costs of $-0-, $536,000 and $1,920,000 relating to properties under development in 1995, 1994 and 1993, respectively, were capitalized.

                             LIQUIDITY AND CAPITAL RESOURCES

        Except for certain real estate construction loans and occasional short-term loans, the Company normally has been able to finance its working capital needs through funds generated internally. If funds are not generated through normal operations, the Company has available bank lines of credit. The Company has also developed relationships with various banks through which other short-term and long-term financing could be available if required. Working capital increased to $10,901,752 at the end of 1995, as compared to $9,445,073 and $8,030,898 of working capital at the end of 1994 and 1993, respectively. Operating activities provided cash of $3,134,826. Investing activities used cash of $484,794 primarily for purchasing new equipment and computers to increase productivity. Financing activities used cash of $1,506,517 primarily for debt repayment.

        In April 1992, the Company secured a construction loan for the North Fort Myers development from Trust Company Bank of Atlanta, Georgia. The loan was modified during April 1994. The term of the construction financing is five years, and the loan may be extended for one additional year upon the satisfaction of certain conditions. The maximum amount to be funded will be determined by a formula based on future development. The Company entered into an interest rate swap agreement with Trust Company Bank effective January 4, 1994, and which terminates July 1, 1997. The notional amount reduces monthly from approximately $10 million at April 30, 1995, to $9.5 million prior to expiration of the agreement. The agreement effectively sets a cap and floor interest rate of 8% and 6%, respectively, on the construction loan which had an outstanding balance of $9,915,245 at April 30, 1995, and carries a floating interest rate of prime plus 3/8%. The Company expects the counterparty to the agreement to abide by the terms of the agreement. A determination is made each reporting period whether amounts are receivable from or payable to the counterparty under the agreement and such accrual is made in the Company's financial statements.

        At April 30, 1995, the Company and its subsidiaries had bank lines of credit of $13,000,000, of which $361,000 was outstanding.

           EFFECTS OF INFLATION ON REVENUES AND OPERATING PROFITS

        The effects of inflation upon the Company's operating results are varied. Except for the current year, inflation in the past three years has been modest and has had minimal effect on the Company. The Construction Segment subcontracts most of its work at fixed prices, which normally will help that segment to protect its profit margin percentage.

        During the current year the Manufacturing Segment experienced increased costs, especially in the area of wood and wood products. As a result, profit margins have decreased. This segment is now noticing a stabilizing in raw materials prices.

        In the Real Estate Segment, the majority of leases are long-term
(over 20 years) with fixed rents except for contingent rent provisions by which the Company may earn additional rent as a result of increases in tenants' sales. The contingent rent provisions, however, permit the tenant in most cases to offset against contingent rents any increases in ad valorem taxes over a specified amount. If inflation were to rise, ad valorem taxes would probably increase which, in turn, would cause a decrease in the continge nt rents. Furthermore, the Company has certain repair obligations and the costs of repairs increase with inflation.

        Inflation causes a rise in interest rates, which has a positive effect on investment income, but has a negative effect on profit margins because of the increased costs of production. Overall, inflation will tend to limit the Company's markets and, in turn, will reduce revenues as well as operating profits.

              ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
                    INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                                               Page
        Independent Auditors' Report                                                                                             18
        Consolidated Balance Sheets - April 30, 1995 and 1994                                                                    19
        Consolidated Statements of Operations - For the years ended April 30, 1995, 1994 and 1993                                20
        Consolidated Statements of Shareholders' Equity - For the years ended April 30, 1995, 1994 and 1993                      21
        Consolidated Statements of Cash Flow - For the years ended April 30, 1995, 1994 and 1993                                 22
        Notes to Consolidated Financial Statements - April 30, 1995, 1994 and 1993                                            23-30

        Schedules:

        SCHEDULE NUMBER
        ---------------
        II                     Valuation and Qualifiying Accounts                                                                31
        III                    Real Estate and Accumulated Depreciation                                                       32-33


                                 ABRAMS INDUSTRIES, INC.

                              INDEPENDENT AUDITORS' REPORT


The Board of Directors and Shareholders
Abrams Industries, Inc.


        We have audited the consolidated financial statements of Abrams Industries, Inc. and subsidiaries as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedules as listed in the accompanying index. These consolidated financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

        We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Abrams Industries, Inc. and subsidiaries as of April 30, 1995 and 1994, and the results of their operations and cash flows for each of the years in the three-year period ended April 30, 1995, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

        As discussed in Note 8 to the consolidated financial statements, the Company adopted the provisions of the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 109, ACCOUNTING FOR INCOME TAXES, in 1993.




                                          /s/ KPMG Peat Marwick



June 9, 1995
Atlanta, Georgia

                                  ABRAMS INDUSTRIES, INC.

                               CONSOLIDATED BALANCE SHEETS

                                                                                                       April 30,
                                                                                     ------------------------------------------
                                                                                           1995                         1994
- -------------------------------------------------------------------------------------------------------------------------------
                                                             ASSETS
CURRENT ASSETS:
    Cash and cash equivalents                                                         $ 8,270,703                   $ 7,127,188
    Receivables-
      Trade notes and accounts, net                                                     2,281,440                     3,699,176
      Contracts, net, including retained amounts of
          $3,054,467 in 1995 and $3,065,516 in 1994                                     8,401,281                    10,350,991
    Inventories (Note 2)                                                                2,655,906                     2,362,231
    Costs and earnings in excess of billings (Note 3)                                   1,568,845                     1,489,344
    Deferred income taxes (Note 8)                                                      1,212,791                       754,625
    Other                                                                                 388,079                       372,639
- -------------------------------------------------------------------------------------------------------------------------------
          Total current assets                                                         24,779,045                    26,156,194
- -------------------------------------------------------------------------------------------------------------------------------
INCOME-PRODUCING PROPERTIES (Notes 4, 6 and 7)                                         50,784,045                    52,745,604
PROPERTY, PLANT AND EQUIPMENT (Notes 5 and 7)                                           4,281,112                     4,042,254
OTHER ASSETS:
    Land held for investment                                                            4,950,293                     5,231,272
    Notes receivable                                                                      783,293                     1,405,000
    Cash surrender value of life insurance on officers, net                               889,712                       820,554
    Deferred loan costs, net                                                            1,128,040                     1,334,697
    Other                                                                                 981,205                       996,992
- -------------------------------------------------------------------------------------------------------------------------------
                                                                                     $ 88,576,745                   $92,732,567
===============================================================================================================================

                          LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
    Trade and subcontractors payables, including
      retained amounts of $1,249,840 in 1995 and
      $1,440,000 in 1994                                                             $  7,859,614                    $ 8,368,374
    Billings in excess of costs and earnings (Note 3)                                     500,468                        699,558
    Accrued cash and deferred profit-sharing (Note 9)                                   1,493,481                      2,702,113
    Accrued expenses                                                                    2,553,271                      2,580,239
    Current maturities of long-term debt (Notes 6 and 7)                                1,510,122                      1,595,572
    Income taxes payable (Note 8)                                                           --                           765,265
- --------------------------------------------------------------------------------------------------------------------------------
          Total current liabilities                                                    13,916,956                     16,711,121
- ---------------------------------------------------------------------------------------------------------------------------------
DEFERRED INCOME TAXES (Note 8)                                                          2,207,525                      1,821,869
MORTGAGE NOTES AND BONDS PAYABLE, less
    current maturities (Note 6)                                                        40,518,332                     41,704,344
OTHER LONG-TERM DEBT, less current maturities (Note 7)                                 11,061,897                     10,932,954
- --------------------------------------------------------------------------------------------------------------------------------
          Total liabilities                                                            67,704,710                     71,170,288
- --------------------------------------------------------------------------------------------------------------------------------
COMMITMENTS AND CONTINGENCIES (Notes 6 and 7)
SHAREHOLDERS' EQUITY (Note 9):
    Common stock, $1 par value; authorized
      5,000,000 shares; 3,010,039 issued and
      2,993,540 outstanding                                                             3,010,039                      3,010,039
    Additional paid-in capital                                                          2,012,190                      2,012,190
    Retained earnings                                                                  15,906,239                     16,596,483
- --------------------------------------------------------------------------------------------------------------------------------
      Total paid-in capital and retained earnings                                      20,928,468                     21,618,712
          Less cost of treasury stock (16,499 shares)                                      56,433                         56,433
- --------------------------------------------------------------------------------------------------------------------------------
      Total shareholders' equity                                                       20,872,035                     21,562,279
- ---------------------------------------------------------------------------------------------------------------------------------
                                                                                      $88,576,745                    $92,732,567
=================================================================================================================================

                 SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                 ABRAMS INDUSTRIES, INC.


                          CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                     Years Ended April 30,
- ----------------------------------------------------------------------------------------------------------------------------------
                                                                        1995                   1994                    1993
- ----------------------------------------------------------------------------------------------------------------------------------

REVENUES
   Construction                                                 $  94,039,455              $  86,773,819           $54,742,242
   Manufacturing                                                   16,348,294                 19,530,240            16,517,697
   Rental income                                                   11,131,136                 10,435,407             9,254,641
   Real estate sales                                                  630,000                  6,410,858             1,971,200
   Interest                                                           406,302                    307,220               217,797
   Other                                                               53,495                    145,410               175,334
- ----------------------------------------------------------------------------------------------------------------------------------
                                                                  122,608,682                 123,602,954           82,878,911
- ----------------------------------------------------------------------------------------------------------------------------------
COSTS AND EXPENSES
    Applicable to revenues -
      Construction                                                 88,847,494                  81,901,979           50,741,843
      Manufacturing                                                12,895,856                  12,772,836           11,227,153
      Rental property operating
          expenses, exclusive of interest                           6,046,094                   5,335,651            4,890,530
      Cost of real estate sold                                        312,670                   5,249,132            1,780,814
- ------------------------------------------------------------------------------------------------------------------------------
                                                                  108,102,114                 105,259,598           68,640,340
- ------------------------------------------------------------------------------------------------------------------------------
    Selling, shipping, general and administrative                  10,207,016                  11,509,660            9,571,435
    Interest costs incurred, less interest capitalized
         of $536,000 and $1,920,000 in 1994 and 1993,
         respectively                                               4,806,571                    4,598,288           2,642,043
- ------------------------------------------------------------------------------------------------------------------------------
                                                                  123,115,701                  121,367,546          80,853,818
- ------------------------------------------------------------------------------------------------------------------------------
EARNINGS (LOSS) BEFORE INCOME TAXES AND CUMULATIVE
    EFFECT OF CHANGE IN METHOD OF ACCOUNTING
    FOR INCOME TAXES                                                 (507,019)                   2,235,408           2,025,093
- ------------------------------------------------------------------------------------------------------------------------------
INCOME TAXES (Note 8)
    Current                                                          (103,490)                   1,033,846             550,285
    Deferred                                                          (72,510)                    (157,846)            200,715
- -------------------------------------------------------------------------------------------------------------------------------
                                                                     (176,000)                     876,000             751,000
- -------------------------------------------------------------------------------------------------------------------------------
Earnings (loss) before cumulative effect of
       change in method of accounting for income taxes               (331,019)                   1,359,408            1,274,093
Cumulative effect of change in method of
       accounting for income taxes (Note 8)                              --                          --                 436,288
- -------------------------------------------------------------------------------------------------------------------------------
NET EARNINGS (LOSS)                                               $  (331,019)               $   1,359,408         $ 1,710,381
===============================================================================================================================
NET EARNINGS (LOSS) PER SHARE, based on weighted average
       outstanding shares of 2,993,540, 2,981,762 and
       2,977,540 in 1995, 1994 and 1993, respectively:
  Net earnings (loss) before cumulative effect of change in
          method of accounting for income taxes                   $      (.11)              $          .46         $      .42
  Cumulative effect per share of change in method of
          accounting for income taxes (Note 8)                            --                      --               $      .15
- --------------------------------------------------------------------------------------------------------------------------------
       NET EARNINGS (LOSS) PER SHARE                              $      (.11)              $          .46         $      .57
=================================================================================================================================

                    SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                            ABRAMS INDUSTRIES, INC.

                                               CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                         Common Stock               Additional
                                     -----------------------          Paid-In           Retained          Treasury
                                     Shares           Amount          Capital           Earnings           Stock          Total
- ----------------------------------------------------------------------------------------------------------------------------------

BALANCES at April 30, 1992          2,994,039        $2,994,039     $  1,982,190        $14,182,232    $ (56,433)      $19,102,028
    Net earnings                        --                --               --             1,710,381         --           1,710,381
    Cash dividends declared -
      $.11 per share                    --                --               --              (327,529)        --            (327,529)
- -----------------------------------------------------------------------------------------------------------------------------------
BALANCES at April 30, 1993          2,994,039          2,994,039       1,982,190          15,565,084     (56,433)       20,484,880
    Net earnings                        --                --               --              1,359,408        --           1,359,408
    Cash dividends declared -
      $.11 per share                    --                --               --               (328,009)       --            (328,009)
    Proceeds from exercise of
      stock options                    16,000             16,000          30,000              --            --              46,000
- -----------------------------------------------------------------------------------------------------------------------------------
BALANCES at April 30, 1994          3,010,039          3,010,039        2,012,190         16,596,483     (56,433)       21,562,279
    Net loss                             --                --               --              (331,019)       --            (331,019)
    Cash dividends declared -
      $.12 per share                     --                --               --              (359,225)       --            (359,225)
===================================================================================================================================
BALANCES at April 30, 1995          3,010,039         $3,010,039     $ 2,012,190         $15,906,239    $ (56,433)     $20,872,035
===================================================================================================================================

                                        SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                          ABRAMS INDUSTRIES, INC.

                   CONSOLIDATED STATEMENTS OF CASH FLOW

                                                                                            Years Ended April 30,
                                                                         ----------------------------------------------------------
                                                                             1995                   1994                    1993
- -----------------------------------------------------------------------------------------------------------------------------------

Cash flows from operating activities:
    Net earnings (loss)                                                  $  (331,019)           $ 1,359,408             $1,710,381
    Adjustments to reconcile net earnings (loss) to net
       cash provided by (used in) operating activities:
      Depreciation and amortization                                        3,078,878              2,787,078              2,162,472
      Deferred tax expense (benefit)                                         (72,510)              (157,846)               200,715
      Cumulative effect of change in method of
          accounting for income taxes                                           --                      --                (436,288)
      Gain on sales of real estate                                          (317,330)            (1,161,726)              (190,385)
      Decrease (increase) in assets:
          Receivables                                                      3,367,446             (4,101,502)              (298,453)
          Inventories                                                       (293,675)              (139,250)             2,076,458
          Costs and earnings in excess of billings                           (79,501)              (789,048)               219,500
          Other current assets                                               (15,440)                51,065                 48,031
          Other assets                                                       506,692             (1,581,143)               603,500
      Increase (decrease) in liabilities:
          Accounts payable                                                  (508,760)             1,717,055              1,213,510
          Accrued cash and deferred profit-sharing                        (1,208,632)               969,465                100,313
          Billings in excess of costs and earnings                          (199,090)              (242,358)               275,888
          Accrued expenses                                                   (26,968)               341,740             (1,087,572)
          Income taxes payable                                              (765,265)               469,956               (280,695)
- -----------------------------------------------------------------------------------------------------------------------------------
    Net cash provided by (used in) operating activities                    3,134,826               (477,106)             6,317,375
- -----------------------------------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
    Proceeds from sales of real estate                                       630,000              6,410,858              1,971,200
    Additions to properties, property, plant and
         equipment, net                                                   (1,114,794)            (2,696,947)            (13,947,100)
- ------------------------------------------------------------------------------------------------------------------------------------
    Net cash provided by (used in) investing activities                     (484,794)             3,713,911             (11,975,900)
- ------------------------------------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
    Debt proceeds                                                          5,951,000             10,512,657              26,261,046
    Debt repayments                                                       (7,093,519)           (12,516,829)            (15,319,886)
    Additions to deferred loan costs                                          (4,773)              (727,697)               (149,423)
    Cash dividends                                                          (359,225)              (328,009)               (327,529)
    Proceeds from exercise of stock options                                     --                   46,000                    --
- ------------------------------------------------------------------------------------------------------------------------------------
    Net cash provided by (used in) financing activities                   (1,506,517)            (3,013,878)             10,464,208
- ------------------------------------------------------------------------------------------------------------------------------------

Net increase in cash and cash equivalents                                  1,143,515                 222,927              4,805,683
Cash and cash equivalents at beginning of year                             7,127,188               6,904,261              2,098,578
- -----------------------------------------------------------------------------------------------------------------------------------

Cash and cash equivalents at end of year                                 $ 8,270,703             $ 7,127,188            $ 6,904,261
===================================================================================================================================

Supplemental schedule of cash flow information:
    Interest paid, net of amount capitalized                             $ 4,756,176             $ 4,922,260            $ 2,608,325
===================================================================================================================================
    Income taxes paid                                                    $   696,712             $   734,663            $   941,541
===================================================================================================================================

                                           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                               ABRAMS INDUSTRIES, INC.

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           April 30, 1995, 1994 and 1993

                 (1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   (A) PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION

       The consolidated financial statements include the accounts of Abrams Industries, Inc., its wholly-owned subsidiaries and its 80% investment in Abrams-Columbus Limited Partnership (Company). All significant intercompany balances, transactions and profits have been eliminated in consolidation. Revenues and costs are reported by the segment which is the ultimate seller to an outside party.

   (B) CASH EQUIVALENTS

       Cash equivalents of $7,913,434 and $6,542,297 at April 30, 1995 and 1994, respectively, consist of certificates of deposit and other financial instruments. For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents.

   (C) CAPITALIZATION POLICIES

       The Company capitalizes interest and other carrying costs on development properties and income-producing properties while they are under construction or development. Costs of planning, development and construction are also capitalized. Capitalization of interest and other carrying costs is discontinued when a project is substantially completed or if active development ceases.

   (D) DEVELOPMENT AND INVESTMENT PROPERTIES

       Development and investment properties are carried at the lower of cost or estimated net realizable value. Management monitors each property on a periodic basis. Valuation allowances for estimated losses on development and investment properties are provided when a significant and permanent decline in value occurs.

   (E) INCOME RECOGNITION

       Construction revenues and costs are reported on the percentage-of-completion method, using costs incurred to date in relation to estimated total costs of the contracts to measure the stage of completion. The cumulative effects of changes in estimated total contract costs and revenues are recorded in the period in which the facts requiring the revisions become known. At the time it is determined that a contract will result in a loss, the entire estimated loss is recorded.

       Revenues from the sales of real estate are recognized at the time of closing. When a portion or unit of a development property is sold, a proportionate share of the projected total cost of the development is charged to cost of sales. Costs of sales related to real estate are based on the specific property sold.

   (F) INVENTORIES

       Inventories are valued at the lower of cost (first-in, first-out method) or market. To reflect the inventory at the lower of cost or market, valuation reserves are established. Management periodically evaluates the adequacy of the reserves based on aging, sales and other relevant factors.

   (G) INCOME-PRODUCING PROPERTIES AND PROPERTY, PLANT AND EQUIPMENT

       Income-producing properties and property, plant and equipment are recorded at cost and are depreciated and amortized for financial reporting purposes using the straight-line method over the estimated useful lives of the assets. Significant additions which extend asset lives are capitalized. Normal maintenance and repair costs are expensed as incurred.

   (H) INCOME TAXES

       In February 1992, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 109,
       Accounting for Income Taxes (Statement 109). Statement 109 requires a change from the deferred method of accounting for income taxes of APB Opinion 11 to the asset and liability method of accounting for income taxes. Under the asset and liability method of Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

                       ABRAMS INDUSTRIES, INC.

       Effective May 1, 1992, the Company adopted Statement 109 and has reported the cumulative effect of that change in the method of accounting for income taxes in the 1993 consolidated statement of earnings.

   (I)  RECENT ACCOUNTING PRONOUNCEMENTS

       The Company currently provides no benefits to former employees after employment but before retirement, and therefore, Statement of Financial Accounting Standard No. 112, Employers' Accounting for Post-Employment Benefits, has no effect on the Company.

       In December 1992, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 107
       (Statement 107), Disclosures About Fair Value of Financial Instruments, which require all entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized in the statement of financial position, for which it is practicable to estimate fair value. The provisions of Statement 107 are currently not effective for financial statements issued by the Company until fiscal years ending after December 15, 1995.

   (J)  EARNINGS PER SHARE

        Earnings per share are computed by dividing net earnings by the weighted average number of shares of common stock outstanding during the year. Shares issuable in connection with the Company's stock plans are not included in average outstanding shares. No material dilution in earnings per share would result if all the options were exercised.

   (K) RECLASSIFICATIONS

       Certain reclassifications have been made to the 1994 and 1993 consolidated financial statements to conform with classifications adopted in 1995.


                           (2) INVENTORIES

The classes of inventory at April 30 were:

                                                                         1995            1994
                                                                     ---------------------------
              Finished goods                                         $ 1,790,849      $1,270,903
              Work in progress                                           552,803         479,631
              Raw materials                                              312,254         611,697
                                                                     ---------------------------
                                                                     $ 2,655,906      $2,362,231
                                                                     ===========================

                       (3) CONTRACTS IN PROGRESS

Assets and liabilities related to contracts in progress are included in current assets and current liabilities as they will be liquidated in the normal course of contract completion, although this may require more than one year. Amounts billed and costs recognized on contracts in progress at April 30 were:

                                                                          1995           1994
                                                                      ---------------------------
          Costs and earnings in excess of billings:
            Accumulated costs and earnings                            $17,337,720     $28,908,876
            Amounts billed                                             15,768,875      27,419,532
                                                                      ---------------------------
                                                                      $ 1,568,845     $ 1,489,344
                                                                      ===========================

          Billings in excess of costs and earnings:
            Amounts billed                                            $24,873,830     $10,540,528
            Accumulated costs and earnings                             24,373,362       9,840,970
                                                                      ---------------------------
                                                                      $   500,468     $   699,558
                                                                      ===========================

                         ABRAMS INDUSTRIES, INC.

                     (4) INCOME-PRODUCING PROPERTIES

Substantially all income-producing properties are pledged as collateral against mortgage notes and bonds payable. Income-producing properties and their estimated useful lives at April 30 were:

                                            Estimated
                                           useful lives                      1995                       1994
                                          ---------------------------------------------------------------------
                    Land                                                 $14,832,628                $14,832,628
                    Buildings and
                      improvements        23 - 31.5 years                 53,984,904                 53,863,653
                                                                         --------------------------------------
                                                                          68,817,532                 68,696,281
                    Less - Accumulated
                       depreciation
                       and amortization                                   18,033,487                 15,950,677
                                                                         --------------------------------------
                                                                         $50,784,045                $52,745,604
                                                                         ======================================

                                  (5) PROPERTY, PLANT AND EQUIPMENT

The major components of property, plant and equipment and their estimated useful lives at April 30 were:

                                             Estimated
                                            useful lives                     1995                      1994
                                            ------------------------------------------------------------------

                    Land                                                $   529,224                $   529,224
                    Buildings and
                      improvements           3 - 31.5 years               4,805,509                  4,706,750
                    Machinery and
                      equipment                3 - 10 years               5,542,580                  4,982,075
                                                                        --------------------------------------
                                                                         10,877,313                 10,218,049
              Less - Accumulated
                     depreciation                                         6,596,201                  6,175,795
                                                                        --------------------------------------
                                                                        $ 4,281,112                $ 4,042,254
                                                                        ======================================

                       (6) MORTGAGE NOTES AND BONDS PAYABLE AND LEASES

The Company owns 12 shopping centers which are pledged as collateral on related mortgage notes and bonds payable. It is also lessee of 10 shopping centers under sale/leaseback arrangements expiring from 2001 to 2014. Each note, bond and sale/leaseback arrangement contains an exculpatory provision which limits the Company's liability to its interest in the mortgaged property or lease, except for one note which has been guaranteed by a subsidiary of the Company.

Both types of centers are primarily leased to the same tenant. The owned centers are leased for periods expiring from 1997 to 2018 and the leased centers for periods corresponding to the leaseback period. All leases are operating leases. The leases typically require that the tenant make fixed rental payments over a 23 - 25 year period and provide for renewal options and for contingent rentals if the tenants' sales volumes exceed predetermined amounts. In some cases, the leases provide that the tenant bear the cost of insurance, repairs, maintenance and taxes. Base rental revenue received from owned centers in 1995, 1994 and 1993 was approximately $7,261,000, $6,891,000 and $5,647,000, respectively. Base rental revenue received from sale/leaseback centers in 1995, 1994 and 1993 was approximately $2,917,000, $2,917,000 and $3,082,000, respectively. Contingent rentals received on all centers in 1995, 1994 and 1993 were approximately $103,000, $94,000 and $125,000, respectively.

                             ABRAMS INDUSTRIES, INC.

Approximate future minimum annual rentals to be received on all centers are:

                                                                  Owned                   Leaseback
                                                                ------------------------------------
              Years Ending April 30,                                         Rental Receipts
- ----------------------------------------------------------------------------------------------------
              1996                                              $7,150,000                $2,917,000
              1997                                               6,989,000                 2,917,000
              1998                                               6,854,000                 2,917,000
              1999                                               6,634,000                 2,917,000
              2000                                               6,417,000                 2,850,000
              2001 and thereafter                               82,597,000                 8,649,000
- ----------------------------------------------------------------------------------------------------
                                                              $116,641,000               $23,167,000
====================================================================================================

Pertinent information on future payments on mortgage notes and bonds on owned centers and approximate minimum rentals to be paid on leaseback centers are as follows:

                                                                                 Owned Centers              Leaseback
                                                                               Mortgage Payments            Centers
                                                                    --------------------------------         Rental
                    Years Ending April 30,                              Principal           Interest        Payments
- -----------------------------------------------------------------------------------------------------------------------
                   1996                                               $ 1,153,000         $ 3,727,000        $2,405,000
                   1997                                                 1,252,000           3,625,000         2,405,000
                   1998                                                 1,279,000           3,516,000         2,405,000
                   1999                                                 1,215,000           3,411,000         2,405,000
                   2000                                                 1,315,000           3,302,000         2,405,000
                   2001 and thereafter                                 35,457,000          17,925,000         7,420,000
- -----------------------------------------------------------------------------------------------------------------------
                                                                      $41,671,000         $35,506,000       $19,445,000
=======================================================================================================================

The notes and bonds are due at various dates between January 1, 1998 and April 1, 2017, and bear interest at rates ranging from 7.3% to 10%, with a weighted average rate of 9.0% at April 30, 1995.

                        (7) OTHER LONG-TERM DEBT AND CREDIT FACILITIES

Other long term debt at April 30 was:

                                                                                 1995             1994
                                                                             ----------------------------

   79% of prime rate (7.11% at April 30, 1995), industrial
   development bond payable in quarterly installments
   of $57,143 principal plus interest, final payment due
   March 1, 2000; secured by real property                                   $ 1,142,852       $ 1,371,424

   Prime rate plus 3/8% (9.375% at April 30, 1995), construction mortgage loan; monthly principal and interest payments
   of $87,729 required with principal due April 28, 1997
   with an option for a one year extension; secured by
   income-producing property and assignment of leases
   and rents; a subsidiary of the Company has guaranteed
   the outstanding amount of the construction mortgage loan                    9,915,245       10,132,102

   Prime rate (9% at April 30, 1995), $3,000,000 unsecured bank line of credit; quarterly interest payments required with
   principal due October 31, 1996                                                361,000             --
                                                                             -----------------------------
   Total other long-term debt                                                 11,419,097       11,503,526

   Less - Current maturities                                                     357,200          570,572
                                                                             -----------------------------
   Total other long-term debt,
      excluding current maturities                                           $11,061,897      $10,932,954
                                                                             =============================

                                  ABRAMS INDUSTRIES, INC.

The aggregate maturities of other long-term debt are as follows:

           Years Ending April 30,                                                                     Amount
          --------------------------------------------------------------------------------------------------
          1996                                                                                   $   357,200
          1997                                                                                    10,376,189
          1998                                                                                       228,572
          1999                                                                                       228,572
          2000                                                                                       228,564
          --------------------------------------------------------------------------------------------------
                                                                                                 $11,419,097
          ==================================================================================================

The Company entered into an interest rate swap agreement with the lender of the construction mortgage loan effective January 4, 1994, and which terminates July 1, 1997. The notional amount reduces monthly from approximately $10 million at April 30, 1995, to $9.5 million prior to expiration of the agreement. The agreement effectively sets a cap and floor interest rate of 8% and 6%, respectively.

At April 30, 1995, the Company had available bank lines of credit of $13,000,000, of which $361,000 was outstanding. These lines of credit which expire during fiscal years 1996 and 1997 bear interest at the prime rate (9% at April 30, 1995) and have a 3/8% commitment fee on the unused portion.

                             (8) INCOME TAXES

As discussed in Note 1, the Company adopted Statement 109 as of May 1, 1992. The cumulative effect of this change in accounting for income taxes of $436,288 was determined as of May 1, 1992 and was reported separately in the statement of earnings for the year ended April 30, 1993.

Income tax expense (benefit) consists of:
                                                                      Current           Deferred           Total
                                                                  -------------------------------------------------
        Year ended April 30, 1995:
            U.S. federal                                          $  (98,786)          $ (58,681)        $(157,467)
            State and local                                           (4,704)            (13,829)          (18,533)
                                                                  -------------------------------------------------
                                                                  $ (103,490)          $ (72,510)        $(176,000)
        Year ended April 30, 1994:
            U.S. federal                                          $  925,020           $(141,231)        $ 783,789
            State and local                                          108,826             (16,615)           92,211
                                                                  ------------------------------------------------
                                                                  $1,033,846           $(157,846)        $ 876,000
                                                                  =================================================

        Year ended April 30, 1993:
            U.S. federal                                          $  492,360            $ 179,587        $ 671,947
            State and local                                           57,925               21,128           79,053
                                                                  $  550,285            $ 200,715        $ 751,000
                                                                  =================================================

Income tax expense (benefit) was $(176,000), $876,000, and $751,000 for the years ended April 30, 1995, 1994 and 1993, respectively, and differed from the amounts computed by applying the U.S. federal income tax rate of 34 percent to pretax income from continuing operations as a result of the following:

                                                                         1995              1994            1993
                                                                      -------------------------------------------
        Computed "expected" tax expense (benefit)                     $(172,386)        $760,039         $688,531
        Increase in income taxes resulting from:

            State and local income taxes, net
             of federal income tax benefit                              (12,232)          60,859           52,175

            Other, net                                                    8,618           55,102           10,294
                                                                      --------------------------------------------
                                                                      $(176,000)        $876,000         $751,000
                                                                      ============================================

                                 ABRAMS INDUSTRIES, INC.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at April 30, 1995 and 1994 are presented below:

                                                                1995                      1994
                                                              -----------------------------------

         Deferred tax assets:
            Inventories, primarily because
                of additional costs capitalized
                for tax purposes and the
                allowance for decline in
                net realizable value                          $ 447,373                  $ 374,240

            Accrued directors' fees not
                deductible for tax purposes                     158,063                    177,299

            Compensated absences,
                not deductible for
                tax purposes                                     108,040                   117,956

            Other accrued expenses not deductible
                for tax purposes                                 400,121                   288,686

            Other                                                318,488                   128,202
                                                              ------------------------------------
                Total gross deferred tax assets                1,432,085                 1,086,383
                                                              ------------------------------------
         Deferred tax liabilities:
            Properties, plant and equipment,
                principally because of
                differences in depreciation
                and capitalized interest                       2,208,442                 1,855,876

            Profit related to installment sale                   204,159                   217,240

            Other                                                 14,218                    80,511
                                                              ------------------------------------
                Total gross deferred tax liabilities           2,426,819                 2,153,627
                                                              ------------------------------------
                Net deferred tax liability                    $ 994,734                 $1,067,244
                                                              ====================================

The valuation allowance was $0 at April 30, 1995 and 1994.

                                  ABRAMS INDUSTRIES, INC.

                    (9) STOCK OPTION PLAN AND DEFERRED PROFIT-SHARING PLAN

In 1986, the Company adopted a Key Employee Incentive Stock Option Plan which provides that stock options may be awarded to officers and key employees with exercise prices no less than the fair market value of the common stock at the date of grant. Information relating to the Company's stock option plan, as adjusted for stock dividends, is summarized as follows:

                                                                       1995            1994               1993
                                                                  -------------------------------------------------

                Options outstanding
                   at beginning of year                               24,332          40,332             40,332
                Options granted                                         --             6,666                --
                Options cancelled                                       --             6,666                --
                Options exercised                                       --            16,000                --
                                                                  -------------------------------------------------
                Options outstanding
                   at end of year                                     24,332          24,332             40,332
                                                                  =================================================
                Option prices per share:
                 Options granted during
                   the year                                       $     --          $  4.6875         $     --
                                                                  =================================================
                 Options cancelled                                $     --          $  4.6875         $     --
                                                                  =================================================
                 Options exercised                                $     --          $  2.875          $     --
                                                                  =================================================
                 Options outstanding
                   at end of year                                 $2.875 - 4.50     $2.875 - 4.50     $2.875 - 4.50

At April 30, 1995, there were 78,002 shares available for options which may be granted pursuant to the Key Employee Incentive Stock Option Plan.
The Company has a deferred Profit-Sharing Plan ("Plan") which covers substantially all of its employees. Funded employer contributions to the Plan for 1995, 1994 and l993 were approximately $571,000, $985,000 and $679,000, respectively. The net assets in the Plan, which is administered by an independent trustee, were approximately $11,600,000 at April 30, 1995 and $11,750,000 at April 30, 1994.

                                 (10) SEGMENT REPORTING

The Company operates in three industry segments: Construction, Manufacturing and Real Estate.

The construction segment provides construction services for commercial and industrial projects. The manufacturing segment produces store fixtures for retail outlets, display fixtures for point-of-sale merchandising and other products. The real estate segment develops income-producing properties for sale or for investment. The Company provides property management for some of the properties after development.

Total revenue by industry segment includes both revenues from unaffiliated customers, as reported in the Company's consolidated statements of earnings, and intersegment revenues, which are generally at prices negotiated between segments.

Identifiable assets are those that are used in the Company's operations in each segment including receivables due from other segments. The parent company's identifiable assets are primarily cash and cash equivalents, cash surrender value of life insurance, and receivables and notes receivable due from subsidiaries.

The three segments had revenues from one customer aggregating 11%,15% and 30%, of consolidated revenues in 1995, 1994 and 1993, respectively. The Company had revenues from another customer, primarily representing revenues in the Construction Segment, aggregating 43%, 53% and 44% of consolidated revenues in 1995, 1994 and 1993, respectively. In 1995, revenues from another customer constituted 16% of consolidated revenues. Also, in 1994, revenues from another customer constituted 10% of consolidated revenues.

Operating profit (loss) is total revenue less operating expenses. In computing operating profit (loss) of segments, allocated parent expenses and income taxes have not been deducted.

                                  ABRAMS INDUSTRIES, INC.

                                       Construction   Manufacturing      Real Estate       Parent     Eliminations   Consolidated
- ----------------------------------------------------------------------------------------------------------------------------------
1995

Revenues from unaffiliated customers   $94,039,455    $16,348,294        $11,761,136    $     --       $   --         $122,148,885
Interest and other income                   89,340          8,245            221,394         316,732      (175,914)        459,797
Intersegment revenue                         --             --               --              558,040      (558,040)            --
- -----------------------------------------------------------------------------------------------------------------------------------
Total Revenue                          $94,128,795    $16,356,539        $11,982,530     $   874,772   $  (733,954)   $122,608,682
===================================================================================================================================
Operating profit (loss)                $ 2,550,806    $  (478,235)       $  (900,864)    $(1,228,482)  $  (450,244)   $   (507,019)
===================================================================================================================================
Identifiable assets                    $14,188,426    $ 9,385,838        $62,444,725     $ 7,616,258   $(5,058,502)   $ 88,576,745
===================================================================================================================================
Depreciation                           $   160,916    $   528,328        $ 2,184,539     $    16,777   $   (84,756)   $  2,805,804
===================================================================================================================================
Capital expenditures                   $   196,801    $   773,348        $   140,890     $     3,755   $     --       $  1,114,794
===================================================================================================================================


1994

Revenues from unaffiliated customers   $86,773,819    $19,530,240        $16,846,265      $    --       $     --       $123,150,324
Interest and other income                   85,884         24,618            265,095         275,448        (198,415)       452,630
Intersegment revenue                     1,019,898          --                12,193       1,273,040      (2,305,131)          --
- -----------------------------------------------------------------------------------------------------------------------------------
Total Revenue                          $87,879,601    $19,554,858        $17,123,553      $1,548,488    $ (2,503,546)  $123,602,954
===================================================================================================================================
Operating profit (loss)                $ 2,535,597    $ 1,680,087        $   (66,350)     $ (519,260)   $ (1,394,666)  $  2,235,408
===================================================================================================================================
Identifiable assets                    $14,503,124    $10,858,140        $64,670,299      $7,364,713    $ (4,663,709)  $ 92,732,567
===================================================================================================================================
Depreciation                           $   117,448    $   443,758        $ 2,022,860      $   20,451    $    (81,505)  $  2,523,012
===================================================================================================================================
Capital expenditures                   $   230,030    $   426,446        $ 2,248,230      $   25,524    $   (233,283)  $  2,696,947
===================================================================================================================================


1993
Revenues from unaffiliated customers   $54,742,242    $16,517,697        $11,225,841      $    --       $       --     $ 82,485,780
Interest and other income                   82,071         13,196            223,813         331,744        (257,693)       393,131
Intersegment revenue                    10,215,871          --                  --         1,674,435     (11,890,306)          --
- ------------------------------------------------------------------------------------------------------------------------------------
Total Revenue                          $65,040,184     $16,530,893       $11,449,654      $2,006,179    $(12,147,999)  $ 82,878,911
====================================================================================================================================
Operating profit (loss)                $ 2,012,578     $ 1,297,374       $   236,279      $  160,910    $ (1,682,048)  $  2,025,093
====================================================================================================================================
Identifiable assets                    $12,128,142     $ 9,130,329       $70,060,176      $2,020,878    $ (2,802,276)  $ 90,537,249
====================================================================================================================================
Depreciation                           $    91,636     $   423,627       $ 1,556,708      $   24,823    $    (71,580)  $  2,025,214
====================================================================================================================================
Capital expenditures                   $    53,890     $   303,946       $13,627,361      $    --       $    (38,097)  $ 13,947,100
====================================================================================================================================

                            ABRAMS INDUSTRIES, INC.

                    SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                                                                         Additions
                                                                ------------------------------
                                                Balance at      Charged to           Charged to                            Balance
                                                Beginning        Costs and             Other                                at End
Description                                      of Year          Expenses            Accounts        Deductions           of Year
- ----------------------------------------------------------------------------------------------------------------------------------

ALLOWANCE FOR DOUBTFUL ACCOUNTS
    Year ended
      April 30, 1995                            $  41,041        $  63,559           $    --          $    4,411(1)       $100,189
===================================================================================================================================

    Year ended
      April 30, 1994                            $  80,934        $ 254,061           $    --          $  293,954(1)       $ 41,041
- -----------------------------------------------------------------------------------------------------------------------------------
    Year ended
      April 30, 1993                            $  73,482        $ 163,257           $    --          $  155,805(1)       $ 80,934
- -----------------------------------------------------------------------------------------------------------------------------------

INVENTORY RESERVES
    Year ended
      April 30, 1995                            $ 485,859        $ 287,596           $    --          $    --             $773,455
==================================================================================================================================
    Year ended
      April 30, 1994                            $ 675,000        $1,040,384          $    --          $1,229,525(2)       $485,859
- ----------------------------------------------------------------------------------------------------------------------------------
    Year ended
      April 30, 1993                            $ 429,056        $1,504,282          $    --          $1,258,338(2)       $675,000
- ----------------------------------------------------------------------------------------------------------------------------------

PROPERTY VALUATION RESERVE
    Year ended
      April 30, 1995                            $   --            $   --             $    --          $    --             $  --
==================================================================================================================================
    Year ended
      April 30, 1994                            $ 399,807         $  102,453         $    --          $  502,260(3)       $  --
- ----------------------------------------------------------------------------------------------------------------------------------
    Year ended
      April 30, 1993                            $ 399,807         $   --             $    --          $     --            $399,807
- ----------------------------------------------------------------------------------------------------------------------------------

(1) Allowance for doubtful accounts deductions resulted from the subsequent writeoff and/or recovery of the related receivable.
(2) Inventory reserve deductions resulted from the subsequent sale and/or writeoff of the related inventory.
(3) Land reserve deductions resulted from the subsequent sale of the related land.

                               ABRAMS INDUSTRIES, INC.

                    SCHEDULE III -- REAL ESTATE AND ACCUMULATED DEPRECIATION
                                    April 30, 1995
                                                                                                            Costs
                                                                                                         Capitalized
                                                                                                          Subsequent
                                                                            Initial Cost to Company     to Acquisition
                                                                        ----------------------------    --------------    ---------
                                                                                          Building
                                                                                             and
Description                                           Encumbrances        Land       Improvements       Improvements       Land

INCOME-PRODUCING PROPERTIES:
    Kmart - Jackson, Michigan                        $   609,740        $  401,195    $ 1,788,183       $  42,152       $  401,195
    Kmart - Niles, Michigan                            2,523,567           191,674      1,616,099         107,431          191,674
    Kmart - Tifton, Georgia                              892,166           132,894      1,418,266         127,677          132,894
    Shopping Center - Newnan, Georgia                  5,812,678           696,829      5,291,120         233,719          696,829
    Kmart - Warner Robins, Georgia                     2,656,871           249,994      1,916,557          94,418          249,994
    Kmart - Shawnee, Oklahoma                          2,912,783           407,063      1,667,091       1,342,757          407,063
    Kmart - Newark, Ohio                               1,525,000           153,900      2,296,100          --              153,900
    Kmart - Morton, Illinois                           3,499,231            18,005      2,767,765          --               18,005
    Kmart - Columbus, Georgia                          3,315,702            11,710      2,356,920          10,078           11,710
    Shopping Center - Oakwood, Georgia                 4,736,899           556,416      3,568,163          45,944          556,416
    Shopping Center - Englewood, FL                   13,186,617         6,072,805      8,823,506        (138,153)       6,072,805
    Shopping Center - N Ft. Myers, FL                  9,915,245         5,940,143     11,290,778          (1,370)       5,940,143
    Leaseback Shopping Center - Davenport, IA             --                 --             2,150             --              --
    Leaseback Shopping Center - Rock Island, IL           --                 --           142,986             --              --
    Leaseback Shopping Center - Jacksonville, FL          --                 --            42,151             --              --
    Leaseback Shopping Center - Orange Park, FL           --                 --           127,486             --              --
- ----------------------------------------------------------------------------------------------------------------------------------
                                                      51,586,499        14,832,628     45,115,321        1,864,653      14,832,628
- ----------------------------------------------------------------------------------------------------------------------------------

LAND HELD FOR INVESTMENT:
    Davenport, Iowa                                       --               183,572            --              --          183,572
    Louisville, Kentucky                                  --                80,011            --              --           80,011
    Oakwood, Georgia                                      --               245,112            --           478,502        723,614
    Englewood, Florida                                    --               504,032            --              --          504,032
    North Fort Myers, Florida                             --             3,740,043            --          (280,979)     3,459,064
- ---------------------------------------------------------------------------------------------------------------------------------
                                                          --             4,752,770            --           197,523      4,950,293
- ---------------------------------------------------------------------------------------------------------------------------------
                                                     $51,586,499       $19,585,398    $45,115,321       $2,062,176    $19,782,921
=================================================================================================================================

NOTE: Reconciliations of total real estate carrying value and accumulated depreciation for the three years ended April 30, 1995 are as follows:

                                                              Real Estate                            Accumulated Depreciation
                                             -----------------------------------------     ---------------------------------------
                                                 1995        1994              1993            1995         1994         1993
                                             ------------------------------------------    ---------------------------------------
BALANCE AT BEGINNING OF YEAR                 $73,927,553  $77,344,688     $65,537,049      $15,950,677   $14,043,121   $12,575,359
                                             ------------------------------------------    ---------------------------------------
ADDITIONS DURING YEAR
    Additions                                    182,539    1,831,997(2)   14,046,392(2)         --            --           --
    Depreciation                                    --            --            --           2,082,810     1,907,556     1,467,762
                                             ------------------------------------------    ---------------------------------------
                                                 182,539    1,831,997      14,046,392        2,082,810     1,907,556     1,467,762
                                             ------------------------------------------    ---------------------------------------

DEDUCTIONS DURING YEAR
    Carrying value of real estate
      sold and retirements                       342,267(3) 5,249,132(3)    2,238,753(4)         --            --             --
    Valuation reserve on
      unimproved land                               --           --             --               --            --             --
                                             -------------------------------------------   ---------------------------------------
                                                 342,267    5,249,132        2,238,753           --             --            --
                                             -------------------------------------------   ---------------------------------------
BALANCE AT CLOSE OF YEAR                     $73,767,825  $73,927,553     $ 77,344,688      $18,033,487  $15,950,677   $14,043,121
                                             ===========================================   =======================================

NOTES:
(1) The aggregated cost for land and building and improvements for federal income tax purposes at April 30, 1995 is $71,604,164.
(2)  Primarily represent additions to a shopping center developed in North
     Fort Myers, Florida.
(3)  Primarily represents sales of land held for investment in North Fort
     Myers, Florida; Atlanta, Georgia; and Gwinnett County, Georgia.
(4)  Primarily represents sales of land under development in North Fort
     Myers, Florida and land held for investment in Englewood, Florida.

                                  32

                              ABRAMS INDUSTRIES, INC.

                                                                                                          Life on Which
Gross Amounts at Which                                                                                     Depreciation
Carried at Close of Year                                                                                     In Latest
  Building                                                Net                                                Earnings
    and              Capitalized                        Accumulated           Date of          Date         Statement
Improvements          Interest          Total (1)      Depreciation         Construction      Acquired      is Computed
- -----------------------------------------------------------------------------------------------------------------------
$1,830,335           $   32,658       $2,264,188        $1,781,252              1972             --           23 years
 1,723,530               75,466        1,990,670         1,410,674           1974,1993           --           25 years
 1,545,943               88,237        1,767,074         1,263,570           1974, 1991          --           25 years
 5,524,839              311,528        6,533,196         2,321,456         1974,1987,1989        --         31.5 years
 2,010,975               76,618        2,337,587         1,674,075              1975             --           25 years
 3,009,848                 --          3,416,911         1,199,537            1979,1991          --           25 years
 2,296,100                 --          2,450,000         1,423,272               1979            --           25 years
 2,767,765                 --          2,785,770         1,660,694            1980,1992          --           25 years
 2,366,998              238,970        2,617,678         1,514,325            1980,1988          --           25 years
 3,614,107              384,700        4,555,223         1,076,189               1988            --         31.5 years
 8,685,353            1,346,273       16,104,431         1,602,644               1990            --         31.5 years
11,289,408            4,450,480       21,680,031         1,068,124               1993            --         31.5 years
     2,150                 --              2,150            --                   1995            --           39 years
   142,986                 --            142,986            22,577               1994            --            8 years
    42,151                 --             42,151             4,215               1994            --           25 years
   127,486                 --            127,486            10,883               1995            --            7 years
- -------------------------------------------------------------------
46,979,974            7,004,930       68,817,532        18,033,487
- -------------------------------------------------------------------


    --                   --              183,572             --                   --            1977              --
    --                   --               80,011             --                   --            1979              --
    --                   --              723,614             --                   --            1987              --
    --                   --              504,032             --                   --            1989              --
    --                   --            3,459,064             --                   --            1993              --
- --------------------------------------------------------------------
    --                   --            4,950,293             --
- --------------------------------------------------------------------
$46,979,974          $7,004,930      $73,767,825         $18,033,487
====================================================================

                                  ABRAMS INDUSTRIES, INC.


              ITEM 9. CHANGES IN AND DISAGREEMENTS WITH INDEPENDENT AUDITORS

                                  ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        Not applicable.

                                           PART III

                                         ITEMS 10-13.


        The information contained under the headings "Nomination and Election of Directors," "Principal Holders of the Company's Securities" and "Compensation of Executive Officers and Directors" in the Company's definitive proxy materials for its 1995 Annual Meeting of Shareholders, filed with the Securities and Exchange Commission contemporaneously herewith, is incorporated herein by reference.

        For purposes of determining the aggregate market value of the Company's voting stock held by nonaffiliates, shares held directly or indirectly by all Directors of the Company have been excluded. The exclusion of such shares is not intended to, and shall not, constitute a determination as to which persons or entities may be "affiliates" of the Company as defined by the Securities and Exchange Commission.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.
        (a) The following documents are filed as part of this Annual Report on Form 10-K:

          1. Financial Statements:

          Independent Auditors' Report
          Consolidated Balance Sheets at April 30, 1995 and 1994
          Consolidated Statements of Operations for the Years Ended April 30,
             1995, 1994 and 1993
          Consolidated Statements of Shareholders' Equity for the Years Ended
             April 30, 1995, 1994 and 1993
          Consolidated Statements of Cash Flows for the Years Ended April 30,
            1995, 1994 and 1993
          Notes to Consolidated Financial Statements

          2. Financial Statement Schedules:

          Schedule II -- Valuation and Qualifying Accounts
          Schedule III -- Real Estate and Accumulated Depreciation

          3. Exhibits:

          Exhibit No.

          3a.  Articles of Incorporation*
          3b.  By-Laws*
          10a. Project Financing Agreement by and among Development Authority of Fulton County, Abrams Fixture Corporation, and
               Trust Company Bank, dated as of June 3, 1985**
          10b. Abrams Industries, Inc. 1986 Key Employee Incentive Stock
               Option Plan***, as amended by Amendment No. 1 to Abrams Industries, Inc. 1986 Key Employee Stock Option Plan, dated
               May 24, 1988#
          10c. Directors' Deferred Compensation Plan****#
          10d. Edward M. Abrams Split Dollar Life Insurance Agreements
               dated July 29, 1991***** #
          10e. Joseph H. Rubin Split Dollar Life Insurance Agreement
               dated August 27, 1991***** #
          10f. Bernard W. Abrams Split Dollar Life Insurance Agreement
               dated July 16, 1993****** #
          13.  Annual Report to Shareholders for the fiscal year ended
               April 30, 1995
          21.  List of the Company's Subsidiaries
                 *   These exhibits are incorporated by reference to the
                     Company's Form 10-K for the year ended April 30, 1985.
                **   This exhibit is incorporated by reference to the
                     Company's Form 10-Q for the quarter ended July 31, 1985.
               ***   This exhibit is incorporated by reference to the
                     Company's Form 10-K for the year ended April 30, 1986.
              ****   This exhibit is incorporated by reference to the Company's
                     Form 10-K for the year ended April 30, 1991.
             *****   These exhibits are incorporated by reference to the
                     Company's Form 10-K for the year ended April 30, 1993.
            ******   This exhibit is incorporated by reference to the Company's
                     Form 10-K for the year ended April 30, 1994.
                 #   Management compensatory plans or arrangement.
        (b) Reports on Form 8-K: None filed during the fourth quarter of fiscal 1995.
        (c) The Company hereby files as exhibits to this Annual Report on Form 10-K the exhibits set forth in Item 14(a)3 hereof.
        (d) The Company hereby files as financial statement schedules to this Annual Report on Form 10-K the financial statement schedules set forth in Item 14(a)2 hereof.

                                  ABRAMS INDUSTRIES, INC.


                                       SIGNATURES
        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                                           ABRAMS INDUSTRIES, INC.

Dated: July 17, 1995                                                       By:   /s/ Bernard W. Abrams
                                                                           ---------------------------------------------
                                                                                 Bernard W. Abrams
                                                                                 Chairman of the Board of Directors
                                                                                 and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: July 17, 1995                                                       /s/ Bernard W. Abrams
                                                                           -----------------------------------------------
                                                                           Bernard W. Abrams
                                                                           Director, Chairman of the Board of Direcctors
                                                                           and Chief Executive Officer

Dated: July 17, 1995                                                       /s/ Edward M. Abrams
                                                                           -----------------------------------------------
                                                                           Edward M. Abrams
                                                                           Director, President and Treasurer

Dated: July 17, 1995                                                       /s/ Joseph H. Rubin
                                                                           ------------------------------------------------
                                                                           Joseph H. Rubin
                                                                           Director, Executive Vice President, Secretary,
                                                                           Chief Financial Officer, and Chief Accounting Officer

Dated: July 17, 1995                                                        /s/ Alan R. Abrams
                                                                           ------------------------------------------------
                                                                           Alan R. Abrams
                                                                           Director

Dated: July 17, 1995                                                       /s/ J. Andrew Abrams
                                                                           -------------------------------------------------
                                                                           J. Andrew Abrams
                                                                           Director

Dated: July 14, 1995                                                       /s/ Richard H. Danielson
                                                                           -------------------------------------------------
                                                                           Richard H. Danielson
                                                                           Director

Dated: July 17, 1995                                                       /s/ Paula Lawton Bevington
                                                                           -------------------------------------------------
                                                                           Paula Lawton Bevington
                                                                           Director

Dated: July 17, 1995                                                       /s/ Donald W. MacLeod
                                                                           -------------------------------------------------
                                                                           Donald W. MacLeod
                                                                           Director

Dated: July 17, 1995                                                       /s/ Anthony Montag
                                                                           -------------------------------------------------
                                                                           Anthony Montag
                                                                           Director

Dated: July 17, 1995                                                       /s/ Felker W. Ward, Jr.
                                                                           -------------------------------------------------
                                                                           Felker W. Ward, Jr.
                                                                           Director