Form 10-Q
period 1995-07-31
ABRAMS INDUSTRIES INC
filed 1995-08-23
CIK 1923

                       SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549

---------------------------------------------------------------------------
                                FORM 10-Q
                            QUARTERLY REPORT
===========================================================================

                   Pursuant to Section 13 or 15(d) of
                   the Securities Exchange Act of 1934

For the Quarter Ended                              Commission File No.
   July 31, 1995                                         0-10146
----------------------                             --------------------

                         ABRAMS INDUSTRIES, INC.
         ------------------------------------------------------
         (Exact name of Registrant as specified in its charter)


          Georgia                                 58-0522129
  -----------------------------        ------------------------------------
 (State or other jurisdiction of       (I.R.S. Employer Identification No.)
  incorporation or organization)



          5775-A Glenridge Drive, N.E., Suite 202, Atlanta, Georgia 30328
          ---------------------------------------------------------------
          (Address of principal executive offices)             (Zip Code)

                                (404) 256-9785
               ----------------------------------------------------
               (Registrant's telephone number, including area code)

                                   N/A
         --------------------------------------------------------
         (Former name, former address and former fiscal year, if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                    Yes X   No
                       ---    ----

The number of shares of $1.00 par value Common Stock of the Registrant outstanding as of August 15, 1995 was 2,975,180.

                                                 PART 1.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
        ----------------------

                                                     ABRAMS INDUSTRIES, INC.
                                                   CONSOLIDATED BALANCE SHEETS
                                                           (UNAUDITED)

                                                                                   July 31, 1995        April 30, 1995
                                                                                   -------------        --------------
 ASSETS
 -------
 CURRENT ASSETS:
     Cash and cash equivalents                                                      $  5,894,188         $  8,270,703
     Receivables (note 2)                                                             16,364,374           10,782,910
        Less: Allowance for doubtful receivables                                        (106,988)            (100,189)
     Inventories (note 3)                                                              2,549,629            2,655,906
     Costs and earnings in excess of billings                                          3,018,404            1,568,845
     Deferred income taxes                                                             1,212,791            1,212,791
     Other                                                                               571,097              388,079
                                                                                    ------------         ------------
       Total current assets                                                           29,503,495           24,779,045
                                                                                    ------------         ------------
 INCOME-PRODUCING PROPERTIES, net                                                     50,306,719           50,784,045

 PROPERTY, PLANT AND EQUIPMENT, net                                                    4,202,801            4,281,112

 OTHER ASSETS:
     Land held for investment                                                          4,950,293            4,950,293
     Notes receivable                                                                    695,105              783,293
     Cash surrender value of life insurance on officers, net                             901,105              889,712
     Deferred loan costs, net                                                          1,084,429            1,128,040
     Other                                                                             1,004,266              981,205
                                                                                    ------------         ------------
                                                                                    $ 92,648,213         $ 88,576,745
                                                                                    ============         ============
 LIABILITIES AND SHAREHOLDERS' EQUITY
 ------------------------------------
 CURRENT LIABILITIES:
     Trade and subcontractors payables                                               $12,222,959         $  7,859,614
     Billings in excess of costs and earnings                                          1,518,715              500,468
     Accrued expenses                                                                  2,623,553            4,046,752
     Current maturities of long-term debt                                              1,510,122            1,510,122
                                                                                    ------------         ------------
        Total current liabilities                                                     17,875,349           13,916,956
                                                                                    ------------         ------------
 DEFERRED INCOME TAXES                                                                 2,207,525            2,207,525

 MORTGAGE NOTES AND BONDS PAYABLE, less current maturities                            40,334,117           40,518,332
 OTHER LONG-TERM DEBT, less current maturities                                        11,445,317           11,061,897
                                                                                    ------------         ------------
        Total liabilities                                                             71,862,308           67,704,710
                                                                                    ------------         ------------
 SHAREHOLDERS' EQUITY:
     Common stock, $1 par value; authorized 5,000,000 shares;
       3,010,039 issued and 2,991,680 outstanding in 1996 and
       3,010,039 issued and 2,993,540 outstanding in 1995                             3,010,039             3,010,039
     Additional paid-in capital                                                       2,012,190             2,012,190
     Retained earnings                                                               15,828,599            15,906,239
                                                                                    -----------          ------------
       Total paid-in capital and retained earnings                                   20,850,828            20,928,468
          Less cost of treasury stock                                                    64,923                56,433
                                                                                    -----------          ------------
       Total shareholders' equity                                                    20,785,905            20,872,035
                                                                                    -----------          ------------
                                                                                    $92,648,213          $ 88,576,745
                                                                                    ===========          ============
See accompanying notes to consolidated financial statements.

                                    ABRAMS INDUSTRIES, INC.
                              CONSOLIDATED STATEMENTS OF EARNINGS
                                            (UNAUDITED)


                                                                            FIRST QUARTER ENDED JULY 31,
                                                                           -------------------------------
                                                                               1995               1994
                                                                           ----------         ------------

REVENUES:
    Construction                                                           $26,865,531         $27,419,447
    Manufacturing                                                            5,026,014           4,154,071
    Real estate                                                              2,754,216           3,293,580
                                                                           -----------         -----------
                                                                            34,645,761          34,867,098
    Interest                                                                   135,224             103,573
    Other                                                                       10,739              10,705
                                                                           -----------         -----------
                                                                            34,791,724          34,981,376
                                                                           -----------         -----------

COSTS AND EXPENSES:
    Applicable to REVENUES-
      Construction                                                          25,796,330          26,267,648
      Manufacturing                                                          3,829,409           3,189,607
      Real estate, exclusive of interest                                     1,433,646           1,734,193
                                                                           -----------         -----------
                                                                            31,059,385          31,191,448
                                                                           -----------         -----------
Selling, shipping, general and administrative
    Construction                                                               541,395             557,377
    Manufacturing                                                              998,594           1,092,500
    Real estate                                                                423,694             404,484
    Parent                                                                     531,308             491,448
                                                                           -----------         -----------
                                                                             2,494,991           2,545,809
                                                                           -----------         -----------
Interest costs incurred                                                      1,217,194           1,200,686
                                                                           -----------         -----------
                                                                            34,771,570          34,937,943
                                                                           -----------         -----------

EARNINGS BEFORE INCOME TAXES                                                    20,154              43,433

INCOME TAX EXPENSE                                                               8,000              17,000
                                                                           -----------         -----------

NET EARNINGS                                                               $    12,154         $    26,433
                                                                           ===========         ===========
NET EARNINGS PER SHARE                                                     $       .00         $       .01
                                                                           ===========         ===========

DIVIDENDS PER SHARE                                                        $       .03         $       .03
                                                                           ===========         ===========

WEIGHTED AVERAGE SHARES OUTSTANDING                                          2,992,909           2,993,540
                                                                           ===========         ===========


See accompanying notes to consolidated financial statements.

                                   ABRAMS INDUSTRIES, INC.
                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                                        (UNAUDITED)

                                                                                  FIRST QUARTER ENDED JULY 31,
                                                                                -------------------------------
                                                                                      1995              1994
                                                                                 ------------       ------------

Cash flows from operating activities:
    Net earnings                                                                $    12,154         $    26,433
    Adjustments to reconcile net earnings to net cash
      used in operating activities-
        Depreciation and amortization                                               823,038             758,447
        Gain on sales of real estate                                                   -               (321,170)
        Decrease (increase) in assets:
            Receivables                                                          (5,574,665)           (411,080)
            Inventories                                                             106,277            (326,586)
            Costs and earnings in excess of billings                             (1,449,559)         (3,322,667)
            Other current assets                                                   (183,018)            (32,075)
            Other assets                                                             29,137               6,331
       Increase (decrease) in liabilities:
            Accounts payable                                                      4,363,345           5,093,464
            Billings in excess of costs and earnings                              1,018,247              12,381
            Accrued expenses                                                     (1,423,199)         (2,738,157)
            Income taxes payable                                                       -               (446,916)
                                                                                -----------         -----------
      Net cash used in operating activities                                      (2,278,243)         (1,701,595)
                                                                                -----------         -----------
Cash flows from investing activities:
    Proceeds from sale of real estate                                                  -                630,000
    Additions to properties, property, plant and
      equipment, net                                                               (199,193)           (149,672)
                                                                                -----------         -----------
      Net cash provided by (used in) investing activities                          (199,193)            480,328
                                                                                -----------         -----------
Cash flows from financing activities:
    Debt proceeds                                                                 2,699,000             489,000
    Debt repayments                                                              (2,499,795)           (737,546)
    Additions to deferred loan costs                                                   -                (30,550)
    Cash dividends                                                                  (89,794)            (89,816)
    Repurchases of common stock                                                      (8,490)                -
                                                                                -----------         -----------
      Net cash provided by (used in) financing activities                           100,921            (368,912)
                                                                                -----------         -----------
Net decrease in cash and cash equivalents                                        (2,376,515)         (1,590,179)
Cash and cash equivalents at beginning of period                                  8,270,703           7,127,188
                                                                                -----------         -----------
Cash and cash equivalents at end of period                                      $ 5,894,188         $ 5,537,009
                                                                                ===========         ===========
Supplemental schedule of cash flow information:
    Interest paid                                                               $ 1,272,473         $ 1,232,126
                                                                                ===========         ===========

    Income taxes paid                                                           $   212,129         $   490,835
                                                                                ===========         ===========



See accompanying notes to consolidated financial statements.

                                ABRAMS INDUSTRIES, INC.
                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            JULY 31, 1995 AND APRIL 30, 1995
                                      (UNAUDITED)


NOTE 1.  UNAUDITED STATEMENTS
------------------------------

     The accompanying unaudited consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principles, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, the accompanying financial statements contain all adjustments, which consist solely of normal recurring accruals, necessary for a fair statement of the results for the interim periods presented. These financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report to Shareholders for the year ended April 30, 1995. Results of operation for interim periods are not necessarily indicative of annual results.

NOTE 2.  RECEIVABLES
--------------------

     All contract receivables are expected to be collected within one year.

NOTE 3.  INVENTORIES
--------------------
     The classes of inventory are as follows:


                                 July 31, 1995         April 30, 1995
                                 -------------         --------------

        Finished Goods            $  1,346,750           $  1,790,849
        Work in process                645,146                552,803
        Raw materials                  557,733                312,254
                                  ------------           ------------
                                  $  2,549,629           $  2,655,906
                                  ============           ============

NOTE 4.  RECLASSIFICATIONS
---------------------------

     Certain reclassifications have been made to the fiscal 1995 consolidated financial statements to conform with classifications adopted in fiscal 1996.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
--------------------------------------------------------------------
AND RESULTS OF OPERATIONS.
-------------------------

Changes in CONSOLIDATED BALANCE SHEETS between April 30, 1995 and July
-----------------------------------------------------------------------
31, 1995.
---------

     Primarily because of the timing of the submission of invoices for construction work performed and the payment of invoices related to construction work, the following items increased: (1) Costs and earnings in excess of billings increased by $1,449,559; (2) Billings in excess of costs and earnings increased by $1,018,247; (3) Accounts receivable increased by $5,574,665; and (4) Accounts payable increased by $4,363,345. Accrued expenses decreased by $1,423,199 primarily because of the payment of year-end accruals.

Results of operations of first quarter fiscal 1996 compared to first
---------------------------------------------------------------------
quarter fiscal 1995.
--------------------

                              REVENUES

     For the first quarter ended July 31, 1995, Consolidated REVENUES, including Interest income and Other income, were $34,791,724, compared to $34,981,376 for the first quarter ended July 31, 1994. Interest income was $135,224 for the first quarter 1996, compared to $103,573 for the first quarter 1995.

     The figures in Chart A do not include Interest income or Other income.


                               CHART A
                      REVENUE SUMMARY BY SEGMENT

                             First Quarter Ended      Amount       Percent
                                 July 31,            Increase     Increase
                           ---------------------    (Decrease)    (Decrease)
                             1995         1994
                          -------------------------------------------------

       Construction       $26,865,531  $27,419,447  $(553,916)       (2)
       Manufacturing (1)    5,026,014    4,154,071    871,943        21
       Real Estate (2)      2,754,216    3,293,580   (539,364)      (16)
                          ---------------------------------------------------
                          $34,645,761  $34,867,098  $(221,337)       (1)
                          ===================================================


                                   NOTES TO CHART A
                                   ----------------
(1) REVENUES for the first quarter 1996 were higher than those of the first quarter 1995 primarily because of increased sales to one of the Company s customers.

(2) REVENUES for the first quarter 1996 were lower than those of the first quarter 1995 because of a land sale during the first quarter 1995. There were no land sales during the first quarter 1996.

     The following table shows the backlog of contracts and orders by segment:

                                                July 31,
                                 ----------------------------------
                                     1995                   1994
                                 -----------           ------------

     Construction                $30,329,000           $24,618,000
     Manufacturing                 4,760,000             8,681,000
     Real Estate                  10,056,000            10,153,000
                                 -----------           -----------
        Total Backlog            $45,145,000           $43,452,000
                                 ===========           ===========

                 COSTS AND EXPENSES:  Applicable to REVENUES

     As a percentage of Segment REVENUES (See Chart A) for the first quarter 1996 and 1995, the applicable COSTS AND EXPENSES (See Chart B) were 90% and 89%, respectively.

                               CHART B
       COSTS AND EXPENSES APPLICABLE TO REVENUES SUMMARY BY SEGMENT

                                                Percent of Segment Revenues
                         First Quarter Ended     For First Quarter Ended
                             July 31,                   July 31,
                       ---------------------    ---------------------------
                         1995         1994         1995           1994
                      -----------------------------------------------------

       Construction   $25,796,330  $26,267,648       96            96
       Manufacturing    3,829,409    3,189,607       76            77
       Real Estate (1)  1,433,646    1,734,193       52            53
                      ---------------------------------------------------
                      $31,059,385  $31,191,448       90            89
                      ===================================================

                        NOTES TO CHART B
                        ----------------

(1) The decrease in both the dollar amount and percentage of COSTS AND
EXPENSES: Applicable to REVENUES for the first quarter 1996 compared to the first quarter 1995 is attributable to a land sale during the first quarter 1995. There were no land sales during the first quarter 1996.

          SELLING, SHIPPING, GENERAL AND ADMINISTRATIVE EXPENSES

     For the first quarter 1996 and for the first quarter 1995, Selling, shipping, general and administrative expenses were $2,494,991 and $2,545,809, respectively. As a percentage of Consolidated REVENUES, these expenses were 7%. In reviewing Chart C, the reader should recognize that the volume of revenues usually affects the amounts and percentages. The percentages in Chart C are based upon expenses as they relate to Segment REVENUES (Chart A), except that Parent and Total expenses relate to Consolidated REVENUES.

                                            CHART C
                 SELLING, SHIPPING, GENERAL AND ADMINISTRATIVE EXPENSES BY SEGMENT


                                                     Percent of Segment Revenues
                              First Quarter Ended     For First Quarter Ended
                                  July 31,                   July 31,
                            ---------------------    ---------------------------
                                1995         1994         1995           1994
                           -----------------------------------------------------

       Construction        $   541,395  $   557,377        2               2
       Manufacturing (1)       998,594    1,092,500       20              26
       Real Estate             423,694      404,484       15              12
       Parent (2)              531,308      491,448        2               1
                           ---------------------------------------------------
                           $ 2,494,991  $ 2,545,809        7               7
                           ===================================================

                           NOTES TO CHART C
                           ----------------

(1) On a dollar basis, Selling, shipping, general and administrative expenses were lower for the first quarter 1996 as compared to the first quarter 1995 primarily because of decreased allowance for doubtful accounts.

(2) On a dollar basis, Selling, shipping, general and administrative expenses were higher for the first quarter 1996 as compared to the first quarter 1995 because of increased personnel costs.

Interest rate swap agreement.
----------------------------

     The Company entered into an interest rate swap agreement with Trust Company Bank effective January 4, 1994, which terminates July 1, 1997. The notional amount reduces monthly from approximately $10 million at July 31, 1995, to $9.5 million prior to expiration of the agreement.
The agreement effectively caps and sets a floor interest rate of 8% and 6%, respectively, on the construction loan which had an outstanding balance of $9,862,057 at July 31, 1995, and carries a floating interest rate of prime plus 3/8%. The Company expects the counterparty to the agreement to abide by the terms of the agreement.
A determination is made each reporting period whether amounts are receivable from or payable to the counterparty under the agreement and such accrual is made in the financial statements.

Liquidity and capital resources.
-------------------------------

     Between April 30, 1995 and July 31, 1995, working capital increased by $766,057. Operating activities used cash of $2,278,243. Investing activities used cash of $199,193 for purchasing new equipment.
Financing activities provided cash of $100,921 from debt proceeds that were used to fund the company s operating activities. At July 31, 1995, the Company and its subsidiaries had available unsecured committed lines of credit totaling $13,000,000, against which $962,000 was outstanding.

                   PART II.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
------------------------------------------
(a) Exhibit 27 - Financial Data Schedule

(b) The Registrant has not filed any reports on form 8-K during the quarter ended July 31, 1995.

                            SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            ABRAMS INDUSTRIES, INC.
                                            -----------------------
                                                 (Registrant)

Date: August 23, 1995                        /s/ Edward M. Abrams
      ------------------                     ------------------------
                                             Edward M. Abrams
                                             Chairman of The Board and
                                               Chief Executive Officer


Date: August 23, 1995                        /s/ Joseph H. Rubin
      -------------------                   --------------------------
                                            Joseph H. Rubin
                                            President, Chief Operating Officer,
                                            Chief Financial Officer and Chief
                                            Accounting Officer

                           EXHIBIT INDEX
                           -------------

Exhibit No.               Description
-----------               -------------------

   27                     Financial Data Schedule