Form 10-Q
period 1995-10-31
ABRAMS INDUSTRIES INC
filed 1995-12-07
CIK 1923

SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

                            FORM 10-Q
                         QUARTERLY REPORT

                Pursuant to Section 13 or 15(d) of
               the Securities Exchange Act of 1934

For the Quarter Ended                    Commission File No.
  October 31, 1995                             0-10146
---------------------                    -------------------

                     ABRAMS INDUSTRIES, INC.
      (Exact name of Registrant as specified in its charter)


             Georgia                                58-0522129
-------------------------------      ------------------------------------
(State or other jurisdiction of      (I.R.S. Employer Identification No.)
incorporation or organization)


 5775-A Glenridge Drive, N.E., Suite 202, Atlanta, Georgia 30328
 ---------------------------------------------------------------
 (Address of principal executive offices)              (Zip Code)

                          (404) 256-9785
      ---------------------------------------------------
      (Registrant's telephone number, including area code)

                               N/A
 ---------------------------------------------------------------
 (Former name, former address and former fiscal year, if changed since last report)


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
The number of shares of $1.00 par value Common Stock of the Registrant outstanding as of November 15, 1995 was 2,970,856.

                                    PART 1.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
         --------------------

                                        ABRAMS INDUSTRIES, INC.
                                      CONSOLIDATED BALANCE SHEETS
                                              (UNAUDITED)

                                                             October 31, 1995    April 30, 1995
                                                             ----------------    --------------
ASSETS
------

CURRENT ASSETS:
    Cash and cash equivalents                                   $ 5,672,959       $ 8,270,703
    Receivables (note 2)                                         18,888,431        10,782,910
        Less: Allowance for doubtful accounts                      (134,725)         (100,189)
    Inventories (note 3)                                          2,116,153         2,655,906
    Costs and earnings in excess of billings                      1,753,415         1,568,845
    Deferred income taxes                                         1,212,791         1,212,791
    Other                                                           468,353           388,079
                                                                -----------       -----------
        Total current assets                                     29,977,377        24,779,045
                                                                -----------       -----------

INCOME-PRODUCING PROPERTIES, net                                 50,123,079        50,784,045

PROPERTY, PLANT AND EQUIPMENT, net                                4,081,811         4,281,112

OTHER ASSETS:
    Land held for investment                                       4,950,293        4,950,293
    Notes receivable                                                 674,053          783,293
    Cash surrender value of life insurance on
      officers, net                                                  912,498          889,712
    Deferred loan costs, net                                       1,029,310        1,128,040
    Other                                                            944,148          981,205
                                                                 -----------      -----------
                                                                 $92,692,569      $88,576,745
                                                                 ===========      ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES:
    Accounts payable                                             $13,053,935       $7,859,614
    Billings in excess of costs and earnings                       1,889,457          500,468
    Accrued expenses                                               2,800,299        4,046,752
    Current maturities of long-term debt                           1,617,653        1,510,122
                                                                 -----------       ----------
        Total current liabilities                                 19,361,344       13,916,956
                                                                 -----------       ----------
DEFERRED INCOME TAXES                                              2,207,525        2,207,525

MORTGAGE NOTES AND BONDS PAYABLE, less current                    39,464,610       40,518,332
   maturities

OTHER LONG-TERM DEBT, less current maturities                     11,236,321       11,061,897
                                                                 -----------      -----------
        Total liabilities                                         72,269,800       67,704,710
                                                                 -----------      -----------
SHAREHOLDERS' EQUITY:

    Common stock, $1 par value; authorized 5,000,000
      shares; 3,010,039 issued and 2,970,856 outstanding
      in 1996 and 3,010,039 issued and 2,993,540
      outstanding in 1995                                          3,010,039       3,010,039
    Additional paid-in capital                                     2,012,190       2,012,190
    Retained earnings                                             15,559,841      15,906,239
                                                                 -----------     -----------
      Total paid-in capital and retained earnings                 20,582,070      20,928,468
         Less: Treasury stock                                       (159,301)        (56,433)
                                                                 -----------     -----------
      Total shareholders' equity                                  20,422,769      20,872,035
                                                                 -----------     -----------
                                                                 $92,692,569     $88,576,745
                                                                 ===========     ===========
See accompanying notes to consolidated financial statements.
/TABLE

                                        ABRAMS INDUSTRIES, INC.
                                  CONSOLIDATED STATEMENTS OF EARNINGS
                                              (UNAUDITED)

                                                  SECOND QUARTER ENDED             SIX MONTHS ENDED
                                                       OCTOBER 31,                   OCTOBER 31,
                                               --------------------------    ---------------------------
                                                    1995          1994           1995            1994
                                               -----------    -----------    ------------   ------------
REVENUES:
    Construction                               $28,529,987    $25,479,913     $55,395,518    $52,899,360
    Manufacturing                                3,841,411      5,051,703       8,867,425      9,205,774
    Real estate                                  2,742,252      2,654,777       5,496,468      5,948,357
                                               -----------    -----------    ------------   ------------
                                                35,113,650     33,186,393      69,759,411     68,053,491
        Less: Intersegment eliminations            (73,827)       -               (73,827)         -
                                               -----------    -----------    ------------   ------------
                                                35,039,823     33,186,393      69,685,584     68,053,491
    Interest                                       114,661         93,264         249,885        196,837
    Other                                           13,974         12,794          24,713         23,499
                                               -----------    -----------    ------------   ------------
                                                35,168,458     33,292,451      69,960,182     68,273,827
                                               -----------    -----------    ------------   ------------

COSTS AND EXPENSES:
    Applicable to REVENUES-
      Construction                              27,222,520     24,451,135      53,018,850     50,718,783
      Manufacturing                              3,052,715      3,808,720       6,882,124      7,072,947
      Real estate, exclusive of interest         1,585,583      1,411,826       3,019,229      3,146,019
                                               -----------    -----------    ------------   ------------
                                                31,860,818     29,671,681      62,920,203     60,937,749
        Less: Intersegment eliminations            (73,164        -               (73,164)         -
                                               -----------    -----------    ------------   ------------
                                                31,787,654     29,671,681      62,847,039     60,937,749
                                               -----------    -----------    ------------   ------------
    Selling, shipping, general and
    administrative:

      Construction                                 619,680        467,398       1,161,075      1,024,775
      Manufacturing                                903,159      1,093,718       1,901,753      2,111,598
      Real estate                                  374,573        416,774         798,267        821,258
      Parent                                       560,850        517,734       1,092,158      1,009,182
                                               -----------    -----------    ------------   ------------
                                                 2,458,262      2,495,624       4,953,253      4,966,813
                                                ----------     -----------    ------------   -----------

   Interest costs incurred                       1,205,122      1,210,528       2,422,316      2,411,214
                                               -----------    -----------    ------------   ------------
                                                35,451,038     33,377,833      70,222,608     68,315,776
                                               -----------    -----------    ------------   ------------

LOSS BEFORE INCOME TAXES                          (282,580)       (85,382)       (262,426)       (41,949)

INCOME TAX BENEFIT                                (103,000)       (31,000)        (95,000)       (14,000)
                                               -----------    -----------    ------------   ------------

NET LOSS                                         $(179,580)      $(54,382)      $(167,426)      $(27,949)
                                               ===========    ===========    ============   ============

NET LOSS PER SHARE                             $      (.06)   $      (.02)   $       (.06)  $       (.01)
                                               ===========    ===========    ============   ============
DIVIDENDS PER SHARE                            $       .03    $       .03    $        .06   $        .06
                                               ===========    ===========    ============   ============

WEIGHTED AVERAGE SHARES
    OUTSTANDING                                  2,974,030      2,993,540       2,983,470      2,993,540
                                               ===========    ===========    ============   ============


See accompanying notes to consolidated financial statements.


                                        ABRAMS INDUSTRIES, INC.
                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                                              (UNAUDITED)

                                                               SIX MONTHS ENDED OCTOBER 31,
                                                               ----------------------------
                                                                 1995              1994
                                                             ----------        -----------
Cash flows from operating activities:
    Net loss                                                  $(167,426)       $   (27,949)
    Adjustments to reconcile net loss to net cash
      used in operating activities-
        Depreciation and amortization                         1,652,660          1,556,289
        Gain on sales of real estate                               -              (317,330)
        Decrease (increase) in assets:
            Receivables                                      (8,070,985)        (2,828,691)
            Inventories                                         539,753           (309,125)
            Costs and earnings in excess of billings           (184,570)        (1,074,399)
            Other current assets                                (80,274)            78,727
            Other assets                                         81,716            407,098
       Increase (decrease) in liabilities:
            Accounts payable                                  5,194,321          2,557,360
            Billings in excess of costs and earnings          1,388,989          1,293,956
            Accrued expenses                                 (1,246,453)        (2,275,625)
            Income taxes payable                                   -              (750,243)
                                                             ----------         ----------

      Net cash used in operating activities                    (892,269)        (1,689,932)
                                                             ----------         ----------
Cash flows from investing activities:
    Proceeds from sale of real estate                              -               630,000
    Additions to properties, property, plant and
      equipment, net                                           (651,868)          (552,022)
                                                             ----------         ----------

      Net cash provided by (used in) investing activities      (651,868)            77,978
                                                             ----------         ----------
Cash flows from financing activities:
    Debt proceeds                                             4,856,000          2,233,000
    Debt repayments                                          (5,627,767)        (2,972,018)
    Additions to deferred loan costs                               -               (45,911)
    Cash dividends                                             (178,972)          (179,612)
    Repurchases of common stock                                (102,868)              -
                                                             ----------         ----------
      Net cash used in financing activities                  (1,053,607)          (964,541)
                                                             ----------         ----------

Net decrease in cash and cash equivalents                    (2,597,744)        (2,576,495)
Cash and cash equivalents at beginning of period              8,270,703          7,127,188
                                                             ----------         ----------
Cash and cash equivalents at end of period                   $5,672,959         $4,550,693
                                                             ==========         ==========
Supplemental schedule of cash flow information:
    Interest paid                                            $2,549,250         $2,478,197
                                                             ==========         ==========

    Income taxes paid                                        $  208,402         $  827,308
                                                             ==========         ==========

See accompanying notes to consolidated financial statements.

                       ABRAMS INDUSTRIES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               OCTOBER 31, 1995 AND APRIL 30, 1995
                           (UNAUDITED)



NOTE 1.  UNAUDITED STATEMENTS
-----------------------------

     The accompanying unaudited consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principles, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, the accompanying financial statements contain all adjustments, which consist solely of normal recurring accruals, necessary for a fair statement of the results for the interim periods presented.
These financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report to Shareholders for the year ended April 30, 1995. Results of operations for interim periods are not necessarily indicative of annual results.

NOTE 2.  RECEIVABLES
--------------------

     All contract and trade receivables are expected to be collected within one year.

NOTE 3.  INVENTORIES
--------------------

     The classes of inventory are as follows:

                                 October 31, 1995          April 30, 1995
                                 ----------------          --------------

          Finished goods            $1,350,105                $1,790,849
          Work in process              459,051                   552,803
          Raw materials                306,997                   312,254
                                    ----------                ----------
                                    $2,116,153                $2,655,906
                                    ==========                ==========

NOTE 4.  RECLASSIFICATIONS

     Certain reclassifications have been made to the fiscal 1995 consolidated financial statements to conform with classifications adopted in fiscal 1996.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
----------------------------------------------------------
CONDITION AND RESULTS OF OPERATIONS.
-----------------------------------

Changes in CONSOLIDATED BALANCE SHEETS between April 30, 1995,
--------------------------------------------------------------
and October 31, 1995.
--------------------

     Cash and cash equivalents decreased by $2,597,744 because of funding the working capital needs of the Company. The timing of the submission of invoices for construction work performed and the payment of invoices related to construction work, were the primary factors that contributed to increases in the following items: (1) Billings in excess of costs and earnings - $1,388,989; (2) Accounts receivable - $8,070,985; and (3)
Accounts payable - $5,194,321. The decrease in accrued expenses of $1,246,453 was associated with payment of year-end accruals.

Results of operations of second quarter and first six months of fiscal 1996 compared to second quarter and first six months of fiscal 1995.

                             REVENUES

For the second quarter 1996, Consolidated REVENUES, including Interest income and Other income, were $35,168,458, compared to $33,292,451 for the second quarter 1995. Interest income was $114,661 for the second quarter 1996, compared to $93,264 for the second quarter 1995.

For the first six months 1996, Consolidated REVENUES, including Interest income and Other income were $69,960,182, compared to $68,273,827 for the first six months 1995. Interest income was $249,885 for the first six months 1996, compared to $196,837 for the first six months 1995. Other income was $24,713 for the first six months 1996, compared to $23,499 for the first six months 1995.

The figures in Chart A are before Intersegment eliminations and do not include Interest income or Other income.

                                                                  CHART A
                                                         REVENUE SUMMARY BY SEGMENT
                                                      (In Thousands, Except Percentages)

                            Second Quarter Ended                               Six Months Ended
                                 October 31,           Amount    Percent          October 31,         Amount    Percent
                            --------------------     Increase   Increase       -----------------     Increase   Increase
                                1995      1994      (Decrease) (Decrease)       1995        1994    (Decrease) (Decrease)
-------------------------------------------------------------------------------------------------------------------------
Construction (1)            $28,350     $25,480      $3,050         12        $55,396     $52,899     $2,497        5
Manufacturing (2)             3,842       5,051      (1,209)       (24)         8,867       9,206       (339)      (4)
Real Estate (3)               2,742       2,655          87          3          5,496       5,948       (452)      (8)
-------------------------------------------------------------------------------------------------------------------------
                            $35,114     $33,186      $1,928          6        $69,759     $68,053     $1,706        3


                         NOTES TO CHART A

(1) The growth in revenues in the second quarter and first six months 1996 compared to the second quarter and first six months 1995 is the result of increased levels of activity in the construction of new buildings and expansions of others for both new and existing customers. The amounts reported include intercompany revenues of $73,827 in the second quarter and first six months 1996 and no intercompany revenues for the prior periods. The intercompany revenues are related to construction work performed for the Real Estate Segment at one of its shopping centers.

(2) REVENUES for the second quarter and first six months 1996 were lower than those of the second quarter and first six months
1995. Sales to two of the Company's customers increased approximately $3,300,000; however, decreased sales to other customers offset this increase.

(3) REVENUES for the first six months 1996 were lower than those of the first six months 1995 because of the sale of a shopping center outlot during the first quarter 1995. There were no land sales in 1996.

     The following table shows the backlog of contracts and orders by segment:

                                                             October 31,
                                                    ---------------------------
                                                        1995            1994
                                                    -----------     -----------
          Construction                              $27,104,000     $34,788,000
          Manufacturing                               5,182,000       7,536,000
          Real Estate                                10,333,000      10,083,000
             Less:  Intersegment Eliminations          (671,000)           -
                                                    -----------     -----------
                Total Backlog                       $41,948,000     $52,407,000
                                                    ===========     ===========

           COSTS AND EXPENSES:  Applicable to REVENUES

     As a percentage of Segment REVENUES (See Chart A) for the second quarter 1996 and 1995, the applicable COSTS AND EXPENSES (See Chart B) were 91% and 89%, respectively. As a percentage of Segment REVENUES (See Chart A) for the first six months 1996 and 1995, the applicable COSTS AND EXPENSES (See Chart B) were 90% in each period. The figures in Chart B are prior to Intersegment eliminations.

                                       CHART B
             COSTS AND EXPENSES APPLICABLE TO REVENUES SUMMARY BY SEGMENT
                          (In Thousands, Except Percentages)

                                                 Percent of Segment Revenues                                    Percent of Segment
                                                                                                                      Revenues
                         Second Quarter Ended     For Second Quarter Ended           Six Months Ended          For Six Months Ended
                             October 31,                 October 31,                     October 31,                October 31,
                         ----------------------------------------------------------------------------------------------------------
                             1995     1994              1995      1994                  1995     1994             1995      1994
                         ----------------------------------------------------------------------------------------------------------
  Construction             $27,222  $24,451              95        96                 $53,019  $50,719             96        96
  Manufacturing (1)          3,053    3,809              80        75                   6,882    7,073             78        77
  Real Estate (2)            1,586    1,412              58        53                   3,019    3,146             55        53
----------------------------------------------------------------------------------------------------------------------------------

                           $31,861  $29,672              91        89                 $62,920  $60,938             90        90
----------------------------------------------------------------------------------------------------------------------------------

                               NOTES TO CHART B
                               ----------------

(1)  The increase in the percentage of COSTS AND EXPENSES:
Applicable to REVENUES for the second quarter and first six months 1996 compared to the second quarter and first six months 1995 is the result of (a) negative labor and material variances; (b) underabsorption of plant overhead; and (c) an increase in the aged inventory reserve.

(2)  The increase in the dollar amount and percentage of COSTS AND
EXPENSES: Applicable to REVENUES for the second quarter 1996 compared to the second quarter 1995 is attributable to increased shopping center repairs and maintenance expenses of approximately $125,000, which includes the painting of two shopping centers, roof repairs at four shopping centers, and parking lot repairs and inspection expenses at several shopping centers.

       SELLING, SHIPPING, GENERAL AND ADMINISTRATIVE EXPENSES

     For the second quarter 1996 and for the second quarter 1995, Selling, shipping, general and administrative expenses were $2,458,262 and $2,495,624, respectively. As a percentage of Consolidated REVENUES, these expenses were 7% and 8%, respectively. For the first six months 1996 and for the first six months 1995, Selling, shipping, general and administrative expenses were $4,953,253 and $4,966,813, respectively. As a percentage of Consolidated REVENUES these expenses were 7% in each period. In reviewing Chart C, the reader should recognize that the volume of revenues generally will affect the amounts and percentages. The percentages in Chart C are based upon expenses as they relate to Segment REVENUES (Chart A) prior to Intersegment eliminations, except that Parent and Total expenses relate to Consolidated REVENUES.

                                       CHART C
          SELLING, SHIPPING, GENERAL AND ADMINISTRATIVE EXPENSES BY SEGMENT
                          (In Thousands, Except Percentages)


                                                 Percent of Segment Revenues                                    Percent of Segment
                                                                                                                      Revenues
                         Second Quarter Ended     For Second Quarter Ended             Six Months Ended         For Six Months Ended
                             October 31,                 October 31,                     October 31,                October 31,
                         ----------------------------------------------------------------------------------------------------------
                             1995     1994              1995      1994                  1995     1994             1995      1994
                         ----------------------------------------------------------------------------------------------------------
Construction (1)         $   620   $   467                2          2                 $1,161   $1,025               2          2
Manufacturing (2)            903     1,094               24         22                  1,902    2,112              21         23
Real Estate                  374       417               14         16                    798      821              15         14
Parent (3)                   561       518                2          2                  1,092    1,009               2          2
                         ----------------------------------------------------------------------------------------------------------
                          $2,458    $2,496                7          8                 $4,953   $4,967               7          7
                         ----------------------------------------------------------------------------------------------------------

                   NOTES TO CHART C
                   ----------------
(1) On a dollar basis, Selling, shipping, general and administrative expenses were higher for the second quarter and first six months 1996 compared to the second quarter and first six months 1995 primarily because of increased health insurance costs.

(2) On a dollar basis, Selling, shipping, general and administrative expenses were lower for the second quarter and first six months 1996 as compared to the second quarter and first six months 1995 because of the following decreases: (a) personnel costs approximately $100,000; (b) chairitable contributions approximately $38,000; (c) travel and entertainment expenses approximately $24,000.

(3) On a dollar basis, Selling, shipping, general and administrative expenses were higher for the second quarter and first six months 1996 as compared to the second quarter and first six months 1995 primarily because of increased personnel costs.

Interest rate swap agreement.
-----------------------------
     The Company entered into an interest rate swap agreement with SunTrust Bank, Atlanta, effective January 4, 1994, which terminates July 1, 1997. The notional amount reduces monthly from approximately $9.9 million at October 31, 1995, to $9.5 million prior to expiration of the agreement. The agreement effectively caps and sets a floor interest rate of 8% and 6%, respectively, on the construction loan which had an outstanding balance of $9,573,327 at October 31, 1995, and carries a floating interest rate of prime plus 3/8%. The Company expects the counterparty to the agreement to abide by the terms of the agreement. A determination is made each reporting period whether amounts are receivable from or payable to the counterparty under the agreement and such accrual is made in the Company s financial statements.

Liquidity and capital resources.
--------------------------------

     Between April 30, 1995, and October 31, 1995, working capital decreased by $246,056. Operating activities used cash of $892,269. Investing activities used cash of $651,868 primarily for purchasing new equipment and computers to increase productivity. Financing activities used cash of $1,053,607 primarily for debt repayment. At October 31, 1995, the Company and its subsidiaries had available unsecured committed lines of credit totaling $13,000,000, against which $863,000 was outstanding.

                   PART II.  OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

At the Annual Meeting (held on August 23, 1995), the shareholders voted upon and approved the Board s nominees for directors. The voting was as follows:


          DIRECTORS                   VOTES FOR                 VOTES WITHHELD
------------------------------------------------------------------------------
   Bernard W. Abrams                  2,779,011                     11,184

   Edward M. Abrams                   2,779,011                     11,184

   Alan R. Abrams                     2,779,011                     11,184
   J. Andrew Abrams                   2,779,011                     11,184

   Paula Lawton Bevington             2,779,277                     10,918

   Richard H. Danielson               2,779,277                     10,918

   Donald W. MacLeod                  2,779,277                     10,918

   Anthony Montag                     2,772,623                     17,572

   Joseph H. Rubin                    2,779,277                     10,918

   Felker W. Ward, Jr.                2,779,277                     10,918

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

(a)Exhibit #10g
   ------------

     Bernard W. Abrams Employment Agreement dated August 23, 1995.

(b)  Exhibit 27 - Financial Data Schedule

(c) The Registrant has not filed any reports on form 8-K during the quarter ended October 31, 1995.

                            SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


ABRAMS INDUSTRIES, INC.

(Registrant)

Date: December 4, 1995                      /s/ Edward M. Abrams
      -----------------                     Edward M. Abrams
                                            Chairman of The Board and
                                             Chief Executive Officer



Date: December 4, 1995                      /s/ Joseph H. Rubin
      ----------------                      Joseph H. Rubin
                                            President, Chief Operating Officer,
                                             Chief Financial Officer and Chief
                                             Accounting Officer