Form 10-Q
period 1996-01-31
ABRAMS INDUSTRIES INC
filed 1996-02-27
CIK 1923

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

For the Quarter Ended                                      Commission File No.
  January 31, 1996                                              0-10146
---------------------                                      -------------------

                                            ABRAMS INDUSTRIES, INC.
                       (Exact name of Registrant as specified in its charter)



        Georgia                                      58-0522129
-------------------------------           -----------------------------------
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
incorporation or organization)


          5775-A Glenridge Drive, N.E., Suite 202, Atlanta, Georgia 30328
      ---------------------------------------------------------------------
      (Address of principal executive offices)                  (Zip Code)

                                           (404) 256-9785
                        ---------------------------------------------------
                        (Registrant's telephone number, including area code)

                                N/A
--------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)


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

The number of shares of $1.00 par value Common Stock of the Registrant outstanding as of February 15, 1996 was 2,970,856.

                                        PART 1.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
-----------------------------
                                                             ABRAMS INDUSTRIES, INC.
                                                           CONSOLIDATED BALANCE SHEETS
                                                                   (UNAUDITED)

                                                                    January 31, 1996                      April 30, 1995
                                                                    ----------------                      --------------
ASSETS
------
CURRENT ASSETS:
    Cash and cash equivalents                                         $ 4,709,108                           $ 8,270,703
    Receivables (note 2)                                               15,133,676                            10,782,910
        Less: Allowance for doubtful accounts                            (40,803)                             (100,189)
    Inventories (note 3)                                                1,987,221                             2,655,906
    Costs and earnings in excess of billings                            5,984,869                             1,568,845
    Deferred income taxes                                               1,212,791                             1,212,791
    Other                                                                 915,524                               388,079
                                                                      -----------                          ------------
        Total current assets                                           29,902,386                            24,779,045

INCOME-PRODUCING PROPERTIES, net                                       50,673,636                            50,784,045
                                                                      -----------                           -----------
PROPERTY, PLANT AND EQUIPMENT, net                                      3,953,129                             4,281,112

OTHER ASSETS:
    Land held for investment                                            4,950,293                             4,950,293
    Notes receivable                                                      652,571                               783,293
    Cash surrender value of life insurance on officers, net               929,245                               889,712
    Deferred loan costs, net                                              978,722                             1,128,040
    Other                                                                 850,827                               981,205
                                                                      -----------                           -----------
                                                                      $92,890,809                           $88,576,745
                                                                      ===========                           ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
CURRENT LIABILITIES:
    Accounts payable                                                  $12,710,692                            $7,859,614
    Billings in excess of costs and earnings                            1,986,967                               500,468
    Accrued expenses                                                    3,519,875                             4,046,752
    Current maturities of long-term debt                                2,938,604                             1,510,122
                                                                      -----------                           -----------
        Total current liabilities                                      21,156,138                            13,916,956
                                                                      -----------                           -----------
DEFERRED INCOME TAXES                                                   2,207,525                             2,207,525

MORTGAGE NOTES AND BONDS PAYABLE, less current maturities              39,213,261                            40,518,332

OTHER LONG-TERM DEBT, less current maturities                          10,314,228                            11,061,897
                                                                      -----------                           -----------
        Total liabilities                                              72,891,152                            67,704,710
                                                                      -----------                           -----------
SHAREHOLDERS' EQUITY:
    Common stock, $1 par value; authorized 5,000,000 shares;
      3,010,039 issued and 2,970,856 outstanding in 1996
      and 3,010,039 issued and 2,993,540 outstanding in 1995            3,010,039                             3,010,039
    Additional paid-in capital                                          2,012,190                             2,012,190
    Retained earnings                                                  15,136,729                            15,906,239
                                                                      -----------                           -----------
      Total paid-in capital and retained earnings                      20,158,958                            20,928,468
         Less: Treasury stock                                           (159,301)                              (56,433)
                                                                      -----------                           -----------
      Total shareholders' equity                                       19,999,657                            20,872,035
                                                                      -----------                           -----------
                                                                      $92,890,809                           $88,576,745
                                                                      ===========                           ===========

See accompanying notes to consolidated financial statements.

                                                             ABRAMS INDUSTRIES, INC.
                                                       CONSOLIDATED STATEMENTS OF EARNINGS
                                                                   (UNAUDITED)

                                                              THIRD QUARTER ENDED                  NINE MONTHS ENDED
                                                                  JANUARY 31,                         JANUARY 31,
                                                       ----------------------------        -----------------------------
                                                          1996              1995             1996              1995
                                                       -----------       -----------       ----------       -----------
REVENUES:
    Construction                                       $27,126,825       $23,644,923      $ 82,522,343       $76,544,283
    Manufacturing                                        3,137,383         3,838,651        12,004,808        13,044,425
    Real estate                                          2,938,252         2,941,010         8,434,720         8,889,367
                                                       -----------       -----------       -----------       -----------
                                                        33,202,460        30,424,584       102,961,871        98,478,075
        Less: Intersegment eliminations                   (438,524)            -              (512,351)            -
                                                       -----------       -----------       -----------       -----------
                                                        32,763,936        30,424,584       102,449,520        98,478,075
    Interest                                               119,218            96,950           369,103           293,787

    Other                                                   22,300            10,822            47,013            34,321
                                                       -----------       -----------       -----------       -----------
                                                        32,905,454        30,532,356       102,865,636        98,806,183
                                                       -----------       -----------       -----------       -----------
COSTS AND EXPENSES:
    Applicable to REVENUES-
      Construction                                      25,706,882        22,627,247        78,725,732        73,346,030

      Manufacturing                                      2,635,554         3,091,120         9,517,678        10,164,067
      Real estate, exclusive of interest                 1,676,473         1,686,205         4,695,702         4,832,224
                                                       -----------       -----------       -----------       -----------
                                                        30,018,909        27,404,572        92,939,112        88,342,321
        Less: Intersegment eliminations                   (434,236)             -             (507,400)             -
                                                       -----------       -----------       -----------       -----------
                                                        29,584,673        27,404,572        92,431,712        88,342,321
                                                       -----------       -----------       -----------       -----------
    Selling, shipping, general and administrative:
      Construction                                         816,933           654,474         1,978,008         1,679,249
      Manufacturing                                        805,777           916,823         2,707,530         3,028,421
      Real estate                                          450,907           436,010         1,249,174         1,257,268
      Parent                                               606,569           535,819         1,698,727         1,545,001
                                                       -----------       -----------       -----------       -----------
                                                         2,680,186         2,543,126         7,633,439         7,509,939
                                                       -----------       -----------       -----------       -----------
    Interest costs incurred, less interest capitalized   1,166,643         1,214,348         3,588,959         3,625,562
                                                       -----------       -----------       -----------       -----------
                                                        33,431,502        31,162,046       103,654,110       99,477,822
                                                       -----------       -----------       -----------       -----------

LOSS BEFORE INCOME TAXES                                  (526,048)         (629,690)         (788,474)        (671,639)

INCOME TAX BENEFIT                                        (192,000)         (227,000)         (287,000)        (241,000)
                                                       -----------       -----------       -----------       -----------
NET LOSS                                               $  (334,048)      $  (402,690)     $   (501,474)      $ (430,639)
                                                       ===========       ===========      =============      ===========
NET LOSS PER SHARE                                     $      (.11)      $      (.13)     $       (.17)      $     (.14)
                                                       ===========       ===========      =============      ===========
DIVIDENDS PER SHARE                                    $       .03       $       .03      $        .09       $      .09
                                                       ===========       ===========      =============      ===========
WEIGHTED AVERAGE SHARES
    OUTSTANDING                                        $ 2,970,856       $ 2,993,540      $  2,979,265       $ 2,993,540
                                                       ===========       ===========      =============      ===========

See accompanying notes to consolidated financial statements.

                                                             ABRAMS INDUSTRIES, INC.
                                                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                   (UNAUDITED)

                                                                  NINE MONTHS ENDED JANUARY 31,
                                                                  -----------------------------
                                                                      1996             1995
                                                                  -----------        ---------
Cash flows from operating activities:
    Net loss                                                      $  (501,474)     $  (430,639)
    Adjustments to reconcile net loss to net cash
      provided by (used in) operating activities-
        Depreciation and amortization                               2,450,707        2,337,876
        Gain on sales of real estate                                    -             (317,330)
        Decrease (increase) in assets:
            Receivables                                            (4,410,152)       2,145,004
            Inventories                                               668,685          (82,525)
            Costs and earnings in excess of billings               (4,416,024)      (1,363,891)
            Income taxes receivable                                     -             (233,359)
            Other current assets                                     (527,445)         118,978
            Other assets                                              164,608          437,703
       Increase (decrease) in liabilities:
            Accounts payable                                        4,851,078          150,134
            Billings in excess of costs and earnings                1,486,499          461,144
            Accrued expenses                                         (526,877)      (1,963,344)
            Income taxes payable                                        -             (765,265)
                                                                   ----------      -----------
      Net cash provided by (used in) operating activities            (760,395)         494,486
                                                                   ----------      -----------
Cash flows from investing activities:
    Proceeds from sale of real estate                                   -              630,000
    Additions to properties, property, plant and
      equipment, net
                                                                   (1,804,010)        (840,070)
                                                                   ----------      -----------
      Net cash used in investing activities                        (1,804,010)        (210,070)
                                                                   ----------      ------------
Cash flows from financing activities:
    Debt proceeds                                                   6,597,951        4,942,000
    Debt repayments                                                (7,222,209)      (5,987,277)
    Additions to deferred loan costs                                   (2,028)         (61,584)
    Cash dividends                                                   (268,036)        (269,449)
    Repurchases of common stock                                      (102,868)            -
                                                                   ----------       ----------
      Net cash used in financing activities                          (997,190)      (1,376,310)
                                                                   ----------       ----------
Net decrease in cash and cash equivalents                          (3,561,595)      (1,091,894)

Cash and cash equivalents at beginning of period                    8,270,703        7,127,188
                                                                   ----------       ----------
Cash and cash equivalents at end of period                         $4,709,108      $ 6,035,294
                                                                   ==========      ===========
Supplemental schedule of cash flow information:
    Interest paid, net of amounts capitalized                      $3,768,619      $ 3,746,270
                                                                   ==========      ===========
    Income taxes paid                                              $  223,050      $   846,737
                                                                   ==========      ===========

                                                                        3


See accompanying notes to consolidated financial statements.

                                            ABRAMS INDUSTRIES, INC.
                                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                      JANUARY 31, 1996 AND APRIL 30, 1995
                                                  (UNAUDITED)



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

NOTE 3.  INVENTORIES
--------------------

    The classes of inventory are as follows:

                                        January 31, 1996         April 30, 1995
                                        ----------------         --------------

             Finished goods                $1,537,433              $1,790,849

             Work in process                  200,910                 552,803

             Raw materials                    248,878                 312,254
                                           ----------              ----------
                                           $1,987,221              $2,655,906
                                           ==========              ==========

NOTE 4.  RECLASSIFICATIONS
--------------------------

    Certain reclassifications have been made to the fiscal 1995 consolidated financial statements to conform with classifications adopted in fiscal 1996.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
----------------------------------------------------------
CONDITION AND RESULTS OF OPERATIONS.
------------------------------------

Changes in CONSOLIDATED BALANCE SHEETS between April 30, 1995,
--------------------------------------------------------------
and January 31, 1996.
---------------------

    Cash and cash equivalents decreased by $3,561,595 because of funding the working capital needs of the Company. The timing of the submission of invoices for construction work performed and the payment of invoices related to construction work, were the primary factors that contributed to increases in the following items: (1) Costs and earnings in excess of billings - $4,416,024; (2) Billings in excess of costs and earnings - $1,486,499; (3) Accounts receivable - $4,410,152; and (4)
Accounts payable - $4,851,078.

Results of operations of third quarter and first nine months of
---------------------------------------------------------------
fiscal 1996 compared to third quarter and first nine months of
--------------------------------------------------------------
fiscal 1995.
------------

                             REVENUES

    For the third quarter 1996, Consolidated REVENUES, including
Interest income and Other income, increased to $32,905,454, from $30,532,356 for the third quarter 1995. During the period, Interest income increased to $119,218 from $96,950.

    For the first nine months 1996, Consolidated REVENUES, including Interest income and Other income increased to $102,865,636, from $98,806,183 for the first nine months 1995.
During the period, Interest income increased to $369,103 from $293,787.

    The figures in Chart A are before Intersegment eliminations and do not include Interest income or Other income.

                                         CHART A
                                                           REVENUE SUMMARY BY SEGMENT
                                                       (In Thousands, Except Percentages)

                           Third Quarter Ended                                Nine Months Ended
                               January 31,             Amount       Percent      January 31,              Amount       Percent
                           -------------------        Increase      Increase  -------------------        Increase      Increase
                              1996        1995       (Decrease)    (Decrease)   1996        1995        (Decrease)   (Decrease)
                          ------------------------------------------------------------------------------------------------------
   Construction (1)         $27,127      $23,645       $3,482          15      $82,522     $76,544        $5,978          8

   Manufacturing (2)          3,137        3,839         (702)        (18)      12,005      13,045        (1,040)        (8)

   Real Estate (3)            2,938        2,941           (3)          -        8,435       8,889          (454)        (5)

                            $33,202      $30,425        $2,777          9     $102,962     $98,478         $4,484         5

                         NOTES TO CHART A
                         ----------------
(1) The growth in revenues in the third quarter and first nine months 1996 compared to the third quarter and first nine months 1995 is the result of increased levels of activity in the construction of new buildings and expansions of others for both new and existing customers. The amounts reported include intercompany revenues of $438,524 in the third quarter and $512,351 in the first nine months 1996 and no intercompany revenues for the prior periods. The intercompany revenues are related to construction work performed for the Real Estate Segment at one of its shopping centers.

(2) REVENUES for the third quarter and first nine months 1996 were lower than those of the third quarter and first nine months 1995, because several customers have delayed fixturing programs, others have cut-back fixturing programs, and still others have canceled current fixturing programs.

(3) REVENUES for the first nine months 1996 were lower than those of the first nine months 1995 because of the sale of a shopping center outlot during the first quarter 1995. There were no land sales in 1996.

    The following table shows the backlog of contracts and orders by segment:

                                                                    January 31,
                                                         ------------------------------
                                                            1996                 1995
                                                         -----------        -----------
           Construction                                  $33,453,000        $29,927,000
           Manufacturing                                   5,216,000          6,478,000
           Real Estate                                    10,765,000         10,132,000
               Less: Intersegment Eliminations              (243,000)              -
                                                         -----------        -----------
                   Total Backlog                         $49,191,000        $46,537,000
                                                         ===========        ===========

           COSTS AND EXPENSES:  Applicable to REVENUES

    As a percentage of Segment REVENUES (See Chart A) for the third quarter and first nine months 1996 and 1995, the applicable
COSTS AND EXPENSES (See Chart B) were 90%.  The figures in Chart
B are prior to Intersegment eliminations.

                                                                     CHART B
                                          COSTS AND EXPENSES APPLICABLE TO REVENUES SUMMARY BY SEGMENT
                                                       (In Thousands, Except Percentages)


                                              Percent of Segment Revenues                          Percent of Segment Revenues
                        Third Quarter Ended     For Third Quarter Ended      Nine Months Ended       For Nine Months Ended
                             January 31,               January 31,               January 31,               January 31,
                        -------------------   ---------------------------    ------------------    ----------------------------
                         1996       1995         1996           1995          1996       1995          1996           1995
                         ----       ----         ----           ----          ----       ----          ----           ----
  Construction          $25,707   $22,628         95             96           $78,726  $73,346          95             96
  Manufacturing (1)       2,636     3,091         84             81             9,517   10,164          79             78
  Real Estate             1,676     1,686         57             57             4,696    4,832          56             54
                        -------   -------         --             --           -------  -------          --             --
                        $30,019   $27,405         90             90           $92,939  $88,342          90             90


                         NOTES TO CHART B
                         ----------------

(1)  The increase in the percentage of COSTS AND EXPENSES:
Applicable to REVENUES for the third quarter and first nine months 1996 compared to the third quarter and first nine months
1995 is the result of negative labor variances and underabsorption of plant overhead.


      SELLING, SHIPPING, GENERAL AND ADMINISTRATIVE EXPENSES

    For the third quarter 1996 and for the third quarter 1995, Selling, shipping, general and administrative expenses were $2,680,186 and $2,543,126, respectively. As a percentage of Consolidated REVENUES, these expenses were 8% in each period.
For the first nine months 1996 and for the first nine months 1995, Selling, shipping, general and administrative expenses were $7,633,439 and $7,509,939, respectively. As a percentage of Consolidated REVENUES these expenses were 7% and 8%, respectively. In reviewing Chart C, the reader should recognize that the volume of revenues generally will affect the amounts and percentages. The percentages in Chart C are based upon expenses as they relate to Segment REVENUES (Chart A) prior to Intersegment eliminations, except that Parent and Total expenses relate to Consolidated REVENUES.

                                                                     CHART C
                                        SELLING, SHIPPING, GENERAL AND ADMINISTRATIVE EXPENSES BY SEGMENT
                                                       (In Thousands, Except Percentages)


                                              Percent of Segment Revenues                         Percent of Segment Revenues
                       Third Quarter Ended     For Third Quarter Ended      Nine Months Ended       For Nine Months Ended
                           January 31,               January 31,               January 31,               January 31,
                       -------------------    --------------------------    -----------------     ---------------------------
                         1996       1995         1996           1995         1996       1995         1996           1995
                         ----       ----         ----           ----         ----       ----         ----           ----
Construction (1)         $817       $654           3              3         $1,978     $1,679          2              2
Manufacturing (2)         806        917          26             24          2,707      3,029         23             23
Real Estate               451        436          15             15          1,249      1,257         15             14
Parent (3)                606        536           2              2          1,699      1,545          2              2
                       ------     ------          --             --         ------     ------         --             --
                       $2,680     $2,543           8              8         $7,633     $7,510          7              8

                         NOTES TO CHART C
                         ----------------

(1) On a dollar basis, Selling, shipping, general and administrative expenses were higher for the third quarter and first nine months 1996 compared to the third quarter and first nine months 1995. The year-to-date differences resulted from increased profit-sharing and incentive-based bonus expenses of approximately $194,000 and health insurance costs of approximately $110,000.

(2) On a dollar basis, Selling, shipping, general and administrative expenses were lower for the third quarter and first nine months 1996 as compared to the third quarter and first nine months 1995. The year-to-date differences resulted from the following decreases: (a) doubtful account expense of approximately $184,000; (b) personnel costs of approximately $100,000; (c) business development expenses of approximately $27,000.

(3) On a dollar basis, Selling, shipping, general and administrative expenses were higher for the third quarter and first nine months 1996 as compared to the third quarter and first nine months 1995. The year-to-date differences resulted from the following increases: (a) profit-sharing expense of approximately $83,000; (b) personnel costs of approximately $43,000; (c) computer expenses of approximately $24,000.

Interest rate swap agreement.
-----------------------------

    The Company entered into an interest rate swap agreement with SunTrust Bank, Atlanta, effective January 4, 1994, which terminates July 1, 1997. The notional amount reduces monthly from approximately $9.8 million at January 31, 1996, to $9.5 million prior to expiration of the agreement. The agreement effectively caps and sets a floor interest rate of 8% and 6%, respectively, on the construction loan which had an outstanding balance of $9,571,377 at January 31, 1996, and carries a floating interest rate of prime plus 3/8%. The Company expects the counterparty to the agreement to abide by the terms of the agreement. A determination is made each reporting period whether amounts are receivable from or payable to the counterparty under the agreement and such accrual is made in the Company's financial statements.


Liquidity and capital resources.
-------------------------------

    Between April 30, 1995, and January 31, 1996, working capital decreased by $2,115,841. Operating activities used cash of $760,395. Investing activities used cash of $1,804,010 primarily for purchasing new equipment and computers to increase productivity. Financing activities used cash of $997,190 primarily for debt repayment. At January 31, 1996, the Company and its subsidiaries had available unsecured committed lines of credit totaling $13,000,000, against which none was outstanding.

                   PART II.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
------------------------------------------

(a)  Financial Data Schedule
(b) The Registrant has not filed any reports on form 8-K during the quarter ended January 31, 1996.

                            SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      ABRAMS INDUSTRIES, INC.
                                      -----------------------
                                              (Registrant)



Date:  February 27, 1996              /s/ Edward M. Abrams
       -----------------              ----------------------------------
                                      Edward M. Abrams
                                      Chairman of The Board and
                                         Chief Executive Officer



Date:  February 27, 1996               /s/ Joseph H. Rubin
       -----------------              -----------------------------------
                                      Joseph H. Rubin
                                      President, Chief Operating Officer,
                                         Chief Financial Officer and Chief
                                         Accounting Officer