Form 10-Q
period 1996-07-31
ABRAMS INDUSTRIES INC
filed 1996-09-03
CIK 1923

                    SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.  20549

                              FORM 10-Q
                          QUARTERLY REPORT

                 Pursuant to Section 13 or 15(d) of
                 the Securities Exchange Act of 1934

For the Quarter Ended                         Commission File No.
   July 31, 1996                                     0-10146
- ---------------------                         -------------------

                       ABRAMS INDUSTRIES, INC.
       ------------------------------------------------------
       (Exact name of Registrant as specified in its charter)


         Georgia                                    58-0522129
- -------------------------------        ------------------------------------
(State or other jurisdiction of        (I.R.S. Employer Identification No.)
incorporation or organization)


   5775-A Glenridge Drive, N.E., Suite 202, Atlanta, Georgia 30328
   -------------------------------------------------------------------
    (Address of principal executive offices)               (Zip Code)

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
The number of shares of $1.00 par value Common Stock of the Registrant outstanding as of August 15, 1996 was 2,970,856.

                  PART 1.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
- -----------------------------

                     ABRAMS INDUSTRIES, INC.
                   CONSOLIDATED BALANCE SHEETS
                           (UNAUDITED)

                                                                                July 31, 1996              April 30, 1996
 ASSETS                                                                         -------------              --------------
 ------
 CURRENT ASSETS
     Cash and cash equivalents                                                  $   4,858,661              $   5,452,453
     Receivables (note 2)                                                          14,355,932                 16,132,372
         Less: Allowance for doubtful accounts                                        (27,061)                   (57,541)
     Inventories, net (note 3)                                                      1,306,708                  1,676,541
     Costs and earnings in excess of billings                                       2,643,812                  2,858,389
     Deferred income taxes                                                            999,100                    999,100
     Other                                                                          1,105,691                    862,384
                                                                                -------------              -------------
         Total current assets                                                      25,242,843                 27,923,698
                                                                                -------------              -------------
 INCOME-PRODUCING PROPERTIES, net                                                  53,998,684                 50,661,940
 PROPERTY, PLANT AND EQUIPMENT, net                                                 3,808,398                  3,831,902
 OTHER ASSETS
     Land held for sale (note 4)                                                    4,919,703                  4,980,903
     Notes receivable                                                                 594,551                    624,017
     Cash surrender value of life insurance on officers, net                          930,482                    947,134
     Deferred loan costs, net                                                         922,764                    914,153
     Other                                                                          1,788,491                  1,229,443
                                                                                -------------              -------------
                                                                                $  92,205,916              $  91,113,190
                                                                                =============              =============
 LIABILITIES AND SHAREHOLDERS' EQUITY
 ------------------------------------
 CURRENT LIABILITIES
     Trade and subcontractors payables                                          $   8,857,597              $  11,246,736
     Billings in excess of costs and earnings                                       1,419,545                    781,818
     Accrued expenses                                                               2,680,492                  3,991,790
     Current maturities of long-term debt                                           1,773,283                  1,485,657
                                                                                -------------              -------------
         Total current liabilities                                                 14,730,917                 17,506,001
                                                                                -------------              -------------

 DEFERRED INCOME TAXES                                                              1,713,014                  1,713,014
 OTHER LIABILITIES                                                                  4,433,457                    539,263
 MORTGAGE NOTES AND BONDS PAYABLE, less current maturities                         38,843,294                 39,102,270
 OTHER LONG-TERM DEBT, less current maturities                                     12,270,986                 12,100,266
                                                                                -------------              -------------
         Total liabilities                                                         71,991,668                 70,960,814
                                                                                -------------              -------------
 SHAREHOLDERS' EQUITY
     Common stock, $1 par value; authorized 5,000,000 shares;
       3,010,039 issued and 2,970,856 outstanding in 1997 and 1996                  3,010,039                  3,010,039
     Additional paid-in capital                                                     2,012,190                  2,012,190
     Retained earnings                                                             15,351,320                 15,289,448
                                                                                -------------              -------------
       Total paid-in capital and retained earnings                                 20,373,549                 20,311,677
          Less cost of treasury stock                                                 159,301                    159,301
                                                                                -------------              -------------
       Total shareholders' equity                                                  20,214,248                 20,152,376
                                                                                -------------              -------------
                                                                                $  92,205,916              $  91,113,190
                                                                                =============              =============

See accompanying notes to consolidated financial statements.

                         ABRAMS INDUSTRIES, INC.
                   CONSOLIDATED STATEMENTS OF EARNINGS
                               (UNAUDITED)

                                                                                     FIRST QUARTER ENDED JULY 31,
                                                                                   ------------------------------
                                                                                    1996                       1995
                                                                                    ----                       ----
 REVENUES
     Construction                                                                 $21,546,879              $26,865,531
     Manufacturing                                                                  3,561,312                5,026,014
     Real estate                                                                    3,190,785                2,754,216
                                                                                  -----------              -----------
                                                                                   28,298,976               34,645,761
           Less: Intersegment eliminations                                          (329,593)                    -
                                                                                  -----------              -----------
                                                                                   27,969,383               34,645,761
     Interest                                                                         114,767                  135,224
     Other                                                                             35,420                   10,739
                                                                                  -----------              -----------
                                                                                   28,119,570               34,791,724
 COSTS AND EXPENSES                                                               -----------              -----------
     Applicable to REVENUES--
       Construction                                                                20,361,258               25,796,330

       Manufacturing                                                                2,427,176                3,829,409
       Real estate, exclusive of interest                                           1,882,901                1,433,646
                                                                                  -----------              -----------
                                                                                   24,671,335               31,059,385
           Less: Intersegment eliminations                                          (325,150)                    -
                                                                                  -----------              -----------
                                                                                   24,346,185               31,059,385
                                                                                  -----------              -----------
     Selling, shipping, general and administrative
       Construction                                                                   593,652                  541,395
       Manufacturing                                                                  883,502                  998,594
       Real estate                                                                    404,439                  423,694
       Parent                                                                         545,499                  531,308
                                                                                  -----------              -----------
                                                                                    2,427,092                2,494,991
                                                                                  -----------              -----------

     Interest costs incurred, less interest capitalized                             1,174,866                1,217,194
                                                                                  -----------              -----------
                                                                                   27,948,143               34,771,570
                                                                                  -----------              -----------

 EARNINGS BEFORE INCOME TAXES                                                         171,427                   20,154
 INCOME TAX EXPENSE                                                                    65,000                    8,000
                                                                                  -----------              -----------
 NET EARNINGS                                                                     $   106,427              $    12,154
                                                                                  ===========              ===========
 NET EARNINGS PER SHARE                                                           $      .040             $        .03
                                                                                  ===========             ============
 DIVIDENDS PER SHARE                                                              $      .015             $        .00
                                                                                  ===========             ============
 WEIGHTED AVERAGE SHARES OUTSTANDING                                                2,970,856                2,992,909
                                                                                  ===========             ============

See accompanying notes to consolidated financial statements.

                         ABRAMS INDUSTRIES, INC.
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (UNAUDITED)

                                                                                   FIRST QUARTER ENDED JULY 31,
                                                                                   ----------------------------
                                                                                  1996                          1995
                                                                                  ----                          ----
 Cash flows from operating activities
     Net earnings                                                            $   106,427                   $    12,154
     Adjustments to reconcile net earnings to net cash

       provided by (used in) operating activities
         Depreciation and amortization                                           830,310                       823,038
         Gain on sales of real estate                                            (94,753)                          -
         Decrease (increase) in assets
             Receivables                                                       1,745,960                    (5,574,665)

             Inventories                                                         369,833                       106,277
             Costs and earnings in excess of billings                            214,577                    (1,449,559)
             Other current assets                                               (243,307)                     (183,018)
             Other assets                                                        (26,560)                       29,137
        Increase (decrease) in liabilities

             Accounts payable                                                 (2,389,139)                    4,363,345
             Billings in excess of costs and earnings                            637,727                     1,018,247
             Accrued expenses                                                 (1,311,298)                   (1,441,570)
             Other liabilities                                                   192,155                        18,371
                                                                             -----------                   -----------
       Net cash provided by (used in) operating activities                        31,932                    (2,278,243)
                                                                             -----------                   -----------
 Cash flows from investing activities
     Proceeds from sale of real estate                                           256,000                         -
     Additions to properties, property, plant and
       equipment, net                                                         (1,036,539)                     (199,193)
                                                                             -----------                   -----------
       Net cash used in investing activities                                    (780,539)                     (199,193)
                                                                             -----------                   -----------
 Cash flows from financing activities
     Debt proceeds                                                               571,646                     2,699,000
     Debt repayments                                                            (372,276)                   (2,499,795)
     Cash dividends                                                              (44,555)                      (89,794)
     Repurchases of common stock                                                    -                           (8,490)
                                                                             -----------                   -----------
       Net cash provided by financing activities                                 154,815                       100,921
                                                                             -----------                   -----------
 Net decrease in cash and cash equivalents                                      (593,792)                   (2,376,515)

 Cash and cash equivalents at beginning of period                              5,452,453                     8,270,703
                                                                             -----------                   -----------
 Cash and cash equivalents at end of period                                  $ 4,858,661                   $ 5,894,188
                                                                             ===========                   ===========
 Supplemental schedule of cash flow information
     Interest paid, net of amounts capitalized                               $ 1,227,568                   $ 1,272,473
                                                                             ===========                   ===========
     Income taxes paid, net of refunds                                       $    80,291                   $   212,129
                                                                             ===========                   ===========
 Supplemental schedule of non-cash investing activities
     Accrual of construction allowance payable                               $ 3,702,039                   $      -
                                                                             ===========                   ===========

See accompanying notes to consolidated financial statements.

                         ABRAMS INDUSTRIES, INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     JULY 31, 1996 AND APRIL 30, 1996
                               (UNAUDITED)



NOTE 1.  UNAUDITED STATEMENTS
- -----------------------------

The accompanying unaudited consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principles, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, the accompanying financial statements contain all adjustments, which consist solely of normal recurring accruals, necessary for a fair statement of the results for the interim periods presented.
These financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report to Shareholders for the year ended April 30, 1996. Results of operation for interim periods are not necessarily indicative of annual results.

NOTE 2.  RECEIVABLES
- --------------------

All contract receivables are expected to be collected within one year.

NOTE 3.  INVENTORIES
- --------------------

The classes of inventory are as follows:

                                    July 31, 1996      April 30, 1996
                                    -------------      --------------
    Finished goods                  $   814,985          $ 1,355,296
    Work in process                     149,711               73,029
    Raw materials                       342,012              248,216
                                    -----------          -----------
                                    $ 1,306,708          $ 1,676,541
                                    ===========          ===========

NOTE 4.  LAND HELD FOR SALE
- ---------------------------

Land held for sale is carried at the lower of cost or fair value less cost to sell. Land held for sale includes all direct costs of land and land development, including interest, and other carrying costs incurred during the development period, less amounts charged to cost of sales. Land and land development costs (including estimated costs to complete) are allocated to individual lots sold based on relative sales values.

NOTE 5.  RECLASSIFICATIONS
- --------------------------
Certain reclassifications have been made to the fiscal 1996 consolidated financial statements to conform with classifications adopted in fiscal 1997.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS.
         ------------------------------------

Changes in CONSOLIDATED BALANCE SHEETS between April 30, 1996 and
July 31, 1996.
- -----------------------------------------------------------------

Accounts receivable decreased by $1,745,960 and Accounts payable decreased by $2,389,139 primarily because of decreased sales in both the Construction and Manufacturing Segments. Accrued expenses decreased by $1,311,298 because of the payment of year-end accruals. Other liabilities increased by $3,894,194 primarily because of the accrual of a construction allowance payable to AMC Cinema. This new building is owned by the Company and leased to AMC. The building was completed and occupied in May 1996. Income-producing properties increased by an almost similar amount.

Results of operations of first quarter fiscal 1997 compared to first quarter fiscal 1996.
- -----------------------------------------------------------------

                             REVENUES

For the first quarter ended July 31, 1996, Consolidated REVENUES, including Interest income and Other income, were $28,119,570, compared to $34,791,724 for the first quarter ended July 31, 1995. Interest income was $114,767 for the first quarter 1997, compared to $135,224 for the first quarter 1996.

The figures in Chart A are before Intersegment eliminations and do not include Interest income or Other income.

                                         CHART A

                                                           REVENUE SUMMARY BY SEGMENT

                                                             First Quarter Ended                Amount          Percent
                                                                   July 31,                     Increase        Increase
                                                             1996               1995           (Decrease)      (Decrease)
                                                         -----------------------------------------------------------------
                       Construction <F1>                 $21,546,879        $26,865,531       $(5,318,652)        (20)
                       Manufacturing <F2>                  3,561,312          5,026,014        (1,464,702)        (29)
                       Real Estate <F3>                    3,190,785          2,754,216           436,569          16
                                                         -------------------------------------------------------------------
                                                         $28,298,976        $34,645,761       $(6,346,785)        (18)
                                 NOTES TO CHART A

<F1>  REVENUES for the first quarter 1997 were lower than those of the first quarter 1996 primarily because of decreased sales to one of the Company's customers.

<F2>  REVENUES for the first quarter 1997 were lower than those of the first quarter 1996 because of the Company's continuing re-engineering efforts which emphasize a reduction in volume to more efficiently control the costs of production.

<F3>  REVENUES for the first quarter 1997 were higher than those of the first quarter 1996 because of a land sale. There was no land sale during the first quarter 1996.

   The following table shows the backlog of contracts and orders by segment:
                                           July 31,
                                 ----------------------------
                                     1996              1995
                                 -----------      -----------
       Construction              $35,622,000      $30,329,000
       Manufacturing               5,029,000        4,760,000
       Real Estate                10,867,000       10,056,000
                                 -----------      -----------
          Total Backlog          $51,518,000      $45,145,000
                                 ===========      ============

                 COSTS AND EXPENSES:  Applicable to REVENUES

As a percentage of Segment REVENUES (See Chart A) for the first quarter 1997 and 1996, the applicable COSTS AND EXPENSES (See Chart B) were 87% and 90%, respectively. The figures in Chart B are prior to Intersegment eliminations.

                                         CHART B
   COSTS AND EXPENSES APPLICABLE TO REVENUES SUMMARY BY SEGMENT



                                                      Percent of Segment Revenues
                               First Quarter Ended    For First Quarter Ended
                                       July 31                  July 31
                             ------------------------------------------------------
                                 1996           1995           1996   1995
                                 ----           ----           ----   ----
    Construction <F1>        $20,361,258     $25,796,330        94     96
    Manufacturing <F2>         2,427,176       3,829,409        68     76
    Real Estate <F3>           1,882,901       1,433,646        59     52
                             -----------     -----------        --     --
                             $24,671,335     $31,059,385        87     90

                               NOTES TO CHART B
                               ----------------

<F1>  The decrease in the percentage of COSTS AND EXPENSES:
Applicable to REVENUES for the first quarter 1997 compared to the first quarter 1996 is attributable to the elimination of some low gross profit margin customers.

<F2>  The decrease in the percentage of COSTS AND EXPENSES:
Applicable to REVENUES for the first quarter 1997 compared to the first quarter 1996 is attributable to re-engineering efforts which are emphasizing control of costs.

<F3>  The approximately $450,000 increase in the dollar amount and corresponding 7% increase in the  percentage of COSTS AND
EXPENSES: Applicable to REVENUES for the first quarter 1997 compared to the first quarter 1996 is attributable to the following: (a) cost of land sold -- $161,000; (b) expenses associated with the transfer of a sale-leaseback property to the
fee owner -- $98,000;   shopping center operating expenses --
$151,000; (d) shopping center depreciation expenses -- $32,000.

      SELLING, SHIPPING, GENERAL AND ADMINISTRATIVE EXPENSES

For the first quarter 1997 and for the first quarter 1996, Selling, shipping, general and administrative expenses were $2,427,092 and $2,494,991, respectively. As a percentage of Consolidated REVENUES, these expenses were 9% and 7%, respectively. In reviewing Chart C, the reader should recognize that the volume of revenues usually affects the amounts and percentages. The percentages in Chart C are based upon expenses as they relate to Segment REVENUES (Chart A) prior to Intersegment eliminations, except that Parent and Total expenses relate to Consolidated REVENUES.

                             CHART C
SELLING, SHIPPING, GENERAL AND ADMINISTRATIVE EXPENSES BY SEGMENT

                                                      Percent of Segment Revenues
                               First Quarter Ended    For First Quarter Ended
                                       July 31                  July 31
                             ------------------------------------------------------
                                 1996           1995           1996   1995
                                 ----           ----           ----   ----
    Construction <F1>        $  593,652      $   541,395         3      2
    Manufacturing <F2>          883,502          998,594        25     20
    Real Estate                 404,439          423,694        13     15
    Parent                      545,499          531,308         2      2
                             ---------------------------------------------
                             $2,427,092      $ 2,494,991         9      7

                            NOTES TO CHART C

<F1>  On a dollar basis, Selling, shipping, general and
administrative expenses were higher for the first quarter 1997 as compared to the first quarter 1996 because of increased personnel costs.

<F2>  On a dollar basis, Selling, shipping, general and
administrative expenses were lower for the first quarter 1997 as compared to the first quarter 1996 because personnel costs associated with the re-engineering effort decreased by $86,000 and interest expense decreased by $27,000 because of the Company's reduced use of its line of credit in the current year.

Interest rate swap agreement.
- ----------------------------

The Company entered into an interest rate swap agreement with SunTrust Bank, Atlanta effective January 4, 1994, which terminates July 1, 1997. The notional amount reduces monthly from approximately $9.7 million at July 31, 1996, to $9.5 million prior to expiration of the agreement. The agreement effectively caps and sets a floor interest rate of 8% and 6%, respectively, on the construction loan which had an outstanding balance of $10,469,284 at July 31, 1996, and carries a floating interest rate of prime plus 3/8%. The Company expects the counterparty to the agreement to abide by the terms of the agreement. A determination is made each reporting period whether amounts are receivable from or payable to the counterparty under the agreement and such accrual is made in the financial statements. Liquidity and capital resources.
- --------------------------------

   Between April 30, 1996 and July 31, 1996, working capital increased by $94,229. Operating activities provided cash of $31,932. Investing activities used cash of $780,539 primarily for the completion of the AMC Cinema and shops at the Merchants Crossing Shopping Center in N. Ft. Myers, Florida. Financing activities provided cash of $154,815 from debt proceeds that were used to fund the company's operating activities. At July 31, 1996, the Company and its subsidiaries had available unsecured committed lines of credit totaling $9,500,000, against which none was outstanding.

                   PART II.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
- -----------------------------------------

(a)  None

(b) The Registrant has not filed any reports on form 8-K during the quarter ended July 31, 1996.

SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    ABRAMS INDUSTRIES, INC.
                                        (Registrant)

Date: September 3, 1996           /S/   Edward M. Abrams
                                     Edward M. Abrams
                                     Chairman of The Board and
                                      Chief Executive Officer


Date:    September 3, 1996      /S/   Joseph H. Rubin
                                   Joseph H. Rubin
                                   President, Chief Operating Officer,
                                   Chief Financial Officer and Chief
                                          Accounting Officer