Form 10-Q
period 1996-10-31
ABRAMS INDUSTRIES INC
filed 1996-11-21
CIK 1923

                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549

                                FORM 10-Q
                             QUARTERLY REPORT

                    Pursuant to Section 13 or 15(d) of
                   the Securities Exchange Act of 1934

For the Quarter Ended                              Commission File No.
 October 31, 1996                                        0-10146
 ----------------                                        -------

                         ABRAMS INDUSTRIES, INC.
           -----------------------------------------------------
          (Exact name of Registrant as specified in its charter)



       Georgia                                  58-0522129
-------------------------------    -----------------------------------
(State or other jurisdiction of    I.R.S. Employer Identification No.)
incorporation or organization)



     5775-A Glenridge Drive, N.E., Suite 202, Atlanta, Georgia 30328
     ---------------------------------------------------------------
       (Address of principal executive offices)       (Zip Code)

                              (404) 256-9785
          ----------------------------------------------------
          (Registrant's telephone number, including area code)

                                   N/A
  ---------------------------------------------------------------------
  (Former name, former address and former fiscal year, if changed since last report)


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
The number of shares of $1.00 par value Common Stock of the Registrant outstanding as of November 15, 1996 was 2,970,856.
                      PART 1.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                         ABRAMS INDUSTRIES, INC.
                       CONSOLIDATED BALANCE SHEETS
                               (UNAUDITED)

                                                                                 October 31, 1996             April 30, 1996
                                                                                 ----------------             --------------
 ASSETS
 ------
 CURRENT ASSETS
     Cash and cash equivalents                                                      $4,388,300                   $ 5,452,453
     Receivables (note 2)                                                           16,633,299                    16,132,372

         Less: Allowance for doubtful accounts                                        (35,896)                      (57,541)
     Inventories, net (note 3)                                                       1,869,754                     1,676,541
     Costs and earnings in excess of billings                                        3,274,898                     2,858,389
     Deferred income taxes                                                             999,100                       999,100
     Other                                                                             973,594                       862,384
                                                                                 -------------                   -----------
         Total current assets                                                       28,103,049                    27,923,698
                                                                                 -------------                   -----------
 INCOME-PRODUCING PROPERTIES, net                                                   53,746,763                    50,661,940

 PROPERTY, PLANT AND EQUIPMENT, net                                                  3,716,284                     3,831,902
 OTHER ASSETS
     Land held for sale (note 4)                                                     5,014,435                     4,980,903

     Notes receivable                                                                  571,583                       624,017
     Cash surrender value of life insurance on officers, net                           948,482                       947,134
     Deferred loan costs, net                                                          845,412                       914,153
     Other                                                                           1,800,768                     1,229,443
                                                                                 -------------                   -----------
                                                                                   $94,746,776                   $91,113,190
                                                                                 =============                   ===========

 LIABILITIES AND SHAREHOLDERS' EQUITY
 ------------------------------------
 CURRENT LIABILITIES
     Trade and subcontractors payables                                             $10,755,134                   $11,246,736
     Billings in excess of costs and earnings                                        1,651,975                       781,818
     Accrued expenses                                                                3,171,269                     3,991,790

     Current maturities of long-term debt                                            1,466,638                     1,485,657
                                                                                 -------------                   -----------
         Total current liabilities                                                  17,045,016                    17,506,001
                                                                                 -------------                   -----------
 DEFERRED INCOME TAXES                                                               1,713,014                     1,713,014

 OTHER LIABILITIES                                                                   4,411,983                       539,263
 MORTGAGE NOTES AND BONDS PAYABLE, less current maturities                          38,615,532                    39,102,270

 OTHER LONG-TERM DEBT, less current maturities                                      12,758,275                    12,100,266
                                                                                 -------------                   -----------
         Total liabilities                                                          74,543,820                    70,960,814
                                                                                 -------------                   -----------
 SHAREHOLDERS' EQUITY

     Common stock, $1 par value; authorized 5,000,000 shares;
       3,010,039 issued and 2,970,856 outstanding in 1997 and 1996                   3,010,039                     3,010,039
     Additional paid-in capital                                                      2,012,190                     2,012,190
     Retained earnings                                                              15,340,028                    15,289,448
                                                                                 -------------                   -----------
       Total paid-in capital and retained earnings                                  20,362,257                    20,311,677

          Less cost of treasury stock                                                  159,301                       159,301
                                                                                 -------------                   -----------
       Total shareholders' equity                                                   20,202,956                    20,152,376
                                                                                 -------------                   -----------
                                                                                   $94,746,776                   $91,113,190
                                                                                 =============                   ===========

See accompanying notes to consolidated financial statements.
                         ABRAMS INDUSTRIES, INC.
                   CONSOLIDATED STATEMENTS OF EARNINGS
                               (UNAUDITED)

                                                             SECOND QUARTER ENDED                 SIX MONTHS ENDED
                                                                  OCTOBER 31,                        OCTOBER 31,
                                                            ---------------------------       ----------------------------
                                                               1996             1995              1996             1995
                                                               ----             ----              ----             ----
REVENUES
    Construction                                           $24,639,225      $28,529,987       $46,186,104      $55,395,518
    Manufacturing                                            3,065,328        3,841,411         6,626,640        8,867,425
    Real estate                                              2,713,933        2,742,252         5,904,718        5,496,468
                                                           -----------      -----------       -----------       ----------
                                                            30,418,486       35,113,650        58,717,462       69,759,411
        Less: Intersegment eliminations                       (15,187)         (73,827)         (344,780)         (73,827)
                                                           -----------      -----------       -----------       ----------
                                                            30,403,299       35,039,823        58,372,682       69,685,584
    Interest                                                   104,860          114,661           219,627          249,885
    Other                                                      (3,439)           13,974            31,981           24,713
                                                           -----------      -----------       -----------       ----------
                                                            30,504,720       35,168,458        58,624,290       69,960,182
                                                           -----------      -----------       -----------       ----------
COSTS AND EXPENSES
    Applicable to REVENUES--
      Construction                                          23,289,167       27,222,520        43,650,425       53,018,850
      Manufacturing                                          2,070,192        3,052,715         4,497,368        6,882,124
      Real estate, exclusive of interest                     1,578,032        1,603,817         3,460,933        3,055,697
                                                           -----------      -----------       -----------       ----------
                                                            26,937,391       31,879,052        51,608,726       62,956,671
        Less: Intersegment eliminations                       (13,995)         (73,164)         (339,145)         (73,164)
                                                           -----------      -----------       -----------       ----------
                                                            26,923,396       31,805,888        51,269,581       62,883,507
                                                           -----------      -----------       -----------       ----------
    Selling, shipping, general and administrative
      Construction                                             595,487          619,680         1,189,139        1,161,075
      Manufacturing                                            864,345          903,159         1,747,847        1,901,753
      Real estate                                              357,290          356,339           761,729          761,799
      Parent                                                   531,822          560,850         1,077,321        1,092,158
                                                           -----------      -----------       -----------       ----------
                                                             2,348,944        2,440,028         4,776,036        4,916,785
                                                           -----------      -----------       -----------       ----------

    Interest costs incurred, less interest capitalized       1,178,119        1,205,122         2,352,985        2,422,316
                                                           -----------      -----------       -----------       ----------
                                                            30,450,459       35,451,038        58,398,602       70,222,608
                                                           -----------      -----------       -----------       ----------

EARNINGS (LOSS) BEFORE INCOME TAXES                             54,261        (282,580)           225,688        (262,426)

INCOME TAX EXPENSE (BENEFIT)                                    21,000        (103,000)            86,000         (95,000)
                                                           -----------      -----------       -----------       ----------
NET EARNINGS (LOSS)                                            $33,261       $(179,580)          $139,688       $(167,426)
                                                           ===========      ===========       ===========       ==========

NET EARNINGS (LOSS) PER SHARE                             $       0.01      $      (.06)     $        .05       $    (.06)
                                                           ===========      ===========      ============       ==========
DIVIDENDS PER SHARE                                       $        .015     $       .03      $        .03       $     .06
                                                           ===========      ===========      ============       ==========
 WEIGHTED AVERAGE SHARES
    OUTSTANDING                                              2,970,856        2,974,030         2,970,856        2,983,470
                                                           ===========      ===========      ============       ==========

See accompanying notes to consolidated financial statements.

                         ABRAMS INDUSTRIES, INC.
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (UNAUDITED)

(CAPTION)
                                                                                    SIX MONTHS ENDED OCTOBER 31,
                                                                                 ----------------------------------
                                                                                   1996                    1995
                                                                                   ----                    ----
Cash flows from operating activities
    Net earnings (loss)                                                        $  139,688               $  (167,426)
    Adjustments to reconcile net earnings (loss) to net cash

      used in operating activities
        Depreciation and amortization                                           1,716,402                 1,652,660
        Gain on sale of real estate                                               (85,914)                      -
        Decrease (increase) in assets
            Receivables                                                          (522,572)               (8,070,985)

            Inventories                                                          (193,213)                  539,753
            Costs and earnings in excess of billings                             (416,509)                 (184,570)
            Other current assets                                                 (111,210)                  (80,274)
            Other assets                                                         (665,229)                   81,716
       Increase (decrease) in liabilities

            Accounts payable                                                     (491,602)                5,194,321
            Billings in excess of costs and earnings                              870,157                 1,388,989
            Accrued expenses                                                     (820,521)               (1,283,212)
            Other liabilities                                                     170,681                    36,759
                                                                                ---------                ----------
      Net cash used in operating activities                                      (409,842)                 (892,269)
                                                                                ---------                ----------
Cash flows from investing activities
    Proceeds from sale of real estate                                             256,000                      -
    Additions to properties, property, plant and
      equipment, net                                                             (973,455)                 (651,868)
                                                                                ---------                ----------
      Net cash used in investing activities                                      (717,455)                 (651,868)
                                                                                ---------                ----------
Cash flows from financing activities
    Debt proceeds                                                                 862,937                 4,856,000
    Debt repayments                                                              (710,685)               (5,627,767)

    Cash dividends                                                                (89,108)                 (178,972)
    Repurchases of common stock                                                      -                     (102,868)
                                                                                ---------                ----------
      Net cash provided by (used in) financing activities                          63,144                (1,053,607)
                                                                                ---------                ----------
Net decrease in cash and cash equivalents                                      (1,064,153)               (2,597,744)

Cash and cash equivalents at beginning of period                                5,452,453                 8,270,703
                                                                                ---------                ----------
Cash and cash equivalents at end of period                                     $4,388,300                $5,672,959
                                                                                =========                 =========
Supplemental schedule of cash flow information
    Interest paid, net of amounts capitalized                                  $2,457,791                $2,549,250
                                                                                =========                 =========
    Income taxes paid, net of refunds                                          $  166,002                $  208,402
                                                                                =========                 =========
Supplemental schedule of non-cash investing activities
    Accrual of construction allowance payable                                  $3,702,039                $     -
                                                                                =========                 =========

See accompanying notes to consolidated financial statements.
                         ABRAMS INDUSTRIES, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   OCTOBER 31, 1996 AND APRIL 30, 1996
                               (UNAUDITED)

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

NOTE 3.  INVENTORIES
--------------------
    The classes of inventory are as follows:

                                                        October 31, 1996             April 30, 1996
                                                        ----------------             --------------
                    Finished goods                        $  945,606                   $1,355,296
                    Work in process                          359,704                       73,029
                    Raw materials                            564,444                      248,216
                                                           ---------                    ---------
                                                          $1,869,754                   $1,676,541
                                                           =========                    =========

NOTE 4.  LAND HELD FOR SALE
---------------------------

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

NOTE 5.  RECLASSIFICATIONS
--------------------------

    Certain reclassifications have been made to the fiscal 1996 consolidated financial statements to conform with classifications adopted in fiscal 1997.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         ---------------------------------------------------------------
         RESULTS OF OPERATIONS.
         ---------------------

Changes in CONSOLIDATED BALANCE SHEETS between April 30, 1996, and
------------------------------------------------------------------
October 31, 1996.
----------------

    Billings in excess of costs and earnings increased by $870,157 and Accounts receivable increased by $522,572 because of the timing of the submission of invoices for construction work performed.
Accrued expenses decreased by $820,521 because of the payment of year-end accruals. Other liabilities increased by $3,872,720 primarily because of the accrual of a construction allowance payable to AMC Cinema for a 16 screen theatre which is owned by the Company and leased to AMC. This building was completed and occupied in May 1996. Income-producing properties increased by an almost similar amount.

Results of operations of second quarter and first six months of
---------------------------------------------------------------
fiscal 1997 compared to second quarter and first six months of
--------------------------------------------------------------
fiscal 1996.
-----------
                             REVENUES

    For the second quarter 1997, Consolidated REVENUES, including Interest income and Other income, were $30,504,720, compared to $35,168,458 for the second quarter 1996. Interest income was $104,860 for the second quarter 1997, compared to $114,661 for the second quarter 1996.

    For the first six months 1997, Consolidated REVENUES, including Interest income and Other income were $58,624,290, compared to $69,960,182 for the first six months 1996. Interest income was $219,627 for the first six months 1997, compared to $249,885 for the first six months 1996.

    The figures in Chart A are before Intersegment eliminations and do not include Interest income or Other income.

                                                                     CHART A
                                                           REVENUE SUMMARY BY SEGMENT
                                                       (In Thousands, Except Percentages)

                           Second Quarter Ended                                 Six Months Ended

                               October 31,             Amount     Percent         October 31,            Amount     Percent
                             -------------------      Increase    Increase      ------------------      Increase   Increase
                               1996        1995      (Decrease)  (Decrease)       1996      1995       (Decrease) (Decrease)
                             -----------------------------------------------------------------------------------------------
  Construction <F1>          $24,639     $28,530      $(3,891)     (14)         $46,186    $55,396    $  (9,210)     (17)
  Manufacturing <F2>           3,065       3,842         (777)     (20)           6,626      8,867       (2,241)     (25)
  Real Estate <F3>             2,714       2,742          (28)      (1)           5,905      5,496          409        7
                             -----------------------------------------------------------------------------------------------
                             $30,418     $35,114      $(4,696)     (13)         $58,717    $69,759     $(11,042)     (16)
                             ================================================================================================

                                                 NOTES TO CHART A

<F1>  REVENUES for the second quarter and first six months 1997 were lower than those of the second quarter and first six months 1996 primarily because of decreased sales to one of the Company's customers.

<F2>  REVENUES for the second quarter and first six months 1997 were lower than those of the second quarter and first six months 1996 because of the Company's continuing "re-engineering" efforts which emphasize a reduction in volume to more efficiently control the costs of production. When revenues increase, the Company feels that because of its "re-engineering" efforts, costs will continue to be controlled.

<F3>  REVENUES for the first six months 1997 were higher than those of the first six months 1996 because of a land sale. There was no land sale during the first six months 1996.

    The following table shows the backlog of contracts and orders by segment:

                                                   October 31,
                                        ---------------------------------
                                            1996                  1995
                                        -----------           -----------
          Construction                  $34,890,000           $26,433,000
          Manufacturing                  15,400,000             5,182,000
          Real Estate                    20,132,000            10,333,000
                                        -----------           -----------
               Total Backlog            $70,422,000           $41,948,000
                                        ===========           ===========

             COSTS AND EXPENSES:  Applicable to REVENUES

    As a percentage of Segment REVENUES (See Chart A) for the second quarter 1997 and 1996, the applicable COSTS AND EXPENSES (See Chart B) were 89% and 91%, respectively. As a percentage of Segment REVENUES (See Chart A) for the first six months 1997 and 1996, the applicable COSTS AND EXPENSES (See Chart B) were 88% and 90%, respectively. The figures in Chart B are prior to Intersegment eliminations.

                                                                     CHART B
                                          COSTS AND EXPENSES APPLICABLE TO REVENUES SUMMARY BY SEGMENT
                                                       (In Thousands, Except Percentages)

                                              Percent of Segment Revenues                          Percent of Segment Revenues
                        Second Quarter Ended    For Second Quarter Ended       Six Months Ended         For Six Months Ended
                             October 31,              October 31,                October 31,                 October 31,
                        ------------------------------------------------------------------------------------------------------
                         1996       1995        1996           1995           1996         1995        1996           1995
                         ----       ----        ----           ----           ----         ----        ----           ----
  Construction         $23,289    $27,222        95             95           $43,651      $53,019       95             96
  Manufacturing <F1>     2,070      3,053        68             80             4,497        6,882       68             78
  Real Estate <F2>       1,578      1,604        58             58             3,461        3,056       59             56
                       -------    -------        --             --           -------      -------       --             --
                       $26,937    $31,879        89             91           $51,609      $62,957       88             90

                                                      NOTES TO CHART B

<F1>  The decrease in the dollar amount and percentage of COSTS AND
EXPENSES: Applicable to REVENUES for the second quarter and first six months 1997 compared to the second quarter and first six months 1996 is attributable to "re-engineering" efforts which are emphasizing control of costs.

<F2>  The increase in both the dollar amount (approximately $405,000) and percentage of COSTS AND EXPENSES: Applicable to REVENUES for the first six months 1997 compared to the first six months 1996 is attributable to the following: (a) cost of land sold -- $170,000; (b) expenses associated with the transfer of a sale-leaseback property to the fee owner -- $98,000; (c) shopping center operating expenses -- $76,000; and (d) shopping center depreciation expenses -- $64,000.

          SELLING, SHIPPING, GENERAL AND ADMINISTRATIVE EXPENSES

    For the second quarter 1997 and for the second quarter 1996, Selling, shipping, general and administrative expenses were $2,348,944 and $2,440,028, respectively. As a percentage of Consolidated REVENUES, these expenses were 8% and 7%, respectively. For the first six months 1997 and for the first six months 1996, Selling, shipping, general and administrative expenses were $4,776,036 and $4,916,785, respectively. As a percentage of Consolidated REVENUES these expenses were 8% and 7%, respectively. In reviewing Chart C, the reader should recognize that the volume of revenues generally will affect the amounts and percentages.
The percentages in Chart C are based upon expenses as they relate to Segment REVENUES (Chart A) prior to Intersegment eliminations, except that Parent and Total expenses relate to Consolidated REVENUES.

                                                                     CHART C
                                        SELLING, SHIPPING, GENERAL AND ADMINISTRATIVE EXPENSES BY SEGMENT
                                                       (In Thousands, Except Percentages)

                                                 Percent of Segment Revenues                       Percent of Segment Revenues
                         Second Quarter Ended      For Second Quarter Ended   Six Months Ended        For Six Months Ended
                              October 31,                October 31,              October 31,                October 31,
                         -----------------------------------------------------------------------------------------------------
                           1996       1995          1996           1995        1996        1995         1996           1995
                        ------------------------------------------------------------------------------------------------------
  Construction          $   596    $   620            2              2       $1,189       $1,161          3              2
  Manufacturing <F1>        864        903           28             24        1,748        1,902         26             21
  Real Estate               357        356           13             13          762          762         13             14
  Parent                    532        561            2              2        1,077        1,092          2              2
                        ------------------------------------------------------------------------------------------------------
                        $ 2,349    $ 2,440            8              7       $4,776       $4,917          8              7
                        ======================================================================================================
                                                 NOTES TO CHART C

<F1>  On a dollar basis, Selling, shipping, general and administrative expenses were lower for the first six months 1997 compared to the first six months 1996 because of decreased personnel costs -- $136,000 and decreased interest expense -- $46,000.

Interest rate swap agreement.
-----------------------------

    The Company entered into an interest rate swap agreement with SunTrust Bank, Atlanta, effective January 4, 1994, which terminates July 1, 1997. The notional amount reduces monthly from approximately $9.6 million at October 31, 1996, to $9.5 million prior to expiration of the agreement. The agreement effectively caps and sets a floor interest rate of 8% and 6%, respectively, on a construction loan which had an outstanding balance of $10,602,398 at October 31, 1996, and carries a floating interest rate of prime plus 3/8%. The Company expects the counterparty to the agreement to abide by the terms of the agreement. A determination is made each reporting period whether amounts are receivable from or payable to the counterparty under the agreement and such accrual is made in the Company's financial statements.

Liquidity and capital resources.
--------------------------------

    Between April 30, 1996, and October 31, 1996, working capital increased by $640,336. Operating activities used cash of $409,842. Investing activities used cash of $717,455 primarily for the completion of the AMC Cinema and shops at the Merchants Crossing Shopping Center in
N. Ft. Myers, Florida. Financing activities provided cash of $63,144 from debt proceeds that were used to fund the Company's real estate development activities. At October 31, 1996, the Company and its subsidiaries had available unsecured committed lines of credit totaling $8,000,000, against which none was outstanding.

                       PART II.  OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

    At the Annual Meeting (held on August 21, 1996), the shareholders voted upon and approved the Board's nominees for directors. The voting was as follows:

            DIRECTORS                                  VOTES FOR                            VOTES WITHHELD
    Bernard W. Abrams                                   2,724,503                                66,065
    Edward M. Abrams                                    2,724,503                                66,065
    Alan R. Abrams                                      2,724,503                                66,065
    J. Andrew Abrams                                    2,724,503                                66,065
    Paula Lawton Bevington                              2,724,503                                66,065
    Richard H. Danielson                                2,724,503                                66,065
    Donald W. MacLeod                                   2,710,963                                79,605
    Anthony Montag                                      2,710,943                                79,605
    Joseph H. Rubin                                     2,724,503                                66,065
    Felker W. Ward, Jr.                                 2,724,503                                66,065

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
------------------------------------------
(a)  Exhibit 27 - Financial Data Schedule (for SEC use only)

(b) The Registrant has not filed any reports on form 8-K during the quarter ended October 31, 1996.

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


                                            ABRAMS INDUSTRIES, INC.
                                            -----------------------
                                                 (Registrant)



Date: November 20, 1996                      /s/ Edward M. Abrams
                                             Edward M. Abrams
                                             Chairman of The Board and
                                                Chief Executive Officer


                                             /s/ Joseph H. Rubin
Date: November 20, 1996                      Joseph H. Rubin
                                             President, Chief Operating
                                             Officer, Chief Financial Officer
                                             and Chief Accounting Officer