Form 10-Q
period 1997-01-31
ABRAMS INDUSTRIES INC
filed 1997-03-05
CIK 1923

SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.  20549

                              FORM 10-Q
                          QUARTERLY REPORT

                 Pursuant to Section 13 or 15(d) of
                 the Securities Exchange Act of 1934

For the Quarter Ended                          Commission File No.
  January 31, 1997                                   0-10146
---------------------                          --------------------


                       ABRAMS INDUSTRIES, INC.
       ------------------------------------------------------
       (Exact name of Registrant as specified in its charter)


            Georgia                                58-0522129
--------------------------------        ------------------------------------
(State or other jurisdiction of         (I.R.S. Employer Identification No.)
incorporation or organization)


   5775-A Glenridge Drive, N.E., Suite 202, Atlanta, Georgia 30328
------------------------------------------------------------------
 (Address of principal executive offices)               (Zip Code)

                           (404) 256-9785
        ----------------------------------------------------
        (Registrant's telephone number, including area code)

                                 N/A
    --------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report)


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

The number of shares of $1.00 par value Common Stock of the Registrant outstanding as of February 15, 1997 was 2,970,856.

                          PART 1.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
-----------------------------

                                                             ABRAMS INDUSTRIES, INC.
                                                           CONSOLIDATED BALANCE SHEETS
                                                                   (UNAUDITED)
                                                                                January 31, 1997              April 30, 1996
                                                                                ----------------              --------------
ASSETS
------
CURRENT ASSETS

    Cash and cash equivalents                                                    $  8,519,874                   $  5,452,453
    Receivables (note 2)                                                           16,556,633                     16,132,372
        Less: Allowance for doubtful accounts                                         (55,540)                       (57,541)
    Inventories, net (note 3)                                                       1,887,857                      1,676,541
    Costs and earnings in excess of billings                                        2,624,628                      2,858,389
    Deferred income taxes                                                             999,100                        999,100
    Property under contract for sale (note 4)                                       3,058,534                           -
    Other                                                                             907,913                        862,384
                                                                                 ------------                   ------------
        Total current assets                                                       34,498,999                     27,923,698
                                                                                 ------------                   ------------
INCOME-PRODUCING PROPERTIES, net                                                   50,538,380                     50,661,940

PROPERTY, PLANT AND EQUIPMENT, net                                                  3,597,989                      3,831,902

LAND HELD FOR SALE (note 5)                                                         4,527,495                      4,980,903

OTHER ASSETS

    Notes receivable                                                                  548,146                        624,017

    Cash surrender value of life insurance on officers, net                           966,482                        947,134
    Deferred loan costs, net                                                          780,913                        914,153
    Other                                                                           1,850,685                      1,229,443
                                                                                 ------------                   ------------
                                                                                 $ 97,309,089                   $ 91,113,190
                                                                                 ============                   ============
LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES
    Trade and subcontractors payables                                            $ 11,267,433                   $ 11,246,736
    Billings in excess of costs and earnings                                        1,853,954                        781,818
    Accrued expenses                                                                3,990,785                      3,991,790
    Deferred income                                                                 1,308,000                          -
    Current maturities of long-term debt (note 4)                                  11,051,910                      1,485,657
                                                                                 ------------                   ------------
        Total current liabilities                                                  29,472,082                     17,506,001
                                                                                 ------------                   ------------
DEFERRED INCOME TAXES                                                               1,713,014                      1,713,014

OTHER LIABILITIES                                                                   4,476,083                        539,263

MORTGAGE NOTES AND BONDS PAYABLE, less current maturities                          30,529,624                     39,102,270

OTHER LONG-TERM DEBT, less current maturities                                      10,843,342                     12,100,266
                                                                                 ------------                   ------------
        Total liabilities                                                          77,034,145                     70,960,814
                                                                                 ------------                   ------------
SHAREHOLDERS' EQUITY

    Common stock, $1 par value; authorized 5,000,000 shares;
      3,010,039 issued and 2,970,856 outstanding in 1997 and 1996                   3,010,039                      3,010,039
    Additional paid-in capital                                                      2,012,190                      2,012,190
    Retained earnings                                                              15,412,016                     15,289,448
                                                                                 ------------                   ------------
                                                                                   20,434,245                     20,311,677
         Less cost of treasury stock                                                 (159,301)                      (159,301)
                                                                                 ------------                   ------------
      Total shareholders' equity                                                   20,274,944                     20,152,376
                                                                                 ------------                   ------------
                                                                                 $ 97,309,089                   $ 91,113,190
                                                                                 ============                   ============

See accompanying notes to consolidated financial statements.

                                                             ABRAMS INDUSTRIES, INC.
                                                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                                                   (UNAUDITED)

                                                              THIRD QUARTER ENDED                  NINE MONTHS ENDED
                                                                  JANUARY 31,                         JANUARY 31,
                                                          ----------------------------       -----------------------------
                                                             1997              1996              1997              1996
                                                          -----------      -----------       -----------       -----------
REVENUES
    Construction                                          $26,228,828      $27,126,825       $72,414,932      $ 82,522,343
    Manufacturing                                           3,713,042        3,137,383        10,339,682        12,004,808
    Real estate                                             3,719,741        2,938,252         9,624,459         8,434,720
                                                          -----------      -----------       -----------       -----------
                                                           33,661,611       33,202,460        92,379,073       102,961,871
        Less: Intersegment eliminations                          (268)        (438,524)         (345,048)         (512,351)
                                                          -----------      -----------       -----------       -----------
                                                           33,661,343       32,763,936        92,034,025       102,449,520
    Interest                                                  105,739          119,218           325,366           369,103
    Other                                                      12,556           22,300            44,537            47,013
                                                          -----------      -----------       -----------       -----------
                                                           33,779,638       32,905,454        92,403,928       102,865,636
COSTS AND EXPENSES
    Applicable to REVENUES--
      Construction                                         24,440,844       25,706,882        68,091,269        78,725,732
      Manufacturing                                         2,569,158        2,635,554         7,066,526         9,517,678
      Real estate, exclusive of interest                    2,177,723        1,676,473         5,638,656         4,695,702
                                                          -----------      -----------       -----------       -----------
                                                           29,187,725       30,018,909        80,796,451        92,939,112
        Less: Intersegment eliminations                        (3,453)        (434,236)         (342,598)         (507,400)
                                                          -----------      -----------       -----------       -----------
                                                           29,184,272       29,584,673        80,453,853        92,431,712
                                                          -----------      -----------       -----------       -----------
    Selling, shipping, general and administrative
      Construction                                          1,014,017          816,933         2,203,156         1,978,008
      Manufacturing                                         1,011,280          805,777         2,759,127         2,707,530
      Real estate                                             566,079          450,907         1,327,808         1,249,174
      Parent                                                  594,170          606,569         1,671,491         1,698,727
                                                          -----------      -----------       -----------       -----------
                                                            3,185,546        2,680,186         7,961,582         7,633,439
                                                          -----------      -----------       -----------       -----------
    Interest costs incurred, less interest capitalized      1,198,416        1,166,643         3,551,401         3,588,959
                                                          -----------      -----------       -----------       -----------
                                                           33,568,234       33,431,502        91,966,836       103,654,110
                                                          -----------      -----------       -----------       -----------

EARNINGS (LOSS) BEFORE INCOME TAXES                           211,404         (526,048)          437,092          (788,474)

INCOME TAX EXPENSE (BENEFIT)                                   80,000         (192,000)          166,000          (287,000)
                                                          -----------      -----------       -----------       -----------

NET EARNINGS (LOSS)                                       $   131,404      $  (334,048)      $   271,092      $   (501,474)
                                                          ===========      ===========       ===========      =============

NET EARNINGS (LOSS) PER SHARE                             $       .04      $      (.11)      $       .09      $       (.17)
                                                          ===========      ===========       ===========      =============

DIVIDENDS PER SHARE                                       $       .02      $       .03       $       .05      $        .09
                                                          ===========      ===========       ===========      =============

WEIGHTED AVERAGE SHARES
    OUTSTANDING                                             2,970,856        2,970,856         2,970,856         2,979,265
                                                          ===========      ===========       ===========      =============

See accompanying notes to consolidated financial statements.

                                    ABRAMS INDUSTRIES, INC.
                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                                          (UNAUDITED)

                                                                                 NINE MONTHS ENDED JANUARY 31,
                                                                                 -----------------------------
                                                                                  1997                      1996
                                                                              ----------                -----------
Cash flows from operating activities
    Net earnings (loss)                                                       $  271,092                $  (501,474)
    Adjustments to reconcile net earnings (loss) to net cash
      provided by (used in) operating activities
        Depreciation and amortization                                          2,521,214                  2,450,707
        Gain on sale of real estate                                              (76,865)                   -
        Decrease (increase) in assets
            Receivables                                                         (426,262)                (4,410,152)
            Inventories                                                         (211,316)                   668,685
            Costs and earnings in excess of billings                             233,761                 (4,416,024)
            Other current assets                                                 (45,529)                  (527,445)
            Other assets                                                        (691,937)                   164,608
       Increase (decrease) in liabilities
            Accounts payable                                                      20,697                  4,851,078
            Billings in excess of costs and earnings                           1,072,136                  1,486,499
            Accrued expenses                                                      (1,005)                  (580,138)
            Deferred income                                                    1,308,000                       -
            Other liabilities                                                    234,781                     53,261
                                                                              ----------                -----------
      Net cash provided by (used in) operating activities                      4,208,767                   (760,395)
                                                                              ----------                -----------

Cash flows from investing activities
    Proceeds from sale of real estate                                            766,000                       -

    Additions to properties, property, plant and
      equipment, net                                                          (1,490,255)                (1,804,010)
                                                                              ----------                -----------

      Net cash used in investing activities                                     (724,255)                (1,804,010)
                                                                              ----------                -----------
Cash flows from financing activities
    Debt proceeds                                                                862,937                  6,597,951
    Debt repayments                                                           (1,126,254)                (7,222,209)
    Additions to deferred loan costs                                              (5,250)                    (2,028)

    Cash dividends                                                              (148,524)                  (268,036)
    Repurchases of common stock                                                    -                       (102,868)
                                                                              ----------                -----------
      Net cash used in financing activities                                     (417,091)                  (997,190)
                                                                              ----------                -----------
Net increase (decrease) in cash and cash equivalents                           3,067,421                 (3,561,595)
Cash and cash equivalents at beginning of period                               5,452,453                  8,270,703
                                                                              ----------                -----------
Cash and cash equivalents at end of period                                    $8,519,874                $ 4,709,108
                                                                              ==========                ===========
Supplemental schedule of cash flow information

    Interest paid, net of amounts capitalized                                 $3,666,894                $ 3,768,619
                                                                              ==========                ===========
    Income taxes paid, net of refunds                                         $  478,454                $   223,050
                                                                              ==========                ===========
Supplemental schedule of non-cash investing activities
    Accrual of construction allowance payable                                 $3,702,039                $      -
                                                                              ==========                ===========

See accompanying notes to consolidated financial statements.

                                     ABRAMS INDUSTRIES, INC.
                              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JANUARY 31, 1997 AND APRIL 30, 1996
                                                (UNAUDITED)
NOTE 1.  UNAUDITED STATEMENTS
-----------------------------

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

NOTE 3.  INVENTORIES
--------------------
    The classes of inventory are as follows:

[CAPTION]

                                                                  January 31, 1997            April 30, 1996
                                                                  ----------------            --------------

                              Finished goods                        $1,096,369                   $1,355,296

                              Work in process                           46,080                       73,029

                              Raw materials                            745,408                      248,216
                                                                    ----------                   ----------
                                                                    $1,887,857                   $1,676,541
                                                                    ==========                   ==========

NOTE 4. PROPERTY UNDER CONTRACT FOR SALE
----------------------------------------

    The Company has contracted to sell three Company-owned Kmarts in Shawnee, Oklahoma; Warner Robins, Georgia and Niles, Michigan. The contract amount for the Shawnee, Oklahoma store is $225,000 plus assumption by purchaser of the mortgage which had a balance of $2,783,875 at January 31, 1997. The contract amount for the Warner Robins, Georgia store is $225,000 plus assumption by purchaser of the mortgage which had a balance of $2,534,359 at January 31, 1997. The contract amount for the Niles, Michigan store and an adjacent 2.9 acre parcel of land is $275,000 plus assumption by purchaser of the mortgage which had a balance of $2,456,150 at January 31, 1997. The contracts are required to close on or before July 31, 1997. As of November 1996, the Company stopped depreciating these properties. The mortgage balances are included in Current maturities of long-term debt.

NOTE 5.  LAND HELD FOR SALE
---------------------------

    Land held for sale is carried at the lower of cost or fair value less cost to sell. Land held for sale includes all direct costs of land and land development, including interest, and other carrying costs incurred during the development period, less amounts charged to cost of sales. Land and land development costs are allocated to individual lots sold based on relative sales values or other value methods as appropriate under the circumstances.

NOTE 6.  RECLASSIFICATIONS
--------------------------

    Certain reclassifications have been made to the fiscal 1996 consolidated financial statements to conform with classifications adopted in fiscal 1997.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
------------------------------------------------------------------------
RESULTS OF OPERATIONS.
----------------------

Changes in CONSOLIDATED BALANCE SHEETS between April 30, 1996, and
------------------------------------------------------------------
January 31, 1997.
----------------

    Accounts receivable increased by $426,262 and Billings in excess of costs and earnings increased by $1,072,136 because of the timing of the submission and payment of invoices for construction work performed.
Property under contract for sale increased $3,058,534. See Note 4 to the financial statements. Deferred income of $1,308,000 is an advance payment by a customer of the Manufacturing Segment. Current maturities of long-term debt increased by $9,566,253 because of the reclassification from long-term to short-term of (1) a construction mortgage loan due December, 1997; and (2) the mortgage notes for the properties under contract to be sold. The mortgage notes related to the properties under contract to be sold will be assumed by the purchaser. Mortgage notes and bonds payable decreased by $8,572,646 and Other long-term debt decreased by $1,256,924 primarily because of these aforementioned reclassifications. Other liabilities increased by $3,936,820 primarily because of the accrual of a construction allowance payable to AMC Cinema for a 16 screen theater which is owned by the Company and leased to AMC. The construction allowance was paid on February 3, 1997, with borrowed funds.

Results of operations of third quarter and first nine months of fiscal
----------------------------------------------------------------------
1997 compared to third quarter and first nine months of fiscal 1996.
--------------------------------------------------------------------

                                 REVENUES

     Interest income for the third quarter and first nine months 1997 was lower than the third quarter and first nine months 1996 because of a decline in the yield on invested funds and the Company's increased requirements to use internally generated funds for working capital.
The figures in Chart A are before Intersegment eliminations and do not include Interest income or Other income.

                                                                     CHART A
                                                           REVENUE SUMMARY BY SEGMENT
                                                       (In Thousands, Except Percentages)

                           Third Quarter Ended                                 Nine Months Ended

                               January 31,              Amount      Percent       January 31,            Amount      Percent
                           --------------------                                 -----------------
                                                      Increase     Increase                             Increase     Increase
                              1997         1996      (Decrease)   (Decrease)     1997       1996       (Decrease)   (Decrease)
                            -------      -------     ----------   ----------   -------    -------      ----------   ----------
  Construction <F1>         $26,229      $27,127       ($898)        (3)       $72,415    $82,522      ($10,107)       (12)

  Manufacturing <F2>          3,713        3,137         576         18         10,340     12,005        (1,665)       (14)

  Real Estate <F3>            3,720        2,938         782         27          9,624      8,435         1,189         14
                            -------      -------     -------         --        -------    -------      --------        ---
                            $33,662      $33,202        $460          1        $92,379   $102,962      ($10,583)       (10)

                                                 NOTES TO CHART A


<F1>     REVENUES for the third quarter and first nine months 1997 were lower than those of the third quarter and first nine months 1996 primarily because of decreased sales to one of the Company's customers.

<F2>     REVENUES for the third quarter 1997 were higher than those of the third quarter 1996 because of sales to a new customer. REVENUES for the first nine months 1997 were lower than those of the first nine months
1996 because of the Companys "re-engineering" efforts which emphasized a reduction in volume until the costs of production were more efficiently controlled.

<F3>     REVENUES for the third quarter 1997 were higher than those of the third quarter 1996 because of increased rental income -- $271,000; and a land sale -- $510,000. REVENUES for the first nine months 1997 were higher than those of the first nine months 1996 because of increased rental income -- $504,000; and two land sales -- $766,000. These increases were offset by decreased development fees -- $80,000. There was no land sale during the third quarter and first nine months 1996.

    The following table shows the backlog of contracts and orders by segment:

                                                           January 31,
                                               ---------------------------------
                                                   1997                 1996
                                               -----------          -----------
              Construction                     $37,166,000          $33,210,000
              Manufacturing                     10,397,000            5,216,000
              Real Estate                       18,951,000           10,765,000
                                               -----------          -----------
                 Total Backlog                 $66,514,000          $49,191,000
                                               ===========          ===========

                          COSTS AND EXPENSES:  Applicable to REVENUES

As a percentage of Segment REVENUES (See Chart A) for the third quarter and first nine months 1997 and 1996, the applicable COSTS AND EXPENSES (See Chart B) were 87% and 90%, respectively. The figures in Chart B are prior to Intersegment eliminations.

                                                           CHART B
                                COSTS AND EXPENSES APPLICABLE TO REVENUES SUMMARY BY SEGMENT
                                             (In Thousands, Except Percentages)

                                              Percent of Segment Revenues                        Percent of Segment Revenues
                        Third Quarter Ended     For Third Quarter Ended     Nine Months Ended      For Nine Months Ended
                            January 31,              January 31,                January 31,              January 31,
                        ----------------------------------------------------------------------------------------------------
                          1997        1996       1997           1996         1997      1996          1997           1996
                        ----------------------------------------------------------------------------------------------------
Construction <F1>       $24,441     $25,707       93             95        $68,091   $78,726          94             95

Manufacturing <F2>        2,569       2,636       69             84          7,066     9,517          68             79

Real Estate  <F3>         2,178       1,676       59             57          5,639     4,696          59             56
                        -------     -------       --             --        -------   -------          --             --
                        $29,188     $30,019       87             90        $80,796   $92,939          87             90

                                                 NOTES TO CHART B

<F1>     The decrease in the percentage of COSTS AND EXPENSES Applicable to
REVENUES for the third quarter and first nine months 1997 compared to the third quarter and first nine months 1996 is attributable to the elimination of some low gross profit margin customers.

<F2>     The decrease in the dollar amount and percentage of COSTS AND EXPENSES
Applicable to REVENUES for the third quarter and first nine months 1997 compared to the third quarter and first nine months 1996 is attributable to "re-engineering" efforts which are emphasizing control of costs.

<F3>     The increase in both the dollar amount and percentage of COSTS AND
EXPENSES Applicable to REVENUES for the third quarter 1997 compared to the third quarter 1996 is attributable to a land sale. The increase in both the dollar amount (approximately $943,000) and percentage of COSTS
AND EXPENSES Applicable to REVENUES for the first nine months 1997 compared to the first nine months 1996 is attributable to the cost of land sold -- $689,000 and shopping center operating expenses -- $215,000.

          SELLING, SHIPPING, GENERAL AND ADMINISTRATIVE EXPENSES

     For the third quarter 1997 and for the third quarter 1996, Selling, shipping, general and administrative expenses were $3,185,546 and $2,680,186, respectively. As a percentage of Consolidated REVENUES, these expenses were 9% and 8%, respectively. For the first nine months 1997 and for the first nine months 1996, Selling, shipping, general and administrative expenses were $7,961,582 and $7,633,439, respectively. As a percentage of Consolidated REVENUES these expenses were 9% and 7%, respectively. In reviewing Chart C, the reader should recognize that the volume of revenues generally will affect the amounts and percentages.
The percentages in Chart C are based upon expenses as they relate to Segment REVENUES (Chart A) prior to Intersegment eliminations, except that Parent and Total expenses relate to Consolidated REVENUES.

                                         CHART C
                 SELLING, SHIPPING, GENERAL AND ADMINISTRATIVE EXPENSES BY SEGMENT
                               (In Thousands, Except Percentages)

                                            Percent of Segment Revenues                         Percent of Segment Revenues
                     Third Quarter Ended      For Third Quarter Ended      Nine Months Ended       For Nine Months Ended
                         January 31,                January 31,               January 31,               January 31,
                     ------------------------------------------------------------------------------------------------------
                       1997        1996         1997           1996        1997        1996         1997           1996
                     ------------------------------------------------------------------------------------------------------

  Construction <F1>    $1,014     $  817          4              3        $2,203     $1,978          3               2

  Manufacturing <F2>    1,012        806          27             26        2,759      2,707         27              23

  Real Estate <F3>        566        451          15             15        1,328      1,249         14              15

  Parent                  594        606           2              2        1,672      1,699          2               2
                       -----------------------------------------------------------------------------------------------
                       $3,186     $2,680           9              8       $7,962     $7,633          9               7

                                                 NOTES TO CHART C
                                                 ----------------

<F1>     On a dollar basis, Selling, shipping, general and administrative expenses were higher for the third quarter and first nine months 1997 compared to the third quarter and first nine months 1996 because of increased incentive compensation expenses -- $173,000 and personnel costs -- $129,000. These increases were somewhat offset by decreased insurance costs -- $106,000.

<F2>    On a dollar and percentage basis, Selling, shipping, general and administrative expenses were higher for the third quarter 1997 compared to the third quarter 1996 because of increased: (a) accounts receivable reserve -- $117,000; (b) trade show costs -- $59,000; and (c) incentive compensation expenses -- $52,000.

<F3>     On a dollar basis, Selling, shipping, general and administrative expenses were higher for the third quarter 1997 compared to the third quarter 1996 because of increased: (a) personnel costs -- $32,000; (b) charitable contributions -- $25,000; and (c) incentive compensation expenses -- $22,000. On a dollar basis, Selling, shipping, general and administrative expenses were higher for the nine months 1997 compared to the nine months 1996 because of increased consulting fee expenses -- $41,000 and incentive compensation expenses -- $29,000.

Interest rate swap agreement.
-----------------------------

    The Company entered into an interest rate swap agreement with SunTrust Bank, Atlanta, effective January 4, 1994, which terminates July 1, 1997. The notional amount reduces monthly from approximately $9.6 million at January 31,1997, to $9.5 million prior to expiration of the agreement. The agreement effectively caps and sets a floor interest rate of 8% and 6%, respectively, on a construction loan which had an outstanding balance of $10,542,504 at January 31, 1997, and carries a floating interest rate of prime plus 3/8%. The Company expects the counterparty to the agreement to abide by the terms of the agreement. A determination is made each reporting period whether amounts are receivable from or payable to the counterparty under the agreement and such accrual is made in the Company's financial statements.

Liquidity and capital resources.
--------------------------------

     Between April 30, 1996, and January 31, 1997, working capital decreased by $5,390,780, because of the reclassification from long-term to short-term of (1) a construction mortgage loan which becomes due in December
1997; and (2) the mortgage notes for the properties that are currently under contract to be sold. These mortgage notes will be assumed by the purchaser. Operating activities provided cash of $4,208,767. Investing activities used cash of $724,255 primarily for the completion of the new shops at the Merchants Crossing Shopping Center in N. Ft. Myers, Florida and the renovation and expansion of the Merchants Crossing Shopping
Center in Jackson, Michigan. Financing activities used cash of $417,091 primarily to repay loans on the Company's mortgaged real estate. At
January 31, 1997, the Company and its subsidiaries had available unsecured committed lines of credit totaling $9,000,000, against which none was outstanding.

                       PART II.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibit 27 - Financial Data Schedule (for SEC use only)

(b) The Registrant has not filed any reports on form 8-K during the quarter ended January 31, 1997.

                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              ABRAMS INDUSTRIES, INC.
                                              -----------------------
                                                    (Registrant)



Date:  March 5, 1997                        /s/ Joseph H. Rubin
       -------------                        ------------------------
                                            Joseph H. Rubin
                                            President