Form 10-K405
period 1997-04-30
ABRAMS INDUSTRIES INC
filed 1997-07-17
CIK 1923

SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

                         FORM 10-K
                       ANNUAL REPORT

              Pursuant to Section 13 or 15(d) of
              the Securities Exchange Act of 1934

            For the fiscal year ended April 30, 1997

                  Commission file number 0-10146

                      ABRAMS INDUSTRIES, INC.
    (Exact name of registrant as specified in its charter)

        Georgia                                   58-0522129
--------------------------------             -------------------
(State or other jurisdiction of              (I.R.S. Employer
incorporation or organization)               Identification No.)

5775-A Glenridge Drive, N.E., Suite 202, Atlanta, GA           30328
----------------------------------------------------         ----------
(Address of principal executive offices)                     (Zip Code)

 Registrant's telephone number, including area code:  (404) 256-9785

  SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                        Name of each exchange on
       Title of each class:                                 which registered:
            NONE                                                  NONE

        SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                 Common Stock, $1.00 Par Value Per Share
                 ---------------------------------------
                           (Title of Class)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

        YES  /x/       NO  / /

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /x/

        THE AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NONAFFILIATES OF THE REGISTRANT AS OF JUNE 24, 1997, WAS $11,460.563. SEE PART III. THE NUMBER OF SHARES OF COMMON STOCK OF THE REGISTRANT OUTSTANDING AS OF JUNE 24, 1997, WAS 2,942,356.

                          DOCUMENTS INCORPORATED BY REFERENCE

        The information called for by Part III (Items 10, 11, and 12) is incorporated herein by reference to the registrant's definitive proxy statement for the 1997 Annual Meeting of Shareholders which is to be filed pursuant to Regulation 14A.

                                      PART I

                                 ITEM 1.  BUSINESS.

        Abrams Industries, Inc. engages in (i) construction of retail and commercial projects; (ii) manufacturing store fixtures, bank fixtures and display units for retail outlets; and (iii) asset management of income-producing properties, including acquisition, development, investment, management and sale.

        The Company was organized under Delaware law in 1960 to succeed to the business of A. R. Abrams, Inc., which was founded in 1925 by Alfred R. Abrams as a sole proprietorship. In 1984, the Company changed its state of incorporation from Delaware to Georgia. As used herein, the term "Company" refers to Abrams Industries, Inc. and its subsidiaries and predecessors, unless the context indicates otherwise.

        Financial information by industry segment is set forth in Note 11 to the Consolidated Financial Statements of the Company.

                             CONSTRUCTION SEGMENT

        The Company, through its wholly-owned subsidiary, Abrams Construction, Inc., has engaged in the construction business since 1925. Although the Company does work throughout much of the United States, it concentrates its activities principally in the South. Construction activities consist primarily of new construction, expansion and remodeling of retail store buildings, warehouses, banks and shopping centers.

        Construction contracts are obtained by competitive bid and by negotiation. Generally, purchasing of materials and services for the Company's construction operations is done on a project-by-project basis.

                              MANUFACTURING SEGMENT

        The Company, through its wholly-owned subsidiary, Abrams Fixture Corporation, has engaged in manufacturing and selling store fixtures since 1946, and has been designing and producing point-of-purchase and other displays since 1975. The Company engineers and fabricates displays, check-out counters, cabinets, tables and other store fixtures of wood, metal and plastic laminate for sale primarily to several of the larger national retail store chains. Substantially all the store fixtures are fabricated to meet the customer's requirements for type, size, shape and color and are generally produced against specific orders. The Company also produces custom-designed point-of-purchase display units which are sold to carpet and wallcovering manufacturers, distributors and retailers.

        In 1997, the Company began manufacturing and installing custom designed bank fixtures, including structural wall and ceiling components for branch banks in supermarkets throughout the United States.

        The Company maintains raw material inventories of items such as lumber, plywood, metals, particle board, laminates and hardware. In the opinion of management, the raw materials and supplies utilized by this Segment of the Company are available from numerous sources.

                                  REAL ESTATE SEGMENT

        The Company, through its wholly-owned subsidiary, Abrams Properties, Inc., has engaged in real estate development and asset management activities since 1960. These activities have involved primarily the development and management of shopping centers in the Southeast and Midwest. Selection of target markets; evaluation and acquisition of sites; marketing to prospective tenants; negotiation of tenant leases; securing construction and permanent financing; contracting for design and construction; management of construction; expansion, renovation and re-tenanting of properties; maintenance of buildings and grounds of owned and leased properties and marketing and sale of properties to investors are all part of the Company's asset management and development activities. The Company will also invest in existing income-producing properties, including office and retail, as the opportunity for diversification of the Company's assets arises.

        The Company developed and currently owns and manages nine shopping centers, seven of which are held as long-term investments. See "ITEM 2. PROPERTIES - Owned Shopping Centers". The Company is also lessee and manager of nine Company-developed shopping centers which were sold and leased back by the Company. See "ITEM 2. PROPERTIES - Leaseback Shopping Centers". Kmart Corporation is an anchor tenant in most of the Company's shopping centers.

                             EMPLOYEES AND EMPLOYEE RELATIONS

        At April 30, 1997, the Company employed 143 salaried employees and 124 hourly employees. The hourly employees at Abrams Fixture Corporation are represented by one union. In June 1996, the Company and the union signed a three year agreement concerning wages and benefits. The Company has no other union agreements. On its construction jobs, the Company utilizes local labor whenever practicable, paying the prevailing wage scale. The Company believes that its relations with its employees are good.

                               SEASONAL NATURE OF BUSINESS

        The Company's business has historically been moderately seasonal, with the highest revenues generally occurring in the second and fourth quarters of the Company's fiscal year. This seasonal nature resulted primarily from the businesses of the Construction Segment and the Manufacturing Segment which, in addition to weather factors, are affected by customers' desires generally to build or remodel retail outlets so that work will be completed by the spring or fall. More recently, these factors have been less significant and seasonality has been less apparent. The business of the Real Estate Segment is generally not seasonal.

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

                                  PRINCIPAL CUSTOMERS

        During fiscal 1997, the Company derived approximately 51% ($69,483,000) of its consolidated revenues from direct transactions with The Home Depot, Inc. These revenues resulted principally from construction activities and sales of manufactured store fixtures. See Note 11 to the Consolidated Financial Statements of the Company. No other single customer accounted for 10% or more of the Company's consolidated revenues during the year.

                                       BACKLOG

        The following table indicates the backlog of contracts, orders and expected rentals for the next twelve months by industry segment:

                                                    April 30,                 April 30,
                                                      1997                      1996
       ---------------------------------------------------------------------------------
       Construction                               $40,862,000                $18,772,000
       Manufacturing                                8,632,000                  6,445,000
       Real Estate                                 11,677,000                 10,901,000
       ---------------------------------------------------------------------------------
            Total Backlog                         $61,171,000                $36,118,000
       ---------------------------------------------------------------------------------

        The Company estimates that most of the backlog at April 30, 1997 will be completed prior to April 30, 1998. No assurance can be given as to future backlog levels or whether the Company will realize earnings from the revenues resulting from the backlog at April 30, 1997.

                                        REGULATION

        The Company is subject to the authority of various state and local regulatory agencies concerned with the licensing of contractors, but it has experienced no material difficulty in complying with such requirements. The Company is also subject to local zoning regulations and building codes in performing its construction and real estate activities. Management believes that it is in substantial compliance with all such governmental regulations. Management believes that compliance with federal, state and local provisions which have been enacted or adopted for regulating the discharge of materials into the environment does not have a material effect upon the capital expenditures, earnings and competitive position of the Company.
                          EXECUTIVE OFFICERS OF THE REGISTRANT

        The Executive Officers of the Company are as follows:

Name and Age                                          Position(s) with the Company                              Officer Since
------------                                          ----------------------------                              -------------
Edward M. Abrams (70)                               Chairman of the Board of Directors and                             1953
                                                          Chief Executive Officer since August 1995.
                                                          Prior to that he served as President and
                                                          Treasurer of the Company.

Joseph H. Rubin (54)                                Director, President and Chief Operating Officer                    1979
                                                          since August 1995. Prior to that he served
                                                          as Executive Vice President,  Secretary and
                                                          Chief Financial Officer of the Company.

Bernard W. Abrams (72)                              Director and Chairman of the Executive Committee since             1952
                                                          August 1995. Prior to that he served as Chairman
                                                          of the Board of Directors and Chief Executive Officer.

Alan R. Abrams (42)                                 Director, President of Abrams Properties, Inc.                     1988
                                                          since July 1994. Prior to that he served as
                                                          Vice President of Abrams Properties, Inc.

B. Michael Merritt (47)                             President, Abrams Construction, Inc. since                         1986
                                                          May 1995. Prior to that he served as Executive
                                                          Vice President of Abrams Construction, Inc.

Richard V. Priegel (44)                             President, Abrams Fixture Corporation.                             1981

Melinda S. Garrett (41)                             Chief Financial Officer since February 1997.                       1990
                                                          She has served as Treasurer of Abrams Properties,
                                                          Inc. since 1990 and has served as Vice President of
                                                          Abrams Properties, Inc. since 1993.

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

                                       ITEM 2. PROPERTIES.


        The Company leases executive offices containing approximately 18,000 square feet in the Lakeside Office Park, 5775-A Glenridge Drive, in suburban Atlanta, Georgia. These offices are also used by the Company's Real Estate Segment and Construction Segment. The Company will be relocating from these offices to another location in suburban Atlanta in August 1997.

        The primary Manufacturing Segment facility, which is currently for sale, contains approximately 255,000 square feet and is used for wood store fixture manufacturing and warehousing. There is a separate metal fabrication and warehousing facility, containing approximately 104,000 square feet. Both of these facilities, located near downtown Atlanta, are owned by the Company. During the coming fiscal year, the Company anticipates the Manufacturing Segment will be relocating its wood manufacturing and warehousing and metal fabrication facilities to a single facility in suburban Atlanta.

        The Company also owns, or has an interest in, the following properties as of April 30, 1997:

                            OWNED SHOPPING CENTERS

        The Company, through its Real Estate Segment, owns nine shopping centers which it developed. Four of the centers are leased exclusively to Kmart. Anchor lease terms for the centers not leased exclusively to Kmart are shown in the table below.

                                                                                                Lease               Options
                                                               Anchor          Square        Expiration               To
Location                                                       Tenant          Footage           Date                Renew
-------------------------------------------------------------------------------------------------------------------------------
Oakwood, GA                                                   A & P            44,664          2013          4 for 5 years each
-------------------------------------------------------------------------------------------------------------------------------
Newnan, GA                                                   Goody's           24,986          1997                 None
                                                             Kmart             82,779          2017         10 for 5 years each
                                                             Kroger            49,319          2012          6 for 5 years each
-------------------------------------------------------------------------------------------------------------------------------
Englewood, FL                                                Beall's           31,255          2006          4 for 5 years each
                                                             Kmart             86,479          2015         10 for 5 years each
                                                             Publix            48,555          2010          4 for 5 years each
                                                             Walgreens         13,500          2040 <F1>            None
-------------------------------------------------------------------------------------------------------------------------------
North Fort Myers, FL                                           AMC             54,805          2016          4 for 5 years each
                                                             Beall's           35,600          2009          9 for 5 years each
                                                             Food Lion         33,000          2013          4 for 5 years each
                                                             Jo-Ann Fabrics    16,000          2003          3 for 5 years each
                                                             Kmart            107,806          2018         10 for 5 years each
-------------------------------------------------------------------------------------------------------------------------------
Jackson, MI                                                  Big Lots          26,022          2007          2 for 5 years each
                                                             Kroger            63,024          2021          6 for 5 years each

<F1> Tenant may terminate its lease with six months notice at five year intervals beginning in 2010.

        In the shopping centers leased solely to Kmart, the leases expire from 1999 to 2016 and contain eight to ten five-year renewal options. With the exception of the Kmart lease in Columbus, Georgia, all of the anchor tenant and most of the small shop leases provide for contingent rentals if sales exceed specified amounts. Most major tenants have rights to offset those contingent rentals against certain annual operating expenses paid by them. In 1997, the Company received $120,157 in contingent rentals, net of offsets, which amounts are included in the aggregate rentals set forth below.

        Typically, tenants are responsible for their pro rata share of ad valorem taxes, insurance and common area maintenance (subject to the right of offset discussed above). With the exception of the centers in Morton, Illinois, and Columbus, Georgia, where Kmart has complete maintenance responsibility, the Company has responsibility for structural and roof maintenance of the Kmart buildings. The Company also has responsibility for the Kmart parking lots and driveways, except routine upkeep, which is the resp onsibility of the tenants.

        The following chart provides relevant information relating to the owned shopping centers:

                                                                                                                       Principal
                                                                                                                        Amount of
                                                Leasable                                      Annual                 Mortgage Debt
                                                 Square                         Rental        Cash        Mortgage    Outstanding
                                                Feet In          Year           Income:       Flow:      Payments:   As Of April 30,
Location                           Acres      Building(s)       Completed        1997        1997 <F1>   1997 <F2>        1997<F3>
-----------------------------------------------------------------------------------------------------------------------------------
1100 W. Argyle Street               10.5        110,046        1972, 1997    $   519,465   $ 226,925  $   144,643      $  2,100,000
Jackson, MI
100 Virginia Avenue                  9.7         84,686        1974, 1991        226,261    216,773       162,408           701,965
Tifton, GA
44-56 Bullsboro Drive               16.3        174,059        1974, 1987        826,476    829,632       668,016         5,590,015
Newnan, GA                                                        1989
-----------------------------------------------------------------------------------------------------------------------------------
315 Deo Drive                        7.1         68,337           1979           240,500    239,019       204,792         1,310,000
Newark, OH <F4>
-----------------------------------------------------------------------------------------------------------------------------------
1075 W. Jackson Street               7.3         92,120        1980, 1992        479,460    440,069       405,912         3,317,726
Morton, IL  <F5>
-----------------------------------------------------------------------------------------------------------------------------------
2500 Airport Thruway                 8.0         87,543        1980, 1988        441,286    400,706       392,031         2,988,181
Columbus, GA <F5>
-----------------------------------------------------------------------------------------------------------------------------------
3715 Mundy Mill Road                10.0         71,514           1988           714,536    679,160       465,646         4,501,067
Oakwood, GA
-----------------------------------------------------------------------------------------------------------------------------------
1500 Placida Road                   28.7        213,739           1990         1,585,907  1,573,921     1,352,167        12,969,345
Englewood, FL
-----------------------------------------------------------------------------------------------------------------------------------
15201 N. Cleveland                  72.3        293,801        1993, 1996    1,977,515    1,658,986      1,230,997      14,375,049
North Fort Myers, FL
-----------------------------------------------------------------------------------------------------------------------------------

<F1>Annual cash flow is defined as net operating income before the following: depreciation, amortization of loan and lease costs, interest and principal payments on mortgage notes and bonds payable.

<F2>Includes principal and interest, but excludes mortgage
    refinancings, if any, and costs associated therewith.

<F3>Exculpatory provisions limit the Company's liability to the respective mortgaged properties, except for the North Fort Myers, Florida, and Jackson, Michigan, loans which have been guaranteed by Abrams Properties, Inc. See Notes 7 and 8 to the Consolidated Financial Statements of the Company.

<F4>Property is currently under contract to be sold.

<F5>Land is leased, not owned. The Columbus, Georgia, center is owned by Abrams/Columbus Limited Partnership, in which Abrams Properties, Inc. serves as general partner and owns an 80% interest.

                        LEASEBACK SHOPPING CENTERS

        The Company, through its Real Estate Segment, is lessee of nine shopping centers which it developed, sold and leased back under leases expiring from years 2001 to 2014. The nine centers are subleased by the Company to Kmart Corporation for periods corresponding to the Company's leases. Effective July 30, 1996, the Company assigned its interest in the Rock Island, Illinois, Kmart Shopping Center to the Lessor. The Company has no further responsibilities or obligation in regard to this center. The Kmart subleases provide for contingent rentals if sales exceed specified amounts, and contain ten five-year renewal options, except Jacksonville, Florida, which has eight five-year renewal options. The Company's leases with the fee owners contain renewal options coextensive with Kmart's renewal options.
Kmart is responsible for insurance and ad valorem taxes, but has the right to offset against contingent rentals any such taxes paid in excess of specified amounts. In 1997, the Company received $43,922 in contingent rentals, net of offsets, which amounts are included in the aggregate annual rentals set forth below. The Company has responsibility for structural and roof maintenance of the buildings. The Company also has responsibility for parking lots and drivew ays, except routine upkeep, which is the responsibility of the tenant, Kmart. The Company's leases contain exculpatory provisions which limit the Company's liability to its interest in the respective subleases.

        The following chart provides certain information relating to the leaseback shopping centers:

-----------------------------------------------------------------------------------------------------------------------------
                                                                 Square                           Rental             Rent
                                                                 Feet In         Year             Income:           Expense:
Location                                     Acres             Building(s)  Completed               1997              1997
Bayonet Point, FL                             10.8               109,340          1976             $328,551         $269,568
Orange Park, FL                                9.4                84,180          1976              264,000          226,796
Davenport, IA                                 10.0                84,180          1977              280,679          209,988
Minneapolis, MN                                7.1                84,180          1978              342,920          230,570
West St. Paul, MN                             10.0                84,180          1978              298,465          229,630
Ft. Smith, AR                                  9.2               106,141          1979              255,350          223,195
Jacksonville, FL                              11.6                97,032          1979              303,419          258,858
Louisville, KY                                 9.3                72,897          1979              290,000          251,279
Richfield, MN                                  5.7                74,217          1979              300,274          241,904

                              LAND HELD FOR FUTURE DEVELOPMENT OR SALE

        The Company, through its Real Estate Segment, owns or has an interest in the following undeveloped land held for future development or sale:

                                                                              Year                          Intended
  Location                                               Acres              Acquired                        Use <F1>
W. Argyle Street                                          0.9                 1972 <F2>      One outlot or retail shops
Jackson, MI
Kimberly Road & Fairmont Street                           6.0                 1977           Outlot, plus food store and/or
                                                                                                 retail shops
Davenport, IA
Dixie Highway                                             4.7                 1979           Food store and/or retail shops
Louisville, KY
West 15th Street                                          1.4                 1979           Two outlots <F3>
Washington, NC
Mundy Mill Road                                           4.8                 1987           Retail shops and/or four outlots
Oakwood, GA
North Cleveland Avenue                                   13.6                 1993           Seven outlots and retail shops <F4>
North Fort Myers, FL

       <F1> "Outlot" as used herein refers to a small parcel of land reserved from the original shopping center parcel and is generally sold for, leased for or developed as a fast-food operation, bank or similar use.

       <F2> Originally part of Jackson, Michigan shopping center. Redeveloped into separate outlot in 1996.

       <F3> Leased under leases terminating in years 2005 and 2010 with a right to extend for three additional five-year periods. Both outlots are sub-leased for terms coextensive with the Company's lease.

       <F4> One outlot of approximately 1.21 acres was sold in May 1997.

        There is no mortgage debt on any of the above properties, except for the North Fort Myers, Florida retail shop land. See Note 8 to the Consolidated Financial Statements of the Company. The Company will either develop the properties described above or will hold them for sale to others.

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

                                      PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS.

                               Common Stock Data

                                                                                                              DIVIDENDS PAID
                                                   CLOSING MARKET PRICES                                          PER SHARE
                                  ------------------------------------------------------------------------------------------------
                                          FISCAL                                 FISCAL                      FISCAL        FISCAL
                                           1997                                   1996                        1997          1996
                                  ------------------------------------------------------------------------------------------------
                                    HIGH           LOW                HIGH                LOW
                                   TRADE          TRADE              TRADE               TRADE
 First Quarter                    $4.125         $3.250             $5.375              $4.000              $.015         $.030
 Second Quarter                    4.625          3.438              4.875               4.375               .015          .030
 Third Quarter                     5.250          4.250              5.125               4.375               .020          .030
 Fourth Quarter                    5.500          4.750              4.750               3.625               .020          .015

        The common stock of Abrams Industries, Inc. is traded over-the-counter in the NASDAQ National Market System (Symbol: ABRI). The approximate number of holders of common stock was 500 (including shareholders of record and shares held in street name) at May 31, 1997.

                                 ITEM 6. SELECTED FINANCIAL DATA.

        The following table sets forth selected financial data for the Company and should be read in conjunction with the consolidated financial statements and notes thereto.

                                                  1997              1996            1995            1994                1993
                                             ---------------------------------------------------------------------------------
Consolidated Revenues                        $136,123,601    $ 134,299,240    $  122,608,682    $ 123,602,954    $  82,878,911
Net Earnings (Loss)                          $  2,391,398    $    (304,188)   $     (331,019)   $   1,359,408    $   1,710,381
Net Earnings (Loss) Per Share*               $        .81    $        (.10)   $         (.11)   $         .46    $         .57
Shares Outstanding at Year-End                  2,938,356        2,970,856         2,993,540        2,993,540        2,977,540
Cash Dividends Paid Per Share                $        .07    $        .105    $          .12    $         .11    $         .11
Shareholders' Equity                         $ 22,125,214    $  20,152,376    $   20,872,035    $  21,562,279    $  20,484,880
Shareholders' Equity Per Share*              $       7.53    $        6.78    $         6.97    $        7.20    $        6.84
Working Capital                              $ 13,075,119    $  10,417,697    $   11,447,872    $   9,445,073    $   8,030,898
Depreciation and Amortization Expense        $  3,401,334    $   3,242,738    $    3,078,878    $   2,787,078    $   2,162,472
Total Assets                                 $ 91,499,438    $  90,635,098    $   88,576,745    $  92,732,567    $  90,537,249
Income-Producing Property Under
    Development, Income-Producing
    Properties and Property, Plant and
    Equipment, net                           $45,028,355     $  54,493,842    $    55,065,157   $   56,787,858   $  64,340,348

Long-Term Debt                               $41,118,885     $  51,202,536    $    51,580,229   $   52,637,298   $  55,197,178
Return on Average Shareholders' Equity           11.3%           (1.5%)               (1.6%)           6.5%             8.6%
Return on Total Assets                            2.6%            (.3%)                (.4%)           1.5%             1.9%

                                               1992          1991            1990            1989           1988          1987
                                         -------------------------------------------------------------------------------------
Consolidated Revenues                    $  83,818,090    $78,020,796    $54,887,568     $50,331,871    $51,032,736    $46,773,124
Net Earnings (Loss)                      $   1,021,303    $ 1,027,373    $ 1,534,063     $ 1,435,567    $ 1,082,883    $   969,326
Net Earnings (Loss) Per Share*           $         .34    $       .34    $       .51     $       .48    $       .36    $       .33
Shares Outstanding at Year-End               2,977,540      2,977,540      2,994,039       2,978,039      1,787,000      1,787,000
Cash Dividends Paid Per Share            $         .20    $       .20    $       .20     $       .18    $       .14    $       .14
Shareholders' Equity                     $  19,102,028    $ 8,676,233    $18,304,102     $17,310,146    $16,402,538    $15,748,535
Shareholders' Equity Per Share*          $        6.38    $      6.24    $      6.11     $      5.78    $      5.48    $      5.26
Working Capital                          $   2,783,427    $ 3,140,650    $21,575,826     $18,830,026    $12,955,259    $ 9,089,467
Depreciation and Amortization Expense    $   2,106,703    $ 1,938,687    $ 1,707,985     $ 1,668,105    $ 1,491,401    $ 1,364,970
Total Assets                             $  78,260,810    $76,606,498    $64,047,108     $56,318,968    $51,178,946    $44,957,055
Income-Producing Property Under
    Development, Income-Producing
    Properties and Property, Plant and
    Equipment, net                       $  52,976,540    $49,999,625     $22,797,353     $24,088,285   $21,069,833    $17,058,000

Long-Term Debt                           $  41,513,804    $39,104,720     $29,955,918     $30,071,322   $23,337,984    $19,387,624
Return on Average Shareholders' Equity         5.4%            5.6%          8.6%             8.5%          6.7%           6.3%
Return on Total Assets                         1.3%            1.3%          2.4%             2.5%          2.1%           2.2%

*Adjusted to reflect stock dividends and stock splits.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION FOR FISCAL YEARS ENDED APRIL 30, 1997, 1996 AND 1995.

                         RESULTS OF OPERATIONS

                                 REVENUES

        Revenues for 1997 were $136,123,601, compared to $134,299,240 and
$122,608,682 for 1996 and 1995, respectively. This represents an increase in Revenues of 1% and 11% from those of 1996 and 1995, respectively. Revenues include Interest income of $452,992, $462,858 and $406,302 for 1997, 1996 and
1995, respectively, and Other income of $46,262, $173,577 and $53,495 for 1997, 1996 and 1995, respectively. The figures in Chart A below do not include Interest income, Other income or Intersegment revenues. When more than one segment is involved, Revenues are reported by the segment that sells the product or service to an unaffiliated purchaser.

                        REVENUE SUMMARY BY SEGMENT
                            (Dollars in Thousands)
                                      CHART A

                                   Years Ended                  Increase                  Years Ended            Increase
                                    April 30,                  (Decrease)                   April 30,           (Decrease)
                              1997           1996           Amount    Percent           1997       1995       Amount   Percent
                           ------------------------        -------------------      ---------------------   ------------------
Construction <F1>           $97,977         $107,495       $(9,518)     (9)         $  97,977    $ 94,040   $ 3,937        4
Manufacturing <F2>           16,662           14,999         1,663      11             16,662      16,348       314        2
Real Estate <F3>             20,985           11,169         9,816      88             20,985      11,761     9,224       78
Total                      $135,624         $133,663       $ 1,961       1           $135,624    $122,149   $13,475       11

NOTES:

        <F1>The decrease in 1997 from those in 1996 is attributable to decreased sales to one of the Company's customers. The amounts reported exclude $345,000 in 1997, $792,000 in 1996, and $-0- in 1995 related to construction work at two shopping centers developed by the Real Estate Segment.
       <F2> The increase in 1997 from those in 1996 is attributable to sales to a newly acquired customer.
       <F3> Rental revenues for 1997 were $11,771,000, compared to
$11,169,000 in 1996 and $11,131,000 in 1995. Revenues from sales of real estate amounted to $9,215,000 in 1997, $-0- in 1996, and $630,000 in 1995.
The 1997 real estate sales include freestanding Kmarts in Niles, Michigan, Shawnee, Oklahoma, and Warner Robins, Georgia. Additionally, two outparcels were sold. The 1995 real estate sale consisted of one outparcel.

                     COSTS: APPLICABLE TO SEGMENT REVENUES

        As a percentage of total Segment Revenues (See Chart A), the applicable total Segment Costs (See Chart B) of $115,412,086 for 1997, $119,775,802 for 1996, and $108,102,114 for 1995 were 85%, 90% and 89%, respectively.

                    COSTS: APPLICABLE TO REVENUES SUMMARY BY SEGMENT
                                 (Dollars in Thousands)
                                        CHART B

                                                                                          Percent of
                                                                                       Segment Revenues
                                         Years Ended                                   For Years Ended
                                           April 30,                                       April 30,
                            --------------------------------------            ---------------------------------------
                               1997           1996           1995             1997            1996              1995
                            --------------------------------------            ---------------------------------------
Construction                 $91,638         $101,894      $88,847             94               95                94
Manufacturing <F1>            10,412           11,587       12,896             62               77                79
Real Estate <F2>              13,362            6,295        6,359             64               56                54
                            --------------------------------------
     Total                  $115,412         $119,776     $108,102             85               90                89
                            ======================================

NOTES:

       <F1> The decrease in the dollar amount and percentage in 1997 as compared to 1996 and 1995 is attributable to "re-engineering" efforts that are emphasizing control of costs. In 1997 as compared to 1996, labor and benefit costs decreased $510,000,

equipment maintenance costs decreased $110,000 and inventory reserves decreased $383,000. In 1997 as compared to 1995, changes in the product mix manufactured resulted in decreased costs of $1,120,000, labor and benefit costs decreased $638,000, manufacturing and warehousing rent decreased $234,000 and equipment maintenance costs decreased $169,000.

       <F2> The increase in the dollar amount and percentage in 1997 as compared to 1996 and 1995 is attributable to the cost of real estate sold that amounted to $4,086,000 in 1997, $-0- in 1996 and $313,000 in 1995. It is
also attributable to the establishment in 1997 of a provision for impairment loss of $2,750,000 to reduce the net carrying value of the North Fort Myers, Florida shopping center to estimated fair value. See Note 5 to the Consolidated Financial Statements for further discussion. There was no such provision for impairment loss in 1996 and 1995.

                 SELLING, SHIPPING, GENERAL AND ADMINISTRATIVE EXPENSES

        For the years 1997, 1996 and 1995, Selling, shipping, general and administrative expenses (See Chart C) were $12,084,015, $10,273,008 and $10,207,016, respectively. As a percentage of Consolidated Revenues, these expenses were 9% for 1997, and 8% for 1996 and 1995. In reviewing Chart C, the reader should recognize that the volume of revenues generally will affect these amounts and percentages. The percentages in Chart C are based on expenses as they relate to segment revenues in Chart A, with the exception that Parent expenses and total expenses relate to Consolidated Revenues.

SELLING, SHIPPING, GENERAL AND ADMINISTRATIVE EXPENSES SUMMARY BY SEGMENT
                        (Dollars in Thousands)
                             CHART C

                                                                                          Percent of
                                                                                        Segment Revenues
                                           Years Ended                                   For Years Ended
                                           April 30,                                        April 30,
                          -----------------------------------------            -----------------------------------
                            1997             1996              1995            1997            1996           1995
                          -----------------------------------------            -----------------------------------
Construction              $3,386            $2,952           $2,727              3               3              3
Manufacturing <F1>         4,470             3,454            3,824             27              23             23
Real Estate <F2>           1,905             1,628            1,629              9              15             14
Parent                     2,323             2,239            2,027              2               2              2
                         ------------------------------------------
Total                    $12,084           $10,273          $10,207              9               8              8
                         ==========================================
NOTES:

       <F1> On a dollar and percentage basis comparison, the higher expenses in 1997 as compared to 1996 and 1995 stemmed from increased Segment profits which, in turn, increased incentive-based compensation expenses.

       <F2> The decrease in the percentage of expenses in 1997 as compared to
1996 and 1995 is a result of an increase in revenues from sales of real estate in 1997. See Note 3 to Chart A. On a dollar basis comparison, the higher expenses in 1997 as compared to 1996 and 1995 are attributable to increased incentive-based compensation expenses ($250,000 and $205,000 increase from 1996 and 1995, respectively) and increased personnel costs ($42,000 and $126,000 increase from 1996 and 1995, respectively).

                              INTEREST COSTS

        The majority of interest costs expensed of $4,779,102, $4,717,618 and $4,806,571 in 1997, 1996 and 1995, respectively, are related to debt on owned shopping centers and utilization of lines of credit. Interest costs of $25,000, $70,000 and $-0- relating to properties under development in 1997, 1996 and 1995, respectively, were capitalized.

              FINANCIAL CONDITION AND CHANGES IN FINANCIAL CONDITION

        Income-producing property decreased in fiscal year ending April 30, 1997, in part as a result of the sale on April 28, 1997 of freestanding Kmarts in Niles, Michigan, Shawnee, Oklahoma, and Warner Robins, Georgia for $725,000 in cash plus the assumption of $7,723,758 in mortgage notes on the properties. These sales transactions have been structured as tax-deferred, like-kind exchanges pursuant to Internal Revenue Code Section 1031, which allows a deferral of the tax gain if the Company utilizes the proceeds of the sale to purchase other real estate within 180 days of the sale. The Company has recognized a pre-tax gain on sales of $5,048,293 for financial statement purposes. Management expects to comply with the provisions of Internal Revenue Code Section 1031 and thus fully defer the tax gain on these sales. Two parcels of Land held for future development or sale were also sold. There was no debt on the land sold.
        As of April 30, 1997, the Company had under contract to sell one outparcel of land in North Fort Myers, Florida and a freestanding Kmart in Newark, Ohio. It is the Company's plan to also sell an additional outparcel of land in North Fort Myers, Florida, a shopping center in Oakwood, Georgia and the Company's wood store fixture manufacturing and warehouse facility in Atlanta, Georgia during the next fiscal year. These properties have been reclassified as current assets under Property held for sale. The outparcels were previously classified as Land held for future development or sale and the Kmart and shopping center were previously classified as Income-producing properties. The manufacturing and warehouse facility was previously reported as Property, plant and equipment. The Mortgage debt associated with the Kmart, the shopping center and the Company's manufacturing and warehouse facility has been reclassified as short-term. There is no debt on the outparcels. See Note 4 to the Consolidated Financial Statements for further information.

                      LIQUIDITY AND CAPITAL RESOURCES

        Except for certain real estate construction loans and occasional short-term operating loans, the Company normally has been able to finance its working capital needs through funds generated internally. If adequate funds are not generated through normal operations, the Company has available bank lines of credit. The Company has also developed relationships with various banks which management believes could be sources for other short-term and long-term financing, if required. Working capital increased to $13,075,119 at the end of 1997, from $10,417,697 and $11,447,872 at the end of 1996 and
1995, respectively. Operating activities provided cash of $3,357,869. Investing activities used cash of $4,331,762 primarily for expansion of Income-producing properties. Financing activities provided cash of $3,132,491 that was subsequently used for expansion of Income-producing properties.

        In April 1992, the Company secured a construction loan for the North Fort Myers, Florida development from SunTrust Bank, Atlanta. The loan was amended in April 1994, September 1995 and March 1996. The primary term of the construction financing was five years, and the loan has been extended to May 1998, in accordance with the loan agreement. The maximum amount to be funded will be determined by a formula based on future development. The Company entered into an interest rate swap agreement with SunTrust Bank effective January 4, 1994, which terminated July 1, 1997. The notional amount reduced monthly to $9.5 million prior to expiration of the agreement. The agreement effectively set a cap and floor on the interest rate of 8% and 6%, respectively, on most of the construction loan, which had an outstanding balance of $14,375,049 at April 30, 1997, and carried a floating interest rate of prime plus 3/8%. A determination was made each reporting period whether amounts were receivable from or payable to the counterparty under the agreement and such accrual was made in the Company's financial statements.

        In December 1995, the Company secured a construction mortgage loan from SunTrust Bank, Atlanta for the Jackson, Michigan development. The initial term of the construction financing was one year, after which time the loan was extended for one additional year in accordance with the loan agreement. The maximum principal amount of $2,100,000 has been funded. In May 1997, the Company secured a permanent loan commitment for $3,500,000, a portion of which will be used to pay off the current construction loan. The permanent loan will have a term of 22 years and bear interest at 8 5/8%. The commitment requires the establishment of a $500,000 letter of credit at closing which will be used to pay down the loan in twelve months if certain leasing requirements are not met.

        During the coming fiscal year, the Company plans to acquire an office building in northwest Atlanta, a portion of which will serve as corporate headquarters for the Company along with the Construction Segment and the Real Estate Segment. In addition, the Company is planning to sell the Manufacturing Segment's wood store fixture manufacturing and warehouse facility. The Company has plans to purchase or develop a new facility in suburban Atlanta to be used for manufacturing wood and metal fixtures and ware house space. Furthermore, the Company intends to sell the Merchants Crossing Shopping Center in Oakwood, Georgia within the next fiscal year.

        Income-producing properties will be sought for acquisition during the next fiscal year. It is anticipated that new acquisitions will be primarily financed through long-term, permanent debt instruments. The cash portion of the proceeds from the sale (1) in April 1997, of the freestanding Kmart properties located in Niles, Michigan, Shawnee, Oklahoma, and Warner Robins, Georgia; (2) in May 1997, of an outparcel in North Fort Myers, Florida; and
(3) of the freestanding Kmart in Newark, Ohio currently under contract to be sold will be used to fund any equity requirements of the aforementioned acquisitions. In addition, the Company expects a portion of the permanent loan proceeds on the Jackson, Michigan property will be available for acquiring new properties.

        At April 30, 1997, the Company and its subsidiaries had bank lines of credit of $9,000,000, of which none was outstanding.
              EFFECTS OF INFLATION ON REVENUES AND OPERATING PROFITS

        The effects of inflation upon the Company's operating results are varied. Inflation in the current year has been modest and has had minimal effect on the Company. The Construction Segment subcontracts most of its work at fixed prices, which normally will help that segment protect its profit margin percentage.

        In the Manufacturing Segment, the raw material prices were stable.

        In the Real Estate Segment, many of the leases are long-term (over 20 years) with fixed rents except for contingent rent provisions by which the Company may earn additional rent as a result of increases in tenants' sales. The contingent rent provisions, however, permit the tenant in most cases to offset against contingent rents any increases in ad valorem taxes over a specified amount. If inflation were to rise, ad valorem taxes would probably increase which, in turn, would cause a decrease in the contingent rents. Furthermore, the Company has certain repair obligations and the costs of repairs increase with inflation.

        Inflation causes a rise in interest rates, which has a positive effect on investment income, but has a negative effect on profit margins because of the increased costs of production. Overall, inflation will tend to limit the Company's markets and, in turn, will reduce revenues as well as operating profits.

                       ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
                            Index to Consolidated Financial Statements

                                                                                         Page
Independent Auditors' Report                                                              17
Consolidated Balance Sheets - April 30, 1997 and 1996                                     18

Consolidated Statements of Operations - For the years ended April 30,
1997, 1996 and 1995                                                                       19

Consolidated Statements of Shareholders' Equity - For the years ended
April 30, 1997, 1996 and 1995                                                             20

Consolidated Statements of Cash Flows - For the years ended April 30,
1997, 1996 and 1995                                                                       21

Notes to Consolidated Financial Statements - April 30, 1997, 1996 and 1995                22

Schedules:

SCHEDULE NUMBER

II   Valuation and Qualifying Accounts                                                    31
III  Real Estate and Accumulated Depreciation                                             32

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Abrams Industries, Inc. and subsidiaries as of April 30, 1997 and 1996, and the results of their operations and cash flows for each of the years in the three-year period ended April 30, 1997, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.


                       /s/ KPMG Peat Marwick LLP


June 13, 1997
Atlanta, Georgia

                              CONSOLIDATED BALANCE SHEETS
                                                                                                            April 30,
                                                                                          ------------------------------------------
                                                                                               1997                        1996
------------------------------------------------------------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS:
    Cash and cash equivalents, including restricted cash of $609,629
      and $76,001 in 1997 and 1996                                                         $  7,611,051                $  5,452,453

    Receivables -
      Trade notes and accounts, net                                                           3,512,652                   1,684,916
      Contracts, net, including retained amounts of
          $4,057,528 in 1997 and $3,364,896 in 1996 (note 3)                                 15,402,509                  14,389,915
    Inventories, net (note 2)                                                                 1,557,964                   1,676,541
    Costs and earnings in excess of billings (note 3)                                         2,785,340                   2,858,389
    Property held for sale (note 4)                                                           6,577,973                       ---
    Deferred income taxes (note 9)                                                              682,321                     999,100
    Other                                                                                       467,733                     384,292
-----------------------------------------------------------------------------------------------------------------------------------
          Total current assets                                                               38,597,543                  27,445,606
-----------------------------------------------------------------------------------------------------------------------------------
INCOME-PRODUCING PROPERTIES, net (notes 5, 7 and 8)                                          43,324,407                  50,661,940
PROPERTY, PLANT AND EQUIPMENT, NET (notes 6 and 8)                                            1,703,948                   3,831,902
OTHER ASSETS:
    Land held for future development or sale                                                  3,889,361                   4,980,903
    Notes receivable                                                                            515,832                     624,017
    Cash surrender value of life insurance on officers, net                                   1,021,481                     947,134
    Deferred loan costs, net                                                                    531,812                     914,153
    Other                                                                                     1,915,054                   1,229,443
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                            $91,499,438                 $90,635,098
===================================================================================================================================

                                         LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
    Trade and subcontractors payables, including
      retained amounts of $1,904,080 in 1997 and
      $1,892,870 in 1996                                                                   $10,385,079                  $11,246,736
    Billings in excess of costs and earnings (note 3)                                        1,148,665                      781,818
    Accrued cash and deferred profit-sharing (note 10)                                       3,130,097                    1,617,932
    Accrued expenses                                                                         3,438,412                    1,895,766
    Current maturities of long-term debt (notes 7 and 8)                                     7,420,171                    1,485,657
-----------------------------------------------------------------------------------------------------------------------------------
          Total current liabilities                                                         25,522,424                   17,027,909
-----------------------------------------------------------------------------------------------------------------------------------
DEFERRED INCOME TAXES (note 9)                                                               1,884,453                    1,713,014
OTHER LIABILITIES                                                                              848,462                      539,263
MORTGAGE NOTES AND BONDS PAYABLE,
    less current maturities (note 7)                                                        24,919,282                   39,102,270
OTHER LONG-TERM DEBT, less current
    maturities (note 8)                                                                     16,199,603                   12,100,266
-----------------------------------------------------------------------------------------------------------------------------------
          Total liabilities                                                                 69,374,224                   70,482,722
-----------------------------------------------------------------------------------------------------------------------------------
COMMITMENTS AND CONTINGENCIES (notes 4, 5, 7 and 8)
SHAREHOLDERS' EQUITY (note 10):
    Common stock, $1 par value; authorized
      5,000,000 shares; 3,010,039 issued
      and 2,938,356 outstanding in 1997
      and 2,970,856 outstanding in 1996                                                      3,010,039                    3,010,039
    Additional paid-in capital                                                               2,012,190                    2,012,190
    Retained earnings                                                                       17,473,536                   15,289,448
-----------------------------------------------------------------------------------------------------------------------------------
          Total paid-in capital and retained earnings                                       22,495,765                   20,311,677
               Less cost of treasury stock (71,683 shares in 1997
               and 39,183 shares in 1996)                                                      370,551                      159,301
-----------------------------------------------------------------------------------------------------------------------------------
          Total shareholders' equity                                                        22,125,214                   20,152,376
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                         $  91,499,438                $  90,635,098
===================================================================================================================================


See accompanying notes to consolidated financial statements.

                              CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                            Years Ended April 30,
                                                           ---------------------------------------------------
                                                               1997                  1996                 1995
--------------------------------------------------------------------------------------------------------------
REVENUES
    Construction                                           $97,976,902        $ 107,494,271      $  94,039,455
    Manufacturing                                           16,661,798           14,999,240         16,348,294
    Rental income                                           11,770,889           11,169,294         11,131,136
    Real estate sales                                        9,214,758               ---               630,000
    Interest                                                   452,992              462,858            406,302
    Other                                                       46,262              173,577             53,495
--------------------------------------------------------------------------------------------------------------
                                                           136,123,601          134,299,240        122,608,682
--------------------------------------------------------------------------------------------------------------
COSTS AND EXPENSES
    Applicable to revenues -
      Construction                                          91,637,636          101,893,350         88,847,494
      Manufacturing                                         10,412,263           11,587,307         12,895,856
      Rental property operating expenses,
          exclusive of interest                              6,526,306            6,295,145          6,046,094
      Cost of real estate sold                               4,085,881                ---              312,670
      Provision for impairment on
          income-producing
          property (note 5)                                  2,750,000                ---               ---
--------------------------------------------------------------------------------------------------------------
                                                           115,412,086          119,775,802         108,102,114
--------------------------------------------------------------------------------------------------------------
    Selling, shipping, general and administrative           12,084,015           10,273,008          10,207,016
    Interest costs incurred, less interest capitalized
        of $25,000 $70,000 and $0 in 1997, 1996 and
        1995, respectively                                   4,779,102            4,717,618           4,806,571
--------------------------------------------------------------------------------------------------------------
                                                           132,275,203          134,766,428         123,115,701
--------------------------------------------------------------------------------------------------------------
EARNINGS (LOSS) BEFORE INCOME TAXES                          3,848,398             (467,188)           (507,019)
--------------------------------------------------------------------------------------------------------------
INCOME TAXES (note 9)
    Current                                                    968,782              117,820            (103,490)
    Deferred                                                   488,218             (280,820)            (72,510)
--------------------------------------------------------------------------------------------------------------
                                                             1,457,000             (163,000)           (176,000)
--------------------------------------------------------------------------------------------------------------
NET EARNINGS (LOSS)                                      $   2,391,398          $  (304,188)       $   (331,019)
===============================================================================================================
NET EARNINGS (LOSS) PER SHARE, based on weighted
    average outstanding shares of 2,965,800,
    2,977,163, and 2,993,540 in 1997, 1996 and 1995,
    respectively                                         $         .81          $      (.10)      $        (.11)
===============================================================================================================

See accompanying notes to consolidated financial statements.

                            CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                             Additional
                                        Common Stock           Paid-In           Retained      Treasury
                                   Shares          Amount      Capital           Earnings        Stock            Total
---------------------------------------------------------------------------------------------------------------------------
BALANCES at April 30, 1994        3,010,039      $3,010,039   $2,012,190     $  16,596,483     $ (56,433)     $  21,562,279
    Net loss                          ---             ---         ---             (331,019)         ---            (331,019)
    Cash dividends declared -
       $.12 per share                 ---             ---         ---             (359,225)         ---            (359,225)
---------------------------------------------------------------------------------------------------------------------------
BALANCES at April 30, 1995        3,010,039       3,010,039     2,012,190       15,906,239       (56,433)        20,872,035
    Net loss                          ---             ---         ---             (304,188)         ---            (304,188)
    Cash dividends declared -
      $.105 per share                 ---             ---         ---             (312,603)         ---            (312,603)
    Acquisition of 22,684 shares
      of treasury stock               ---             ---         ---               ---         (102,868)          (102,868)
----------------------------------------------------------------------------------------------------------------------------
BALANCES at April 30, 1996        3,010,039       3,010,039      2,012,190      15,289,448      (159,301)        20,152,376
    Net earnings                      ---             ---         ---            2,391,398          ---           2,391,398
    Cash dividends declared -
      $.07 per share                  ---             ---         ---             (207,310)         ---            (207,310)
    Acquisition of 32,500 shares
      of treasury stock               ---             ---         ---                ---        (211,250)          (211,250)
============================================================================================================================
BALANCES at April 30, 1997        3,010,039      $3,010,039     $2,012,190     $ 17,473,536    $(370,551)     $  22,125,214
============================================================================================================================

See accompanying notes to consolidated financial statements.

                             CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                               Years Ended April 30,
                                                                            -------------------------------------------------
                                                                                   1997            1996                 1995
-----------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
    Net earnings (loss)                                                     $  2,391,398       $  (304,188)      $  (331,019)
    Adjustments to reconcile net earnings (loss) to net
      cash provided by operating activities:
          Depreciation and amortization                                        3,401,334         3,242,738         3,078,878
          Deferred tax expense (benefit)                                         488,218          (280,820)          (72,510)
          Gain on sales of real estate                                        (5,128,877)            ---            (317,330)
          Provision for impairment on income-producing property                2,750,000             ---                 ---
      Decrease (increase) in assets:
          Receivables                                                         (2,840,330)       (5,392,110)         3,367,446
          Inventories                                                            118,577           979,365           (293,675)
          Costs and earnings in excess of billings                                73,049        (1,289,544)           (79,501)
          Other current assets                                                   (83,441)            3,787            (15,440)
          Other assets                                                          (681,259)         (271,099)           506,692
      Increase (decrease) in liabilities:
          Accounts payable                                                      (861,657)        3,387,122           (508,760)
          Accrued cash and deferred profit-sharing                             1,512,165           124,451         (1,208,632)
          Billings in excess of costs and earnings                               366,847           281,350           (199,090)
          Accrued expenses                                                     1,542,646           (71,722)          (852,252)
          Other liabilities                                                      309,199           (46,520)             60,019
------------------------------------------------------------------------------------------------------------------------------
    Net cash provided by operating activities                                  3,357,869           362,810           3,134,826
------------------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
    Proceeds from sales of real estate                                         1,496,831             ---                630,000
    Additions to properties, property, plant and equipment, net               (5,828,593)       (2,363,431)          (1,114,794)
-------------------------------------------------------------------------------------------------------------------------------
    Net cash used in investing activities                                     (4,331,762)       (2,363,431)            (484,794)
--------------------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
    Debt proceeds                                                              5,061,143         6,419,282            5,951,000
    Debt repayments                                                           (1,486,522)       (6,821,440)          (7,093,519)
    Additions to deferred loan costs                                             (23,570)            ---                 (4,773)
    Cash dividends                                                              (207,310)         (312,603)            (359,225)
    Repurchases of common stock                                                 (211,250)         (102,868)               ---
-------------------------------------------------------------------------------------------------------------------------------
    Net cash provided by (used in) financing activities                        3,132,491          (817,629)          (1,506,517)
-------------------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                           2,158,598        (2,818,250)           1,143,515
Cash and cash equivalents at beginning of year                                 5,452,453         8,270,703            7,127,188
-------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of year                                    $  7,611,051       $ 5,452,453          $ 8,270,703
===============================================================================================================================
Supplemental disclosure of non-cash investing and
    financing activities
      Assumption of mortgage loans by purchaser in
          conjunction with sale of income-producing properties              $7,723,758         $    ---             $     ---
Supplemental schedule of cash flow information:
    Interest paid, net of amounts capitalized                               $4,829,201         $ 4,699,374          $ 4,756,176
    Income taxes paid                                                       $  382,873         $   107,653          $   696,712
===============================================================================================================================

See accompanying notes to consolidated financial statements.

                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              April 30, 1997, 1996 and 1995

                  (1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(A)  PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION

     The consolidated financial statements include the accounts of Abrams Industries, Inc., its wholly-owned subsidiaries and its 80% investment in Abrams-Columbus Limited Partnership (Company). All significant intercompany balances, transactions and profits have been eliminated in consolidation. Revenues and costs are reported by the segment which sells the product or service to an unaffiliated purchaser.

(B)  CASH EQUIVALENTS

     Cash equivalents of $6,536,827 and $4,365,006 at April 30, 1997 and 1996, respectively, consist of money market funds and other financial instruments. For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents.

(C)  CAPITALIZATION POLICIES

          The Company capitalizes interest and other carrying costs on properties while they are under construction or development. Costs of planning, development and construction are also capitalized. Capitalization of interest and other carrying costs is discontinued when a project is substantially completed or if active development ceases. Capitalized costs are allocated to individual lots sold based on relative sales values or other value methods appropriate under the circumstances.

(D)  INCOME RECOGNITION

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

     Revenues from the sale of manufactured goods are recognized on the date products are shipped to the customer for sales other than "bill and hold" sales. Revenues from "bill and hold" sales, on which delivery is delayed at the customer's explicit request, are recognized when conditions for such revenues are met; principally, the completed product is ready for delivery and transfer of both title and risk of ownership has passed to the buyer.

(E)  INVENTORIES

     Inventories are valued at the lower of cost (first-in, first-out method) or market. To reflect the inventory at the lower of cost or market, valuation reserves are established. Management periodically evaluates the adequacy of reserves based on aging, sales and other relevant factors.

(F)  INCOME-PRODUCING PROPERTIES AND PROPERTY, PLANT AND EQUIPMENT

     Income-producing properties and property, plant and equipment are recorded at cost and are depreciated and amortized for financial reporting purposes using the straight-line method over the estimated useful lives of the assets. Significant additions which extend asset lives are capitalized. Normal maintenance and repair costs are expensed as incurred.

(G)  LAND HELD FOR FUTURE DEVELOPMENT OR SALE

     Land held for future development or sale is carried at the lower of cost or fair value less costs to sell.

(H)  PROPERTY HELD FOR SALE

     Property held for sale is expected to be sold in the near term and is carried at the lower of cost or fair value less costs to sell. Depreciation and amortization are suspended during the sale period except for manufacturing facilities that are in operation.

(I)  DEFERRED LOAN COSTS
     Costs incurred to obtain loans have been capitalized and are being amortized on a straight-line basis over the terms of the indebtedness.

(J)  INCOME TAXES

     Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

(K)  EARNINGS PER SHARE

     Earnings per share are computed by dividing net earnings by the weighted average number of shares of common stock outstanding during the year. Shares issuable in connection with the Company's stock option plan are not included in average outstanding shares. No material dilution in earnings per share would result if all the options were exercised.

(L)  USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

(M)  FAIR VALUE OF FINANCIAL INSTRUMENTS

     Management believes that the carrying amounts of cash and cash equivalents, receivables, other assets, accounts payable, accrued expenses and current portions of debt instruments are reasonable approximations of their fair value because of the short maturity of these instruments.

     The fair value of the Company's noncurrent portions of debt instruments is estimated by discounting the future cash flows of each instrument at rates currently offered to the Company for similar debt instruments of comparable maturities by the Company's bankers. Based on this valuation methodology, management believes that the carrying amount of the noncurrent portions of debt instruments is a reasonable estimation of its fair value.

(N)  RECLASSIFICATIONS

     Certain reclassifications have been made to the 1996 and 1995 consolidated financial statements to conform with classifications adopted in 1997.

(O)  IMPAIRMENT OF LONG-LIVED ASSETS AND LONG-LIVED ASSETS TO BE DISPOSED OF

     The Company adopted the provisions of Statement of Financial
     Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," on May 1, 1996. This Statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. The Company's policy is to consider an asset to be held for disposal when the Company has committed to sell such asset in the near term. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. Adoption of this Statement did not have a material impact on the Company's financial position, results of operations or liquidity.

(P)  STOCK OPTIONS

     The Company accounts for its stock option plan in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB Opinion 25"), and related interpretations. As such, compensation expense is recorded only to the extent that the market price of the underlying stock at the date of grant exceeds the exercise price. In October 1995, SFAS No. 123, Accounting for Stock-Based Compensation, was issued. SFAS 123 allows entities to apply the provisions of APB Opinion 25 for recognizing stock-based compensation expense in the basic financial statements. However, companies are encouraged to adopt a new accounting method based on the estimated fair value of stock-based compensation. Companies that do not follow the new fair value based method are required to provide expanded disclosures in the footnotes. SFAS 123 is effective for the fiscal year ended April 30, 1997. The Company has elected to continue to apply the provisions of APB Opinion 25 and, to the extent material, follow the disclosure provisions of SFAS 123.

(2) INVENTORIES

        The classes of inventory at April 30 were:
                                                             1997              1996
                                                        -------------------------------
                    Finished goods                      $  939,784           $1,355,296
                    Work in progress                       110,119               73,029
                    Raw materials                          508,061              248,216
                                                        -------------------------------
                                                        $1,557,964           $1,676,541
                                                        ===============================

                           (3) CONTRACTS IN PROGRESS

        Assets and liabilities related to contracts in progress, including contracts receivable, are included in current assets and current liabilities as they will be liquidated in the normal course of contract completion, which is expected to occur within one year. Amounts billed and costs recognized on contracts in progress at April 30 were:

                                                                                  1997                1996
                                                                          ----------------------------------
        Costs and earnings in excess of billings:
             Accumulated costs and earnings                               $   24,480,989       $  25,901,915
             Amounts billed                                                   21,695,649          23,043,526
                                                                          ----------------------------------
                                                                          $    2,785,340       $   2,858,389
                                                                          ==================================
        Billings in excess of costs and earnings:
             Amounts billed                                               $   29,161,445       $  29,022,583
             Accumulated costs and earnings                                   28,012,780          28,240,765
                                                                          ----------------------------------
                                                                          $    1,148,665       $     781,818
                                                                          ==================================

                                    (4) PROPERTY HELD FOR SALE

        As of April 30, 1997, the Company had entered into a contract to sell a parcel of undeveloped land in North Fort Myers, Florida for a sales price of $770,000. This sale closed in May 1997, and resulted in a gain. In March of 1997, the Company entered into a contract to sell a property in Newark, Ohio that is tenanted by Kmart Corporation. The contract amount is $225,000 in cash plus assumption by the purchaser of the mortgage which had a balance of $1,310,000 as of April 30, 1997. This sale is expected to result in a gain. In late 1997, the Company entered into negotiations to sell a parcel of undeveloped land in North Fort Myers, Florida and a shopping center in Oakwood, Georgia. In addition, the Company began actively marketing for sale its primary manufacturing facility in Atlanta, Georgia. Management intends to move into a new primary manufacturing facility in fiscal year 1998. The Company anticipates that the aforementioned properties not under contract for sale as of April 30, 1997 will be sold at gains. The Company expects to sell these five properties in fiscal year 1998 and has classified the carrying amounts of these properties as property held for sale in the accompanying April 30, 1997 consolidated balance sheet. All of these properties are included in the real estate segment except for the manufacturing facility which is included in the manufacturing segment.

        The results of operation for the year ended April 30, 1997 for the properties in the real estate segment that are held for sale are summarized below:

        Revenues                                                                $1,054,182
        Operating expenses, including depreciation and interest                    869,463
                                                                                ----------
        Results of operations                                                   $  184,719
                                                                                ==========

        The results of operations for the manufacturing segment are summarized in note 11.

(5) INCOME-PRODUCING PROPERTIES

        Substantially all income-producing properties are pledged as collateral against mortgage notes and bonds payable. Income-producing properties and their estimated useful lives at April 30 were:

                                       Estimated useful lives                      1997                      1996
   ----------------------------------------------------------------------------------------------------------------
   Land                                                                        $ 12,604,290            $ 14,832,628
   Buildings and
        improvements                          7 - 39 years                       45,161,119              55,937,446
                                                                               ------------------------------------
                                                                                 57,765,409              70,770,074
   Less - Accumulated
       depreciation and
       amortization                                                              14,441,002              20,108,134
                                                                               ------------------------------------
                                                                               $ 43,324,407            $ 50,661,940
                                                                               ====================================

        During the fourth quarter of 1997, management received market information which it believed indicated that the carrying value of its shopping center in North Fort Myers, Florida had been impaired. Management completed a recoverability review of the carrying value of the shopping center based upon an estimate of undiscounted future cash flows expected to result from its use and eventual disposition. As of April 30, 1997, management concluded that the sum of the undiscounted future cash flows estimated to be generated by the shopping center is less than the carrying value and, as a result, the Company recorded a provision for impairment of $2,750,000 which reduced the shopping center's carrying value to its estimated fair value of $21,867,000 as of April 30, 1997. The estimated fair value was determined by using market value studies compiled by two independent commercial real estate brokerage firms. This shopping center is classified as an income-producing property in the accompanying April 30, 1997 consolidated balance sheet and is included in the real estate segment.

        On April 28, 1997, the Company sold income-producing properties occupied by Kmart in Shawnee, Oklahoma, Warner Robins, Georgia and Niles, Michigan. These sales transactions have been structured as tax-deferred, like-kind exchanges pursuant to Internal Revenue Code Section 1031, which allows a deferral of the tax gain if the Company utilizes the proceeds of the sale to purchase other real estate within 180 days of the sale. The Company has recognized a pre-tax gain of $5,048,293 for financial statement purposes. Management expects to comply with the provisions of Internal Revenue Code
Section 1031 and thus fully defer the tax gain on these sales.

                                (6) PROPERTY, PLANT AND EQUIPMENT

        The major components of property, plant and equipment and their estimated useful lives at April 30 were:

                                       Estimated useful lives                   1997             1996
                                       ------------------------------------------------------------------
        Land                                                                $   92,226        $   529,224
        Buildings and
             improvements                          3-31.5 years              1,513,989          4,817,330
        Machinery and
            equipment                                3-10 years              5,322,714          4,949,832
                                                                            -----------------------------
                                                                             6,928,929         10,296,386
        Less - Accumulated
            depreciation                                                     5,224,981          6,464,484
                                                                            -----------------------------
                                                                            $1,703,948        $ 3,831,902
                                                                            =============================

              (7) MORTGAGE NOTES AND BONDS PAYABLE AND LEASES

        The Company owns nine shopping centers which are pledged as collateral on related mortgage notes, bonds payable and construction mortgage loans (note 8). It is also lessee of nine shopping centers under sale/leaseback arrangements expiring from 2001 to 2014. Each debt instrument and sale/leaseback arrangement contains an exculpatory provision which limits the Company's liability to its interest in the mortgaged property or lease, except for two construction mortgage loans which have been guaranteed by a subsidiary of the Company (note 8).

        The leaseback centers are leased to the Kmart Corporation and Kmart is an anchor in seven of the nine owned centers. The owned centers are leased for periods expiring from fiscal years 1998 to 2040 and the leased centers for periods corresponding to the leaseback period. All leases are operating leases. The leases typically require that the tenant make fixed rental payments over a 5 - 25 year period and provide for renewal options and for contingent rentals if the tenants' sales volumes exceed predetermined amounts. In some cases, the leases provide that the tenant bear the cost of insurance, repairs, maintenance and taxes. Base rental revenue received from owned centers in 1997, 1996 and 1995 was approximately $7,829,000, $7,116,000 and $7,261,000, respectively. Base rental revenue received from sale/leaseback centers in 1997, 1996 and 1995 was approximately $2,694,000, $2,917,000 and $2,917,000, respectively. Contingent rentals received on all centers in 1997, 1996 and 1995 were approximately $164,000, $171,000 and $103,000, respectively.

        Approximate future minimum annual rentals to be received on all centers are:

                                                           Owned                              Leaseback
                                                      --------------------------------------------------
            Years Ending April 30,                                       Rental Receipts
            --------------------------------------------------------------------------------------------
            1998                                      $    6,901,000                       $  2,620,000
            1999                                           6,627,000                          2,620,000
            2000                                           6,203,000                          2,552,000
            2001                                           6,033,000                          2,538,000
            2002                                           5,905,000                          2,056,000
            2003 and thereafter                           70,076,000                          5,803,000
            -------------------------------------------------------------------------------------------
                                                      $  101,745,000                        $18,189,000
            ===========================================================================================

        Pertinent information on future expected payments on mortgage notes and bonds on seven of the owned centers and approximate minimum rentals to be paid on leaseback centers are as follows:

                                                                    Owned Centers
                                                                    Mortgage Payments
                                                             ---------------------------     Leaseback Centers
            Years Ending April 30,                          Principal           Interest      Rental Payments
            --------------------------------------------------------------------------------------------------
            1998                                          $  6,459,000       $  2,776,000      $   2,136,000
            1999                                             6,026,000          1,751,000          2,136,000
            2000                                               613,000          1,702,000          2,136,000
            2001                                               666,000          1,648,000          2,136,000
            2002                                            12,943,000          1,589,000          1,720,000
            2003 and thereafter                              4,671,000          1,945,000          5,674,000
            -------------------------------------------------------------------------------------------------
                                                           $31,378,000        $11,411,000      $  15,938,000
            =================================================================================================

        The notes and bonds are due at various dates between April 1, 2002 and November 1, 2014, and bear interest at rates ranging from 7% to 10%, with a weighted average rate of 8.57% at April 30, 1997. The outstanding principal balance at April 30, 1997 and scheduled interest payments for fiscal year 1998 on mortgage notes for two owned centers which have been classified as property held for sale in the accompanying April 30, 1997 consolidated balance sheet (note 4) have been included in the fiscal year 1998 future payment totals.

                         (8) OTHER LONG-TERM DEBT AND CREDIT FACILITIES

Other long-term debt at April 30 was:
                                                                                            1997           1996
                                                                                      ---------------------------
79% of prime rate (6.72% at April 30, 1997), industrial development bond payable in quarterly installments of $57,143 principal plus
  interest, final payment due March 1, 2000; secured by real property                 $   685,708     $   914,280

Prime rate plus 3/8% (8.875% at April 30, 1997), construction mortgage loan; monthly principal and interest payments of $87,729
  required with principal due May 28, 1998; secured by income-
  producing property and assignment of leases and rents; guaranteed by
  a subsidiary of the Company                                                           9,454,624       9,691,669

Prime rate plus 3/8% (8.875% at April 30, 1997), amendment to the construction mortgage loan shown above which permits borrowings of up to $4,942,419; monthly interest payments required until 6 months after construction has been completed (construction was completed
   May 1996); monthly principal and interest payments of $42,113 required beginning December 1996, with principal due May 28, 1998;
   secured by income-producing property and assignment of leases and
   rents; guaranteed by a subsidiary of the Company                                     4,920,425         549,754

Prime rate (8.50% at April 30, 1997), construction mortgage loan which permits borrowings of up to $2,100,000; monthly interest payments required beginning January 1, 1996 with principal due December 15,
   1997; secured by income-producing property and assignment of leases
   and rents; guaranteed by a subsidiary of the Company                                 2,100,000       1,409,528
                                                                                      ---------------------------

Total other long-term debt                                                             17,160,757      12,565,231
Less - current maturities                                                                 961,154         464,965
                                                                                      ---------------------------
Total other long-term debt, excluding current maturities                              $16,199,603    $ 12,100,266
                                                                                      ===========================

        The aggregate maturities of other long-term debt are as follows:

                  Years Ending April 30,                        Amount
                  -----------------------------------------------------
                  1998                                   $      961,154
                  1999                                       16,199,603
                  -----------------------------------------------------
                                                         $   17,160,757
                  =====================================================

        The outstanding principal balance of $685,708 on the industrial development bond payable has been included in the current maturities of long-term debt as the real property secured by this balance is included in property held for sale in the accompanying consolidated balance sheet at April 30, 1997 (note 4).

        The Company classified the $2,100,000 of borrowings under its construction mortgage loan as long-term at April 30, 1997. The Company has a commitment from a lender and intends to refinance this loan on a long-term basis.

        The Company entered into an interest rate swap agreement with the lender on the prime rate plus 3/8% construction mortgage loan, as shown above, effective January 4, 1994, and which terminates July 1, 1997. The notional amount reduces monthly from approximately $9.8 million at April 30, 1997, to $9.5 million prior to expiration of the agreement. The agreement effectively sets a cap and floor interest rate of 8% and 6%, respectively.

        At April 30, 1997, the Company had available bank lines of credit of $9,000,000, of which none was outstanding. These lines of credit which expire during fiscal years 1998 and 1999, bear interest at the prime rate (8.50% at April 30, 1997) and have a 3/8% commitment fee on the unused portion.

                                (9) INCOME TAXES

Income tax expense(benefit) consists of:

                                                     Current         Deferred          Total
                                                   ------------------------------------------
Year ended April 30, 1997:
   U.S. federal                                    $ 908,173        $  436,827    $ 1,345,000
   State and local                                    60,609            51,391        112,000
                                                   ------------------------------------------
                                                   $ 968,782        $  488,218    $ 1,457,000
                                                   ==========================================
Year ended April 30, 1996:
   U.S. federal                                    $ 104,271        $ (248,526)   $  (144,255)
   State and local                                    13,549           (32,294)       (18,745)
                                                   -------------------------------------------
                                                   $ 117,820        $ (280,820)   $  (163,000)
                                                   ===========================================
Year ended April 30, 1995:
   U.S. federal                                    $ (98,786)       $  (58,681)   $  (157,467)
   State and local                                    (4,704)          (13,829)       (18,533)
                                                   -------------------------------------------
                                                   $(103,490)       $  (72,510)   $  (176,000)
                                                   ===========================================

        Income tax expense (benefit) was $1,457,000, $(163,000), and $(176,000) for the years ended April 30, 1997, 1996 and 1995, respectively, and differed from the amounts computed by applying the U.S. federal income tax rate of 34 percent to pretax income from continuing operations as a result of the following:

                                                                 1997           1996               1995
                                                              ---------------------------------------------
     Computed "expected" tax expense (benefit)                $1,308,455     $(158,802)          $(172,386)
     Increase in income taxes resulting from:
        State and local income taxes, net
           of federal income tax benefit                          73,920       (12,372)            (12,232)
        Other, net                                                74,625         8,174               8,618
                                                              ---------------------------------------------
                                                              $1,457,000     $(163,000)          $(176,000)
                                                              =============================================

        The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at April 30, 1997 and 1996 are presented below:

                                                                                          1997           1996
                                                                                      --------------------------
     Deferred tax assets:
        Inventories, primarily because of additional costs capitalized for tax purposes and the allowance for decline in
           net realizable value                                                       $   261,841      $ 409,745

        Provision for impairment on income-producing property
           not currently deductible for tax purposes                                    1,036,175           ---

        Accrued directors' fees not currently deductible for tax purposes                 235,386        183,266

        Compensated absences not currently deductible for tax purposes                    120,451        137,058

        Other accrued expenses not currently deductible for tax purposes                  444,354        339,027

        Other                                                                             503,372        402,952
                                                                                      --------------------------
          Total gross deferred tax assets                                               2,601,579      1,472,048
                                                                                      ==========================
     Deferred tax liabilities:
        Properties, plant and equipment, principally because of
           differences in depreciation and capitalized interest                         1,720,215      1,902,417

        Gain on real estate sales; proceeds from which will
           be used in tax-deferred, like-kind exchanges                                 1,885,351           --

        Profit related to installment sale                                                151,575        180,007

        Other                                                                              46,570        103,538
                                                                                      --------------------------
           Total gross deferred tax liabilities                                         3,803,711      2,185,962
                                                                                      --------------------------
           Net deferred tax liability                                                 $ 1,202,132    $   713,914
                                                                                      ===========================

        The valuation allowance was $0 at April 30, 1997 and 1996.
                       (10) STOCK OPTION PLAN AND DEFERRED PROFIT-SHARING PLAN

        The Company adopted a Key Employee Incentive Stock Option Plan which expired in May 1996 and which provided that stock options could have been awarded to officers and key employees with exercise prices no less than the fair market value of the common stock at the date of grant. Information relating to the Company's stock option plan, as adjusted for stock dividends, is summarized as follows:

                                                   1997          1996           1995
                                                 --------------------------------------
     Options outstanding
        at beginning of year                      17,666        24,332         24,332
     Options granted                               ---           ---             ---
     Options canceled                              ---          (6,666)          ---
     Options exercised                             ---           ---             ---
                                                 -------------------------------------
     Options outstanding
        at end of year                            17,666        17,666         24,332
                                                 -------------------------------------
     Options prices per share:
     Options granted during the year             $  ---       $  ---          $   ---
                                                 -------------------------------------
     Options canceled                            $  ---       $  3.75         $   ---
                                                 -------------------------------------
     Options exercised                           $  ---       $  ---          $   ---
                                                 -------------------------------------
     Options outstanding
        at end of year                           $2.875-4.50  $2.875-4.50     $  2.875-4.50
                                                 ==========================================

        Options outstanding at April 30, 1997 are fully vested and have a weighted average contractual life of four years.

        The Company has a deferred Profit-Sharing Plan ("Plan") which covers substantially all of its employees. Funded employer contributions to the Plan for 1997, 1996 and 1995 were approximately $1,032,000, $502,000 and $571,000, respectively. The net assets in the Plan, which is administered by an independent trustee, were approximately $14,304,000 at April 30, 1997 and $14,122,000 at April 30, 1996.

                           (11) SEGMENT REPORTING

        The Company operates in three industry segments: Construction, Manufacturing and Real Estate.

        The construction segment provides construction services for commercial and industrial projects. The manufacturing segment produces store fixtures for retail outlets, display fixtures for point-of-sale merchandising and other products. The real estate segment develops income-producing properties for sale or for investment. The Company usually provides property management for the properties after development.

        Total revenue by industry segment includes both revenues from unaffiliated customers, as reported in the Company's consolidated statements of operations, and intersegment revenues, which are generally at prices negotiated between segments.

        Identifiable assets are those that are used in the Company's operations in each segment including receivables due from other segments. The parent company's identifiable assets are primarily cash and cash equivalents, cash surrender value of life insurance and receivables and notes receivable due from subsidiaries.

        The Company had revenues from The Home Depot, Inc., primarily representing revenues in the construction segment, aggregating 51%, 48% and 43% of consolidated revenues in 1997, 1996 and 1995, respectively. Revenues from Baby Superstore, Inc., primarily representing revenues in the construction segment, constituted 18% and 16% of consolidated revenues in 1996 and 1995, respectively. The three segments had revenues from Kmart corporation aggregating 11% of consolidated revenues in 1995.

        Operating earnings (loss) is total revenue less operating expenses, including depreciation and interest. Selling, shipping, general and administrative and interest costs deducted in the computation of operating earnings (loss) of each segment represent the actual costs incurred by that segment. Allocated parent expenses and income taxes have not been deducted.

                                           Construction    Manufacturing    Real Estate       Parent    Eliminations  Consolidated
----------------------------------------------------------------------------------------------------------------------------------
1997
Revenues from unaffiliated customers       $ 97,976,902    $ 16,661,798    $ 20,985,647   $     --     $     --       $135,624,347
Interest and other income                       138,096          41,460         146,512       257,519      (84,333)        499,254
Intersegment revenue                            345,048           --               --         300,000     (645,048)           --
----------------------------------------------------------------------------------------------------------------------------------
Total Revenue                              $ 98,460,046    $ 16,703,258    $ 21,132,159   $   557,519  $  (729,381)   $136,123,601
==================================================================================================================================
Operating earnings (loss)                  $  3,088,094    $  1,749,033    $  1,003,370   $(1,778,337) $  (213,762)   $  3,848,398
==================================================================================================================================
Identifiable assets                        $ 19,582,800    $ 10,300,421    $ 59,833,984   $ 8,692,770  $(6,910,537)   $ 91,499,438
==================================================================================================================================
Depreciation and amortization              $    226,929    $    600,628    $  2,633,151   $    25,382  $   (84,756)   $  3,401,334
==================================================================================================================================
Capital expenditures                       $    176,539    $    467,771    $  5,184,283   $     --     $     --       $  5,828,593
==================================================================================================================================

1996
Revenues from unaffiliated customers       $107,494,271    $ 14,999,240    $ 11,169,294   $     --     $      --      $133,662,805
Interest and other income                       150,851           9,118         304,121       349,039      (176,694)       636,435
Intersegment revenue                            792,213           --               --         523,040    (1,315,253)           --
----------------------------------------------------------------------------------------------------------------------------------
Total Revenue                              $108,437,335    $ 15,008,358    $ 11,473,415   $   872,079  $ (1,491,947)  $134,299,240
==================================================================================================================================
Operating earnings (loss)                  $  2,806,030    $   (160,226)   $ (1,261,552)  $(1,428,578) $   (422,862)  $   (467,188)
==================================================================================================================================
Identifiable assets                        $ 19,083,228    $  7,717,186    $ 61,428,250   $ 7,464,995  $ (5,058,561)  $ 90,635,098
==================================================================================================================================
Depreciation and amortization              $    198,390    $    586,497    $  2,519,163   $    23,444  $    (84,756)  $  3,242,738
==================================================================================================================================
Capital expenditures                       $    172,112    $     94,498    $  2,024,365   $    72,456  $       --     $  2,363,431
==================================================================================================================================

1995
Revenues from unaffiliated customers       $ 94,039,455    $ 16,348,294    $ 11,761,136   $     --     $       --     $122,148,885
Interest and other income                        89,340           8,245         221,394       316,732      (175,914)       459,797
Intersegment revenue                               --              --              --         558,040      (558,040)          --
----------------------------------------------------------------------------------------------------------------------------------
Total Revenue                              $ 94,128,795    $ 16,356,539    $ 11,982,530   $   874,772  $   (733,954)  $122,608,682
==================================================================================================================================
Operating earnings (loss)                  $  2,550,806    $   (478,235)   $   (900,864)  $(1,228,482) $   (450,244)  $   (507,019)
==================================================================================================================================
Identifiable assets                        $ 14,188,426    $  9,385,838    $ 62,444,725   $ 7,616,258  $ (5,058,502)  $ 88,576,745
==================================================================================================================================
Depreciation and amortization              $    160,916    $    532,417    $  2,453,524   $    16,777  $    (84,756)  $  3,078,878
==================================================================================================================================
Capital expenditures                       $    196,801    $    773,348    $    140,890   $     3,755  $       --     $  1,114,794
==================================================================================================================================
/TABLE

                        SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                                                             Additions
                                                                   -----------------------------
                                                   Balance at      Charged to          Charged to                        Balance
                                                   Beginning       Costs and              Other                          at End
Description                                         of Year         Expenses             Accounts        Deductions      of Year
--------------------------------------------------------------------------------------------------------------------------------
ALLOWANCE FOR DOUBTFUL ACCOUNTS
    Year ended
      April 30, 1997                              $  57,541        $  117,426          $    --         $  109,383<F1>   $ 65,584
================================================================================================================================
    Year ended
      April 30, 1996                              $ 100,189        $  107,837          $    --         $  150,485<F1>   $ 57,541
--------------------------------------------------------------------------------------------------------------------------------
    Year ended
      April 30, 1995                              $  41,041        $   63,559          $    --         $    4,411<F1>   $100,189
--------------------------------------------------------------------------------------------------------------------------------
INVENTORY RESERVES
    Year ended
      April 30, 1997                              $ 757,896        $   203,561         $    --         $  587,010<F2>   $374,447
================================================================================================================================
    Year ended
      April 30, 1996                              $ 773,455        $   160,000         $    --         $  175,559<F2>   $757,896
--------------------------------------------------------------------------------------------------------------------------------
    Year ended
      April 30, 1995                              $ 485,859        $   287,596         $    --         $      --        $773,455
--------------------------------------------------------------------------------------------------------------------------------

<F1>Allowance for doubtful accounts deductions resulted from the subsequent write-off and/or recovery of the related receivable.

<F2> Inventory reserve deductions resulted from the subsequent sale and/or write-off of the related inventory.

/TABLE

                 SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                       April 30, 1997

                                                                                                         Costs
                                                                                                      Capitalized
                                                                                                       Subsequent
                                                                    Initial Cost to Company           to Acquisition
                                                                    --------------------------        ---------------     ---------
                                                                                     Building
                                                                                        and
Description                                        Encumbrances          Land       Improvements       Improvements        Land
----------------------------------------------------------------------------------------------------------------------    --------
INCOME-PRODUCING PROPERTIES:
    Shopping Center - Jackson, MI                  $  2,100,000     $   401,195    $   1,788,183       $  1,134,608      $ 453,293
    Kmart - Tifton, GA                                  701,965         132,894        1,418,266            160,816        132,894
    Shopping Center - Newnan, GA                      5,590,015         696,829        5,291,120            (61,383)       696,829
    Kmart - Morton, IL                                3,317,726          18,005        2,767,765           (115,562)        18,005
    Kmart - Columbus, GA                              2,988,181          11,710        2,356,920             10,078         11,710
    Shopping Center - Englewood, FL                  12,969,345       6,072,805        8,823,506             10,173      6,072,805
    Shopping Center - N. Fort Myers, FL              14,375,049       5,940,143       11,290,778          3,292,621      5,218,754
    Leaseback Shopping Center - Davenport, IA             --              --               2,150            176,261            --
    Leaseback Shopping Center - Jacksonville, FL          --              --              42,151               --              --
    Leaseback Shopping Center - Orange Park, FL           --              --             127,487             35,731            --
    Leaseback Shopping Center - W. St. Paul, MN           --              --                --               54,403            --
    Leaseback Shopping Center - Bayonet Point, FL         --              --                --                9,384            --
-----------------------------------------------------------------------------------------------------------------------------------
                                                     42,042,281      13,273,581       33,908,326          4,707,130      12,604,290
-----------------------------------------------------------------------------------------------------------------------------------
LAND HELD FOR FUTURE DEVELOPMENT
OR SALE:
    Davenport, IA                                         --            183,572             --                --            183,572
    Louisville, KY                                        --             80,011             --                --             80,011
    Oakwood, GA                                           --            234,089             --              543,330         777,419
    North Fort Myers, FL                                  --          2,760,187             --               (3,159)      2,757,028
    Jackson, MI                                           --               --               --               74,687          74,687
-----------------------------------------------------------------------------------------------------------------------------------
                                                          --          3,257,859             --              614,858       3,872,717
-----------------------------------------------------------------------------------------------------------------------------------
PROPERTY HELD FOR SALE (2):
    Kmart-Newark, OH                                  1,310,000         153,900         2,296,100              --           153,900
    Shopping Center - Oakwood, GA                     4,501,067         556,416         3,568,163            53,296         556,416
    North Fort Myers, FL                                  --            640,605             --               72,453         713,058
-----------------------------------------------------------------------------------------------------------------------------------
                                                      5,811,067       1,350,921         5,864,263           125,749       1,423,374
-----------------------------------------------------------------------------------------------------------------------------------
                                                    $47,853,348    $ 17,882,361      $ 39,772,589      $  5,447,737     $17,900,381
===================================================================================================================================

                                                      Gross Amounts at Which                                           Life on Which
                                                     Carried at Close of Year                                           Depreciation
                                                 ----------------------------------                                       In Latest
                                                Building                                 Net                               Earnings
                                                   and     Capitalized                Accumulated      Date of     Date   Statement
                                               Improvements  Interest   Total <F1>   Depreciation  Construction Acquired is Computed
                                               -------------------------------------------------------------------------------------
INCOME-PRODUCING PROPERTIES:
    Shopping Center - Jackson, MI                $ 2,922,791 $   89,866  $ 3,465,950  $ 1,866,970    1972, 1996      --    39 years
    Kmart - Tifton, GA                             1,579,082     88,237    1,800,213    1,394,222    1974, 1991      --    25 years
    Shopping Center - Newnan, GA                   5,229,737    311,528    6,238,094    2,736,017  1974,1987,1989    --   31.5 years
    Kmart - Morton, IL                             2,652,203       --      2,670,208    1,882,123    1980, 1992      --    25 years
    Kmart - Columbus, GA                           2,366,998    238,970    2,617,678    1,724,267    1980, 1988      --    25 years
    Shopping Center - Englewood, FL                8,833,679  1,346,273   16,252,757    2,320,999        1990        --    32 years
    Shopping Center - N. Fort Myers, FL           14,583,399  4,470,789   24,272,942    2,405,522    1993, 1996      --  31.5 years
    Leaseback Shopping Center - Davenport, IA        178,411       --        178,411       40,355        1995        --     7 years
    Leaseback Shopping Center - Jacksonville, FL      42,151       --         42,151        7,587        1994        --    25 years
    Leaseback Shopping Center - Orange Park, FL      163,218       --        163,218       51,386        1995        --     7 years
    Leaseback Shopping Center - W. St. Paul, MN       54,403       --         54,403       11,554        1996        --     8 years
    Leaseback Shopping Center - Bayonet Point, FL      9,384       --          9,384         --          1997        --      -- (7)
                                                  ------------------------------------------------
                                                  38,615,456  6,545,663   57,765,409    14,441,002
                                                  ------------------------------------------------
LAND HELD FOR FUTURE DEVELOPMENT
OR SALE:
    Davenport, IA                                        --        --        183,572         --           --         1977       --
    Louisville, KY                                       --        --         80,011         --           --         1979       --
    Oakwood, GA                                          --       16,644     794,063         --           --         1987       --
    North Fort Myers, FL                                 --        --      2,757,028         --           --         1994       --
    Jackson, MI                                          --        --         74,687         --           --         1997       --
                                                   -----------------------------------------------
                                                         --       16,644   3,889,361         --
                                                   ------------------------------------------------
PROPERTY HELD FOR SALE <F2>:
    Kmart-Newark, OH                               2,296,100       --      2,450,000     1,606,890       1979         --   25 years
    Shopping Center - Oakwood, GA                  3,621,459     384,700   4,562,575     1,414,409       1988         -- 31.5 years
    North Fort Myers, FL                                 --        --        713,058         --           --      1993,1996     --
                                               ---------------------------------------------------
                                                   5,917,559     384,700   7,725,633     3,021,299
                                               ---------------------------------------------------
                                               $  44,533,015  $6,947,007 $69,380,403   $17,462,301
                                               ===================================================

    NOTE: Reconciliations of total real estate carrying value and accumulated depreciation for the three years ended April 30, 1997 are as follows:


                                                           Real Estate                       Accumulated Depreciation
                                           ----------------------------------------    ------------------------------------------
                                               1997           1996         1995           1997           1996             1995
                                           ----------------------------------------    ------------------------------------------
BALANCE AT BEGINNING OF YEAR               $75,750,977    $73,767,825   $73,927,553    $20,108,134    $18,033,487    $ 15,950,677
ADDITIONS DURING YEAR
    Additions                                4,771,612<F3>  1,983,152<F3>   182,539          --             --               --
    Depreciation                                 --              --            --        2,102,932      2,074,647       2,082,810
                                           ----------------------------------------   -------------------------------------------
                                             4,771,612      1,983,152       182,539      2,102,932      2,074,647       2,082,810
                                           ----------------------------------------   -------------------------------------------
DEDUCTIONS DURING YEAR
    Accumulated depreciation on
      properties sold in 1997                    --              --           --         4,748,765           --               --
    Carrying value of real estate
      sold and retirements                   8,392,186<F5>       --        342,267<F4>        --             --               --
    Provision for impairment on income-
      producing property                     2,750,000<F6>       --           --              --             --               --
                                           ---------------------------------------     -----------------------------------------
                                            11,142,186           --        342,267       4,748,765           --               --
                                           ---------------------------------------     ------------------------------------------
BALANCE AT CLOSE OF YEAR                   $69,380,403    $ 75,750,977 $73,767,825     $17,462,301    $20,108,134     $18,033,487
                                           =======================================     ===========================================
NOTES:
(1) The aggregated cost for land and building and improvements for federal income tax purposes at April 30, 1997 is $67,995,399.
(2) The manufacturing facility, which is classified as property held for sale in the April 30, 1997 consolidated balance sheet included herein, is not included in this schedule as it is not part of the Company's real estate operations.
(3) Primarily represents additions to a shopping center development in North
    Fort Myers, Florida and a Kroger in Jackson, Michigan.
(4) Primarily represents sales of land in North Fort Myers, Florida, Atlanta,
    Georgia and Gwinnett County, Georgia.
(5) Primarily represents sales of three freestanding Kmarts in Niles,
    Michigan, Warner Robins, Georgia and Shawnee, Oklahoma.
(6) Represents a provision for impairment which was recorded to reduce the carrying value of a shopping center in North Fort Myers, Florida to its estimated fair value.
(7) Represents construction in progress which has not been depreciated.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH INDEPENDENT AUDITORS ON ACCOUNTING
        AND FINANCIAL DISCLOSURE.

        Not applicable.

                                        PART III
                                      ITEMS 10-13.
        The information contained under the headings "Nomination and Election of Directors," "Principal Holders of the Company's Securities" and
"Compensation of Executive Officers and Directors" in the Company's definitive proxy materials for its 1997 Annual Meeting of Shareholders, filed with the Securities and Exchange Commission contemporaneously herewith, is incorporated herein by reference.

        For purposes of determining the aggregate market value of the Company's voting stock held by nonaffiliates, shares held directly or indirectly by all Directors and Executive Officers of the Company have been excluded. The exclusion of such shares is not intended to, and shall not, constitute a determination as to which persons or entities may be "affiliates" of the Company as defined by the Securities and Exchange
Commission.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)    The following documents are filed as part of this Annual
       Report on Form 10-K:

        1.  Financial Statements:
            Independent Auditor's Report
            Consolidated Balance Sheets at April 30, 1997 and 1996
            Consolidated Statement of Operations for the Years Ended April 30,
               1997, 1996 and 1995
            Consolidated Statements of Shareholders' Equity for the Years
               Ended April 30, 1997, 1996 and 1995
            Consolidated Statements of Cash Flows for the Years Ended April 30,
               1997, 1996 and 1995
            Notes to Consolidated Financial Statements

        2.  Financial Statement Schedules:
            Schedule II - Valuation and Qualifying Accounts
            Schedule III - Real Estate and Accumulated Depreciation

        3.  Exhibits:
            Exhibit No.
            3a.    Articles of Incorporation (1)
            3b.    Restated Bylaws
             10a.  Project Financing Agreement by and among Development
                     Authority of Fulton County, Abrams Fixture Corporation, and
                     SunTrust Bank, dated as of June 3, 1985 (2)
             10b.  Abrams Industries, Inc. 1986 Key Employee Incentive Stock
                     Option Plan (3), as amended by Amendment No. 1 to
                     Abrams Industries, Inc. 1986 Key Employee Stock Option
                     Plan, dated May 24, 1988 #
             10c.  Directors' Deferred Compensation Plan (4)#
             10d.  Edward M. Abrams Split Dollar Life Insurance Agreement
                     dated July 29, 1991 (5)#
             10e.  Joseph H. Rubin Split Dollar Life Insurance Agreement
                     dated August 27, 1991 (5)#
            10f.   Bernard W. Abrams Split Dollar Life Insurance Agreement
                     dated July 16, 1993 (6)#
            10g.   Bernard W. Abrams Employment Agreement dated
                     August 23, 1995 (7)#
            13.    Annual Report to Shareholders for the fiscal year ended
                     April 30, 1997
            21.    List of the Company's Subsidiaries (8)
            27.    Financial Data Schedule
            99.    Proxy Statement for 1997 Annual Meeting of Shareholders

Explanation of Exhibits
(1) This exhibit is incorporated by reference to the Company's Form 10-K for the year ended April 30, 1985.
(2) This exhibit is incorporated by reference to the Company's Form 10-Q for the quarter ended July 31, 1985.
(3) This exhibit is incorporated by reference to the Company's Form 10-K for the year ended April 30, 1986.
(4) This exhibit is incorporated by reference to the Company's Form 10-K for the year ended April 30, 1991.
(5) These exhibits are incorporated by reference to the Company's Form 10-K for the year ended April 30, 1993.
(6) This exhibit is incorporated by reference to the Company's Form 10-K for the year ended April 30, 1994.
(7) This exhibit is incorporated by reference to the Company's Form 10-Q for the quarter ended October 31, 1995.
(8) This exhibit is incorporated by reference to the Company's Form 10-K for the year ended April 30, 1996.
#  Management compensatory plans or arrangement.
(b)    Reports on Form 8-K: None filed during the fourth quarter of fiscal
         1997.
(c) The Company hereby files as exhibits to this Annual Report on Form 10-K the exhibits set forth in Item 14(a)3 hereof.
(d) The Company hereby files as financial statement schedules to this Annual Report on Form 10-K the financial statement schedules set forth in Item 14(a)2 hereof.

                         SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities
Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             ABRAMS INDUSTRIES, INC.

Dated: July 10, 1997                     By: /s/ Edward M. Abrams
                                             Edward M. Abrams
                                             Chairman of the Board of Directors
                                             and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: July 10, 1997                         /s/ Edward M. Abrams
                                             Edward M. Abrams
                                             Chairman of the Board of Directors
                                             and Chief Executive Officer

Dated: July 10, 1997                        /s/ Joseph H. Rubin
                                            Joseph H. Rubin
                                            Director, President and Chief Operating Officer

Dated: July 10, 1997                        /s/ Bernard W. Abrams
                                            Bernard W. Abrams
                                            Director, Chairman of the Executive Committee

Dated: July 10, 1997                        /s/ Alan R. Abrams
                                            Alan R. Abrams
                                            Director

Dated: July 10, 1997                        /s/ J. Andrew Abrams
                                            J. Andrew Abrams
                                            Director

Dated: July 10, 1997                        /s/ Richard H. Danielson
                                            Richard H. Danielson
                                            Director

Dated: July 10, 1997                        /s/ Paula Lawton Bevington
                                            Paula Lawton Bevington
                                            Director

Dated: July 10, 1997                        /s/ Donald W. MacLeod
                                            Donald W. MacLeod
                                            Director

Dated: July 10, 1997                        /s/ Anthony Montag
                                            Anthony Montag
                                            Director

Dated: July 10, 1997                        /s/ Felker W. Ward, Jr.
                                            Felker W. Ward, Jr.
                                            Director

Dated: July 10, 1997                        /s/ Melinda S. Garrett
                                            Melinda S. Garrett
                                            Chief Financial Officer and
                                            Chief Accounting Officer
