Form 10-Q
period 1997-07-31
ABRAMS INDUSTRIES INC
filed 1997-09-04
CIK 1923

SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.  20549

                              FORM 10-Q
                          QUARTERLY REPORT

                 Pursuant to Section 13 or 15(d) of
                 the Securities Exchange Act of 1934

For the Quarter Ended                       Commission File No.
    July 31, 1997                                 0-10146


                       ABRAMS INDUSTRIES, INC.
       (Exact name of Registrant as specified in its charter)


     Georgia                                      58-0522129
(State or other jurisdiction of     (I.R.S. Employer Identification No.)
incorporation or organization)


        1945 The Exchange, Suite 300, Atlanta, Georgia   30339
     (Address of principal executive offices)           (Zip Code)

                           (770) 953-0304
        (Registrant's telephone number, including area code)

   5775-A Glenridge Drive, N.E., Suite 202, Atlanta, Georgia 30328 (Former name, former address and former fiscal year, if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes /x/   No  / /

The number of shares of $1.00 par value Common Stock of the Registrant outstanding as of August 15, 1997 was 2,942,356.
                   PART 1.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
-----------------------------

                       ABRAMS INDUSTRIES, INC.
                     CONSOLIDATED BALANCE SHEETS
                             (UNAUDITED)
                                                                                July 31, 1997              April 30, 1997
                                                                                -------------              --------------
 ASSETS
 ------
 CURRENT ASSETS

     Cash and cash equivalents                                                  $  5,848,296                 $ 7,611,051
     Receivables (note 2)                                                         22,839,696                  18,980,745
         Less: Allowance for doubtful accounts                                       (12,693)                    (65,584)
     Inventories, net (note 3)                                                     1,578,279                   1,557,964
     Costs and earnings in excess of billings                                      5,961,714                   2,785,340
     Property held for sale (note 4)                                               6,516,737                   6,577,973
     Deferred income taxes                                                           682,321                     682,321
     Other                                                                           951,637                     467,733
                                                                                  ----------                  ----------
         Total current assets                                                     44,365,987                  38,597,543
                                                                                  ----------                  ----------
 INCOME-PRODUCING PROPERTIES, net                                                 42,546,723                  43,324,407
 PROPERTY, PLANT AND EQUIPMENT, net                                                1,643,238                   1,703,948

 LAND HELD FOR FUTURE DEVELOPMENT OR SALE                                          3,889,361                   3,889,361

 OTHER ASSETS
     Notes receivable                                                                499,114                     515,832
     Cash surrender value of life insurance on officers, net                       1,042,480                   1,021,481
     Deferred loan costs, net                                                        591,359                     531,812
     Other                                                                         2,172,098                   1,915,054
                                                                                  ----------                  ----------
                                                                                 $96,750,360                 $91,499,438
                                                                                  ==========                  ==========
 LIABILITIES AND SHAREHOLDERS' EQUITY

 CURRENT LIABILITIES
     Trade and subcontractors payables                                           $18,569,992                 $10,385,079
     Billings in excess of costs and earnings                                      1,912,309                   1,148,665
     Accrued expenses                                                              2,585,358                   5,881,257
     Deferred income                                                                 550,935                     687,252
     Current maturities of long-term debt (note 4)                                 7,854,049                   7,420,171
                                                                                  ----------                  ----------
         Total current liabilities                                                31,472,643                  25,522,424
                                                                                  ----------                  ----------
 DEFERRED INCOME TAXES                                                             1,884,453                   1,884,453

 OTHER LIABILITIES                                                                 1,041,522                     848,462

 MORTGAGE NOTES AND BONDS PAYABLE, less current maturities                        24,196,800                  24,919,282

 OTHER LONG-TERM DEBT, less current maturities                                    16,123,390                  16,199,603
                                                                                  ----------                  ----------
         Total liabilities                                                        74,718,808                  69,374,224
                                                                                  ----------                  ----------

 SHAREHOLDERS' EQUITY

     Common stock, $1 par value; authorized 5,000,000 shares;
       3,014,039 issued in 1998 and 3,010,039 issued in 1997 and
       2,942,356 outstanding in 1998 and 2,938,356 outstanding in 1997             3,014,039                   3,010,039
     Additional paid-in capital                                                    2,019,690                   2,012,190
     Retained earnings                                                            17,368,374                  17,473,536
                                                                                  ----------                  ----------
                                                                                  22,402,103                  22,495,765
          Less cost of treasury stock                                                370,551                     370,551
                                                                                  ----------                  ----------
       Total shareholders' equity                                                 22,031,552                  22,125,214
                                                                                  ----------                  ----------
                                                                                 $96,750,360                 $91,499,438
                                                                                  ==========                  ==========

See accompanying notes to consolidated financial statements.

                          ABRAMS INDUSTRIES, INC.
                  CONSOLIDATED STATEMENTS OF OPERATIONS
                               (UNAUDITED)

                                                                                FIRST QUARTER ENDED JULY 31,
                                                                       -----------------------------------------
                                                                          1997                          1996
                                                                       -----------                   -----------
REVENUES
    Construction                                                       $38,397,378                   $21,546,879
    Manufacturing                                                        3,316,333                     3,561,312
    Real estate                                                          3,415,816                     3,190,785
                                                                        ----------                    ----------
                                                                        45,129,527                    28,298,976
        Less: Intersegment eliminations                                    -                            (329,593)
                                                                        ----------                    ----------
                                                                        45,129,527                    27,969,383
    Interest                                                               118,693                       114,767
    Other                                                                   11,099                        35,420
                                                                        ----------                    ----------
                                                                        45,259,319                    28,119,570
                                                                        ----------                    ----------
COSTS AND EXPENSES
    Applicable to REVENUES--
      Construction                                                      36,938,279                    20,361,258
      Manufacturing                                                      2,514,231                     2,427,176
      Real estate, exclusive of interest                                 1,779,414                     1,882,901
                                                                        ----------                    ----------
                                                                        41,231,924                    24,671,335
        Less: Intersegment eliminations                                    -                            (325,150)
                                                                        ----------                    ----------
                                                                        41,231,924                    24,346,185
                                                                        ----------                    ----------
    Selling, shipping, general and administrative
      Construction                                                         699,308                       593,652
      Manufacturing                                                        978,480                       883,502
      Real estate                                                          532,954                       404,439
      Parent                                                               553,535                       545,499
                                                                        ----------                    ----------
                                                                         2,764,277                     2,427,092
                                                                        ----------                    ----------
    Interest costs incurred, less interest capitalized                   1,091,323                     1,174,866
                                                                        ----------                    ----------
                                                                        45,087,524                    27,948,143
                                                                        ----------                    ----------

EARNINGS BEFORE INCOME TAXES                                               171,795                       171,427

INCOME TAX EXPENSE                                                          71,000                        65,000
                                                                        ----------                    ----------
NET EARNINGS                                                           $   100,795                   $   106,427
                                                                        ==========                    ==========

NET EARNINGS PER SHARE                                                 $       .03                   $      .040
                                                                        ==========                    ==========
DIVIDENDS PER SHARE                                                    $       .07                   $      .015
                                                                        ==========                    ==========
WEIGHTED AVERAGE SHARES
    OUTSTANDING                                                          2,940,445                     2,970,856
                                                                        ==========                    ==========

See accompanying notes to consolidated financial statements.

                         ABRAMS INDUSTRIES, INC.
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (UNAUDITED)

                                                                                  FIRST QUARTER ENDED JULY 31,
                                                                           ----------------------------------------
                                                                                 1997                      1996
                                                                           ------------               ------------
Cash flows from operating activities
    Net earnings                                                           $    100,795               $    106,427
    Adjustments to reconcile net earnings to net cash
      provided by (used in) operating activities
        Depreciation and amortization                                           703,304                    830,310
        Gain on sale of real estate                                            (360,604)                   (94,753)
        Decrease (increase) in assets
            Receivables                                                      (3,911,842)                 1,745,960
            Inventories                                                         (20,315)                   369,833
            Costs and earnings in excess of billings                         (3,176,374)                   214,577
            Other current assets                                               (422,668)                  (243,307)
            Other assets                                                       (278,243)                   (26,560)
       Increase (decrease) in liabilities
            Accounts payable                                                  8,184,913                 (2,389,139)
            Billings in excess of costs and earnings                            763,644                    637,727
            Accrued expenses                                                 (3,295,899)                (1,311,298)
            Deferred income                                                    (136,317)                       -
            Other liabilities                                                   193,060                    192,155
                                                                             ----------                 ----------
      Net cash provided by (used in) operating activities                    (1,656,546)                    31,932
                                                                             ----------                 ----------
Cash flows from investing activities
    Proceeds from sale of real estate                                           770,000                    256,000
    Additions to properties, property, plant and
      equipment, net                                                           (228,195)                (1,036,539)
                                                                             ----------                 ----------
      Net cash provided by (used in) investing activities                       541,805                   (780,539)
                                                                             ----------                 ----------
Cash flows from financing activities
    Debt proceeds                                                                -                         571,646
    Debt repayments                                                            (364,817)                  (372,276)
    Additions to deferred loan costs                                            (88,740)                   -
    Cash dividends                                                             (205,957)                   (44,555)
    Exercise of stock options                                                    11,500                    -
                                                                             ----------                 ----------
      Net cash provided by (used in) financing activities                      (648,014)                   154,815
                                                                             ----------                 ----------
Net decrease in cash and cash equivalents                                    (1,762,755)                  (593,792)
Cash and cash equivalents at beginning of period                              7,611,051                  5,452,453
                                                                             ----------                 ----------
Cash and cash equivalents at end of period                                 $  5,848,296               $  4,858,661
                                                                             ==========                 ==========
Supplemental disclosure of non-cash investing and
    financing activities
        Accrual of construction allowance payable                          $       -                  $  3,702,039
                                                                             ==========                 ==========
Supplemental schedule of cash flow information
    Interest paid, net of amounts capitalized                              $  1,093,232               $  1,227,568
                                                                             ==========                 ==========
    Income taxes paid, net of refunds                                      $    470,642               $     80,291
                                                                             ==========                 ==========

See accompanying notes to consolidated financial statements.

                         ABRAMS INDUSTRIES, INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     JULY 31, 1997 AND APRIL 30, 1997
                               (UNAUDITED)

NOTE 1.  UNAUDITED STATEMENTS
-----------------------------

     The accompanying unaudited consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principles, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, the accompanying financial statements contain all adjustments, which consist solely of normal recurring accruals, necessary for a fair statement of the results for the interim periods presented.
These financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report to Shareholders for the year ended April 30, 1997. Results of operations for interim periods are not necessarily indicative of annual results.

NOTE 2.  RECEIVABLES
--------------------

    All contract and trade receivables are expected to be collected within one year.

NOTE 3.  INVENTORIES
--------------------

    The classes of inventory are as follows:

                                   July 31, 1997        April 30, 1997
                                   -------------        --------------
          Finished goods           $   990,993          $   939,784
          Work in process              127,902              110,119
          Raw materials                459,384              508,061
                                    ----------            ---------
                                   $ 1,578,279          $ 1,557,964
                                    ==========            =========

NOTE 4. PROPERTY HELD FOR SALE
------------------------------

    Property held for sale at July 31, 1997 was the same as that reported at April 30, 1997 with the following exceptions: (1) the Company has entered into a contract to sell a property in Tifton, Georgia that is tenanted by Kmart Corporation and (2) the Company sold an outparcel located in North Fort Myers, Florida. The Tifton, Georgia contract is for $1,688,000, which includes an assumption by the purchaser of the balance of the mortgage outstanding on the date of closing. The mortgage balance at July 31, 1997 was $684,635. The North Fort Myers outparcel was sold for $770,000 cash in May, 1997. The sale resulted in a gain of $360,604. The Company's shopping center in Oakwood, Georgia, which was included in Property held for sale at July 31, 1997, closed in August, 1997. The contract price was $1,607,751 in cash plus assumption by the purchaser of the mortgage which had a balance of $4,458,107 at July 31, 1997. The

Company's property in Newark, Ohio, tenanted by Kmart corporation, which was included in Property held for sale at July 31, 1997, also closed in August, 1997. The contract amount was $225,000 in cash plus assumption by the purchaser of the mortgage which had a balance of $1,265,000 as of July 31, 1997. Both properties were sold at a gain. The Company expects to sell another outparcel in North Fort Myers, Florida and is marketing for sale its primary manufacturing facility in Atlanta, Georgia. Management intends to move the manufacturing segment into a new facility. Each of the remaining properties is expected to be sold at a gain during fiscal 1998. The carrying amounts of these properties have been classified as Property held for sale in the accompanying July 31, 1997 consolidated balance sheet. The mortgage balances associated with these properties are included in Current maturities of long-term debt.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
------------------------------------------------------------------------
RESULTS OF OPERATIONS.
----------------------

Changes in CONSOLIDATED BALANCE SHEETS between April 30, 1997, and
------------------------------------------------------------------
July 31, 1997.
--------------

    Accounts receivable increased by $3,911,842, Cost and earnings in excess of billings increased by $3,176,374, Accounts payable increased by $8,184,913 and Billings in excess of costs and earnings increased by $763,644, because of the timing of the submission and payment of invoices for construction work performed. Accrued expenses decreased by $3,295,899 because of the payment of year-end accruals.

Results of operations of first quarter of fiscal 1998 compared to first
-----------------------------------------------------------------------
quarter of fiscal 1997.
-----------------------

                                 REVENUES
The figures in Chart A are before Intersegment eliminations and do not include Interest income or Other income.

                                                      CHART A
                                            REVENUE SUMMARY BY SEGMENT

                                            First Quarter Ended
                                                                              Amount           Percent
                                                 July 31,                    Increase          Increase
                                        -------------------------------     (Decrease)        (Decrease)
                                             1997              1996          ---------------------------
                                         -----------       ----------
      Construction <F1>                  $38,397,378       $21,546,879        $16,850,499          78
      Manufacturing                        3,316,333         3,561,312           (244,979)        (7)
      Real Estate <F2>                     3,415,816         3,190,785            225,031          7
                                        -------------------------------------------------------------
                                         $45,129,527       $28,298,976        $16,830,551          59
                                        =============================================================

                             NOTES TO CHART A
                             ----------------

<F1> REVENUES for the first quarter 1998 were higher than those of the first quarter 1997 primarily because of increased sales to one of the Company's customers.

<F2> REVENUES for the first quarter 1998 were higher than those of the first quarter 1997 because of a land sale -- $770,000 this year versus $256,000 last year. This increase was partially offset by decreased rental income -- $257,000 which was a result of the sale of three Kmarts last year.

    The following table indicates the backlog of contracts, orders and expected rentals for the next twelve months by industry segment:

                                                           July 31,
                                               -----------------------------
                                                   1997             1996
                                                -----------      -----------
     Construction                               $41,039,000      $35,622,000
     Manufacturing                                8,405,000        5,029,000
     Real Estate                                 18,400,000       10,867,000
                                                 ----------       ----------
             Total Backlog                      $67,844,000      $51,518,000
                                                 ==========       ==========


               COSTS AND EXPENSES:  Applicable to REVENUES

    As a percentage of Segment REVENUES (See Chart A) for the first quarter 1998 and 1997, the applicable COSTS AND EXPENSES (See Chart B) were 91% and 87%, respectively. The figures in Chart B are prior to Intersegment eliminations.

                                        CHART B
                COSTS AND EXPENSES APPLICABLE TO REVENUES SUMMARY BY SEGMENT


                                                                           Percent of Segment Revenues
                                                 First Quarter Ended           For First Quarter Ended
                                                      July 31,                       July 31,
                                        --------------------------------------------------------------
                                              1997              1996           1997           1996
                                        --------------------------------------------------------------
      Construction <F1>                  $36,938,279       $20,361,258          96             94
      Manufacturing <F2>                   2,514,231         2,427,176          76             68
      Real Estate <F3>                     1,779,414         1,882,901          52             59
                                        ---------------------------------------------------------
                                         $41,231,924       $24,671,335          91             87
                                        =========================================================

                                                 NOTES TO CHART B
                                                 ----------------

<F1> The increase in the dollar amount and percentage of COSTS AND EXPENSES
Applicable to REVENUES for the first quarter 1998 compared to the first quarter 1997 is attributable to the following: (a) inclement weather which resulted in increased costs to complete jobs; (b) some increased material and subcontractor costs; and (c) increased competition for the construction of new buildings which resulted in lower gross profit margins.

<F2> The increase in the dollar amount and percentage of COSTS AND EXPENSES
Applicable to REVENUES for the first quarter 1998 compared to the first quarter 1997 is attributable to the product mix of fixtures sold and the cost of the installation of fixtures. The installation of fixtures is a new line of business for the Company and does not command as high of a gross profit margin as that in the manufacturing of fixtures.

<F3> The decrease in both the dollar amount and percentage of COSTS AND
EXPENSES Applicable to REVENUES for the first quarter 1998 compared to the first quarter 1997 is attributable to decreased: (a) operating expenses of the three Kmarts that were sold last year -- $72,000; (b) expenses incurred in 1997 associated with the assignment of a sale leaseback property to the fee owner -- $172,000; and (c) shopping center operating expenses in 1997 -- $68,000. These decreases were partially offset by the cost of land sold -- $409,000 this year versus $161,000 last year.

          SELLING, SHIPPING, GENERAL AND ADMINISTRATIVE EXPENSES

     For the first quarter 1998 and for the first quarter 1997, Selling, shipping, general and administrative expenses were $2,764,277 and $2,427,092, respectively. As a percentage of Consolidated REVENUES, these expenses were 6% and 9%, respectively. In reviewing Chart C, the reader should recognize that the volume of revenues generally will affect the amounts and percentages. The percentages in Chart C are based upon expenses as they relate to Segment REVENUES (Chart A) prior to Intersegment eliminations, except that Parent and Total expenses relate to Consolidated REVENUES.

                                                                     CHART C
                                        SELLING, SHIPPING, GENERAL AND ADMINISTRATIVE EXPENSES BY SEGMENT

                                                                           Percent of Segment Revenues
                                                First Quarter Ended         For First Quarter Ended
                                                      July 31,                       July 31,
                                        --------------------------------------------------------------
                                              1997             1996            1997          1996
                                        --------------------------------------------------------------
      Construction <F1>                  $  699,308         $ 593,652            2             3
      Manufacturing <F2>                    978,480           883,502           30            25
      Real Estate <F3>                      532,954           404,439           16            13
      Parent                                553,535           545,499            1             2
                                        ---------------------------------------------------------------
                                         $2,764,277        $2,427,092            6             9
                                        ===============================================================

                                                 NOTES TO CHART C
                                                 ----------------

<F1> On a dollar basis, Selling, shipping, general and administrative expenses were higher for the first quarter 1998 compared to the first quarter 1997 because of increased: (a) promotional and competitive bidding expenses -- $49,000; (b) incentive compensation expenses -- $39,000; and (c) health insurance costs -- $27,000.

<F2> On a dollar and percentage basis, Selling, shipping, general and administrative expenses were higher for the first quarter 1998 compared to the first quarter 1997 primarily because of increased personnel and benefit costs.

<F3>On a dollar and percentage basis, Selling, shipping, general and administrative expenses were higher for the first quarter 1998 compared to the first quarter 1997 because of increased: (a) personnel costs -- $70,000; (b) accounting expenses -- $28,000; and (c) incentive compensation expenses -- $25,000.

Liquidity and capital resources.
--------------------------------

    Between April 30, 1997, and July 31, 1997, working capital decreased by $181,775. Operating activities used cash of $1,656,546. Investing activities provided cash of $770,000 from the proceeds of the sale of an
outparcel in North Fort Myers, Florida.   However, this was partially
offset by $228,195 for additions to properties, property, plant and equipment. Financing activities used cash of $648,014 primarily to repay loans on the Company's mortgaged real estate and to pay cash dividends. At July 31, 1997, the Company and its subsidiaries had available unsecured committed lines of credit totaling $9,000,000, against which none was outstanding.

                       PART II.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------
(a)   Exhibit 27 - Financial Data Schedule (for SEC use)

(b) The Registrant has not filed any reports on form 8-K during the quarter ended July 31, 1997.

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



                                            ABRAMS INDUSTRIES, INC.
                                            -----------------------
                                                  (Registrant)


Date: September 4, 1997                      /s/ Joseph H. Rubin
                                            Joseph H. Rubin
                                            Chief Executive Officer




                                             /s/ Melinda S. Garrett
Date: September 4, 1997                        Melinda S. Garrett
                                             Chief Financial Officer