Form 10-Q
period 1997-10-31
ABRAMS INDUSTRIES INC
filed 1997-12-12
CIK 1923

SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549

                                FORM 10-Q
                             QUARTERLY REPORT

                    Pursuant to Section 13 or 15(d) of
                   the Securities Exchange Act of 1934

For the Quarter Ended            Commission File No.
 October 31, 1997                      0-10146
----------------------           -------------------

                         ABRAMS INDUSTRIES, INC.
          -----------------------------------------------------
          (Exact name of Registrant as specified in its charter)


           Georgia                                58-0522129
-------------------------------       ------------------------------------
(State or other jurisdiction of       (I.R.S. Employer Identification No.)
incorporation or organization)


       1945 The Exchange, Suite 300, Atlanta, Georgia       30339
       -------------------------------------------------------------
       (Address of principal executive offices)           (Zip Code)

                          (770) 953-0304
      ----------------------------------------------------
      (Registrant's telephone number, including area code)

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

                          Yes /X/   No  / /

The number of shares of $1.00 par value Common Stock of the Registrant outstanding as of November 30, 1997 was 2,936,356.
                  PART 1.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                     ABRAMS INDUSTRIES, INC.
                   CONSOLIDATED BALANCE SHEETS
                           (UNAUDITED)

                                                                                  October 31, 1997              April 30, 1997
                                                                                  ----------------              --------------
 ASSETS
 ------

 CURRENT ASSETS
     Cash and cash equivalents                                                    $    3,226,447                  $  7,611,051
     Receivables (note 2)                                                             23,459,250                    18,980,745
           Less: Allowance for doubtful accounts                                         (39,329)                      (65,584)
     Inventories, net (note 3)                                                         1,620,961                     1,557,964
     Costs and earnings in excess of billings                                          7,492,340                     2,785,340
     Property held for sale                                                            1,782,474                     6,577,973
     Deferred income taxes                                                               682,321                       682,321
     Other                                                                               916,548                       467,733
                                                                                   -------------                  ------------
         Total current assets                                                         39,141,012                    38,597,543
                                                                                   -------------                  ------------
 INCOME-PRODUCING PROPERTIES, net                                                     54,748,374                    43,324,407
 PROPERTY, PLANT AND EQUIPMENT, net                                                    3,785,505                     1,703,948
 LAND HELD FOR FUTURE DEVELOPMENT OR SALE                                              4,237,845                     3,889,361
 OTHER ASSETS
     Notes receivable                                                                    474,365                       515,832
     Cash surrender value of life insurance on officers, net                           1,063,480                     1,021,481
     Deferred loan costs, net                                                            590,888                       531,812
     Other                                                                             2,056,514                     1,915,054
                                                                                    ------------                  ------------
                                                                                    $106,097,983                   $91,499,438
                                                                                    ============                  ============
 LIABILITIES AND SHAREHOLDERS' EQUITY
 ------------------------------------

 CURRENT LIABILITIES
     Trade and subcontractors payables                                             $  17,300,788                   $10,385,079
     Billings in excess of costs and earnings                                          2,272,757                     1,148,665
     Accrued expenses                                                                  3,723,864                     5,881,257
     Deferred income                                                                     286,273                       687,252
     Short-term borrowings                                                             6,372,000                         -
     Current maturities of long-term debt                                              1,446,412                     7,420,171
                                                                                    ------------                   -----------
         Total current liabilities                                                    31,402,094                    25,522,424
                                                                                    ------------                   -----------
 DEFERRED INOME TAXES                                                                  3,594,113                     1,884,453
 OTHER LIABILTIES                                                                      1,074,940                       848,462
 MORTGAGE NOTES AND BONDS PAYABLE, less current maturities                            27,459,871                    24,919,282
 OTHER LONG-TERM DEBT, less current maturities                                        17,740,726                    16,199,603
                                                                                    ------------                   -----------
         Total liabilities                                                            81,271,744                    69,374,224
                                                                                    ------------                   -----------
 SHAREHOLDERS' EQUITY
     Common stock, $1 par value; authorized 5,000,000 shares;
       3,014,039 issued in 1998 and 3,010,039 issued in 1997 and
       2,936,356 outstanding in 1998 and 2,938,356 outstanding in 1997                 3,014,039                     3,010,039
     Additional paid-in capital                                                        2,019,690                     2,012,190
     Retained earnings                                                                20,205,061                    17,473,536
                                                                                    ------------                   -----------
                                                                                      25,238,790                    22,495,765
          Less cost of treasury stock                                                    412,551                       370,551
                                                                                    ------------                   -----------
       Total shareholders' equity                                                     24,826,239                    22,125,214
                                                                                    ------------                   -----------
                                                                                    $106,097,983                   $91,499,438
                                                                                    ============                   ===========

See accompanying notes to consolidated financial statements.
                     ABRAMS INDUSTRIES, INC.
             CONSOLIDATED STATEMENTS OF EARNINGS
                        (UNAUDITED)

                                                                  SECOND QUARTER ENDED                    SIX MONTHS ENDED
                                                                        OCTOBER 31,                          OCTOBER 31,
                                                            -----------------------------      ----------------------------------
                                                                 1997               1996             1997                1996
                                                            -----------        -----------      ------------          -----------
REVENUES
    Construction                                            $38,799,113        $24,639,225      $  77,196,491         $46,186,104
    Manufacturing                                             4,751,609          3,065,328          8,067,942           6,626,640
    Real estate                                              11,750,270          2,713,933         15,166,086           5,904,718
                                                             ----------        -----------      -------------         -----------
                                                             55,300,992         30,418,486        100,430,519          58,717,462
        Less: Intersegment eliminations                        (134,863)           (15,187)          (134,863)           (344,780)
                                                             ----------        -----------      -------------         -----------
                                                             55,166,129         30,403,299        100,295,656          58,372,682
    Interest                                                    146,554            104,860            265,247             219,627
    Other                                                         9,958             (3,439)            21,057              31,981
                                                             ----------        -----------      -------------         -----------
                                                             55,322,641         30,504,720        100,581,960          58,624,290
                                                             ----------        -----------      -------------         -----------
COSTS AND EXPENSES
    Applicable to REVENUES--
      Construction                                           37,003,045         23,289,167         73,941,324          43,650,425
      Manufacturing                                           3,534,099          2,070,192          6,048,330           4,497,368
      Real estate, exclusive of interest                      6,609,755          1,578,032          8,389,169           3,460,933
                                                             ----------        -----------      -------------         -----------
                                                             47,146,899         26,937,391         88,378,823          51,608,726
        Less: Intersegment eliminations                       (601,016)            (13,995)          (601,016)           (339,145)
                                                             ----------        -----------      -------------         -----------
                                                             46,545,883         26,923,396         87,777,807          51,269,581
                                                             ----------        -----------      -------------         -----------
    Selling, shipping, general and administrative
      Construction                                              782,730            595,487          1,482,038           1,189,139
      Manufacturing                                             982,049            864,345          1,963,484           1,747,847
      Real estate                                               703,296            357,290          1,236,250             761,729
      Parent                                                    586,870            531,822          1,140,405           1,077,321
                                                             ----------        -----------      -------------         -----------
                                                              3,054,945          2,348,944          5,822,177           4,776,036
        Less: Intersegment eliminations                         (64,848)              -               (67,803)               -
                                                             ----------        -----------      -------------         -----------
                                                              2,990,097          2,348,944          5,754,374           4,776,036
                                                             ----------        -----------      -------------         -----------

    Interest costs incurred, less interest capitalized        1,041,520          1,178,119          2,132,843           2,352,985
                                                             ----------        -----------      -------------         -----------
                                                             50,577,500         30,450,459         95,665,024          58,398,602
                                                             ----------        -----------      -------------         -----------
EARNINGS BEFORE INCOME TAXES                                  4,745,141             54,261          4,916,936             225,688

INCOME TAX EXPENSE                                            1,791,000             21,000          1,862,000              86,000
                                                             ----------        -----------      -------------         -----------

NET EARNINGS                                                $ 2,954,141        $    33,261      $   3,054,936         $   139,688
                                                            ===========        ===========      =============         ===========
NET EARNINGS PER SHARE                                      $      1.01        $      .010      $        1.04         $       .05
                                                            ===========        ===========      =============         ===========
DIVIDENDS PER SHARE                                         $       .04        $      .015      $         .11         $       .03
                                                            ===========        ===========      =============         ===========
 WEIGHTED AVERAGE SHARES
    OUTSTANDING                                               2,937,689          2,970,856          2,939,067           2,970,856
                                                            ===========        ===========      =============         ===========

See accompanying notes to consolidated financial statements.

                     ABRAMS INDUSTRIES, INC.
               CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (UNAUDITED)

                                                                                   SIX MONTHS ENDED OCTOBER 31,
                                                                             ---------------------------------------
                                                                                  1997                       1996
                                                                             -----------                 -----------
Cash flows from operating activities
    Net earnings                                                             $  3,054,936                $    139,688
    Adjustments to reconcile net earnings to net cash
      used in operating activities
        Depreciation and amortization                                           1,403,873                   1,716,402
        Gain on sales of real estate                                           (4,868,052)                    (85,914)
        Decrease (increase) in assets
            Receivables                                                        (4,504,760)                   (522,572)
            Inventories                                                           (62,997)                   (193,213)
            Costs and earnings in excess of billings                           (4,707,000)                   (416,509)
            Other current assets                                                 (448,815)                   (111,210)
            Other assets                                                          (98,083)                   (665,229)
       Increase (decrease) in liabilities
            Accounts payable                                                    6,915,709                    (491,602)
            Billings in excess of costs and earnings                            1,124,092                     870,157
            Accrued expenses                                                   (2,157,393)                   (820,521)
            Deferred income                                                      (400,979)                       -
            Deferred income taxes                                               1,709,660                        -
            Other liabilities                                                     226,478                     170,681
                                                                             ------------                ------------
      Net cash used in operating activities                                    (2,813,331)                   (409,842)
                                                                             ------------                ------------
Cash flows from investing activities
    Proceeds from sales of real estate                                         10,024,650                     256,000
    Additions to properties, property, plant and
      equipment, net                                                          (15,527,931)                   (973,455)
                                                                             ------------                ------------
      Net cash used in investing activities                                    (5,503,281)                   (717,455)
                                                                             ------------                ------------
Cash flows from financing activities
    Debt proceeds                                                              13,655,020                     862,937
    Debt repayments                                                            (9,175,065)                   (710,685)
    Additions to deferred loan costs                                             (194,028)                       -
    Cash dividends                                                               (323,419)                    (89,108)
    Exercised option proceeds                                                      11,500                        -
    Repurchase of common stock                                                    (42,000)                       -
                                                                             ------------                ------------
      Net cash provided by financing activities                                 3,932,008                      63,144
                                                                             ------------                ------------
Net decrease in cash and cash equivalents                                      (4,384,604)                 (1,064,153)
Cash and cash equivalents at beginning of period                                7,611,051                   5,452,453
                                                                             ------------                ------------
Cash and cash equivalents at end of period                                   $  3,226,447                $  4,388,300
                                                                             ============                ============
Supplemental schedule of cash flow information

    Interest paid, net of amounts capitalized                                $  2,085,127                $  2,457,791
                                                                             ============                ============
    Income taxes paid, net of refunds                                        $    799,671                $    166,002
                                                                             ============                ============

Supplemental schedule of non-cash investing activities
    Accrual of construction allowance payable                                $        -                  $  3,702,039
                                                                             ============                ============

See accompanying notes to consolidated financial statements.

                         ABRAMS INDUSTRIES, INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   OCTOBER 31, 1997 AND APRIL 30, 1997
                               (UNAUDITED)

NOTE 1.  UNAUDITED STATEMENTS

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

NOTE 3.  INVENTORIES

    The classes of inventory are as follows:

                                       October 31, 1997       April 30, 1997
                                       -----------------      --------------
                  Finished goods          $  717,672            $  939,784
                  Work in process            201,161               110,119
                  Raw materials              702,128               508,061
                                          ----------            ----------
                                          $1,620,961            $1,557,964
                                          ==========            ==========


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Changes in CONSOLIDATED BALANCE SHEETS between April 30, 1997, and October 31, 1997.

    Accounts receivable increased by $4,504,760, Costs and earnings in excess of billings increased by $4,707,000, Trade and subcontractors payable increased by $6,915,709 and Billings in excess of costs and earnings increased by $1,124,092, primarily because of the timing of the submission and payment of invoices for construction work performed and increased construction activity.

    Property held for sale decreased $4,795,499 primarily as a result of the sales of a shopping center in Oakwood, Georgia, a Kmart in Newark, Ohio and an outparcel in North Fort Myers, Florida. Each of these properties was sold at a gain. One other outparcel, located in North Fort Myers, Florida has been reclassified from Property held for sale to Land held for future development or sale. On October 31, 1997, the only Property held for sale was the Company's primary manufacturing facility in Atlanta, Georgia which is currently being marketed and is expected to be sold at a gain.

     Income-producing properties increased by $11,423,967 with the purchase of (1) an approximately 66,000 square foot, 4-story office building located in Atlanta, Georgia which the Company partially occupies as its corporate, construction segment and real estate segment headquarters and (2) an approximately 114,000 square foot, twelve building office park located in Marietta, Georgia. This increase was partially offset by the sale of the Tifton, Georgia Kmart, which also sold at a gain.

    Property, plant and equipment increased by $2,081,557, primarily through the purchase of land for the Company's new manufacturing facility. Now under construction, it is expected to be ready for occupancy in the summer, 1998. The Company obtained financing for the land and building through an $11,000,000 taxable bond offering which closed in November 1997.

    Accrued expenses decreased by $2,157,393 because of the payment of year-end accruals.

    Short-term borrowings increased by $6,372,000 reflecting amounts drawn on the Company's bank lines of credit primarily to purchase the office park in Marietta, Georgia discussed above. The Company has made application with a lender to provide permanent, long-term financing for this property and expects to pay off the short-term borrowings in December 1997 with proceeds from the permanent loan.

     Current maturities of long-term debt decreased by $5,973,759 as the mortgages on the sold Oakwood, Georgia shopping center and the Newark, Ohio Kmart (discussed above) were assumed or paid off by the purchasers. In addition, the Company paid off $2,100,000 in current maturities with a $3,500,000 permanent, long-term refinancing of the Jackson, Michigan shopping center.

    Deferred income taxes increased by $1,709,660 with the tax deferral of the gains on the sales of the Oakwood, Georgia, Newark, Ohio and Tifton, Georgia properties. These transactions were structured as like-kind exchanges pursuant to Internal Revenue Code Section 1031, which allows a deferral of the tax gain if the Company utilizes the proceeds of the sale to purchase other real estate within 180 days of the sale. Management expects to comply with the provisions of Internal Revenue Code
Section 1031 and thus fully defer the tax gain on these sales.

    Mortgage notes and bonds payable increased by $2,540,589 as a result of the $3,500,000 refinancing of the Jackson, Michigan property discussed above. The increase was partially offset by the payoff of the mortgage on the Tifton, Georgia Kmart when the property was sold, as discussed above.

    Other long-term debt increased by $1,541,123 with the acquisition financing of the corporate headquarters property in Atlanta, Georgia. This was partially offset by the payoff of the Jackson, Michigan property loan when it was refinanced.

RESULTS OF OPERATIONS OF SECOND QUARTER AND FIRST SIX MONTHS OF
FISCAL 1998 COMPARED TO SECOND QUARTER AND FIRST SIX MONTHS OF
FISCAL 1997.

                             REVENUES

    For the second quarter 1998, Consolidated REVENUES were $55,322,641, compared to $30,504,720 for the second quarter 1997, an increase of 81%. For the first six months of fiscal 1998, Consolidated REVENUES were $100,581,960, compared to $58,624,290 for the first six months of fiscal 1997, an increase of 72%.

     The figures in Chart A are Segment revenues before Intersegment eliminations and do not include Interest income or Other income.

                                    CHART A
                          REVENUE SUMMARY BY SEGMENT
                         (Dollar Amounts in Thousands)

                           Second Quarter Ended                                 Six Months Ended
                               October 31,                                         October 31,
                           -------------------       Amount    Percentage    -------------------      Amount  Percentage
                            1997         1996       Increase    Increase        1997        1996     Increase  Increase
                         -----------------------------------------------------------------------------------------------
Construction <F1>        $38,799       $24,639      $14,160        57        $ 77,197     $46,186     $31,011     67
Manufacturing <F2>         4,752         3,065        1,687        55           8,068       6,626       1,442     22
Real Estate <F3>          11,750         2,714        9,036       333          15,166       5,905       9,261    157
                         -------------------------------------------------------------------------------------------
                         $55,301       $30,418      $24,883        82        $100,431     $58,717     $41,714     71
                         ===========================================================================================

                                   NOTES TO CHART A

<F1> REVENUES for the second quarter and first six months of 1998 were higher than those of the second quarter and first six months of 1997 primarily because of increased sales to one of the Company's customers.

<F2> REVENUES for the second quarter and first six months of 1998 were higher than those of the second quarter and first six months of 1997 primarily because of selective growth in the Company's customer base.

<F3> REVENUES for the second quarter and first six months of 1998 were higher than those of the second quarter and first six months of 1997 because of an increase in property sales. This increase was partially offset by decreased rental income, primarily as a result of property sales as previously discussed.

     The following table indicates the backlog of contracts, orders and expected rentals for the next twelve months by industry segment:

                                                             October 31,
                                                -----------------------------------
                                                      1997                 1996
                                                --------------        -------------
           Construction                         $   52,366,000        $  34,890,000
           Manufacturing                             6,245,000           15,400,000
           Real Estate                              10,117,000           20,132,000
                                                --------------        -------------
                                                    68,728,000           70,422,000
           Less: Intercompany Eliminations          (6,277,000)               -
                                                --------------        -------------
                Total Backlog                   $   62,451,000        $  70,422,000
                                                ==============        =============

              COSTS AND EXPENSES:  Applicable to REVENUES

      As a percentage of Segment REVENUES (See Chart A) for the second quarter 1998 and 1997, the applicable COSTS AND EXPENSES (See Chart B) were 85% and 89%, respectively. As a percentage of Segment REVENUES for the first six months 1998 and 1997, the applicable COSTS AND EXPENSES were 88%.

      The figures in Chart B are prior to Intersegment eliminations.

                                 CHART B
       COSTS AND EXPENSES APPLICABLE TO REVENUES SUMMARY BY SEGMENT
                      (Dollar Amounts in Thousands)

                                              Percent of Segment                                       Percent of Segment
                                                   Revenues                                                  Revenues
                    Second Quarter Ended      For Second Quarter Ended       Six Months Ended         For Six Months Ended
                         October 31,                October 31,                October 31,                 October 31,
                    --------------------      ------------------------      -----------------         --------------------
                      1997        1996          1997           1996          1997         1996         1997           1996
                    -------------------       ----------------------       ---------------------      ---------------------
Construction        $37,003     $23,289          95             95         $73,942       $43,651        96             95
Manufacturing <F1>    3,534       2,070          74             68           6,048         4,497        75             68
Real Estate <F2>      6,610       1,578          56             58           8,389         3,461        55             59
                    -------------------       ----------------------       ---------------------      ---------------------
                    $47,147     $26,937          85             89         $88,379       $51,609        88             88
                    ===================       ======================       =====================      =====================

                                                                NOTES TO CHART B

<F1> The increase in the percentage of COSTS AND EXPENSES: Applicable to REVENUES is attributable to the product mix of fixtures sold and the cost of the installation of fixtures.  The installation of fixtures is a new line of business that the
     Company is offering to better service its customers and does not command as high of a profit margin as does manufacturing fixtures.

<F2> The increase in the dollar amount of COSTS AND EXPENSES: Applicable to REVENUES for the second quarter and the first six months 1998 compared to the same periods 1997 is attributable to an increase in the cost of real estate sold in 1998.

                 SELLING, SHIPPING, GENERAL AND ADMINISTRATIVE EXPENSES

     For the second quarter 1998 and for the second quarter 1997, Selling, shipping, general and administrative expenses were $3,054,945 and $2,348,944, respectively. As a percentage of Consolidated REVENUES, these expenses were 6% and 8%, respectively. For the first six months 1998 and for the first six months 1997, Selling, shipping, general and administrative expenses were $5,822,177 and $4,776,036, respectively. As a percentage of Consolidated REVENUES, these expenses were also 6% and 8%, respectively. In reviewing Chart C, the reader should recognize that the volume of revenues generally will affect the amounts and percentages. The percentages in Chart C are based upon expenses as they relate to Segment REVENUES (Chart A) prior to Intersegment eliminations, except that Parent and Total expenses relate to Consolidated REVENUES.

                                        CHART C
           SELLING, SHIPPING, GENERAL AND ADMINISTRATIVE EXPENSES BY SEGMENT
                             (Dollar Amounts in Thousands)

                                                 Percent of Segment                                Percent of Segment
                                                      Revenues                                            Revenues
                     Second Quarter Ended     For Second Quarter Ended      Six Months Ended       For Six Months Ended
                          October 31,                 October 31,              October 31,               October 31,
                     ---------------------    ------------------------      ------------------     ----------------------
                          1997        1996        1997           1996          1997       1996         1997           1996
                     ---------------------    ------------------------      ------------------     -----------------------
Construction <F1>      $   783     $   596         2               2          $1,482     $1,189          2              3
Manufacturing <F2>         982         864        21              28           1,964      1,748         24             26
Real Estate <F3>           703         357         6              13           1,236        762          8             13
Parent                     587         532         1               2           1,140      1,077          1              2
                     ---------------------    ------------------------      -------------------    -----------------------
                       $ 3,055     $ 2,349         6               8          $5,822     $4,776          6              8
                     =====================    ========================      ===================    =======================

                                      NOTES TO CHART C

<F1> On a dollar basis, Selling, shipping, general and
     administrative expenses were higher for the second quarter and the first six months 1998 compared to the second quarter and first six months 1997 because of increased: (a) new construction work bidding expenses; (b) employee compensation expenses primarily related to increased personnel and (c) incentive compensation expenses.

<F2> On a dollar basis, Selling, shipping, general and
     administrative expenses were higher for the first six months of 1998 compared to the first six months of 1997 primarily because of increased pre-production costs, partially offset by a decrease in incentive compensation.

<F3> On a dollar basis, Selling, shipping, general and
     administrative expenses were higher for the second quarter and first six months 1998 compared to the second quarter and first six months 1997 because of increased: (a) personnel costs; (b) accounting expenses and (c) incentive compensation expenses.

LIQUIDITY AND CAPITAL RESOURCES.

    Between April 30, 1997, and October 31, 1997, working capital decreased by $7,045,861. Operating activities used cash of $2,813,331. Investing activities used cash of $5,503,281 to purchase the manufacturing segment's land for its new facility, the corporate headquarter's building in Atlanta, Georgia and the office park in Marietta, Georgia -- $15,527,931, offset by proceeds from the sales of the Oakwood, Georgia shopping center, the Newark, Ohio Kmart and the Tifton, Georgia Kmart -- $10,024,650. Financing activities provided cash of $3,932,008 through (1) short-term borrowings used to purchase the office park in Marietta, Georgia, (2) a mortgage note used to refinance the Jackson, Michigan property and (3) other long-term debt used to acquire the corporate headquarters office building in Atlanta, Georgia. At October 31, 1997, the Company and its subsidiaries had available unsecured committed lines of credit totaling $9,000,000, against which $6,372,000 was outstanding.

                   PART II.  OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     At the Annual Meeting (held on August 20, 1997), the shareholders voted upon and approved the Board's nominees for directors. The voting was as follows:

                       DIRECTORS                      VOTES FOR                   VOTES WITHHELD
             Bernard W. Abrams                         2,661,953                         66,383
             Edward M. Abrams                          2,718,336                         10,000
             Alan R. Abrams                            2,718,336                         10,000
             James Andrew Abrams                       2,728,336                              -
             Paula Lawton Bevington                    2,728,336                              -
             Donald W. MacLeod                         2,728,336                              -
             L. Anthony Montag                         2,728,336                              -
             Joseph H. Rubin                           2,718,336                         10,000
             Felker W. Ward                            2,728,336                              -

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibit 27 - Financial Data Schedule (for SEC use only)

(b) The Registrant has not filed any reports on form 8-K during the quarter ended October 31, 1997.

                                SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                             ABRAMS INDUSTRIES, INC.
                                                  (Registrant)


Date: December 10, 1997                       /s/ Joseph H. Rubin
                                              Joseph H. Rubin
                                              Chief Executive Officer



Date: December 10, 1997                       /s/ Melinda S. Garrett
                                              Melinda S. Garrett
                                              Chief Financial Officer