Form 10-Q
period 1998-01-31
ABRAMS INDUSTRIES INC
filed 1998-03-12
CIK 1923

SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549

                                FORM 10-Q
                             QUARTERLY REPORT

                    Pursuant to Section 13 or 15(d) of
                   the Securities Exchange Act of 1934

For the Quarter Ended                        Commission File No.
 January 31, 1998                                   0-10146
---------------------                        -------------------

                         ABRAMS INDUSTRIES, INC.
          (Exact name of Registrant as specified in its charter)

           Georgia                            58-0522129
-------------------------------   ------------------------------------
(State or other jurisdiction of   (I.R.S. Employer Identification No.)
incorporation or organization)


      1945 The Exchange, Suite 300, Atlanta, Georgia        30339
      ----------------------------------------------      ---------
        (Address of principal executive offices)          (Zip Code)

                              (770) 953-0304
          ---------------------------------------------------
          (Registrant's telephone number, including area code)

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

                              Yes /x/   No  / /

The number of shares of $1.00 par value Common Stock of the Registrant outstanding as of February 28, 1998 was 2,936,356.

                     PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                                   ABRAMS INDUSTRIES, INC.
                                                 CONSOLIDATED BALANCE SHEETS
                                                         (UNAUDITED)

                                                                   January 31, 1998          April 30, 1997
                                                                   ----------------          --------------
ASSETS
------
CURRENT ASSETS
  Cash and cash equivalents                                          $ 11,920,837               $ 7,611,051
  Short-term Investments                                                3,564,766                      -
  Receivables (note 2)                                                 19,439,299                 18,980,745
    Less: Allowance for doubtful accounts                                (130,534)                   (65,584)
  Inventories, net (note 3)                                             1,489,937                  1,557,964
  Costs and earnings in excess of billings                              3,374,041                  2,785,340
  Property held for sale                                                1,737,119                  6,577,973
  Deferred income taxes                                                   682,321                    682,321
  Other                                                                 1,073,500                    467,733
                                                                     ------------                -----------
    Total current assets                                               43,151,286                 38,597,543
                                                                     ------------                -----------
INCOME-PRODUCING PROPERTIES, net                                       54,881,857                 43,324,407
PROPERTY, PLANT AND EQUIPMENT, net                                      5,543,490                  1,703,948
LAND HELD FOR FUTURE DEVELOPMENT OR SALE                                4,237,846                  3,889,361
OTHER ASSETS
  Notes receivable                                                        449,111                    515,832
  Cash surrender value of life insurance on officers, net               1,178,481                  1,021,481
  Deferred loan costs, net                                                627,184                    531,812
  Other                                                                 2,447,969                  1,915,054
                                                                     ------------                -----------
                                                                     $112,517,224                $91,499,438
                                                                     ============                ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
CURRENT LIABILITIES
  Trade and subcontractors payables                                  $ 11,704,951                $10,385,079
  Billings in excess of costs and earnings                              2,355,768                  1,148,665
  Accrued expenses                                                      4,556,048                  5,881,257
  Deferred income                                                          87,776                    687,252
  Current maturities of long-term debt                                  1,409,038                  7,420,171
                                                                     ------------                -----------
    Total current liabilities                                          20,113,581                 25,522,424
                                                                     ------------                -----------
DEFERRED INCOME TAXES                                                   3,402,553                  1,884,453
OTHER LIABILITIES                                                       1,097,106                    848,462
MORTGAGE NOTES AND BONDS PAYABLE, less current maturities              44,757,363                 24,919,282
OTHER LONG-TERM DEBT, less current maturities                          18,395,422                 16,199,603
                                                                     ------------                -----------
    Total liabilities                                                  87,766,025                 69,374,224
                                                                     ------------                -----------
SHAREHOLDERS' EQUITY
  Common stock, $1 par value; authorized 5,000,000 shares;
    3,014,039 issued in 1998 and 3,010,039 issued in 1997 and
    2,936,356 outstanding in 1998 and 2,938,356 outstanding
    in 1997                                                             3,014,039                  3,010,039
  Additional paid-in capital                                            2,019,690                  2,012,190
  Retained earnings                                                    20,130,021                 17,473,536
                                                                     ------------                -----------
                                                                       25,163,750                 22,495,765
       Less cost of treasury stock                                        412,551                    370,551
                                                                     ------------                -----------
    Total shareholders' equity                                         24,751,199                 22,125,214
                                                                     ------------                -----------
                                                                     $112,517,224                $91,499,438
                                                                     ============                ===========

See accompanying notes to consolidated financial statements.


                                                                               ABRAMS INDUSTRIES, INC.
                                                                         CONSOLIDATED STATEMENTS OF EARNINGS
                                                                                        (UNAUDITED)
                                                               THIRD QUARTER ENDED                   NINE MONTHS ENDED
                                                                    JANUARY 31,                          JANUARY 31,
                                                         -----------------------------      --------------------------------
                                                             1998              1997                 1998           1997
                                                         ------------      ------------     ----------------   -------------
REVENUES
  Construction                                           $ 28,006,599      $ 26,228,828     $    105,203,090   $  72,414,932
  Manufacturing                                             3,854,120         3,713,042           11,922,062      10,339,682
  Real estate                                               3,184,163         3,719,741           18,350,249       9,624,459
                                                         ------------      ------------     ----------------   -------------
                                                           35,044,882        33,661,611          135,475,401      92,379,073
      Less: Intersegment eliminations                      (1,328,622)             (268)          (1,463,485)       (345,048)
                                                         ------------      ------------     ----------------   -------------
                                                           33,716,260        33,661,343          134,011,916      92,034,025
   Interest                                                   210,253           105,739              475,500         325,366
   Other                                                       11,857            12,556               32,914          44,537
                                                         ------------      ------------     ----------------   -------------
                                                           33,938,370        33,779,638          134,520,330      92,403,928
                                                         ------------      ------------     ----------------   -------------
COSTS AND EXPENSES
  Applicable to REVENUES--
   Construction                                            26,237,871        24,440,844          100,179,195      68,091,269
   Manufacturing                                            2,572,810         2,569,158            8,621,140       7,066,526
   Real estate, exclusive of interest                       1,779,539         2,177,723           10,168,708       5,638,656
                                                         ------------      ------------     ----------------   -------------
                                                           30,590,220        29,187,725          118,969,043      80,796,451
      Less: Intersegment eliminations                      (1,271,640)           (3,453)          (1,872,656)       (342,598)
                                                         ------------      ------------     ----------------   -------------
                                                           29,318,580        29,184,272          117,096,387      80,453,853
                                                         ------------      ------------     ----------------   -------------
  Selling, shipping, general and administrative
   Construction                                             1,131,303         1,014,017            2,613,341       2,203,156
   Manufacturing                                            1,065,812         1,011,280            3,029,296       2,759,127
   Real estate                                                502,174           566,079            1,738,424       1,327,808
   Parent                                                     621,612           594,170            1,762,017       1,671,491
                                                         ------------      ------------     ----------------   -------------
                                                            3,320,901         3,185,546            9,143,078       7,961,582
      Less: Intersegment eliminations                         (72,306)            -                 (140,109)          -
                                                         ------------      ------------     ----------------   -------------
                                                            3,248,595         3,185,546            9,002,969       7,961,582
                                                         ------------      ------------     ----------------   -------------

  Interest costs incurred, less interest capitalized        1,303,778         1,198,416            3,436,621       3,551,401
                                                         ------------      ------------     ----------------   -------------
                                                           33,870,953        33,568,234          129,535,977      91,966,836
                                                         ------------      ------------     ----------------   -------------

EARNINGS BEFORE INCOME TAXES                                   67,417           211,404            4,984,353         437,092

INCOME TAX EXPENSE                                             25,000            80,000            1,887,000         166,000
                                                         ------------      ------------     ----------------   -------------
NET EARNINGS                                             $     42,417      $    131,404     $      3,097,353   $     271,092
                                                         ============      ============     ================   =============

NET EARNINGS PER SHARE                                   $        .01      $        .04     $           1.05   $         .09
                                                         ============      ============     ================   =============

DIVIDENDS PER SHARE                                      $        .04      $        .02     $            .15    $        .05
                                                         ============      ============     ================   =============

WEIGHTED AVERAGE SHARES OUTSTANDING                         2,936,356         2,970,856            2,938,167       2,970,856
                                                         ============      ============     ================   =============

    See accompanying notes to consolidated financial statements

                                                        ABRAMS INDUSTRIES, INC.
                                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                              (UNAUDITED)

                                                                                       NINE MONTHS ENDED JANUARY 31,
                                                                                  -------------------------------------------
                                                                                       1998                          1997
                                                                                  -------------               ---------------
Cash flows from operating activities
    Net earnings                                                                  $   3,097,353                $      271,092
    Adjustments to reconcile net earnings to net cash
      provided by operating activities
        Depreciation and amortization                                                 2,151,288                     2,521,214
        Deferred tax expense                                                          1,518,100                         -
        Gain on sales of real estate                                                 (4,867,189)                      (76,865)
        Decrease (increase) in assets
            Receivables                                                                (393,604)                     (426,262)
            Inventories                                                                  68,027                      (211,316)
            Costs and earnings in excess of billings                                   (588,701)                      233,761
            Other current assets                                                       (605,767)                      (45,529)
            Other assets                                                               (548,507)                     (691,937)
        Increase (decrease) in liabilities
            Accounts payable                                                          1,319,872                        20,697
            Billings in excess of costs and earnings                                  1,207,103                     1,072,136
            Accrued expenses                                                         (1,325,209)                       (1,005)
            Deferred income                                                            (599,476)                    1,308,000
            Other liabilities                                                           248,644                       234,781
                                                                                 --------------                --------------
        Net cash provided by operating activities                                       681,934                     4,208,767
                                                                                 --------------                --------------
Cash flows from investing activities
     Proceeds from sales of real estate                                              10,024,651                       766,000
     Increase in short-term investments                                              (3,564,766)                        -
     Additions to properties, property, plant and equipment, net                    (18,062,786)                   (1,490,255)
                                                                                 --------------                --------------
       Net cash used in investing activities                                        (11,602,901)                     (724,255)
                                                                                 --------------                --------------

Cash flows from financing activities
     Debt proceeds                                                                   31,856,942                       862,937
     Debt repayments                                                                (15,834,173)                   (1,126,254)
     Additions to deferred loan costs                                                  (320,643)                       (5,250)
     Cash dividends                                                                    (440,873)                     (148,524)
     Exercised option proceeds                                                           11,500                         -
     Repurchase of common stock                                                         (42,000)                        -
                                                                                ---------------                 -------------
       Net cash provided by (used in) financing activities                           15,230,753                      (417,091)
                                                                                ---------------                 -------------

Net increase in cash and cash equivalents                                             4,309,786                     3,067,421
Cash and cash equivalents at beginning of period                                      7,611,051                     5,452,453
                                                                                ---------------                --------------
Cash and cash equivalents at end of period                                      $    11,920,837                $    8,519,874
                                                                                ===============                ==============

Supplemental schedule of cash flow information
    Interest paid, net of amounts capitalized                                   $     3,445,829                $    3,666,894
                                                                                ===============                ==============
    Income taxes paid, net of refunds                                           $       869,229                $      478,454
                                                                                ===============                ==============
Supplemental schedule of non-cash investing activities
    Accrual of construction allowance payable                                   $        -                     $    3,702,039
                                                                                ===============                ==============


See accompanying notes to consolidated financial statements.

                         ABRAMS INDUSTRIES, INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   JANUARY 31, 1998 AND APRIL 30, 1997
                               (UNAUDITED)

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

NOTE 3.  INVENTORIES
--------------------

         The classes of inventory are as follows:

                                       January 31, 1998     April 30, 1997
                                       ----------------     --------------
                  Finished goods       $       739,408        $   939,784
                  Work in process              244,999            110,119
                  Raw materials                505,530            508,061
                                       ---------------        -----------
                                       $     1,489,937        $ 1,557,964
                                       ===============        ===========


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
------------------------------------------------------------------------

Changes in CONSOLIDATED BALANCE SHEETS between APRIL 30, 1997, and January 31, 1998.
-------------------------------------------------------------------

    Trade and subcontractors payable increased by $1,319,872 and Billings in excess of costs and earnings increased by $1,207,103, primarily because of increased construction activity and the timing of the submission and payment of invoices for construction work performed.

    Short-term investments increased by $3,564,766 as a portion of the proceeds of an $11,000,000 bond financing (see details under Mortgage notes and bonds payable section within this item) were invested for more that 90 days in U.S. Treasury or its agencies' obligations. These funds will be used for construction of the Company's new manufacturing facility.

    Property held for sale decreased $4,840,854 primarily as a result of the sales of shopping centers in Oakwood, Georgia and Newark, Ohio and an outparcel in North Fort Myers, Florida. Each of these properties was sold at a gain. One other outparcel, located in North Fort Myers, Florida has been reclassified from Property held for sale to Land held for future development or sale. At January 31, 1998, the only Property held for sale was the Company's existing manufacturing facility in Atlanta, Georgia.

     Income-producing properties increased by $11,557,450 with the purchase of (1) an approximately 66,000 square foot, 4-story office building located in Atlanta, Georgia which the Company partially occupies as its corporate, construction segment and real estate segment headquarters and (2) an approximately 114,000 square foot, twelve building office park located in Marietta, Georgia. The acquisitions were partially offset by the sale of the Tifton, Georgia Kmart, which also sold at a gain.

    Property, plant and equipment increased by $3,839,542, primarily from land acquisition and construction costs associated with the Company's new manufacturing facility. This facility is expected to be ready for occupancy in the summer, 1998.

    Accrued expenses decreased by $1,325,209 because of the payment of year-end accruals.

    Current maturities of long-term debt decreased by $6,011,133 as the mortgages on the sold Oakwood, Georgia shopping center and the Newark, Ohio Kmart (discussed above) were assumed or paid off by the purchasers. In addition, the Company refinanced $2,100,000 in current maturities with a $3,500,000 permanent, long-term loan for the Jackson, Michigan shopping center.

    Deferred income taxes increased by $1,518,100 with the deferral of the gains on the sales of the Oakwood, Georgia, Newark, Ohio and Tifton, Georgia properties. These transactions were structured as like-kind exchanges pursuant to Internal Revenue Code Section 1031, which allows a deferral of the recognition of the tax gain if the Company utilizes the proceeds of the sale to purchase other real estate within 180 days of the sale. Management believes it has complied with the provisions of Internal Revenue Code Section 1031 and thus will defer most of the tax gain on these sales.

    Mortgage notes and bonds payable increased by $19,838,081 primarily as a result of (1) an $11,000,000 bond financing obtained for the construction of the Company's new manufacturing facility, (2) a $6,480,000 permanent loan placement on the office park in Marietta, Georgia, and (3) the $3,500,000 refinancing of the Jackson, Michigan property discussed above. The increase was partially offset by the repayment of the mortgage on the Tifton, Georgia Kmart when the property was sold, as discussed above.

    Other long-term debt increased by $2,195,819 with the acquisition financing of the corporate headquarters property in Atlanta, Georgia. This was partially offset by the repayment of the Jackson, Michigan property loan when it was refinanced.


RESULTS OF OPERATIONS OF THIRD QUARTER AND FIRST NINE MONTHS
OF FISCAL 1998 COMPARED TO THIRD QUARTER AND FIRST NINE MONTHS
OF FISCAL 1997.
--------------------------------------------------------------

                             REVENUES

    For the third quarter 1998, Consolidated REVENUES were $33,938,370, compared to $33,779,638 for the third quarter 1997, an increase of less than 1%. For the first nine months of fiscal
1998, Consolidated REVENUES were $134,520,330, compared to
$92,403,928 for the first nine months of fiscal 1997, an increase of 46%.

    The figures in Chart A are Segment revenues before Intersegment eliminations and do not include Interest income or Other income.

                                                              CHART A
                                                    REVENUE SUMMARY BY SEGMENT
                                                   (Dollar Amounts in Thousands)

                           Third Quarter Ended                                 Nine Months Ended
                               January 31,           Amount    Percentage          January 31,
                           -------------------       Increase   Increase     -------------------      Amount  Percentage
                            1998         1997       (Decrease) (Decrease)       1998        1997     Increase  Increase
                          ----------------------------------------------------------------------------------------------
Construction <F1>         $28,007      $26,229       $1,778        7         $105,203    $72,415    $32,788       45
Manufacturing <F2>          3,854        3,713          141        4           11,922     10,340      1,582       15
Real Estate <F3>            3,184        3,720         (536)     (14)          18,350      9,624      8,726       91
                          ----------------------------------------------------------------------------------------------
                          $35,045      $33,662       $1,383        4         $135,475    $92,379    $43,096       47
                          ==============================================================================================

                               NOTES TO CHART A

<F1> REVENUES for the third quarter and first nine months of 1998 were higher than those for the third quarter and first nine months of 1997 primarily because of increased sales to one of the Company's customers.

<F2> REVENUES for the third quarter and first nine months of 1998 were higher than those for the third quarter and first nine months of 1997 primarily as a result of additional income from the introduction of installation services.

<F3> REVENUES for the third quarter of 1998 were lower than
     those for the third quarter of 1997 primarily because of the sale of an outparcel in the prior year. There were no real estate sales in the third quarter of 1998. Revenues for the first nine months of 1998 were higher than those of the same period of 1997 because of an increase in property sales. This increase was partially offset by decreased rental income, primarily as a result of property sales previously discussed.

    The following table indicates the backlog of contracts,
orders and expected rentals for the next twelve months by
industry segment:
                                                         January 31,
                                           -----------------------------------
                                                 1998                 1997
                                           --------------        -------------
     Construction                          $   64,159,000        $  37,166,000
     Manufacturing                              4,675,000           10,397,000
     Real Estate                               10,403,000           18,951,000
                                           --------------        -------------
                                               79,237,000           66,514,000
       Less: Intercompany Eliminations         (5,280,000)                -
         Total Backlog                     --------------        -------------
                                           $   73,957,000        $  66,514,000
                                           ==============        =============

            COSTS AND EXPENSES:  Applicable to REVENUES

    As a percentage of Segment REVENUES (See Chart A) for the third quarter 1998 and 1997, the applicable COSTS AND EXPENSES (See Chart B) were 87%. As a percentage of Segment REVENUES for the first nine months 1998 and 1997, the applicable COSTS AND EXPENSES were 88% and 87%, respectively.

      The figures in Chart B are prior to Intersegment eliminations.

                                                                    CHART B
                                           COSTS AND EXPENSES APPLICABLE TO REVENUES SUMMARY BY SEGMENT
                                                            (Dollar Amounts in Thousands)

                                           Percent of Segment Revenues                            Percent of Segment Revenues
                     Third Quarter Ended      For Third Quarter Ended       Nine Months Ended         For Nine Months Ended
                         January 31,                January 31,                January 31,                 January 31,
                    --------------------------------------------------------------------------------------------------------
                      1998        1997          1998           1997          1998        1997          1998           1997
                    --------------------------------------------------------------------------------------------------------
Construction<F1>    $26,238     $24,441          94             93       $100,179      $68,091          95             94
Manufacturing<F2>     2,573       2,569          67             69          8,621        7,066          72             68
Real Estate<F3>       1,779       2,178          56             59         10,169        5,639          55             59
                    --------------------------------------------------------------------------------------------------------
                    $30,590     $29,188          87             87       $118,969      $80,796          88             87
                    ========================================================================================================

                       NOTES TO CHART B

<F1> For the third quarter and the first nine months 1998 as compared to the third quarter and first nine months 1997, the increase in the percentage of COSTS AND EXPENSES: Applicable to REVENUES is a result of a highly competitive environment in the construction industry.

<F2> For the first nine months 1998 as compared to the same period 1997, the increase in the percentage of COSTS AND EXPENSES: Applicable to REVENUES is attributable to the product mix of fixtures sold and the installation of fixtures. The installation of fixtures is a new line of business that the Company is offering to better service its customers and does not command the same profit margin as does manufacturing fixtures.

<F3> The increase in the dollar amount of COSTS AND EXPENSES: Applicable to REVENUES for the first nine months 1998 compared to the same period 1997 is attributable to real estate sales.

          SELLING, SHIPPING, GENERAL AND ADMINISTRATIVE EXPENSES

    For the third quarter 1998 and the third quarter 1997, Selling, shipping, general and administrative expenses were $3,320,901 and $3,185,546, respectively. As a percentage of Consolidated REVENUES, these expenses were 9% for both periods. For the first nine months 1998 and the first nine months 1997, Selling, shipping, general and administrative expenses were $9,143,078 and $7,961,582, respectively. As a percentage of Consolidated REVENUES, these expenses were 7% and 9%, respectively. In reviewing Chart C, the reader should recognize that the volume of revenues generally will affect the amounts and percentages.
The percentages in Chart C are based upon expenses as they relate to Segment REVENUES (Chart A) prior to Intersegment eliminations, except that Parent and Total expenses relate to Consolidated REVENUES.

                                                                           CHART C
                                               SELLING, SHIPPING, GENERAL AND ADMINISTRATIVE EXPENSES BY SEGMENT
                                                                (Dollar Amounts in Thousands)
                                             Percent of Segment Revenues                          Percent of Segment Revenues
                      Third Quarter Ended      For Third Quarter Ended      Nine Months Ended         For Nine Months Ended
                           January 31,               January 31,               January 31,               January 31,
                      -------------------------------------------------------------------------------------------------------
                        1998        1997        1998           1997          1998      1997           1998          1997
                      -------------------------------------------------------------------------------------------------------
Construction <F1>      $1,131      $1,014         4              4          $2,613    $2,203            2              3
Manufacturing<F2>       1,066       1,011        28             27           3,029     2,759           25             27
Real Estate<F3>           502         566        16             15           1,739     1,328            9             14
Parent                    622         594         2              2           1,762     1,672            1              2
                       ------------------------------------------------------------------------------------------------------
                       $3,321      $3,185         9              9          $9,143    $7,962            7              9
                       ======================================================================================================

               NOTES TO CHART C

<F1> On a dollar basis, Selling, shipping, general and
     administrative expenses were higher for the third quarter and the first nine months 1998 compared to the third quarter and first nine months 1997 because of increased new construction work bidding expenses and employee compensation expenses.

<F2> On a dollar basis, Selling, shipping, general and
     administrative expenses were higher for the first nine months of 1998 compared to the same period of 1997, primarily because of an increase in engineering and design employees and an increase in prototypes produced.



<F3> On a dollar basis, Selling, shipping, general and
     administrative expenses were higher for the first nine months of 1998 compared to the first nine months of 1997 because of increased employee compensation expenses.

INTEREST RATE SWAP AGREEMENTS.

The Company has entered into two interest rate swap agreements with SunTrust Bank, Atlanta, in an effort to minimize exposure to interest rate fluctuations in connection with the $11,000,000 bond financing discussed earlier. The bonds bear interest at prevailing market rates, reset weekly. The first swap agreement became effective February 4, 1998, and terminates February 1, 2001. The notional amount reduces annually from $5,500,000 at February 4, 1998, to $5,300,000 at the expiration of the agreement. The agreement calls for the Company to make fixed rate payments to SunTrust of 5.57% per annum of the notional amount, in exchange for SunTrust making floating rate payments based on the 30-day Non-financial AA Commercial Paper rate.

The second interest rate swap agreement became effective February 4, 1998, and terminates February 1, 2003. The notional amount reduces annually from $5,500,000 at February 4, 1998, to $5,057,500 at the expiration of the agreement. The remaining terms of the second agreement are identical to the terms of the first except the fixed rate payment is 5.67% per annum.

The notional amounts of the swap agreements are set to follow the principal outstanding amount of the bonds. The swap floating rates are reset weekly, and the Company settles with the counterparty monthly. The Company expects the counterparty to the agreements to abide by the terms of the agreements.

LIQUIDITY AND CAPITAL RESOURCES.

    Between April 30, 1997, and January 31, 1998, working capital increased by $9,962,586. Operating activities provided cash of $681,934. Investing activities used cash of $11,602,901 for land and construction costs of the new manufacturing facility, for the purchases of the corporate headquarters and the office park as previously discussed, and for the investment in short-term government obligations, offset by proceeds from the sales of the Oakwood, Georgia shopping center, the Newark, Ohio Kmart and the Tifton, Georgia Kmart. Financing activities provided cash of $15,230,753 through (1) a mortgage note secured by the office park in Marietta, Georgia, (2) a mortgage note used to refinance the Jackson, Michigan property, (3) a bond financing for the new manufacturing facility and (4) other long-term debt used to acquire the corporate headquarters office building in Atlanta, Georgia. At January 31, 1998, the Company and its subsidiaries had available unsecured committed lines of credit totaling $7,000,000, and a committed line of credit totalling $2,500,000 secured by the manufacturing segment's receivables and inventory, of which none was outstanding. In February, 1998, the Company purchased an 86,000 square foot shopping center in Cincinnati, Ohio. The center was purchased with proceeds from the sale of the Newark, Ohio and Tifton, Georgia Kmarts and with cash on hand.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
         RISK.

Not applicable.

                   PART II.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  None

(b) The Registrant has not filed any reports on form 8-K during the quarter ended January 31, 1998.

                            SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                        ABRAMS INDUSTRIES, INC.
                                             (Registrant)


Date: March 12, 1998                    /s/ Joseph H. Rubin
                                           Joseph H. Rubin
                                           Chief Executive Officer



Date: March 12, 1998                    /s/ Melinda S. Garrett
                                           Melinda S. Garrett
                                           Chief Financial Officer