Form 10-K
period 1998-04-30
ABRAMS INDUSTRIES INC
filed 1998-07-17
CIK 1923

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549

                                FORM 10-K
                              ANNUAL REPORT

                  Pursuant to Section 13 or 15(d) of
                  the Securities Exchange Act of 1934

               For the fiscal year ended April 30, 1998

                    Commission file number 0-10146

                       ABRAMS INDUSTRIES, INC.
        (Exact name of registrant as specified in its charter)

           Georgia                                      58-0522129
  -------------------------------                   -----------------
  (State or other jurisdiction of                    (I.R.S. Employer
  incorporation or organization)                    Identification No.)

   1945 The Exchange, Suite 300, Atlanta, GA               30339
   -----------------------------------------             ----------
    (Address of principal executive offices)             (Zip Code)

        Registrant's telephone number, including area code:  (770) 953-0304

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

        YES  /x/       NO   / /

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. _____

        THE AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NONAFFILIATES OF THE REGISTRANT AS OF JUNE 15, 1998, WAS $10,949,258. SEE PART III. THE NUMBER OF SHARES OF COMMON STOCK OF THE REGISTRANT OUTSTANDING AS OF JUNE 15, 1998, WAS 2,936,356.

                     DOCUMENTS INCORPORATED BY REFERENCE

        THE INFORMATION CALLED FOR BY PART III (ITEMS 10, 11, AND 12) IS INCORPORATED HEREIN BY REFERENCE TO THE REGISTRANT'S DEFINITIVE PROXY STATEMENT FOR THE 1998 ANNUAL MEETING OF SHAREHOLDERS WHICH IS TO BE FILED PURSUANT TO REGULATION 14A.

                               PART I

                          ITEM 1.  BUSINESS.

        Abrams Industries, Inc. engages in (i) construction of retail and commercial projects; (ii) manufacturing store fixtures, bank fixtures and display units for retail outlets; and (iii) asset management and development of income-producing properties, including acquisition, investment, management and sale.

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

        Financial information by industry segment is set forth in Note 12 to the Consolidated Financial Statements of the Company.

                          CONSTRUCTION SEGMENT

        The Company, through its wholly-owned subsidiary, Abrams Construction, Inc., has engaged in the construction business since 1925. Although the Company does work throughout much of the United States, it concentrates its activities principally in the South. Construction activities consist primarily of new construction, expansion, and remodeling of retail store buildings, warehouses, banks, and shopping centers.

        Construction contracts are obtained by competitive bid and by negotiation. Generally, purchasing of materials and services for the Company's construction operations is done on a project-by-project basis.

                          MANUFACTURING SEGMENT

        The Company, through its wholly-owned subsidiary, Abrams Fixture Corporation, has engaged in manufacturing and selling store fixtures since 1946, and has been designing and producing point-of-purchase and other displays since 1975. The Company engineers and fabricates displays, check-out counters, cabinets, tables and other store fixtures of wood, metal and plastic laminate for sale primarily to several of the larger national retail store chains. Substantially all of the store fixtures are fabricated to meet the customer's requirements for type, size, shape and color and are generally produced against specific orders. The Company also produces custom-designed point-of-purchase display units which are sold to carpet and wallcovering manufacturers, distributors, and retailers.

        In 1997, the Company began manufacturing and installing custom designed bank fixtures, including structural wall and ceiling components, for branch banks in supermarkets throughout the United States.

        The Company maintains raw material inventories of items such as lumber, plywood, metals, particle board, laminates, and hardware. In the opinion of management, the raw materials and supplies utilized by this Segment of the Company are available from numerous sources.

                            REAL ESTATE SEGMENT

        The Company, through its wholly-owned subsidiary, Abrams Properties, Inc., has engaged in real estate development and asset management activities since 1960. These activities have involved primarily the development and management of shopping centers in the Southeast and Midwest. Selection of target markets; evaluation and acquisition of sites; marketing to prospective tenants; negotiation of tenant leases; securing construction and permanent financing; contracting for design and construction; management of construction; expansion, renovation and re-tenanting of properties; maintenance of buildings and grounds of owned and leased properties; and marketing and sale of properties to investors are all part of the Company's asset management and development activities. In 1998, the Company also invested in existing income-producing properties, including office and retail, and developed an industrial facility in order to diversify the Company's real estate portfolio.

        The Company currently owns and manages seven shopping centers, all of which are held as long-term investments. Six of the centers were developed by the Company, and one was purchased. See "ITEM 2. PROPERTIES - Owned Shopping Centers". The Company is also lessee and manager of nine Company-developed shopping centers which were sold and leased back by the Company. See "ITEM 2. PROPERTIES - Leaseback Shopping Centers". Kmart Corporation is an anchor tenant in most of the Company's shopping centers. The Company also owns two office properties. See "ITEM 2. PROPERTIES - Office Buildings".

        The Company, with the collective efforts of all of its segments, has recently completed the development and construction of a state-of-the-art facility for the Manufacturing Segment. This facility is owned by the Real Estate Segment and leased to the Manufacturing Segment. See "ITEM 2. PROPERTIES".

                    EMPLOYEES AND EMPLOYEE RELATIONS

        At April 30, 1998, the Company employed 173 salaried employees and 112 hourly employees. The hourly employees at Abrams Fixture Corporation are represented by one union. In June 1996, the Company and the union signed a three-year agreement concerning wages and benefits. The Company has no other union agreements. On its construction jobs, the Company utilizes local labor whenever practicable, paying the prevailing wage scale. The Company believes that its relations with its employees are good.

                       SEASONAL NATURE OF BUSINESS

        The Company's business historically has been slightly seasonal, with the Construction Segment being affected by weather conditions. The Company limits this exposure by operating in several regions of the country, with operations primarily in the southern United States where favorable weather conditions prevail for most of the year. The business of the Real Estate Segment and Manufacturing Segment is generally not seasonal.

                                COMPETITION

        The businesses of the Company are highly competitive. In its construction work and store fixture and display manufacturing businesses, the Company competes with a large number of national and local construction companies and fixture manufacturers and suppliers, many of which have greater financial resources than the Company. The Company also competes with smaller specialized companies. The real estate development and asset management areas are also extremely competitive, with numerous companies competing for available financing, properties, tenants and investors.

                            PRINCIPAL CUSTOMERS

        During fiscal 1998, the Company derived approximately 61% ($109,312,000) of its consolidated revenues from direct transactions with The Home Depot, Inc. These revenues resulted principally from construction activities and sales of manufactured store fixtures. See Note 12 to the Consolidated Financial Statements of the Company. No other single customer accounted for 10% or more of the Company's consolidated revenues during the year.

                                  BACKLOG

        The following table indicates the backlog of contracts, orders and expected rentals for the next twelve months by industry segment:

                                             April 30,        April 30,
                                               1998             1997
           ------------------------------------------------------------
           Construction                     $50,880,000     $40,862,000
           Manufacturing                      4,603,000       8,632,000
           Real Estate                        9,928,000      11,677,000
           ------------------------------------------------------------
              Total Backlog                 $65,411,000     $61,171,000
           =============================================================

        The Company estimates that most of the backlog at April 30, 1998, will be completed prior to April 30, 1999. No assurance can be given as to future backlog levels or whether the Company will realize earnings from the revenues resulting from the backlog at April 30, 1998.

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

                                                  EXECUTIVE OFFICERS OF THE REGISTRANT

        The Executive Officers of the Company are as follows:

Name and Age                                          Positions with the Company                                  Officer Since
------------                                          ----------------------------                                -------------

Joseph H. Rubin (55)                                 A Director of the Company since 1983, he has been                    1979
                                                     Chief Executive Officer since August 1997. From
                                                     August 1995 to May 1998 he served as President and
                                                     Chief Operating Officer. Prior to August 1995,
                                                     he served as Executive Vice President, Chief Financial
                                                     Officer and Secretary of the Company.

Alan R. Abrams (43)                                  A Director of the Company since 1992, he has been President          1988
                                                     and Chief Operating Officer since May 1998. He served as
                                                     Executive Vice President of the Company from August 1997
                                                     to May 1998. From 1994 to May 1998, he served as President and Chief Executive Officer of Abrams Properties, Inc. Prior
                                                     to that he served as Vice President of Abrams Properties, Inc.

J. Andrew Abrams (38)                                 A Director of the Company since 1992, he has been Executive         1988
                                                      Vice President since August 1997. He also has served as Chief
                                                      Executive Officer of Abrams Fixture Corporation since July 1997.
                                                      From 1994 to July 1997, he served as Vice President of Abrams
                                                      Fixture Corporation. Prior to that he served as Vice President of Abrams Properties, Inc.

B. Michael Merritt (48)                               President, Abrams Construction, Inc. since May 1995. Prior to       1986
                                                      that he served as Executive Vice President of Abrams
                                                      Construction, Inc.

Richard V. Priegel (45)                               President, Abrams Fixture Corporation since 1990 and Chief          1988
                                                      Operating Officer, Abrams Fixture Corporation since 1997.
                                                      Prior to 1990, he served as Executive Vice President and Chief
                                                      Financial Officer of Abrams Fixture Corporation.

Melinda S. Garrett (42)                               Chief Financial Officer since February 1997. She also has           1990
                                                      served Abrams Properties, Inc. as Chief Financial Officer
                                                      since May 1998, Vice President since 1993 and Treasurer since
                                                      1990.

Gerald T. Anderson, II (35)                           President and Chief Executive Officer, Abrams Properties, Inc.      1995
                                                      since May 1998. Prior to that he served as Executive Vice
                                                      President and Vice President of Abrams Properties, Inc.
                                                      Before joining Abrams Properties, Inc. in 1995, he was employed for four years by JDN Realty Corporation as Vice
                                                      President/Development Leasing.

        Executive Officers of the Company are elected by the Board of Directors of the Company or the Board of Directors of the respective subsidiary to serve at the pleasure of the Board. Bernard W. Abrams, a member of the Board of Directors, and Edward M. Abrams, Chairman of the Board, are brothers. Alan R. Abrams and J. Andrew Abrams are sons of Edward M. Abrams and nephews of Bernard W. Abrams. There are no other family relationships between any Executive Officer or Director and any other Executive Officer or Director of the Company.

ITEM 2. PROPERTIES.

        In October 1997, the Company purchased its corporate headquarters building, which contains approximately 66,000 square feet of office space. The building is located in the North X Northwest Office Park, 1945 The Exchange, in suburban Atlanta, Georgia. The Company's Real Estate Segment and Construction Segment are also located in this building. In addition to the 26,600 square feet of offices occupied by the Abrams entities, another 31,100 square feet is leased to unrelated tenants, and the remaining 8,200 square feet is available for lease.

        During the summer of 1998, the Manufacturing Segment relocated its wood manufacturing and warehousing and metal fabrication facilities to a 250,000 square foot facility, owned by the Company, located in Lithia Springs, Georgia, a suburb of Atlanta. The Company also owns its two previously used manufacturing facilities, which are located near downtown Atlanta. The former wood manufacturing facility, which contains approximately 255,000 square feet of light industrial, warehouse and office space, is currently for sale. The 104,000 square foot former metal fabrication and warehousing facility will continue to be used by the Company for warehouse space.
        In addition, the Company owns, or has an interest in, the following properties as of April 30, 1998:

                             OWNED SHOPPING CENTERS

        The Company, through its Real Estate Segment, owns six shopping centers which it developed and one which it purchased. The following chart provides relevant information relating to the owned shopping centers:

                                                                                                                       Principal
                                                                                                                        Amount of
                                                Leasable                                                             Mortgage Debt
                                                 Square                         Rental        Cash        Mortgage    Outstanding
                                                Feet In          Year(s)        Income:       Flow:      Payments:   As Of April 30,
Location                           Acres      Building(s)       Completed        1998        1998 <F1>   1998 <F2>        1998<F3>
-----------------------------------------------------------------------------------------------------------------------------------
1100 W. Argyle Street               10.5        110,046        1972, 1997    $   422,101   $ 391,886  $   361,114      $  3,402,393
Jackson, MI
-----------------------------------------------------------------------------------------------------------------------------------
44-56 Bullsboro Drive               16.3        174,059        1974, 1987,       872,563     865,940       668,016        5,461,376
Newnan, GA                                                        1989
-----------------------------------------------------------------------------------------------------------------------------------
1075 W. Jackson Street               7.3         92,120        1980, 1992        474,824     430,954       405,842        3,213,631
Morton, IL  <F4>
-----------------------------------------------------------------------------------------------------------------------------------
2500 Airport Thruway                 8.0         87,543        1980, 1988        441,286     401,870       391,954        2,805,786
Columbus, GA <F4> <F5>
-----------------------------------------------------------------------------------------------------------------------------------
1500 Placida Road                   28.7        213,739           1990         1,642,685   1,627,156     1,352,167       12,844,212
Englewood, FL
-----------------------------------------------------------------------------------------------------------------------------------
15201 N. Cleveland                  72.3        293,801        1993, 1996      2,161,488   1,922,363     1,562,071       14,086,592
North Fort Myers, FL
-----------------------------------------------------------------------------------------------------------------------------------
5700 Harrison Avenue                10.8        86,396            1982            78,144      37,042        ---              ---
Cincinnati, OH <F6>
-----------------------------------------------------------------------------------------------------------------------------------

<F1> Cash flow is defined as net operating income before the following: depreciation, amortization of loan and lease costs, interest and principal payments on mortgage notes.
<F2> Includes principal and interest, but excludes mortgage
     refinancings, if any, and costs associated therewith.
<F3> Exculpatory provisions limit the Company's liability to the respective mortgaged properties, except for the North Fort Myers, Florida loan which has been guaranteed by Abrams Properties, Inc.
     See Notes 7 and 8 to the Consolidated Financial Statements of the
     Company.
<F4> Land is leased, not owned.
<F5> The Columbus, Georgia center is owned by Abrams-Columbus Limited
     Partnership, in which Abrams Properties, Inc. serves as general partner and owns an 80% interest.
<F6> Property was acquired in 1998. There is no debt on the property.

        The two centers located in Morton, Illinois, and Columbus, Georgia, are leased exclusively to Kmart. The Columbus, Georgia Kmart lease expires in 2008 and has ten five-year renewal options and the Morton, Illinois Kmart lease expires in 2016 and has eight five-year renewal options. Anchor lease terms for the centers not leased exclusively to Kmart are shown in the table below.

                                                                                              Lease               Options
                                                             Anchor          Square        Expiration               To
Location                                                     Tenant          Footage           Date                Renew
-------------------------------------------------------------------------------------------------------------------------------
Jackson, MI                                                 Big Lots           26,022          2007          2 for 5 years each
                                                             Kroger            63,024          2021          6 for 5 years each
-------------------------------------------------------------------------------------------------------------------------------
Newnan, GA                                                  Goody's            24,986          1998 <F1>          None
                                                             Kmart             82,779          2017          10 for 5 years each
                                                            Kroger             49,319          2012           6 for 5 years each
--------------------------------------------------------------------------------------------------------------------------------
Englewood, FL                                               Beall's            31,255          2006           4 for 5 years each
                                                             Kmart             86,479          2015          10 for 5 years each
                                                            Publix             48,555          2010           4 for 5 years each
                                                           Walgreens           13,500          2040 <F2>          None
--------------------------------------------------------------------------------------------------------------------------------
North Fort Myers, FL                                          AMC              54,805          2016           4 for 5 years each
                                                            Beall's            35,600          2009           9 for 5 years each
                                                           Food Lion           33,000          2013           4 for 5 years each
                                                        Jo-Ann Fabrics         16,000          2003           3 for 5 years each
                                                             Kmart            107,806          2018          10 for 5 years each
--------------------------------------------------------------------------------------------------------------------------------
Cincinnati, OH                                              Kroger             42,456          2000           4 For 5 years each
--------------------------------------------------------------------------------------------------------------------------------

<F1> Tenant currently has "tenancy at will".
<F2> Tenant may terminate its lease with six months notice at five year intervals beginning in 2010.

        With the exception of the Kmart lease in Columbus, Georgia, all of the anchor tenant and most of the small shop leases provide for contingent rentals if sales exceed specified amounts. Most major tenants have rights to offset those contingent rentals against certain annual operating expenses paid by them. In 1998, the Company received $117,015 in contingent rentals, net of offsets, which amounts are included in the aggregate rentals set forth above.

        Typically, tenants are responsible for their pro rata share of ad valorem taxes, insurance and common area maintenance (subject to the right of offset discussed above). Kmart has complete maintenance responsibility for the Morton, Illinois and Columbus, Georgia centers.

                          LEASEBACK SHOPPING CENTERS

        The Company, through its Real Estate Segment, is lessee of nine shopping centers which it developed, sold and leased back under leases expiring from years 2001 to 2014. The nine centers are subleased by the Company to Kmart Corporation for periods corresponding to the Company's leases. The Kmart subleases provide for contingent rentals if sales exceed specified amounts, and contain ten five-year renewal options, except Jacksonville, Florida, which has eight five-year renewal options. The Company's leases with the fee owners contain renewal options coextensive with Kmart's renewal options. Kmart is responsible for insurance and ad valorem taxes, but has the right to offset against contingent rentals any such taxes paid in excess of specified amounts. In 1998, the Company received $77,930 in contingent rentals, net of offsets, which amounts are included in the aggregate annual rentals set forth below. The Company has responsibility for structural and roof maintenance of the buildings. The Company also has responsibility for parking lots and driveways, except routine upkeep, which is the responsibility of the tenant, Kmart. The Company's leases contain exculpatory provisions which limit the Company's liability to its interest in the respective subleases.

        The following chart provides certain information relating to the leaseback shopping centers:

-----------------------------------------------------------------------------------------------------------------------------
                                                                 Square                             Rental            Rent
                                                                 Feet In           Year(s)          Income           Expense
Location                                     Acres             Building(s)       Completed           1998             1998
----------------------------------------------------------------------------------------------------------------------------
Bayonet Point, FL                            10.8                109,340          1976, 1994       $363,614         $269,568
----------------------------------------------------------------------------------------------------------------------------
Orange Park, FL                               9.4                 84,180             1976           264,000          226,796
----------------------------------------------------------------------------------------------------------------------------
Davenport, IA                                10.0                 84,180             1977           279,624          209,724
----------------------------------------------------------------------------------------------------------------------------
Minneapolis, MN                               7.1                 84,180             1978           342,920          230,570
----------------------------------------------------------------------------------------------------------------------------
West St. Paul, MN                            10.0                 84,180             1978           298,465          229,630
----------------------------------------------------------------------------------------------------------------------------
Ft. Smith, AR                                 9.2                106,141          1979, 1994        255,350          223,195
----------------------------------------------------------------------------------------------------------------------------
Jacksonville, FL                             11.6                 97,032             1979           303,419          258,858
----------------------------------------------------------------------------------------------------------------------------
Louisville, KY                                9.3                 72,897             1979           290,000          251,279
----------------------------------------------------------------------------------------------------------------------------
Richfield, MN                                 5.7                 74,217             1979           300,274          241,904
============================================================================================================================

                               OFFICE BUILDINGS

        The Company, through its Real Estate Segment, owns two office properties: the corporate headquarters building discussed above and an office park in northwest suburban Atlanta, Georgia. Both were acquired in fiscal year 1998. The following chart provides pertinent information relating to the office buildings:

                                                                                                                     Principal
                                                                                                                     Amount of
                                               Leasable                                                            Mortgage Debt
                                                Square                       Rental        Cash         Mortgage    Outstanding
                                               Feet In         Year(s)       Income        Flow         Payments  As Of April 30,
Location                            Acres    Building(s)      Completed       1998        1998<F1>        1998         1998
--------------------------------------------------------------------------------------------------------------------------------
1945 The Exchange                   3.12        65,946       1974, 1997    $420,321       $108,428      $188,663      $4,793,583
Atlanta, GA <F2>
--------------------------------------------------------------------------------------------------------------------------------
1501-1523 Johnson Ferry Road        8.82       121,476       1980,1985      918,453        651,754       264,487       6,460,231
Marietta, GA
--------------------------------------------------------------------------------------------------------------------------------

<F1> Cash flow is defined as net operating income before the following: depreciation, amortization of loan and lease costs, interest and principal payments on mortgage notes.

<F2> Corporate headquarters building of which the Parent Company and the Construction Segment and Real Estate Segment occupy approximately 27,000 square feet. Rental income and cash flow includes intercompany market rent of $287,814 paid by the Parent Company and the Construction and Real Estate Segments. The building is in its initial lease-up phase. As of April 30, 1998, the building is approximately 88% leased.

                LAND HELD FOR FUTURE DEVELOPMENT OR SALE

        The Company, through its Real Estate Segment, owns or has an interest in the following undeveloped land held for future development or sale:

                                                                    Year                            Intended
Location                                           Acres          Acquired                          Use <F1>
-------------------------------------------------------------------------------------------------------------------------------
W. Argyle Street                                    0.9             1972 <F2>        One outlot or retail shops
Jackson, MI
-------------------------------------------------------------------------------------------------------------------------------
Kimberly Road & Fairmont Street                     6.0             1977             Outlot, plus food store and/or retail shops
Davenport, IA
-------------------------------------------------------------------------------------------------------------------------------
Dixie Highway                                       4.7             1979             Food store and/or retail shops
Louisville, KY
-------------------------------------------------------------------------------------------------------------------------------
West 15th Street                                    1.4             1979             Two outlots <F3>
Washington, NC
-------------------------------------------------------------------------------------------------------------------------------
Mundy Mill Road                                     4.8             1987             Retail shops and/or four outlots
Oakwood, GA
-------------------------------------------------------------------------------------------------------------------------------
North Cleveland Avenue                             12.4             1993             Six outlots, anchor pads and retail shops
North Fort Myers, FL
-------------------------------------------------------------------------------------------------------------------------------

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

        There is no mortgage debt on any of the above properties, except for the North Fort Myers, Florida retail shop land. See Note 8 to the
Consolidated Financial Statements of the Company. The Company will either develop the properties described above or will hold them for sale or lease to others.

ITEM 3. LEGAL PROCEEDINGS.

        The Company is not a party to, nor is any of its properties the subject of, any material pending legal proceedings, other than ordinary routine proceedings incidental to the business of the Company. To the knowledge of the management of the Company, there are no material legal proceedings contemplated or threatened against it.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        Not applicable.

                              PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
        MATTERS.


                                                                                                              DIVIDENDS PAID
                                                   CLOSING MARKET PRICES                                          PER SHARE
                                  ------------------------------------------------------------------------------------------------
                                          FISCAL             |                   FISCAL             |        FISCAL        FISCAL
                                           1998              |                    1997              |         1998          1997
                                  ---------------------------|--------------------------------------|-----------------------------
                                    HIGH           LOW       |        HIGH                LOW       |
                                   TRADE          TRADE      |       TRADE               TRADE      |
                                  ---------------------------|--------------------------------------|-----------------------------
                                                             |                                      |
 First Quarter                    $7.875         $5.000      |      $4.125              $3.250      |        $.070         $.015
 Second Quarter                    7.625          5.375      |       4.625               3.438      |         .040          .015
 Third Quarter                     8.406          6.000      |       5.250               4.250      |         .040          .020
 Fourth Quarter                    8.813          6.500      |       5.500               4.750      |         .040          .020
                                  ---------------------------|--------------------------------------|-----------------------------

        The common stock of Abrams Industries, Inc. is traded over-the-counter in the NASDAQ National Market System (Symbol: ABRI). The approximate number of holders of common stock was 500 (including shareholders of record and shares held in street name) at May 31, 1998.

ITEM 6. SELECTED FINANCIAL DATA.

        The following table sets forth selected financial data for the Company and should be read in conjunction with the consolidated financial statements and notes thereto.



                                              1998             1997           1996           1995            1994
                                         ---------------------------------------------------------------------------------
Consolidated Revenues                    $178,590,842     $136,123,601    $134,299,240    $122,608,682    $123,602,954
Net Earnings (Loss)                      $  2,999,478     $  2,391,398    $   (304,188)   $   (331,019)   $  1,359,408
Net Earnings (Loss) Per Share*           $       1.02     $        .81    $       (.10)   $       (.11)   $        .46
Shares Outstanding at Year-End              2,936,356        2,938,356       2,970,856       2,993,540       2,993,540
Cash Dividends Paid Per Share            $        .19     $        .07    $       .105    $        .12    $        .11
Shareholders' Equity                     $ 24,535,863     $ 22,125,214    $ 20,152,376    $ 20,872,035    $ 21,562,279
Shareholders' Equity Per Share*          $      8.36      $       7.53    $       6.78    $       6.97    $       7.20
Working Capital                          $ 15,283,031     $ 13,075,119    $ 10,417,697    $ 11,447,872    $  9,445,073
Depreciation and Amortization Expense    $  2,853,634     $  3,401,334    $  3,242,738    $  3,078,878    $  2,787,078
Total Assets                             $121,309,444     $ 91,499,438    $ 90,635,098    $ 88,576,745    $ 92,732,567
Income-Producing Property Under
    Development, Income-Producing
    Properties and Property, Plant and
    Equipment, net                       $ 67,119,159     $ 45,028,355    $  54,493,842   $ 55,065,157    $ 56,787,858
Long-Term Debt                           $ 62,938,807     $ 41,118,885    $  51,202,536   $ 51,580,229    $ 52,637,298
Return on Average Shareholders' Equity        12.9%           11.3%            (1.5%)        (1.6%)               6.5%

                                             1993             1992           1991           1990            1989         1988
                                         -----------------------------------------------------------------------------------------
Consolidated Revenues                    $82,878,911      $  83,818,090   $ 78,020,796    $54,887,568     $50,331,871  $51,032,736
Net Earnings (Loss)                      $ 1,710,381      $   1,021,303   $  1,027,373    $ 1,534,063     $ 1,435,567  $ 1,082,883
Net Earnings (Loss) Per Share*           $       .57      $         .34   $        .34    $       .51     $       .48  $       .36
Shares Outstanding at Year-End             2,977,540          2,977,540      2,977,540      2,994,039       2,978,039    1,787,000
Cash Dividends Paid Per Share            $       .11      $         .20   $        .20    $       .20     $       .18  $       .14
Shareholders' Equity                     $20,484,880      $  19,102,028   $ 18,676,233    $18,304,102     $17,310,146  $16,402,538
Shareholders' Equity Per Share*          $      6.84      $        6.38   $       6.24    $      6.11     $      5.78  $      5.48
Working Capital                          $ 8,030,898      $   2,783,427   $  3,140,650    $21,575,826     $18,830,026  $12,955,259
Depreciation and Amortization Expense    $ 2,162,472      $   2,106,703   $  1,938,687    $ 1,707,985     $ 1,668,105  $ 1,491,401
Total Assets                             $90,537,249      $  78,260,810   $ 76,606,498    $64,047,108     $56,318,968  $51,178,946
Income-Producing Property Under
    Development, Income-Producing
    Properties and Property, Plant and
    Equipment, net                       $64,340,348      $  52,976,540    $49,999,625    $22,797,353     $24,088,285  $21,069,833
Long-Term Debt                           $55,197,178      $  41,513,804    $39,104,720    $29,955,918     $30,071,322  $23,337,984
Return on Average Shareholders' Equity      8.6%               5.4%            5.6%          8.6%             8.5%        6.7%


*Adjusted to reflect stock dividends and stock splits.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR FISCAL YEARS ENDED APRIL 30, 1998, 1997 AND 1996.

                        RESULTS OF OPERATIONS

                                REVENUES

        Revenues for 1998 were $178,590,842, compared to $136,123,601 and
$134,299,240 for 1997 and 1996, respectively. This represents an increase in Revenues of 31% and 33% from those of 1997 and 1996, respectively. Revenues include Interest income of $684,270, $452,992 and $462,858 for 1998, 1997 and
1996, respectively, and Other income of $124,357, $46,262 and $173,577 for 1998, 1997 and 1996, respectively. The figures in Chart A below do not include Interest income, Other income or Intersegment revenues. When more than one segment is involved, Revenues are reported by the segment that sells the product or service to an unaffiliated purchaser.

                                                            REVENUE SUMMARY BY SEGMENT
                                                             (Dollars in Thousands)
                                                                      CHART A
                                   Years Ended                  Increase                  Years Ended            Increase
                                    April 30,                  (Decrease)                   April 30,           (Decrease)
                           --------------------------------------------------       ------------------------------------------
                              1998           1997           Amount    Percent           1998       1996       Amount   Percent
                           ---------------------------------------------------      ------------------------------------------
Construction <F1>          $141,453         $ 97,977       $43,476     44           $141,453    $107,495    $33,958      32
Manufacturing <F2>           14,970           16,662        (1,692)   (10)            14,970      14,999        (29)     --
Real Estate <F3>             21,359           20,985           374      2             21,359      11,169     10,190      91
                           ---------------------------------------------------      ----------------------------------------
Total                      $177,782         $135,624       $42,158     31           $177,782    $133,663    $44,119      33
                           ===================================================      =========================================

NOTES:

<F1>  The increase in 1998 from those in 1997 and 1996 is attributable to an increase in the level of activity in the construction of new buildings for an existing customer and revenue recognized from new customers. The amounts reported exclude $5,026,181 in 1998 related to construction of the new facility for the Manufacturing Segment, and $345,000 in 1997 and $792,000 in 1996 related to construction work at two shopping centers for the Real Estate Segment.

<F2>  The decrease in 1998 from that in 1997 is attributable to a postponement of a major order from an existing customer. The order is now expected in 1999. The 1998 amounts reported exclude $181,003 related to manufactured items supplied to one of the Construction Segment's customers.

<F3>  Rental revenues for 1998 were $11,334,000, compared to
$11,771,000 in 1997 and $11,169,000 in 1996. Revenues from sales of real estate amounted to $10,025,000 in 1998, $9,215,000 in 1997, and $-0- in 1996.
The 1998 real estate sales include sales of a shopping center in Oakwood, Georgia, freestanding Kmarts in Tifton, Georgia, and Newark, Ohio, and an outparcel in North Fort Myers, Florida. The 1997 real estate sales include outparcel sales in Englewood, Florida, and Oakwood, Georgia, and freestanding Kmarts in Niles, Michigan, Shawnee, Oklahoma, and Warner Robins, Georgia.

                    COSTS: APPLICABLE TO SEGMENT REVENUES

        As a percentage of total Segment Revenues (See Chart A), the applicable total Segment Costs (See Chart B) of $155,520,419 for 1998, $115,412,086 for 1997, and $119,775,802 for 1996 were 87%, 85% and 90%, respectively.

                                             COSTS: APPLICABLE TO REVENUES SUMMARY BY SEGMENT
                                                            (Dollars in Thousands)
                                                                   CHART B

                                                                                           Percent of
                                                                                        Segment Revenues
                                        Years Ended                                     For Years Ended
                                         April 30,                                          April 30,
                            --------------------------------------            ---------------------------------------
                              1998             1997          1996              1998            1997              1996
                            --------------------------------------            ---------------------------------------
Construction                $133,430        $ 91,638      $101,894             94               94                95
Manufacturing <F1>            10,547          10,412        11,587             70               62                77
Real Estate <F2>              11,543          13,362         6,295             54               64                56
                            --------------------------------------
     Total                  $155,520        $115,412      $119,776             87               85                90
                            ======================================

NOTES:

<F1> The increase in the percentage in 1998 as compared to 1997 is attributable to the product mix of fixtures sold and the installation of fixtures. The installation of fixtures is a new line of business that the Company is offering to better service its customers and does not command the same profit margin as does manufacturing fixtures. The decrease in the dollar amount and percentage in 1998 as compared to 1996 is a result of "re-engineering" efforts that have focused on cost control.

<F2> The decrease in the dollar amount and percentage in 1998 as compared to 1997 is attributable to a 1997 provision for impairment loss of $2,750,000 to reduce the net carrying value of the North Fort Myers, Florida shopping center to estimated fair value. There was no impairment loss provision in 1998 or 1996. See Note 5 to the Consolidated Financial Statements for further discussion.

                SELLING, SHIPPING, GENERAL AND ADMINISTRATIVE EXPENSES

        For the years 1998, 1997 and 1996, Selling, shipping, general and administrative expenses (See Chart C) were $13,571,655, $12,084,015 and $10,273,008, respectively. As a percentage of Consolidated Revenues, these expenses were 8% for 1998, 9% for 1997 and 8% for 1996. In reviewing Chart C, the reader should recognize that the volume of revenues generally will affect these amounts and percentages. The percentages in Chart C are based on expenses as they relate to segment revenues in Chart A, with the exception that Parent expenses and total expenses relate to Consolidated Revenues.

                            SELLING, SHIPPING, GENERAL AND ADMINISTRATIVE EXPENSES SUMMARY BY SEGMENT
                                                       (Dollars in Thousands)
                                                              CHART C

                                                                                           Percent of
                                                                                        Segment Revenues
                                           Years Ended                                   For Years Ended
                                            April 30,                                      April 30,
                          ------------------------------------------           -----------------------------------
                            1998             1997              1996             1998           1997           1996
                          ------------------------------------------           -----------------------------------
Construction <F1>         $ 4,525           $ 3,386          $ 2,952              3              3               3
Manufacturing <F2>          3,941             4,470            3,454             26             27              23
Real Estate <F3>            2,500             1,905            1,628             12              9              15
Parent                      2,606             2,323            2,239              2              2               2
                          ------------------------------------------
Total                     $13,572           $12,084          $10,273              8              9               8
                          ==========================================
NOTES:

<F1>      On a dollar basis comparison, the higher expenses in 1998 as compared to 1997 and 1996 stemmed from increased incentive-based compensation expenses which were a result of increased Segment profits.

<F2>     The decrease in the dollar amount and percentage of expenses in
1998 as compared to 1997 is a result of a decrease in personnel costs, which was partially offset by an increase in engineering and design expenses and an increase in prototype expenditures. The increase in the dollar amount and percentage of expenses in 1998 as compared to 1996 is a result of an increase in compensation expense due to increased profits and an increase in engineering and prototype costs.

<F3>     The increase in the dollar amount of expenses in 1998 as compared to 1997 and 1996 is attributable to increased employee compensation expenses which were a result of increased Segment profits.

                                INTEREST COSTS

        The majority of interest costs expensed of $4,666,290, $4,779,102 and $4,717,618 in 1998, 1997 and 1996, respectively, are related to debt on real estate and utilization of lines of credit. Interest costs of $112,000, $25,000 and $70,000, relating to properties under development in 1998, 1997 and 1996, respectively, were capitalized.

               FINANCIAL CONDITION AND CHANGES IN FINANCIAL CONDITION

        Income-producing property increased by $13,938,133 in fiscal year ending April 30, 1998, primarily as a result of the purchases of: (1) an approximately 66,000 square foot, four-story office building located in suburban Atlanta, Georgia, which the Parent Company partially occupies with the Construction Segment and the Real Estate Segment; (2) an approximately 121,000 square foot, twelve building office park located in Marietta, Georgia; and (3) an 86,000 square foot shopping center anchored by Kroger and located in Cincinnati, Ohio. These purchases were partially offset by the sale of the Tifton, Georgia Kmart for $1,012,121 in cash plus the repayment of the outstanding mortgage of $675,879. This sale was structured as a tax-deferred, like-kind exchange pursuant to Internal Revenue Code Section 1031, which allows a deferral of the tax gain if the Company utilizes the proceeds of the sale to purchase other real estate within 180 days of the sale. The Company has recognized a gain on the sale of this property for financial statement purposes. The proceeds of this sale, in conjunction with the proceeds from the tax-deferred exchange transactions from prior year sales of properties in Niles, Michigan, Shawnee, Oklahoma, and Warner Robins, Georgia, were used to purchase the above Income-producing properties. Management believes that it has fully complied with the provisions of Internal Revenue Code Section 1031 and thus will defer most of the tax gain on these sales.

        Property held for sale decreased by $4,886,209 in 1998 primarily as a result of the sales of three properties: (1) a shopping center in Oakwood, Georgia, which was sold for $1,607,752 in cash plus the assumption of the $4,468,899 mortgage loan; (2) a freestanding Kmart in Newark, Ohio, which was sold for $225,000 in cash plus the assumption of the $1,265,000 mortgage loan and (3) an outparcel in North Fort Myers, Florida, which was sold for $770,000 in cash. The first two sales were also structured as tax-deferred, like-kind exchanges pursuant to Internal Revenue Code Section 1031. All of the properties were sold at gains. As of April 30, 1998, the only Property held for sale was the Company's former wood manufacturing facility in Atlanta, Georgia, which is currently being marketed and is expected to be sold at a gain. The mortgage debt associated with the facility has been reclassified as short-term.

        Property, plant and equipment increased by $8,152,671 during the fiscal year, primarily as a result of the construction of the Manufacturing Segment's new facility. As of April 30, 1998, the capitalized costs of the project to date were $7,855,561, which includes the land and building construction expenditures. The land was purchased with funds received from the tax-deferred exchanges previously discussed. The facility was completed in early summer 1998 and is now fully operational. For further information related to the financing of this property, see "LIQUIDITY AND CAPITAL RESOURCES".

                         LIQUIDITY AND CAPITAL RESOURCES

        Except for certain real estate construction loans and occasional short-term operating loans, the Company normally has been able to finance its working capital needs through funds generated internally. If adequate funds are not generated through normal operations, the Company has available bank lines of credit. The Company also has developed relationships with various banks which management believes could be sources for other short-term and long-term financing, if required. Working capital increased to $15,283,031 at the end of 1998, from $13,075,119 and $10,417,697 at the end of 1997 and
1996, respectively. In 1998, operating activities provided cash of $5,954,188; investing activities used cash of $21,037,561, primarily for additions to Income-producing properties; and financing activities provided cash of $20,712,793.

        In April 1992, the Company secured a construction loan for the North Fort Myers, Florida development from SunTrust Bank, Atlanta. The loan was amended in April 1994, August 1995, March 1996, July 1997 and March 1998. The primary term of the construction financing was five years, and the loan has been extended to June 1999, in accordance with the loan agreement. The loan carries a floating interest rate of prime plus 3/8%. The maximum amount to be funded will be determined by a formula based on future development.

        In August 1997, the Company refinanced the $2,100,000 construction loan on its Jackson, Michigan shopping center with a permanent loan of $3,500,000. The permanent loan has a term of 22 years and bears interest at 8 5/8%. The loan required the establishment of a $500,000 letter of credit at closing which is to be used to pay down the loan in August 1998 if certain leasing requirements are not attained.

        In October 1997, the Company entered into an acquisition and construction loan with SunTrust Bank, Atlanta, to fund the purchase and renovations of the corporate headquarters office building in Atlanta, Georgia. The maximum amount of the loan is $5,200,000, and the loan is due in

October 1999. The Company has the option of paying interest at the prime rate or based on the Eurodollar rate plus 2.0%, which may be locked in for one, two, three, or six month periods at the Company's discretion.

        In November 1997, the Company closed on the $11,000,000, twenty-one year bond financing for the construction of its new manufacturing facility. The bonds bear interest at prevailing market rates, reset weekly. In an effort to minimize exposure to interest rate fluctuations in connection with the bonds, the Company entered into two separate interest rate swap agreements with SunTrust Bank, Atlanta, in February 1998. The first swap agreement terminates in February 2001. The notional amount reduces annually from $5,500,000 at inception to $5,300,000 at the expiration of the agreement. The agreement calls for the Company to make fixed rate payments to SunTrust of 5.57% per annum of the notional amount, in exchange for SunTrust making floating rate payments based on the 30-day Non-financial AA Commercial Paper rate. The second interest rate swap agreement terminates in February 2003. The notional amount reduces annually from $5,500,000 at inception to $5,057,500 at the expiration of the agreement. The remaining terms of the second agreement are identical to the terms of the first except the fixed rate payment is 5.67% per annum. The notional amounts of the swap agreements are set to match the outstanding principal amount of the bonds. The swap floating rates are reset weekly, and the Company settles with the counterparty monthly. The Company expects the counterparty to the agreements to abide by the terms of the agreements.

       In December 1997, the Company obtained a $6,480,000 permanent loan on the office park in Marietta, Georgia. The property was originally purchased in October 1997 with a portion of the proceeds from the tax-deferred exchange transactions previously discussed and draws on the bank lines of credit, which have been repaid. The loan bears interest at 7.41% per annum, and the final payment of the loan is due in January 2008.

        During the coming fiscal year, the Company plans to obtain financing on the Cincinnati, Ohio shopping center purchased in February 1998. As of April 30, 1998, there was no debt on this property. Management expects the proceeds from the financing will be used to fund future purchases of income-producing properties.

        At April 30, 1998, the Company had unsecured committed lines of credit totaling $7,000,000, of which $6,500,000 was available and $500,000 was reserved for the letter of credit issued for the Jackson, Michigan loan discussed above. The Company also had a committed line of credit totaling $2,500,000, secured by the Manufacturing Segment's inventory and receivables, of which none was outstanding.

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

        In the Real Estate Segment, many of the leases are long-term (over 20 years) with fixed rents except for contingent rent provisions by which the Company may earn additional rent as a result of increases in tenants' sales. The contingent rent provisions, however, permit the tenants in most cases, to offset against contingent rents any increases in ad valorem taxes over a specified amount. If inflation were to rise, ad valorem taxes would probably increase which, in turn, would cause a decrease in the contingent rents. Furthermore, the Company has certain repair obligations and the costs of repairs increase with inflation.

        Inflation causes a rise in interest rates, which has a positive effect on investment income, but has a negative effect on profit margins because of the increased costs of production. Overall, inflation will tend to limit the Company's markets and, in turn, will reduce revenues as well as operating profits.

                              YEAR 2000

        Management has undertaken a program to prepare the Company's financial and operating computer systems and ancillary applications for the year 2000. All necessary software modifications are expected to occur in a timely manner at a cost which is not expected to be material.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                    INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

        Independent Auditors' Report                                                                                          27
        Consolidated Balance Sheets - April 30, 1998 and 1997                                                                 28
        Consolidated Statements of Operations - For the years ended April 30, 1998, 1997 and 1996                             29
        Consolidated Statements of Shareholders' Equity - For the years ended April 30, 1998, 1997 and 1996                   30
        Consolidated Statements of Cash Flows - For the years ended April 30, 1998, 1997 and 1996                             31
        Notes to Consolidated Financial Statements - April 30, 1998, 1997 and 1996                                            32

        Schedules:
        SCHEDULE NUMBER
        ---------------
        II   Valuation and Qualifying Accounts                                                                                43
        III  Real Estate and Accumulated Depreciation                                                                         44
/TABLE

                       INDEPENDENT AUDITORS' REPORT


The Board of Directors and Shareholders
Abrams Industries, Inc.:


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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Abrams Industries, Inc. and subsidiaries as of April 30, 1998 and 1997, and the results of their operations and cash flows for each of the years in the three-year period ended April 30, 1998, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.


                             /s/ KPMG Peat Marwick LLP


June 12, 1998
Atlanta, Georgia

                                                    CONSOLIDATED BALANCE SHEETS

                                                                                                        April 30,
                                                                                          ---------------------------------------
                                                                                                  1998                  1997
---------------------------------------------------------------------------------------------------------------------------------
                                                                ASSETS
CURRENT ASSETS:
    Cash and cash equivalents, including restricted cash of $4,860,226
      and $609,629 in 1998 and 1997, respectively                                         $    13,240,471           $  7,611,051
    Receivables:
      Trade notes and accounts, net                                                             1,996,831              3,512,652
      Contracts, net, including retained amounts of
          $5,480,974 in 1998 and $4,057,528 in 1997 (note 3)                                   19,148,413             15,402,509
    Inventories, net (note 2)                                                                   1,495,063              1,557,964
    Costs and earnings in excess of billings (note 3)                                           5,637,599              2,785,340
    Property held for sale (note 4)                                                             1,691,764              6,577,973
    Deferred income taxes (note 9)                                                                848,939                682,321
    Other                                                                                         614,244                467,733
--------------------------------------------------------------------------------------------------------------------------------
          Total current assets                                                                 44,673,324             38,597,543
--------------------------------------------------------------------------------------------------------------------------------
INCOME-PRODUCING PROPERTIES, net (notes 5, 7 and 8)                                            57,262,540             43,324,407
PROPERTY, PLANT AND EQUIPMENT, NET (notes 6 and 8)                                              9,856,619              1,703,948
OTHER ASSETS:
    Land held for future development or sale                                                    4,237,845              3,889,361
    Notes receivable                                                                              415,538                515,832
    Cash surrender value of officers life insurance                                             1,282,790              1,021,481
    Deferred loan costs, net                                                                      814,405                531,812
    Other                                                                                       2,766,383              1,915,054
--------------------------------------------------------------------------------------------------------------------------------
                                                                                           $  121,309,444            $91,499,438
================================================================================================================================

                                                    LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
    Trade and subcontractors payables, including
      retained amounts of $3,797,162 in 1998 and
      $1,904,080 in 1997                                                                   $    19,445,101           $10,385,079
    Accrued expenses                                                                             3,664,863             3,438,412
    Billings in excess of costs and earnings (note 3)                                            1,369,148             1,148,665
    Accrued cash and deferred profit-sharing (note 10)                                           3,325,048             3,130,097
    Current maturities of long-term debt (notes 7 and 8)                                         1,586,133             7,420,171
--------------------------------------------------------------------------------------------------------------------------------
          Total current liabilities                                                             29,390,293            25,522,424
--------------------------------------------------------------------------------------------------------------------------------
DEFERRED INCOME TAXES (note 9)                                                                   3,018,429             1,884,453
OTHER LIABILITIES                                                                                1,426,052               848,462
MORTGAGE NOTES PAYABLE, less current maturities (note 7)                                        33,433,945            24,919,282
OTHER LONG-TERM DEBT, less current maturities (notes 7 and 8)                                   29,504,862            16,199,603
--------------------------------------------------------------------------------------------------------------------------------
          Total liabilities                                                                     96,773,581            69,374,224
--------------------------------------------------------------------------------------------------------------------------------
COMMITMENTS AND CONTINGENCIES (notes 4, 5, 7, and 8)
SHAREHOLDERS' EQUITY (note 10):
    Common stock, $1 par value; authorized 5,000,000 shares;
      3,014,039 issued and 2,936,356 outstanding in 1998;
      3,010,039 issued and 2,938,356 outstanding in 1997                                         3,014,039              3,010,039
    Additional paid-in capital                                                                   2,019,690              2,012,190
    Retained earnings                                                                           19,914,685             17,473,536
---------------------------------------------------------------------------------------------------------------------------------
          Total paid-in capital and retained earnings                                           24,948,414             22,495,765
            Less treasury stock, 77,683 and 71,683 shares in 1998
            and 1997, respectively                                                                 412,551                370,551
---------------------------------------------------------------------------------------------------------------------------------
          Total shareholders' equity                                                            24,535,863             22,125,214
---------------------------------------------------------------------------------------------------------------------------------
                                                                                            $  121,309,444            $91,499,438
=================================================================================================================================

See accompanying notes to consolidated financial statements.

                                                 CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                            Years Ended April 30,
                                                           -----------------------------------------------------
                                                               1998                  1997                 1996
----------------------------------------------------------------------------------------------------------------

REVENUES:
    Construction                                           $141,453,025       $97,976,902        $ 107,494,271
    Manufacturing                                            14,970,261        16,661,798           14,999,240
    Rental income                                            11,334,278        11,770,889           11,169,294
    Real estate sales                                        10,024,651         9,214,758               ---
    Interest                                                    684,270           452,992              462,858
    Other                                                       124,357            46,262              173,577
----------------------------------------------------------------------------------------------------------------
                                                            178,590,842       136,123,601          134,299,240
----------------------------------------------------------------------------------------------------------------
COSTS AND EXPENSES:
    Applicable to revenues:
      Construction                                          133,430,395        91,637,636          101,893,350
      Manufacturing                                          10,547,381        10,412,263           11,587,307
      Rental property operating expenses,
          exclusive of interest                               6,385,181         6,526,306            6,295,145
      Cost of real estate sold                                5,157,462         4,085,881                ---
      Provision for impairment on income-producing
          property (note 5)                                      ---            2,750,000                ---
---------------------------------------------------------------------------------------------------------------
                                                            155,520,419       115,412,086          119,775,802
---------------------------------------------------------------------------------------------------------------
    Selling, shipping, general and administrative            13,571,655        12,084,015           10,273,008
    Interest costs incurred, less interest capitalized of
      $112,000, $25,000, and $70,000 in 1998, 1997 and
      1996, respectively                                      4,666,290         4,779,102            4,717,618
---------------------------------------------------------------------------------------------------------------
                                                            173,758,364       132,275,203          134,766,428
---------------------------------------------------------------------------------------------------------------
EARNINGS (LOSS) BEFORE INCOME TAXES                           4,832,478         3,848,398             (467,188)
---------------------------------------------------------------------------------------------------------------
INCOME TAXES EXPENSE (BENEFIT) (note 9):
    Current                                                     865,642           968,782              117,820
    Deferred                                                    967,358           488,218             (280,820)
---------------------------------------------------------------------------------------------------------------
                                                              1,833,000         1,457,000             (163,000)
---------------------------------------------------------------------------------------------------------------
NET EARNINGS (LOSS)                                         $ 2,999,478        $2,391,398          $  (304,188)
===============================================================================================================
NET EARNINGS (LOSS) PER SHARE (note 11):
    Basic                                                   $      1.02        $      .81          $      (.10)
---------------------------------------------------------------------------------------------------------------
    Diluted                                                 $      1.02        $      .80          $      (.10)
===============================================================================================================

See accompanying notes to consolidated financial statements.

                                         CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                        Common Stock         Additional
                                   ----------------------      Paid-In           Retained       Treasury
                                   Shares          Amount      Capital           Earnings         Stock           Total
---------------------------------------------------------------------------------------------------------------------------

BALANCES at April 30, 1995        3,010,039      $3,010,039    $2,012,190    $  15,906,239     $ (56,433)    $ 20,872,035
    Net loss                         ---             ---           ---            (304,188)          ---         (304,188)
    Cash dividends declared -
      $.105 per share                ---             ---           ---            (312,603)          ---         (312,603)
    Acquisition of 22,684 shares
      of treasury stock              ---             ---           ---                ---        (102,868)       (102,868)
----------------------------------------------------------------------------------------------------------------------------
BALANCES at April 30, 1996        3,010,039       3,010,039     2,012,190       15,289,448       (159,301)     20,152,376
    Net earnings                     ---             ---           ---           2,391,398          ---         2,391,398
    Cash dividends declared -
      $.07 per share                 ---             ---           ---            (207,310)         ---          (207,310)
    Acquisition of 32,500 shares
      of treasury stock              ---             ---           ---                ---        (211,250)       (211,250)
-----------------------------------------------------------------------------------------------------------------------------
BALANCES at April 30, 1997        3,010,039       3,010,039      2,012,190      17,473,536       (370,551)     22,125,214
    Net earnings                     ---             ---           ---           2,999,478          ---         2,999,478
    Cash dividends declared -
      $.19 per share                 ---             ---           ---            (558,329)         ---          (558,329)
    Exercise of stock options         4,000           4,000          7,500            ---           ---            11,500
    Acquisition of 6,000 shares
      of treasury stock              ---              ---          ---                ---         (42,000)        (42,000)
----------------------------------------------------------------------------------------------------------------------------
BALANCES at April 30, 1998        3,014,039      $3,014,039     $2,019,690     $19,914,685     $ (412,551)   $ 24,535,863
============================================================================================================================

See accompanying notes to consolidated financial statements.

                                                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                          Years Ended April 30,
                                                                            -------------------------------------------------
                                                                                   1998            1997               1996
-----------------------------------------------------------------------------------------------------------------------------

Cash flows from operating activities:
    Net earnings (loss)                                                     $ 2,999,478       $ 2,391,398        $  (304,188)
    Adjustments to reconcile net earnings (loss)
      to net cash provided by operating activities:
          Depreciation and amortization                                       2,853,634         3,401,334          3,242,738
          Deferred tax expense (benefit)                                        967,358           488,218           (280,820)
          Gain on sales of real estate                                       (4,867,189)       (5,128,877)              ---
          Provision for impairment on income-producing property                   ---           2,750,000               ---
      Decrease (increase) in assets:
          Receivables, net                                                   (2,230,083)       (2,840,330)        (5,392,110)
          Inventories, net                                                       62,901           118,577            979,365
          Costs and earnings in excess of billings                           (2,852,259)           73,049         (1,289,544)
          Other current assets                                                 (146,511)          (83,441)             3,787
          Other assets                                                       (1,112,638)         (790,074)          (430,375)
      Increase (decrease) in liabilities:
          Trade and subcontractors payable                                    9,060,022          (861,657)         3,387,122
          Accrued expenses                                                      226,451         1,542,646            (71,722)
          Accrued cash and deferred profit-sharing                              194,951         1,512,165            124,451
          Billings in excess of costs and earnings                              220,483           366,847            281,350
          Other liabilities                                                     577,590           309,199            (46,520)
-----------------------------------------------------------------------------------------------------------------------------
    Net cash provided by operating activities                                 5,954,188         3,249,054            203,534
-----------------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
    Proceeds from sales of real estate                                        3,818,393         1,496,831               ---
    Additions to income-producing properties                                (16,045,209)       (5,205,926)              ---
    Additions to property, plant and equipment, net                          (8,911,039)         (622,667)        (2,363,431)
    Repayments received on notes receivable                                     100,294           108,815            159,276
-----------------------------------------------------------------------------------------------------------------------------
    Net cash used in investing activities                                   (21,037,561)       (4,222,947)        (2,204,155)
-----------------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
    Debt proceeds                                                            32,145,583         5,061,143          6,419,282
    Debt repayments                                                         (10,425,800)       (1,486,522)        (6,821,440)
    Additions to deferred loan costs                                           (418,161)          (23,570)              ---
    Cash dividends                                                             (558,329)         (207,310)          (312,603)
    Repurchases of common stock                                                 (42,000)         (211,250)          (102,868)
    Proceeds from exercise of stock options                                      11,500              ---                ---
-----------------------------------------------------------------------------------------------------------------------------
    Net cash provided by (used in) financing activities                      20,712,793         3,132,491           (817,629)
-----------------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                          5,629,420         2,158,598         (2,818,250)
Cash and cash equivalents at beginning of year                                7,611,051         5,452,453          8,270,703
-----------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of year                                    $13,240,471       $ 7,611,051        $ 5,452,453
=============================================================================================================================
Supplemental disclosure of noncash financing activities:
    Assumption of mortgage loans by purchasers in
      conjunction with sale of income-producing properties                  $ 5,733,899       $ 7,723,758        $     ---
Supplemental schedule of cash flow information:
    Interest paid, net of amounts capitalized                               $ 4,817,206       $ 4,829,201        $ 4,699,374
    Income taxes paid                                                       $   726,733       $   382,873        $   107,653
=============================================================================================================================

See accompanying notes to consolidated financial statements.

                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              APRIL 30, 1998, 1997, AND 1996

                    (1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)  PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION

     The consolidated financial statements include the accounts of Abrams Industries, Inc., its wholly-owned subsidiaries and its 80% investment in Abrams-Columbus Limited Partnership (the "Company"). All significant intercompany balances, transactions and profits have been eliminated in consolidation. Revenues and costs are reported by the segment which sells the product or service to an unaffiliated purchaser.

(b)  INCOME RECOGNITION

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

     Revenues from the sale of manufactured goods are recognized on the date products are shipped to the customer for sales, other than "bill and hold" sales. Revenues from "bill and hold" sales, on which delivery is delayed at the customer's explicit request, are recognized when conditions for such revenues are met; principally, the completed product is ready for delivery and transfer of both title and risk of ownership has passed to the buyer.

(c)  CASH AND CASH EQUIVALENTS

     Cash and cash equivalents include money market funds and other financial instruments. For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments with maturities of three months or less to be cash equivalents.

     In 1998, restricted cash includes proceeds from the issuance of industrial development revenue bonds. The proceeds of these bonds are restricted for use in constructing and equipping the Company's new manufacturing facility. In 1997, restricted cash includes amounts held for the payment of outstanding bonds and proceeds from the sale of real estate. Restricted cash from real estate sales was held in escrow by a qualified intermediary in order to complete tax-deferred exchanges in accordance with Section 1031 of the Internal Revenue Code.

(d)  INVENTORIES

     Inventories are valued at the lower of cost (first-in, first-out method) or market. To reflect the inventory at the lower of cost or market, valuation reserves are established. Management periodically evaluates the adequacy of reserves based on aging, sales and other relevant factors.

(e)  PROPERTY HELD FOR SALE

     Property held for sale is expected to be sold in the near term and is carried at the lower of cost or fair value less costs to sell. Depreciation and amortization are suspended during the sale period except for manufacturing facilities that are in operation.

(f)  INCOME-PRODUCING PROPERTIES AND PROPERTY, PLANT AND EQUIPMENT

     Income-producing properties are stated at the lower of cost or fair value and are depreciated for financial reporting purposes using the straight-line method over the estimated useful lives of the properties and related assets.

     Property, plant, and equipment is recorded at cost and is depreciated for financial reporting purposes using the straight-line method over the estimated useful lives of the assets. Significant additions which extend asset lives are capitalized. Normal maintenance and repair costs are expensed as incurred.

     Interest and other carrying costs related to assets under construction are capitalized. Costs of planning, development and construction are also capitalized. Capitalization of interest and other carrying costs is discontinued when a project is substantially completed or if active development ceases.

     The Company reviews income-producing properties and property, plant, and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset to future net cash flows expected to be generated by the asset. If an asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the asset's fair value.

(g)  LAND HELD FOR FUTURE DEVELOPMENT OR SALE

     Land held for future development or sale is carried at the lower of cost or fair value less costs to sell.

(h)  DEFERRED LOAN COSTS

     Costs incurred to obtain loans have been deferred and are being amortized over the terms of the related loans.

(i)  INCOME TAXES

     Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.

(j)  EARNINGS PER SHARE

     On April 30, 1998, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings Per Share. SFAS No. 128 supersedes APB Opinion No. 15, Earnings Per Share, and specifies the computation, presentation, and disclosure requirements for earnings per share ("EPS"). SFAS No. 128 replaces the presentation of primary EPS and fully diluted EPS with a presentation of basic EPS and diluted EPS, respectively. SFAS No. 128 also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures. Prior period EPS data has been restated to conform with SFAS No. 128.

(k)  FAIR VALUE OF FINANCIAL INSTRUMENTS

     Management believes that the carrying amounts of cash and cash equivalents, receivables, other assets, accounts payable, accrued expenses and current portions of debt instruments are reasonable approximations of their fair value because of the short maturity of these instruments.

     The fair value of the Company's noncurrent portions of debt instruments is estimated by discounting the future cash flows of each instrument at rates currently offered to the Company for similar debt instruments of comparable maturities by the Company's bankers. Based on this valuation methodology, management believes that the carrying amount of the noncurrent portions of debt instruments is a reasonable estimation of their fair value.

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

(m)  STOCK OPTIONS

     The Company accounted for its stock option plan in accordance with the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB Opinion 25"), and related interpretations. As such, compensation expense was recorded only to the extent that the market price of the underlying stock at the date of grant exceeded the exercise price. In October 1995, SFAS No. 123, Accounting for Stock-Based Compensation, was issued. SFAS 123 allows entities to apply the provisions of APB Opinion 25 for recognizing stock-based compensation expense in the basic financial statements. Companies not following the fair value based method are required to provide expanded disclosures in the footnotes. The Company elected to continue to apply the provisions of APB Opinion 25 and, to the extent material, followed the disclosure provisions of SFAS 123.

(n)  RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 130, Reporting Comprehensive Income. This statement establishes standards for reporting and displaying comprehensive income and its components in a full set of general purpose financial statements. SFAS No. 130 requires all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed in equal prominence with the other financial statements. The term "comprehensive income" is used in the statement to describe the total of all components of comprehensive income including net income. "Other comprehensive income" refers to revenues, expenses, gains, and losses that are included in comprehensive income but excluded from earnings under current accounting standards. SFAS No. 130 is effective for financial statements for years beginning after December 15, 1997. The Company will adopt SFAS No. 130 effective May 1, 1998.

     In June 1997, the FASB issued SFAS No. 131, Disclosures about
     Segments of an Enterprise and Related Information. This statement establishes standards for the way public business enterprises are to report information about operating segments in annual financial statements and requires those enterprises to report selected information about operating segments using the "management approach" concept. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. SFAS No. 131 supersedes SFAS No. 14, Financial Reporting for Segments of a Business Enterprise, but retains the requirement to report information about major customers. SFAS No. 131 is effective for financial statements for periods beginning after December 15, 1997. The Company will adopt SFAS No. 131 effective May 1, 1998.

(o)  RECLASSIFICATIONS

     Certain reclassifications have been made to the 1997 and 1996 consolidated financial statements to conform with classifications adopted in 1998.

                                  (2) INVENTORIES

      The balances of major classes of inventory, net of their related valuation reserves, at April 30 were as follows:

                                                    1998               1997
                                             --------------------------------
          Finished goods                     $    787,520          $  939,784
          Work-in-progress                        219,802             110,119
          Raw materials                           487,741             508,061
                                             --------------------------------
                                             $  1,495,063          $1,557,964
                                             ================================

                                (3) CONTRACTS IN PROGRESS

                  Assets and liabilities related to contracts in progress, including contracts receivable, are included in current assets and current liabilities as they will be liquidated in the normal course of contract completion, which is expected to occur within one year. Amounts billed and costs recognized on contracts in progress at April 30 were:

                                                                   1998               1997
                                                              --------------------------------
          Costs and earnings in excess of billings:
             Accumulated costs and earnings                   $48,672,342          $24,480,989
             Amounts billed                                    43,034,743           21,695,649
                                                              --------------------------------
                                                              $ 5,637,599          $ 2,785,340
                                                              ================================
           Billings in excess of costs and earnings:
             Amounts billed                                   $27,774,973          $29,161,445
             Accumulated costs and earnings                    26,405,825           28,012,780
                                                              --------------------------------
                                                              $ 1,369,148          $ 1,148,665
                                                              ================================

(4) PROPERTY HELD FOR SALE

          As of April 30, 1997, the Company had entered into a contract to sell a parcel of undeveloped land in North Fort Myers, Florida for a sales price of $770,000. This sale closed in May 1997 and resulted in a gain. In March 1997, the Company entered into a contract to sell a property in Newark, Ohio, tenanted by Kmart Corporation. The contract amount was $225,000 in cash plus assumption by the purchaser of the mortgage which had a balance of $1,310,000 as of April 30, 1997. This sale closed in fiscal 1998 resulting in a gain. In August 1997, the Company closed the sale of a shopping center in Oakwood, Georgia. The sale resulted in a gain. The sales described above, with the exception of the sale of undeveloped land in North Fort Myers, Florida, were structured as tax-deferred, like-kind exchanges pursuant to Internal Revenue Code Section 1031 (note 5).

          In addition, during fiscal 1997, the Company began actively marketing for sale its former wood manufacturing facility in Atlanta, Georgia. The Manufacturing Segment moved into a new manufacturing facility in fiscal year 1999. The Company anticipates the former wood manufacturing facility will be sold at a gain. In anticipation of the sale of the four aforementioned properties during fiscal 1998, the Company classified the carrying amounts of these properties as property held for sale in the accompanying April 30, 1997 consolidated balance sheet. As of April 30, 1998, only the Company's manufacturing facility is classified as property held for sale. All of these properties are included in the Real Estate Segment except for the manufacturing facility which is included in the Manufacturing Segment.

          The results of operations for the year ended April 30, 1997, for the properties in the Real Estate Segment that were held for sale are summarized below:

          Revenues                                                    $1,054,182
          Operating expenses, including depreciation and interest        869,463
          Results of operations                                        ---------
                                                                       $ 184,719
                                                                       =========
         The results of operations for the manufacturing segment are summarized in note 12.

(5) INCOME-PRODUCING PROPERTIES

          Income-producing properties and their estimated useful lives at April 30 were as follows:

                             Estimated useful lives      1998                      1997
                             ---------------------------------------------------------------
Land                                                  $16,580,806               $12,604,290
Buildings and improvements          7-39 years         55,472,762                45,161,119
                                                      -------------------------------------
                                                       72,053,568                57,765,409

Less - accumulated depreciation
   and amortization                                    14,791,028                14,441,002
                                                      -------------------------------------
                                                      $57,262,540              $ 43,324,407
                                                      =====================================

          During the fourth quarter of fiscal year 1997, management received market information which it believed indicated that the carrying value of its shopping center in North Fort Myers, Florida, had been impaired. Management completed a recoverability review of the carrying value of the shopping center based upon an estimate of undiscounted future cash flows expected to result from its use and eventual disposition. As of April 30, 1997, management concluded that the sum of the undiscounted future cash flows estimated to be generated by the shopping center is less than the carrying value and, as a result, the Company recorded a provision for impairment of $2,750,000 which reduced the shopping center's carrying value to its estimated fair value. The estimated fair value was determined by using market value studies compiled by two independent commercial real estate brokerage firms. This shopping center is classified as an income-producing property in the accompanying April 30, 1998 and 1997 consolidated balance sheets and is included in the Real Estate Segment.

          During 1998, the Company sold income-producing properties located in Oakwood, Georgia, Newark, Ohio, and Tifton, Georgia, and recognized gains for financial statement purposes. During fiscal year 1997, income-producing properties located in Shawnee, Oklahoma, Warner Robins, Georgia, and Niles, Michigan, also were sold for gains. These sales transactions were structured as tax-deferred, like-kind exchanges pursuant to Internal Revenue Code
Section 1031, which allows a deferral of the tax gain if the Company utilizes proceeds of the sale to purchase other real estate within 180 days of sale.

(6) PROPERTY, PLANT, AND EQUIPMENT

          The major components of property, plant, and equipment and their estimated useful lives at April 30 were as follows:

                                      Estimated useful lives          1998            1997
                                      -------------------------------------------------------
Land                                                             $    92,226      $    92,226
Buildings and improvements                   3-31.5 years          1,729,884        1,513,989
Machinery and equipment                        3-10 years          5,684,239        5,322,714
                                                                 ----------------------------
                                                                   7,506,349        6,928,929

Less - accumulated depreciation                                    5,505,291        5,224,981
                                                                 ----------------------------
                                                                   2,001,058        1,703,948

New manufacturing facility
   under construction                                              7,855,561            ---
                                                                 ----------------------------
                                                                  $9,856,619       $1,703,948
                                                                 ============================

(7) MORTGAGE NOTES PAYABLE AND LEASES

         The Company owns rental property consisting of seven shopping centers, an office building, and an office park, all of which, with the exception of one of the shopping centers, are pledged as collateral on related mortgage notes payable. It is also lessee of nine shopping centers under leaseback arrangements expiring from 2001 to 2014. Each debt instrument and leaseback arrangement contains an exculpatory provision limiting the Company's liability to its interest in the mortgaged property or lease, except for a construction mortgage loan secured by a shopping center in North
Fort Myers, Florida, and a note payable to a bank secured by an office building in Atlanta, Georgia, both of which are guaranteed by a subsidiary of the Company (note 8).

          All of the leaseback centers are leased to the Kmart Corporation, and Kmart is a tenant in five of the seven owned shopping centers. The owned shopping centers are leased for periods expiring from fiscal years 1999 to 2040, while leases on the owned office properties expire from fiscal years
1999 to 2003. Leases on the leaseback centers correspond to the leaseback periods. All leases are operating leases. The shopping center leases typically require that the tenant make fixed rental payments over a 5- to 25-year period and provide for renewal options and for contingent rentals if the tenants' sales volumes exceed predetermined amounts. In most cases, the shopping center leases provide that the tenant bear the cost of insurance, repairs, maintenance and taxes. Base rental revenue received from owned shopping centers and office properties in 1998, 1997, and 1996 was approximately $7,708,000, $7,829,000, and $7,116,000, respectively. Base rental revenue received from leaseback centers in 1998, 1997, and 1996 was approximately $2,620,000, $2,694,000, and $2,917,000, respectively.
Contingent rental revenue received on all centers in 1998, 1997, and 1996 was approximately $195,000, $164,000, and $171,000, respectively.

          Approximate future minimum annual rental to be received from all rental properties are as follows:

                                                               Owned                    Leaseback
                                                          ---------------------------------------
          Years ending April 30,                                      Rental receipts
          ---------------------------------------------------------------------------------------
          1999                                            $  5,602,000               $  2,620,000
          2000                                               5,340,000                  2,620,000
          2001                                               5,216,000                  2,620,000
          2002                                               5,073,000                  2,138,000
          2003                                               4,998,000                  1,911,000
          2004 and thereafter                               59,521,000                  4,875,000
          ---------------------------------------------------------------------------------------
                                                           $85,750,000               $ 16,784,000
          =======================================================================================

         The Company leases office space from one of its subsidiaries. In accordance with the noncancelable leases, the subsidiary will receive approximately $1,985,000 in rental payments from the Company over the term of the leases. These rental receipts have been reflected in the future minimum rental receipts from owned properties.

          The expected future minimum principal and interest payments on mortgage notes payable on the owned rental properties and the future minimum rentals to be paid on leaseback centers are as follows:

                                                              Owned Rental Properties
                                                                  Mortgage Payments                  Leaseback
                                                        ---------------------------------              Centers
          Years ending April 30,                            Principal           Interest           Rental Payments
          --------------------------------------------------------------------------------------------------------
          1999                                          $     753,684        $  3,003,153           $  2,136,000
          2000                                                822,663           2,934,178              2,136,000
          2001                                                898,091           2,858,714              2,136,000
          2002                                             13,178,058           2,878,307              1,719,000
          2003                                                861,854           1,542,848              1,536,000
          2004 and thereafter                              17,673,279           8,900,032              4,137,000
          ------------------------------------------------------------------------------------------------------
                                                          $34,187,629        $ 22,117,232           $ 13,800,000
          ======================================================================================================

         The mortgage notes payable are due at various dates between April 1, 2002, and September 1, 2019, and bear interest at rates ranging from 7.25% to 9.75%, with a weighted average rate of 8.0% at April 30, 1998.

(8) OTHER LONG-TERM DEBT AND CREDIT FACILITIES

          Other long-term debt at April 30 was as follows:
                                                                                                   1998                 1997
                                                                                            -----------------------------------
          Industrial development revenue bonds with a variable
                interest rate, repricing on a weekly basis, based on rates available for debt instruments of a similar nature and
                comparable terms (5.75% at April 30, 1998); requires
                monthly interest only payments until November 1, 1998,
                thereafter interest and bond sinking fund payments
                required monthly; matures on November 1, 2018;
                secured by irrevocable letter of credit                                     $11,000,000             $     ---

          Note payable to bank with variable interest rate of LIBOR
                plus 2% (7.625% at April 30, 1998); requires monthly
                interest only payments with principal due October 2,
                1999; secured by income-producing property; guaranteed
                by a subsidiary of the Company                                                4,793,583                   ---

          Industrial development bond bearing interest at 79% of
                prime rate (6.72% at April 30, 1998), requires quarterly
                installments of $57,143 principal plus interest, final
                payment due March 1, 2000; secured by real property                             457,136                 685,708

          Construction mortgage loan bearing interest at the prime rate plus
                3/8% (8.875% at April 30, 1998); and interest
                monthly principal payments of $87,729 required
                with principal due June 30, 1999; secured by income-
                producing property and assignment of leases and
                rents; guaranteed by a subsidiary of the Company                              9,231,297               9,454,624

          Amendment to construction mortgage loan shown above
                permitting borrowings of up to $4,942,419; bearing
                interest at the prime rate plus 3/8% (8.875% at April 30,
                1998); monthly principal and interest payments of $42,113
                required with principal due June 30, 1999; secured by
                income-producing property and assignment of leases
                and rents; guaranteed by a subsidiary of the Company                          4,855,295               4,920,425

          Construction mortgage loan permitting borrowings of
                up to $2,100,000; with principal due and paid August 15, 1997                     ---                 2,100,000
                                                                                            -----------------------------------

            Total other long-term debt                                                       30,337,311              17,160,757

          Less current maturities                                                               832,449                 961,154
                                                                                            -----------------------------------
             Total other long-term debt, excluding
               current maturities                                                           $29,504,862             $16,199,603
                                                                                            ===================================

         The future minimum principal payments due on long-term debt are as follows:

          Years ending April 30,
          ---------------------------------------------------
          1999                                 $      603,313
          2000                                     19,027,862
          2001                                        221,136
          2002                                        242,500
          2003                                        267,500
          2004 and thereafter                       9,975,000
          ---------------------------------------------------
                                              $    30,337,311
          ===================================================

          The outstanding principal balance of $457,136 on the industrial development bond payable has been included in the current maturities of long-term debt as the former wood manufacturing facility securing this bond is included in property held for sale in the accompanying consolidated balance sheet at April 30, 1998 (note 4).

          At April 30, 1998, the Company had commitments from a bank for unsecured lines of credit totaling $6,000,000, of which $5,500,00 was available. The remaining $500,000 was restricted as it secures a letter of credit described below. These lines of credit, which expire during fiscal year 1999, bear interest at the prime rate (8.50% at April 30, 1998) and have a 3/8% commitment fee on the unused portion. In addition, the Company had a commitment, which expires during fiscal year 1999, for an unsecured $1,000,000 line of credit from a bank, of which none was outstanding at April 30, 1998. This line of credit bears interest at the prime rate or at LIBOR plus 2.7% (8.325% at April 30, 1998) and has a 3/8% commitment fee on the unused portion. The Company also had a committed line of credit, which expires during fiscal year 1999, totalling $2,500,000, secured by the Manufacturing Segment's inventory and receivables, of which none was outstanding at April 30, 1998. The secured line of credit bears interest at the prime rate or at LIBOR plus 2.7% and has a 3/10% commitment fee on the unused portion.

          The Company entered into two interest rate swap agreements related to the $11 million industrial development revenue bonds shown above. The first interest rate swap agreement was effective February 4, 1998, and terminates February 1, 2001. The notional amount reduces annually from $5.5 million, at the effective date, to $5.3 million prior to expiration of the agreement. The agreement requires the Company to pay a fixed rate of 5.57% in exchange for floating rate payments based on the 30-day Non-financial AA Commercial Paper rate (5.53% at April 30, 1998).

          The second interest rate swap agreement was effective February 4, 1998, and terminates February 1, 2003. The notional amount reduces annually from $5.5 million, at the effective date, to $5,057,500 prior to the expiration of the agreement. The interest rate terms of the second agreement are identical to the terms of the first except that the fixed interest rate paid by the Company is 5.67%. The notional amounts of the swap agreements are set to match the outstanding principal amounts of the bonds. The swap floating rates are reset weekly, and the Company settles with the counter party monthly.

          In connection with the issuance of the industrial development revenue bonds, the Company was required to obtain an irrevocable letter of credit in the amount of $11,162,740. The letter of credit was issued
November 12, 1997, and expires on November 15, 2002. The letter of credit can be extended for three additional five-year terms. The letter of credit is guaranteed by the Company and a subsidiary of the Company. The letter of credit contains covenants that require the maintenance of certain financial ratios. The Company is in compliance with all covenants or has obtained waivers in cases of non-compliance.

          In addition, in conjunction with the origination of a mortgage on an income-producing property, the Company obtained an irrevocable, standby letter of credit in the amount of $500,000. The letter of credit was issued on July 30, 1997, and expires on November 30, 1998. The mortgage lender is allowed to draw on the letter in order to paydown the related mortgage loan if certain leasing requirements are not met by August 15, 1998. The letter of credit is secured by a portion of a bank line of credit.

(9) INCOME TAXES

         Income tax expense(benefit) consists of:

                                                                             Current        Deferred             Total
                                                                          ----------------------------------------------
          Year ended April 30, 1998:
                   U.S. federal                                           $   712,383     $    843,817     $   1,556,200
                   State and local                                            153,259          123,541           276,800
                                                                          ----------------------------------------------
                                                                          $   865,642     $    967,358     $   1,833,000
                                                                          ==============================================

          Year ended April 30, 1997:
                   U.S. federal                                           $   908,173     $    436,827     $   1,345,000
                   State and local                                             60,609           51,391           112,000
                                                                          ----------------------------------------------
                                                                          $   968,782     $    488,218     $   1,457,000
                                                                          ==============================================

          Year ended April 30, 1996:
                   U.S. federal                                           $   104,271     $   (248,526)    $    (144,255)
                   State and local                                             13,549          (32,294)          (18,745)
                                                                          -----------------------------------------------
                                                                          $   117,820     $   (280,820)    $    (163,000)
                                                                          ===============================================

         Income tax expense (benefit) was $1,833,000, $1,457,000, and $(163,000) for the years ended April 30, 1998, 1997, and 1996, respectively, and differed from the amounts computed by applying the U.S. federal income tax rate of 34 percent to pretax income from continuing operations as a result of the following:

                                                                                1998            1997              1996
                                                                           ----------------------------------------------
          Computed "expected" tax expense (benefit)                        $ 1,643,043      $ 1,308,455    $    (158,802)

          Increase in income taxes resulting from:
               State and local income taxes, net
                   of federal income tax benefit                               182,688           73,920          (12,372)
               Other, net                                                        7,269           74,625            8,174

                                                                           ----------------------------------------------
                                                                           $ 1,833,000      $ 1,457,000    $    (163,000)
                                                                           ==============================================
/TABLE

          The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at April 30, 1998 and 1997 are presented below:

                                                                                                   1998          1997
                                                                                             ----------------------------
          Deferred tax assets:
            Inventories, primarily because of additional costs capitalized for tax purposes and the allowance for decline in
                 net realizable value                                                        $    203,760     $   261,841
            Items not currently deductible for tax purposes:
                 Provision for impairment on income-producing property                          1,026,816       1,036,175
                 Accrued directors' fees                                                          343,907         235,386
                 Compensated absences                                                             170,450         120,451
                 Other accrued expenses                                                           756,094         444,354
            Other                                                                                 523,592         503,372
                                                                                            -----------------------------
                 Total gross deferred tax assets                                                3,024,619       2,601,579
                                                                                            =============================
          Deferred tax liabilities:
            Properties, plant and equipment, principally because of
                 differences in depreciation and capitalized interest                           1,567,009       1,720,215
            Gain on real estate sales; proceeds from which were used in
                 tax deferred like-kind exchanges                                               3,469,700       1,885,351
            Profit related to installment sale                                                    124,572         151,575
            Other                                                                                  32,828          46,570
                                                                                            -----------------------------
                 Total gross deferred tax liabilities                                           5,194,109       3,803,711
                                                                                            -----------------------------
                 Net deferred tax liability                                                  $  2,169,490     $ 1,202,132
                                                                                            =============================

          The valuation allowance was $0 at April 30, 1998 and 1997.

(10) STOCK OPTION PLAN AND DEFERRED PROFIT-SHARING PLAN

          The Company adopted a Key Employee Incentive Stock Option Plan which expired in May 1996 and which provided that stock options could have been awarded to officers and key employees with exercise prices no less than the fair market value of the common stock at the date of grant. Information relating to the Company's stock option plan, as adjusted for stock dividends, is summarized as follows:

                                                                      1998          1997          1996
                                                                  ---------------------------------------
          Options outstanding at beginning of year                   17,666        17,666        24,332
          Options granted                                              ---           ---           ---
          Options canceled                                           13,666          ---         (6,666)
          Options exercised                                           4,000          ---           ---
                                                                  ---------------------------------------
          Options outstanding at end of year                           ---         17,666        17,666
                                                                  =======================================

          Option prices per share:
                   Options granted during the year                $    ---       $    ---       $  ---
                   Options canceled                               $2.875-4.50    $    ---       $3.75
                   Options exercised                              $2.875         $    ---       $  ---
                   Options outstanding at end of year             $    ---       $2.875-4.50    $2.875-4.50
                                                                  =========================================

         As of April 30, 1998, there were no stock options outstanding.

          The Company has a deferred Profit-Sharing Plan ("Plan") which covers substantially all of its employees. Funded employer contributions to the Plan for 1998, 1997 and 1996 were approximately $843,000, $1,032,000, and $502,000, respectively. The net assets in the Plan, which is administered by an independent trustee, were approximately $18,962,000, $14,304,000, and $14,122,000 at April 30, 1998, 1997, and 1996, respectively.

(11) NET EARNINGS PER SHARE

          The following tables set forth the computations of basic and diluted net earnings per common share.

                                                                               For the year ended April 30, 1998
                                                                          -----------------------------------------
                                                                             Earnings         Shares      Per share
                                                                           (numerator)    (denominator)    amount
                                                                          -----------------------------------------
                    Basic EPS - earnings available to
                          common shareholders                             $ 2,999,478      2,937,712     $    1.02
                    Effect of dilutive securities - outstanding                                          =========
                          stock options                                         ---            3,851
                                                                          --------------------------
                    Diluted EPS - earnings available to common
                          shareholders plus assumed conversions           $ 2,999,478      2,941,563     $    1.02
                                                                          ==========================     =========

                                                                               For the year ended April 30, 1997
                                                                          -----------------------------------------
                                                                             Earnings         Shares      Per share
                                                                           (numerator)    (denominator)    amount
                                                                          -----------------------------------------
                    Basic EPS - earnings available to
                          common shareholders                             $ 2,391,398      2,971,442     $    0.81
                    Effect of dilutive securities - outstanding                                          =========
                          stock options                                         ---            2,129
                                                                          --------------------------
                    Diluted EPS - earnings available to common
                          shareholders plus assumed conversions           $  2,391,398     2,973,571     $     0.80
                                                                          ==========================     ==========

                                                                               For the year ended April 30, 1996
                                                                          -----------------------------------------
                                                                             Earnings         Shares      Per share
                                                                           (numerator)    (denominator)    amount
                                                                          -----------------------------------------
                    Basic EPS - earnings available to
                          common shareholders                             $(304,188)        2,980,611    $    (0.10)
                    Effect of dilutive securities - outstanding                                          ===========
                          stock options                                        ---             3,379
                                                                          --------------------------
                    Diluted EPS - earnings available to common
                          shareholders plus assumed conversions           $(304,188)       2,983,990     $    (0.10)
                                                                          ===========================    ===========

(12) SEGMENT REPORTING

          The Company operates in three industry segments: Construction, Manufacturing and Real Estate.

          The Construction Segment provides construction services for commercial and industrial projects. The Manufacturing Segment produces store fixtures for retail outlets, display fixtures for point-of-sale merchandising and other products. The Real Estate Segment develops or acquires income-producing properties for investment. The Company usually provides property management for the properties after development or acquisition.

          Total revenue by industry segment includes both revenues from unaffiliated customers, as reported in the Company's consolidated statements of operations, and intersegment revenues, which are generally at prices negotiated between segments.

          Identifiable assets are those that are used in the Company's operations in each segment, including receivables due from other segments. The parent company's identifiable assets are primarily cash and cash equivalents, cash surrender value of life insurance, and receivables.

          The Company had revenues from The Home Depot, Inc., primarily representing revenues in the construction segment, aggregating 61%, 51%, and 48% of consolidated revenues in 1998, 1997 and 1996, respectively. Revenues from Baby Superstore, Inc., primarily representing revenues in the construction segment, constituted 18% of consolidated revenues in 1996.

          Operating earnings (loss) is total revenue less operating expenses, including depreciation and interest. Selling, shipping, general and administrative and interest costs, deducted in the computation of operating earnings (loss) of each segment, represent the actual costs incurred by that segment. Allocated parent expenses and income taxes have not been deducted.

                                           Construction    Manufacturing    Real Estate       Parent    Eliminations  Consolidated
----------------------------------------------------------------------------------------------------------------------------------
1998
Revenues from unaffiliated customers       $141,453,025    $14,970,261     $21,358,929    $   ---      $  ---         $177,782,215
Interest and other income                       139,672         42,389         522,468      207,999       (103,901)        808,627
Intersegment revenue                          5,026,181        181,003         200,615        ---       (5,407,799)           ---
----------------------------------------------------------------------------------------------------------------------------------
Total revenue                              $146,618,878    $15,193,653     $22,082,012    $   207,999  $ (5,511,700)  $178,590,842
==================================================================================================================================
Operating earnings (loss)                  $  3,506,217    $   459,468     $ 2,882,496    $(2,580,307) $    564,604   $  4,832,478
==================================================================================================================================
Identifiable assets                        $ 30,834,340    $ 8,185,294     $83,017,169    $ 9,470,541  $(10,197,900)  $121,309,444
==================================================================================================================================
Depreciation and amortization              $    276,259    $   586,629     $ 2,029,121    $    28,825  $    (67,200)  $  2,853,634
==================================================================================================================================
Capital expenditures                       $    771,808    $    81,164     $24,021,793    $    81,483  $     ---      $ 24,956,248
==================================================================================================================================

1997
Revenues from unaffiliated customers       $ 97,976,902    $16,661,798     $20,985,647    $      ---   $     ---      $135,624,347
Interest and other income                       138,096         41,460         146,512        257,519       (84,333)       499,254
Intersegment revenue                            345,048           ---            ---          300,000      (645,048)         ----
----------------------------------------------------------------------------------------------------------------------------------
Total revenue                              $ 98,460,046    $16,703,258     $21,132,159    $   557,519  $   (729,381)  $136,123,601
==================================================================================================================================
Operating earnings (loss)                  $  3,088,094    $ 1,749,033     $ 1,003,370    $(1,778,337) $   (213,762)  $  3,848,398
==================================================================================================================================
Identifiable assets                        $ 19,582,800    $10,300,421     $59,833,984    $ 8,692,770  $ (6,910,537)  $ 91,499,438
==================================================================================================================================
Depreciation and amortization              $    226,929    $   600,628     $ 2,633,151    $    25,382  $    (84,756)  $  3,401,334
==================================================================================================================================
Capital expenditures                       $    176,539    $   467,771     $ 5,184,283    $     ---    $       ---    $  5,828,593
==================================================================================================================================

1996
Revenues from unaffiliated customers       $107,494,271    $14,999,240     $11,169,294    $      ---   $        ---   $133,662,805
Interest and other income                       150,851          9,118         304,121        349,039      (176,694)       636,435
Intersegment revenue                            792,213           ---            ---          523,040    (1,315,253)         ---
----------------------------------------------------------------------------------------------------------------------------------
Total revenue                              $108,437,335    $15,008,358     $11,473,415    $   872,079  $ (1,491,947)  $134,299,240
==================================================================================================================================
Operating earnings (loss)                  $  2,806,030    $  (160,226)    $(1,261,552)   $(1,428,578) $   (422,862)  $   (467,188)
==================================================================================================================================
Identifiable assets                        $19,083,228     $ 7,717,186     $61,428,250    $ 7,464,995  $ (5,058,561)  $ 90,635,098
==================================================================================================================================
Depreciation and amortization              $   198,390     $   586,497     $ 2,519,163    $    23,444  $    (84,756)  $  3,242,738
==================================================================================================================================
Capital expenditures                       $   172,112     $    94,498     $ 2,024,365    $    72,456  $       ---    $  2,363,431
==================================================================================================================================

                                                     SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

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
--------------------------------------------------------------------------------------------------------------------------------

ALLOWANCE FOR DOUBTFUL ACCOUNTS
    Year ended
      April 30, 1998                              $ 65,584        $ 90,496             $      ---      $  21,210 <F1>   $134,870
--------------------------------------------------------------------------------------------------------------------------------
    Year ended
      April 30, 1997                              $ 57,541        $117,426             $      ---      $ 109,383 <F1>   $ 65,584
--------------------------------------------------------------------------------------------------------------------------------
    Year ended
      April 30, 1996                              $100,189        $107,837             $      ---      $ 150,485 <F1>   $ 57,541
================================================================================================================================

INVENTORY RESERVES
    Year ended
      April 30, 1998                              $374,447        $147,564             $      ---      $ 204,370 <F2>   $317,641
--------------------------------------------------------------------------------------------------------------------------------
    Year ended
      April 30, 1997                              $757,896        $203,561             $      ---      $ 587,010 <F2>   $374,447
--------------------------------------------------------------------------------------------------------------------------------
    Year ended
      April 30, 1996                              $773,455        $160,000             $      ---      $ 175,559 <F2>   $757,896
================================================================================================================================

<F1> Allowance for doubtful accounts deductions resulted from the subsequent write-off and/or recovery of the related receivable.

<F2> Inventory reserve deductions resulted from the subsequent sale and/or write-off of the related inventory.

                          SCHEDULE III -- REAL ESTATE AND ACCUMULATED DEPRECIATION
                                              APRIL 30, 1998

                                                                                                        Costs
                                                                                                      Capitalized
                                                                                                       Subsequent
                                                                    Initial Cost to Company           to Acquisition
                                                                    --------------------------        ---------------     --------
                                                                                     Building
                                                                                        and
Description                                        Encumbrances          Land       Improvements       Improvements         Land
----------------------------------------------------------------------------------------------------------------------    --------

INCOME-PRODUCING PROPERTIES (2):
    Shopping Center - Jackson, MI                  $  3,402,393    $   401,195     $ 1,788,183          $ 1,167,902       $  453,293
    Shopping Center - Newnan, GA                      5,461,376        696,829       5,291,120              258,136          696,829
    Kmart - Morton, IL                                3,213,631         18,005       2,767,765             (220,638)          18,005
    Kmart - Columbus, GA                              2,805,786         11,710       2,356,920               10,078           11,710
    Shopping Center - Englewood, FL                  12,844,212      6,072,805       8,823,506              (80,073)       6,072,805
    Shopping Center - N. Fort Myers, FL              14,086,592      5,940,143      11,290,778            3,164,530        5,218,754
    Leaseback Shopping Center - Davenport, IA           ---              ---             2,150              193,261           ---
    Leaseback Shopping Center - Jacksonville, FL        ---              ---            42,151                ---             ---
    Leaseback Shopping Center - Orange Park, FL         ---              ---           127,487               35,731           ---
    Leaseback Shopping Center - W. St. Paul, MN         ---              ---             ---                 86,983           ---
    Leaseback Shopping Center - Bayonet Point, FL       ---              ---             ---                  9,384           ---
    Leaseback Shopping Center - Minneapolis, MN         ---              ---             ---                  7,391           ---
    Office Building - Atlanta, GA                     4,793,583        660,000       4,338,102              465,484          660,000
    Office Park - Marietta, GA                        6,460,231      1,750,000       6,417,275               54,628        1,750,000
    Shopping Center - Cincinnati, OH                    ---          1,699,410         617,102                ---          1,699,410
------------------------------------------------------------------------------------------------------------------------------------
                                                     53,067,804     17,250,097      43,862,539            5,152,797       16,580,806
------------------------------------------------------------------------------------------------------------------------------------

LAND HELD FOR FUTURE DEVELOPMENT
OR SALE:
    Davenport, IA                                       ---            183,572           ---                  ---            183,572
    Louisville, KY                                      ---             80,011           ---                  ---             80,011
    Oakwood, GA                                         ---            234,089           ---                543,330          777,419
    North Fort Myers, FL                                ---          2,760,187           ---                345,325        3,105,512
    Jackson, MI                                         ---              ---             ---                 74,687           74,687
------------------------------------------------------------------------------------------------------------------------------------
                                                        ---          3,257,859           ---                963,342        4,221,201
------------------------------------------------------------------------------------------------------------------------------------
                                                    $53,067,804    $20,507,956     $43,862,539          $ 6,116,139      $20,802,007
====================================================================================================================================

                                         SCHEDULE III -- REAL ESTATE AND ACCUMULATED DEPRECIATION
                                                          APRIL 30, 1998 (CONTINUED)

                                                      Gross Amounts at Which                                           Life on Which
                                                     Carried at Close of Year                                           Depreciation
                                                 ----------------------------------                                       In Latest
                                                Building                                 Net                               Earnings
                                                   and     Capitalized                Accumulated    Date(s) of   Date    Statement
                                               Improvements  Interest   Total <F1>   Depreciation  Construction Acquired is Computed
                                               -------------------------------------------------------------------------------------
INCOME-PRODUCING PROPERTIES:
    Shopping Center - Jackson, MI                $ 2,956,085 $   89,866  $ 3,499,244  $ 1,908,897    1972, 1996      --    39 years
     Shopping Center - Newnan, GA                  5,549,256    311,528    6,557,613    2,943,581  1974,1987,1989    --   31.5 years
    Kmart - Morton, IL                             2,547,127       --      2,565,132    1,992,837    1980, 1992      --    25 years
    Kmart - Columbus, GA                           2,366,998    238,970    2,617,678    1,828,566    1980, 1988      --    25 years
    Shopping Center - Englewood, FL                8,743,433  1,346,273   16,162,511    2,682,130        1990        --    32 years
    Shopping Center - N. Fort Myers, FL           14,455,308  4,470,789   24,144,851    3,084,893    1993, 1996      --  31.5 years
    Leaseback Shopping Center - Davenport, IA        195,411       --        195,411       66,503        1995        --     7 years
    Leaseback Shopping Center - Jacksonville, FL      42,151       --         42,151        9,273        1994        --    25 years
    Leaseback Shopping Center - Orange Park, FL      163,218       --        163,218       77,700        1995        --     7 years
    Leaseback Shopping Center - W. St. Paul, MN       86,983       --         86,983       19,641        1996        --     8 years
    Leaseback Shopping Center - Bayonet Point, FL      9,384       --          9,384         --          1997        --      --
    Leaseback Shopping Center - Minneapolis, MN        7,391       --          7,391          289        1997        --    15 years
    Office Building - Atlanta, GA                  4,803,586       --      5,463,586       90,130    1974, 1997     1997   39 years
    Office Park - Marietta, GA                     6,471,903       --      8,221,903       83,951    1980,1985      1997   39 years
    Shopping Center - Cincinnati, OH                 617,102       --      2,316,512        2,637        1982       1998   39 years
                                                 ------------------------------------------------
                                                  49,015,336  6,457,426   72,053,568   14,791,028
                                                 ------------------------------------------------
LAND HELD FOR FUTURE DEVELOPMENT
OR SALE:
    Davenport, IA                                        --        --        183,572         --           --        1977     --
    Louisville, KY                                       --        --         80,011         --           --        1979     --
    Oakwood, GA                                          --      16,644      794,063         --           --        1987     --
    North Fort Myers, FL                                 --        --      3,105,512         --           --        1994     --
    Jackson, MI                                          --        --         74,687         --           --        1997     --
                                                  ------------------------------------------------
                                                         --      16,644    4,237,845         --
                                                  ------------------------------------------------
                                                 $49,015,336 $6,474,070  $76,291,413   $14,791,028
                                                 =================================================

        NOTE: Reconciliations of total real estate carrying value and accumulated depreciation for the three years ended April 30, 1998, are as follows:

                                  SCHEDULE III -- REAL ESTATE AND ACCUMULATED DEPRECIATION
                                                     APRIL 30, 1998 (CONTINUED)


                                                           Real Estate                       Accumulated Depreciation
                                           ----------------------------------------    ------------------------------------------
                                               1998           1997         1996           1998           1997             1996
                                           ----------------------------------------    ------------------------------------------
BALANCE AT BEGINNING OF YEAR               $69,380,403    $75,750,977   $73,767,825    $17,462,301    $20,108,134    $18,033,487
                                           ----------------------------------------    ------------------------------------------
ADDITIONS DURING YEAR
    Additions                               16,803,252<F4>  4,771,612<F3> 1,983,152<F3>      ---          ---            ---
    Depreciation                                ---            ---           ---         1,800,747      2,102,932      2,074,647
                                           ----------------------------------------    ------------------------------------------
                                            16,803,252      4,771,612     1,983,152      1,800,747      2,102,932      2,074,647
                                           ----------------------------------------    ------------------------------------------
DEDUCTIONS DURING YEAR
    Accumulated depreciation on
      properties sold                           ---             ---           ---        4,472,020      4,748,765        ---
    Carrying value of real estate
      sold and retirements                   9,892,242<F7>  8,392,186<F5>     ---           ---           ---            ---
    Provision for impairment on income-
      producing property                        ---         2,750,000<F6>     ---           ---           ---            ---
                                           ----------------------------------------    ------------------------------------------
                                             9,892,242     11,142,186         ---        4,472,020       4,748,765       ---
                                           ----------------------------------------    ------------------------------------------
BALANCE AT CLOSE OF YEAR                   $76,291,413    $69,380,403   $75,750,977    $14,791,028     $17,462,301   $20,108,134
                                           ========================================    ==========================================
NOTES:

<F1> The aggregated cost for land and building and improvements for federal income tax purposes at April 30, 1998 is $66,147,436.
<F2> The former wood manufacturing facility, which is classified as property held for sale in the April 30, 1998 and 1997 consolidated balance sheets included herein, is not included in this schedule as it is not part of the Company's real estate operations.
<F3> Primarily represents additions to a shopping center development in North
     Fort Myers, Florida, and a shopping center in Jackson, Michigan.
<F4> Primarily represents the acquisition of and improvements to an office building in Atlanta, Georgia, and the acquisitions of an office park in Marietta, Georgia, and a shopping center in Cincinnati, Ohio.
<F5> Primarily represents sales of three freestanding Kmarts in Niles,
     Michigan, Warner Robins, Georgia, and Shawnee, Oklahoma.
<F6> Represents a provision for impairment which was recorded to reduce the carrying value of a shopping center in North Fort Myers, Florida, to its estimated fair value.
<F7> Primarily represents sales of two freestanding Kmarts in Newark, Ohio, and Tifton, Georgia, and a shopping center located in Oakwood, Georgia.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH INDEPENDENT AUDITORS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        Not applicable.

                                     PART III
                                   ITEMS 10-13.

        The information contained under the headings "Nomination and Election of Directors," "Principal Holders of the Company's Securities" and "Compensation of Executive Officers and Directors" in the Company's definitive proxy materials for its 1998 Annual Meeting of Shareholders, filed with the Securities and Exchange Commission contemporaneously herewith, is incorporated herein by reference.

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

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.
         (a) The following documents are filed as part of this Annual
             Report on Form 10-K:
             1. Financial Statements:
             Independent Auditor's Report
             Consolidated Balance Sheets at April 30, 1998 and 1997
             Consolidated Statement of Operations for the Years Ended April 30,
               1998, 1997 and 1996
             Consolidated Statements of Shareholders' Equity for the Years
               Ended April 30, 1998, 1997 and 1996
             Consolidated Statements of Cash Flows for the Years Ended April 30,
               1998, 1997 and 1996
             Notes to Consolidated Financial Statements

             2. Financial Statement Schedules:
             Schedule II - Valuation and Qualifying Accounts
             Schedule III - Real Estate and Accumulated Depreciation

             3. Exhibits:
             Exhibit No.
             3a.  Articles of Incorporation (1)
             3b.  Restated Bylaws (2), Amendment to Bylaws
            10a. Project Financing Agreement by and among Development Authority of Fulton County, Abrams Fixture Corporation, and SunTrust Bank, dated as of June 3, 1985 (3)
            10b.  Abrams Industries, Inc. 1986 Key Employee Incentive
                  Stock Option Plan (4), as amended by Amendment No. 1 to Abrams Industries, Inc. 1986 Key Employee Stock Option Plan, dated May 24, 1988#
            10c.  Directors' Deferred Compensation Plan (5)#
            10d.  Edward M. Abrams Split Dollar Life Insurance Agreement
                   dated July 29, 1991 (6)#

           10e. Joseph H. Rubin Split Dollar Life Insurance Agreement dated August 27, 1991 (6)#

           10f. Bernard W. Abrams Split Dollar Life Insurance Agreement dated July 16, 1993 (7)#

           10g.  Bernard W. Abrams Employment Agreement dated August 23,
                   1995 (8)#
           13. Annual Report to Shareholders for the fiscal year ended April 30, 1998
           21.   List of the Company's Subsidiaries (9)
           27.   Financial Data Schedule
           99.    Proxy Statement for 1998 Annual Meeting of Shareholders

           Explanation of Exhibits

              (1) These exhibits are incorporated by reference to the
                  Company's Form 10-K for the year ended April 30, 1985.

              (2) This exhibit is incorporated by reference to the Company's
                  Form 10-K for the year ended April 30, 1997.

              (3) This exhibit is incorporated by reference to the Company's
                  Form 10-Q for the quarter ended July 31, 1985.

              (4) This exhibit is incorporated by reference to the Company's
                  Form 10-K for the year ended April 30, 1986.

              (5) This exhibit is incorporated by reference to the Company's
                  Form 10-K for the year ended April 30, 1991.

              (6) These exhibits are incorporated by reference to the
                  Company's Form 10-K for the year ended April 30, 1993.

              (7) This exhibit is incorporated by reference to the Company's
                  Form 10-K for the year ended April 30, 1994.

              (8) This exhibit is incorporated by reference to the Company's
                  Form 10-Q for the quarter ended October 31, 1995.

              (9) This exhibit is incorporated by reference to the Company's
                  Form 10-K for the year ended April 30, 1996.

               #    Management compensatory plans or arrangement.

        (b) Reports on Form 8-K: None filed during the fourth quarter of fiscal 1998.

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

                                             ABRAMS INDUSTRIES, INC.

Dated: July 15, 1998                     By: /s/ Joseph H. Rubin
                                             Joseph H. Rubin
                                             Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: July 15, 1998                        /s/ Edward M. Abrams
                                            Edward M. Abrams
                                            Chairman of the Board of Directors

Dated: July 15, 1998                        /s/ Joseph H. Rubin
                                            Joseph H. Rubin
                                            Director, Chief Executive Officer

Dated: July 15, 1998                        /s/ Bernard W. Abrams
                                            Bernard W. Abrams
                                            Director, Chairman Emeritus of the
                                            Executive Committee

Dated: July 15, 1998                        /s/ Alan R. Abrams
                                            Alan R. Abrams
                                            Director, President and Chief
                                            Operating Officer

Dated: July 15, 1998                        /s/ J. Andrew Abrams
                                            J. Andrew Abrams
                                            Director, Executive Vice President

Dated: July 15, 1998                        /s/ Paula Lawton Bevington
                                            Paula Lawton Bevington
                                            Director

Dated: July 15, 1998                        /s/ Donald W. MacLeod
                                            Donald W. MacLeod
                                            Director

Dated: July 15, 1998                        /s/ Anthony Montag
                                            Anthony Montag
                                            Director

Dated: July 15, 1998                        /s/ Felker W. Ward, Jr.
                                            Felker W. Ward, Jr.
                                            Director

Dated: July 15, 1998                        /s/ Melinda S. Garrett
                                            Melinda S. Garrett
                                            Chief Financial Officer and
                                            Chief Accounting Officer

                                    Exhibit Index
                                    --------------

Exhibit 3b.  Restated Bylaws, Amendments to Bylaws

Exhibit 13   Annual Report to Shareholders for the fiscal year ended
               April 30, 1998

Exhibit 27   Financial Data Schedule (for SEC use only)

Exhibit 99   Proxy Statement