Form 10-K/A
period 1998-04-30
ABRAMS INDUSTRIES INC
filed 1998-09-02
CIK 1923

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549

                         FORM 10-K Amendment No. 1

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

THIS FORM 10-K/A AMENDS AND RESTATES ITEM 14 OF THE COMPANY'S ANNUAL REPORT ON FORM 10-K FILED ON JULY 17, 1998. THE CHANGES TO ITEM 14 FROM THE PRIOR FILING ARE MARKED AS REQUIRED BY EDGAR. THIS FORM 10-K/A ALSO AMENDS AND RESTATES THE LIST OF MEMBERS OF THE BOARD OF DIRECTORS IN EXHIBIT 13 - ANNUAL REPORT TO SHAREHOLDERS FOR THE FISCAL YEAR ENDED APRIL 30, 1988.

                               PART III

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

             3b.  Restated Bylaws, Amendment to Bylaws

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

            10e.  Joseph H. Rubin Split Dollar Life Insurance Agreement
                   dated August 27, 1991 (5)#

            10f.  Bernard W. Abrams Split Dollar Life Insurance Agreement
                   dated July 16, 1993 (6)#

            10g.  Bernard W. Abrams Employment Agreement dated August 23,
                   1995 (7)#

            13.   Annual Report to Shareholders for the fiscal year ended
                   April 30, 1998, as amended**

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

               ** The restated and amended list of members of the Board of Directors appearing on page 48 of the printed version of such exhibit is filed as part of this 10-K/A.

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

                                             ABRAMS INDUSTRIES, INC.



Dated: August 28, 1998                     By: /s/ Joseph H. Rubin
                                             Joseph H. Rubin
                                             Chief Executive Officer

                                    Exhibit Index
                                    --------------

Exhibit 13   Annual Report to Shareholders for the fiscal year ended
               April 30, 1998 **

       ** The restated and amended list of members of the Board of Director appearing on page 48 of the printed version of such exhibit is filed as part of this 10-K/A.