Form 10-Q
period 1998-07-31
ABRAMS INDUSTRIES INC
filed 1998-09-10
CIK 1923

SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

                            FORM 10-Q
                         QUARTERLY REPORT

                Pursuant to Section 13 or 15(d) of
               the Securities Exchange Act of 1934

For the Quarter Ended                   Commission File No.
  July 31, 1998                            0-10146
---------------------                   -------------------


                     ABRAMS INDUSTRIES, INC.
      -----------------------------------------------------
      (Exact name of Registrant as specified in its charter)


          Georgia                             58-0522129
-------------------------------    ------------------------------------
(State or other jurisdiction of    (I.R.S. Employer Identification No.)
incorporation or organization)


 1945 The Exchange, Suite 300, Atlanta, Georgia       30339
 ----------------------------------------------    ----------
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

                          Yes /X/   No / /

The number of shares of $1.00 par value Common Stock of the Registrant outstanding as of August 31, 1998 was 2,936,356.

                                 PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
----------------------------

                                     ABRAMS INDUSTRIES, INC.
                                  CONSOLIDATED BALANCE SHEETS
                                          (UNAUDITED)

                                                    July 31, 1998   April 30, 1998
                                                    -------------   --------------
ASSETS
------
CURRENT ASSETS
    Cash and cash equivalents                       $  4,956,278     $ 13,240,471
    Receivables                                       28,128,368       21,275,284
          Less: Allowance for doubtful accounts         (101,047)        (130,040)
    Inventories, net                                   1,755,972        1,495,063
    Costs and earnings in excess of billings           4,099,134        5,637,599
    Property held for sale                             5,214,897        1,691,764
    Deferred income taxes                                848,939          848,939
    Other                                              1,169,751          614,244
                                                    ------------     ------------
        Total current assets                          46,072,292       44,673,324
                                                    ------------     ------------

INCOME-PRODUCING PROPERTIES, net                      53,244,699       57,262,540
PROPERTY, PLANT AND EQUIPMENT, net                    11,778,762        9,856,619
LAND HELD FOR FUTURE DEVELOPMENT OR SALE               4,237,845        4,237,845
OTHER ASSETS
    Notes receivable                                     389,242          415,538
    Cash surrender value of life insurance on
       officers, net                                   1,308,290        1,282,790
    Deferred loan costs, net                             813,220          814,405
    Other                                              3,001,627        2,766,383
                                                    ------------     ------------
                                                    $120,845,977     $121,309,444
                                                    ============     ============

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
CURRENT LIABILITIES
    Trade and subcontractors payables               $ 22,653,452     $ 19,445,101
    Billings in excess of costs and earnings           2,159,346        1,369,148
    Accrued expenses                                   3,033,622        6,989,911
    Current maturities of long-term debt               6,811,699        1,586,133
                                                    ------------     ------------
        Total current liabilities                     34,658,119       29,390,293
                                                    ------------     ------------

DEFERRED INCOME TAXES                                  3,018,429        3,018,429
OTHER LIABILITIES                                      1,580,970        1,426,052
MORTGAGE NOTES PAYABLE, less current maturities       27,993,259       33,433,945
OTHER LONG-TERM DEBT, less current maturities         29,513,172       29,504,862
                                                    ------------     ------------
        Total liabilities                             96,763,949       96,773,581
                                                    ------------     ------------

SHAREHOLDERS' EQUITY
    Common stock, $1 par value; authorized
      5,000,000 shares; 3,014,039 issued and
      2,936,356 outstanding                            3,014,039        3,014,039
    Additional paid-in capital                         2,019,690        2,019,690
    Retained earnings                                 19,460,850       19,914,685
                                                    ------------     ------------
                                                      24,494,579       24,948,414
         Less cost of treasury stock                     412,551          412,551
                                                    ------------     ------------
      Total shareholders' equity                      24,082,028       24,535,863
                                                    ------------     ------------
                                                    $120,845,977     $121,309,444
                                                    ============     ============

See accompanying notes to consolidated financial statements.

                                     ABRAMS INDUSTRIES, INC.
                              CONSOLIDATED STATEMENTS OF OPERATIONS
                                             (UNAUDITED)

                                                                      FIRST QUARTER ENDED
                                                                            JULY 31,
                                                                 --------------------------------
                                                                     1998                1997
                                                                 -----------         ------------
 REVENUES
     Construction                                                $47,152,931         $38,397,378
     Manufacturing                                                 2,532,136           3,316,333
     Real estate                                                   3,269,997           3,415,816
                                                                 ------------        -----------
                                                                  52,955,064          45,129,527
         Less: Intersegment eliminations                          (1,214,257)            -
                                                                 -----------         -----------
                                                                  51,740,807          45,129,527
     Interest                                                        152,426             118,693
     Other                                                            10,706              11,099
                                                                 -----------         -----------
                                                                  51,903,939          45,259,319
                                                                 -----------         -----------
 COSTS AND EXPENSES
    Applicable to REVENUES--
      Construction                                                45,250,251          36,938,279
      Manufacturing                                                2,533,132           2,514,231
      Real estate, exclusive of interest                           1,754,390           1,779,414
                                                                 -----------         -----------
                                                                  49,537,773          41,231,924
         Less: Intersegment eliminations                          (1,170,374)            -
                                                                 -----------         -----------
                                                                  48,367,399          41,231,924
                                                                 -----------         -----------
     Selling, shipping, general and administrative
      Construction                                                   912,215             699,308
      Manufacturing                                                1,032,731             978,480
      Real estate                                                    639,575             532,954
      Parent                                                         534,434             553,535
                                                                 -----------         -----------
                                                                   3,118,955           2,764,277
         Less: Intersegment eliminations                            (362,619)            -
                                                                 -----------         -----------
                                                                   2,756,336           2,764,277
                                                                 -----------         -----------
     Interest costs incurred, less interest capitalized            1,263,219           1,091,323
                                                                 -----------         -----------
                                                                  52,386,954          45,087,524
                                                                 -----------         -----------
 EARNINGS (LOSS) BEFORE INCOME TAXES                                (483,015)            171,795

 INCOME TAX EXPENSE (BENEFIT)                                       (176,000)             71,000
                                                                 -----------         -----------
 NET EARNINGS (LOSS)                                             $  (307,015)        $   100,795
                                                                 ===========         ===========
 NET EARNINGS (LOSS) PER SHARE -- BASIC AND DILUTED              $     (0.10)        $       .03
                                                                 ===========         ===========
 DIVIDENDS PER SHARE                                             $       .05         $       .07
                                                                 ===========         ===========
 WEIGHTED AVERAGE SHARES OUTSTANDING                               2,936,356           2,940,445
                                                                 ===========         ===========

 See accompanying notes to consolidated financial statements.


                                                   ABRAMS INDUSTRIES, INC.
                                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                         (UNAUDITED)

                                                                                          FIRST QUARTER ENDED JULY 31,
                                                                                 -------------------------------------------
                                                                                      1998                         1997
                                                                                 -------------                 -------------
 Cash flows from operating activities
     Net earnings (loss)                                                         $   (307,015)                 $    100,795
     Adjustments to reconcile net earnings (loss) to net cash
       used in operating activities
         Depreciation and amortization                                                780,725                       703,304
         Gain on sales of real estate                                                    -                         (360,604)
         Decrease (increase) in assets
             Receivables                                                           (6,882,077)                   (3,911,842)
             Inventories                                                             (260,909)                      (20,315)
             Costs and earnings in excess of billings                               1,538,465                    (3,176,374)
             Other current assets                                                    (555,507)                     (422,668)
             Other assets                                                            (250,896)                     (278,243)
        Increase (decrease) in liabilities
             Accounts payable                                                       3,208,351                     8,184,913
             Billings in excess of costs and earnings                                 790,198                       763,644
             Accrued expenses                                                      (3,956,290)                   (3,432,216)
             Other liabilities                                                        154,917                       193,060
                                                                                 ------------                  ------------
       Net cash used in operating activities                                       (5,740,038)                   (1,656,546)
                                                                                 ------------                  ------------
 Cash flows from investing activities
     Proceeds from sales of real estate                                                  -                          770,000
     Additions to properties, property, plant and equipment, net                   (2,161,963)                     (228,195)
                                                                                 ------------                  ------------
       Net cash provided by (used in) investing activities                         (2,161,963)                      541,805
                                                                                 ------------                  ------------
 Cash flows from financing activities
     Debt proceeds                                                                    380,472                          -
     Debt repayments                                                                 (587,285)                     (364,817)
     Additions to deferred loan costs                                                 (28,561)                      (88,740)
     Cash dividends                                                                  (146,818)                     (205,957)
     Proceeds from exercise of stock options                                             -                           11,500
                                                                                 ------------                  ------------
       Net cash used in financing activities                                         (382,192)                     (648,014)
                                                                                 ------------                  ------------
 Net decrease in cash and cash equivalents                                         (8,284,193)                   (1,762,755)

 Cash and cash equivalents at beginning of period                                  13,240,471                     7,611,051
                                                                                 ------------                  ------------
 Cash and cash equivalents at end of period                                      $  4,956,278                  $  5,848,296
                                                                                 ============                  ============
 Supplemental schedule of cash flow information
     Interest paid, net of amounts capitalized                                   $  1,342,256                  $  1,093,232
                                                                                 ============                  ============
     Income taxes paid, net of refunds                                           $    116,101                  $    470,642
                                                                                 ============                  ============

 See accompanying notes to consolidated financial statements.

                     ABRAMS INDUSTRIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 JULY 31, 1998 AND APRIL 30, 1998
                           (UNAUDITED)

NOTE 1.  UNAUDITED STATEMENTS
-----------------------------

     The accompanying unaudited consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principles, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, the accompanying financial statements contain all adjustments, which consist solely of normal recurring accruals, necessary for a fair statement of the results for the interim periods presented.
These financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report to Shareholders for the year ended April 30, 1998. Results of operations for interim periods are not necessarily indicative of annual results.

NOTE 2.  RECEIVABLES
--------------------

     All contract and trade receivables are expected to be collected within one year.

NOTE 3.  INVENTORIES
--------------------

     The classes of inventory are as follows:

                                              July 31, 1998      April 30, 1998
                                              -------------      --------------
             Finished goods                   $   750,093         $   787,520
             Work in process                      346,071             219,802
             Raw materials                        659,808             487,741
                                              -----------         -----------
                                              $ 1,755,972         $ 1,495,063
                                              ===========         ===========

NOTE 4.  STATEMENT OF FINANCIAL ACCOUTING STANDARDS NO. 130,
------------------------------------------------------------
REPORTING COMPREHENSIVE INCOME
------------------------------

On May 1, 1998, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 130, REPORTING COMPREHENSIVE INCOME. This Statement establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. The term "comprehensive income" is used in SFAS 130 to describe the total of all components of comprehensive income including net income. "Other comprehensive income" refers to revenues, expenses, gains, and losses that are included in comprehensive income but excluded from earnings under current accounting standards. The Company has no "other comprehensive income" to report for the quarters ended July 31, 1997 and 1998.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
----------------------------------------------------------
CONDITION AND RESULTS OF OPERATIONS.
------------------------------------

Changes in CONSOLIDATED BALANCE SHEETS between April 30, 1998,
--------------------------------------------------------------
and July 31, 1998.
-----------------

    Accounts receivable increased by $6,853,084 and Trade and subcontractors payable increased by $3,208,351 primarily because of the timing of the submission and payment of invoices for construction work performed and increased construction activity.

    Property held for sale increased $3,523,133 as a result of the reclassification of the net book value of a shopping center in Newnan, Georgia. This property was classified as Income-producing property at April 30, 1998, and was reclassified in July 1998, as the property is currently being marketed for sale. The property is expected to be sold for a gain.

     Income-producing properties decreased by $4,017,841 primarily as a result of the reclassification of the net book value of the shopping center in Newnan, Georgia to Property held for sale as discussed above.

    Property, plant and equipment increased by $1,922,143, primarily through additional costs related to the substantial completion of constructing and equipping the Company's new manufacturing facility.

    Accrued expenses decreased by $3,956,289 because of the payment of year-end accruals.

    Current maturities of long-term debt increased by $5,225,566, and Mortgage notes payable decreased by $5,440,686, primarily as a result of the reclassification of the Newnan, Georgia shopping center mortgage to Current maturities of long-term debt. The center is being held for sale as discussed above.


Results of operations of the first quarter of fiscal 1999
---------------------------------------------------------
compared to the first quarter of fiscal 1998.
---------------------------------------------

                             REVENUES

    For the first quarter 1999, Consolidated REVENUES, including
Interest income and Other income and net of intersegment eliminations, were $51,903,939, compared to $45,259,319 for the first quarter 1998, an increase of 15%.

    The figures in Chart A are Segment revenues before Intersegment eliminations and do not include Interest income or Other income.

                                               CHART A
                                      REVENUE SUMMARY BY SEGMENT


                             First Quarter Ended
                                    July 31,            Amount       Percent
                          --------------------------   Increase     Increase
                              1998           1997      (Decrease)   (Decrease)
                          -----------    -----------   ----------   ----------
 Construction <F1>        $47,152,931    $38,397,378   $8,755,553       23
 Manufacturing <F2>         2,532,136      3,316,333     (784,197)     (24)
 Real Estate <F3>           3,269,997      3,415,816     (145,819)      (4)
                          -----------    -----------   ----------
                          $52,955,064    $45,129,527   $7,825,537       17
                          ===========    ===========   ==========


                         NOTES TO CHART A
                         ----------------
[FN]
<F1>REVENUES for the first quarter of fiscal year 1999 were higher than those of the first quarter of fiscal year 1998 because of an increase in sales to existing customers and sales to new customers.

<F2>REVENUES for the first quarter 1999 were lower than those of the first quarter 1998 primarily because of decreased orders from two major customers.

<F3>REVENUES for the first quarter 1999 were slightly lower
    than those of the first quarter 1998. The first quarter 1998 included a real estate sale of $770,000. There were no real estate sales in the first quarter of 1999. The first quarter 1999 had an increase in rental revenues of $624,181 over those of first quarter 1998.

    The following table indicates the backlog of contracts, orders and expected rentals for the next twelve months by industry segment:

                                                     July 31,
                                       -----------------------------------
                                             1998                 1997
                                       --------------        -------------
     Construction                      $   50,481,000        $  41,039,000
     Manufacturing                          4,180,000            8,405,000
     Real Estate <F1>                      10,278,000           18,400,000
                                       --------------        -------------
          Total Backlog                $   64,939,000        $  67,844,000
                                       ==============        =============
[FN]
<F1> The Real Estate Segment's backlog at July 31, 1997 includes $9,307,000 for sales of properties that were under contract. At July 31, 1998, there are no properties under contract for sale in the backlog.

           COSTS AND EXPENSES:  Applicable to REVENUES

    As a percentage of Segment REVENUES (See Chart A) for the first quarters of fiscal year 1999 and 1998, the applicable COSTS
AND EXPENSES (See Chart B) were 94% and 91%, respectively.

      The figures in Chart B are prior to Intersegment eliminations.

                                              CHART B

                 COSTS AND EXPENSES APPLICABLE TO REVENUES SUMMARY BY SEGMENT

                                                      Percent of Segment Revenues
                               First Quarter Ended      For First Quarter Ended
                                      July 31,                  July 31,
                           -------------------------   --------------------------
                               1998          1997          1998           1997
                           -------------------------   --------------------------
 Construction              $45,250,251   $36,938,279        96             96
 Manufacturing <F1>          2,533,132     2,514,231       100             76
 Real Estate                 1,754,390     1,779,414        54             52
                           -----------   -----------
                           $49,537,773   $41,231,924        94             91
                           ===========   ===========

                       NOTES TO CHART B
                       ----------------
[FN]
<F1>The increase in the percentage of COSTS AND EXPENSES: Applicable to REVENUES for the first quarter 1999 compared to the first quarter 1998 was a result of (a) the temporary disruption of the segment's normal manufacturing efficiencies caused by the relocation to a new facility during the period and (b) a change in the product mix of fixtures sold.


      SELLING, SHIPPING, GENERAL AND ADMINISTRATIVE EXPENSES

    For the first quarter 1999 and the first quarter 1998, Selling, shipping, general and administrative expenses, prior to intersegment eliminations, were $3,118,955 and $2,764,277, respectively. As a percentage of Consolidated REVENUES, these expenses were 6% for both periods. In reviewing Chart C, the reader should recognize that the volume of revenues generally will affect the amounts and percentages. The percentages in Chart C are based upon expenses as they relate to Segment REVENUES (Chart A) prior to Intersegment eliminations, except that Parent and Total expenses relate to Consolidated REVENUES.

                                             CHART C
              SELLING, SHIPPING, GENERAL AND ADMINISTRATIVE EXPENSES BY SEGMENT

                                                       Percent of Segment Revenues
                              First Quarter Ended        For First Quarter Ended
                                   July 31,                     July 31,
                           ------------------------     --------------------------
                              1998          1997          1998            1997
                           ------------------------     --------------------------
 Construction              $  912,215    $  699,308         2               2
 Manufacturing <F1>         1,032,731       978,480        41              30
 Real Estate                  639,575       532,954        20              16
 Parent                       534,434       553,535         1               1
                           ----------    ----------
                           $3,118,955    $2,764,277         6               6
                           ==========    ==========

                         NOTES TO CHART C
                         ----------------
[FN]
<F1>On a percentage basis, Selling, shipping, general and
    administrative expenses were higher for the first quarter
    1999 compared to the first quarter 1998 primarily because of expenses incurred in moving to the new facility.

Liquidity and capital resources.
-------------------------------

    Between April 30, 1998, and July 31, 1998, working capital decreased by $3,868,858. Operating activities used cash of $5,740,038, principally as a result of the increase in receivables. Investing activities used cash of $2,161,963, primarily for additional costs related to constructing and equipping the new manufacturing facility. Financing activities used cash of $382,192 for debt repayment and payment of dividends to shareholders. At July 31, 1998, the Company and its subsidiaries had unsecured committed lines of credit totaling $7,000,000, of which $6,500,000 was available and $500,000 was reserved for a letter of credit issued as security for a mortgage loan on an Income-producing property. The letter of credit has been extended until August 1999 at which time it will be used to pay down the mortgage if certain leasing requirements are not attained. In addition, the Company had a committed line of credit totaling $2,500,000, secured by the Manufacturing Segment's inventory and receivables, of which none was outstanding.

Year 2000
---------

    Management has undertaken a program to prepare the Company's financial and operating computer systems and ancillary systems for the year 2000. The Company has reviewed its computer systems and has determined that most of its systems are year 2000 compliant. Where replacement or reprogramming has been found to be necessary, the Company is either currently making those changes or has plans to make the changes in the near future. The Company's cost of becoming year 2000 compliant is not expected to be material.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
-------------------------------------------------------------
RISK.
-----
Not applicable.

                   PART II.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

         (a)  Exhibit 27 - Financial Data Schedule (For SEC use only)
         (b) The Registrant has not filed any reports on form 8-K during the quarter ended July 31, 1998.

                            SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             ABRAMS INDUSTRIES, INC.
                                             -----------------------
                                                (Registrant)


Date: September 10, 1998                      /s/ Joseph H. Rubin
      ------------------                     ------------------------
                                             Joseph H. Rubin
                                             Chief Executive Officer



Date: September 10, 1998                      /s/ Melinda S. Garrett
      ------------------                     -----------------------
                                             Melinda S. Garrett
                                             Chief Financial Officer