Form 10-Q
period 1998-10-31
ABRAMS INDUSTRIES INC
filed 1998-12-14
CIK 1923

                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                                  FORM 10-Q
                              QUARTERLY REPORT

                     Pursuant to Section 13 or 15(d) of
                     the Securities Exchange Act of 1934

For the Quarter Ended                                 Commission File No.
   October 31, 1998                                          0-10146
----------------------                                --------------------

                           ABRAMS INDUSTRIES, INC.
           ------------------------------------------------------
           (Exact name of Registrant as specified in its charter)


         Georgia                                     58-0522129
-------------------------------        ------------------------------------
(State or other jurisdiction of        (I.R.S. Employer Identification No.)
incorporation or organization)

            1945 The Exchange, Suite 300, Atlanta, Georgia    30339
           ----------------------------------------------------------
           (Address of principal executive offices)        (Zip Code)

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

                               Yes /x/  No / /

The number of shares of $1.00 par value Common Stock of the Registrant outstanding as of November 30, 1998 was 2,936,356.

                                      PART 1. FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
-----------------------------

                                           ABRAMS INDUSTRIES, INC.
                                        CONSOLIDATED BALANCE SHEETS
                                                (UNAUDITED)

                                                                       October 31, 1998         April 30, 1998
                                                                       ----------------         --------------
ASSETS
------
CURRENT ASSETS
    Cash and cash equivalents                                           $    5,344,925           $  13,240,471
    Receivables                                                             27,641,263              21,275,284
      Less: Allowance for doubtful accounts                                   (154,377)               (130,040)
    Inventories, net                                                         2,169,796               1,495,063
    Costs and earnings in excess of billings                                 3,257,101               5,637,599
    Property held for sale                                                   5,232,207               1,691,764
    Deferred income taxes                                                      848,939                 848,939
    Other                                                                      997,722                 614,244
                                                                        --------------           -------------
         Total current assets                                               45,337,576              44,673,324
                                                                        --------------           -------------

INCOME-PRODUCING PROPERTIES, net                                            52,866,686              57,262,540
PROPERTY, PLANT AND EQUIPMENT, net                                          12,575,136               9,856,619
LAND HELD FOR FUTURE DEVELOPMENT OR SALE                                     4,237,845               4,237,845
OTHER ASSETS
     Notes receivable                                                          353,917                 415,538
     Cash surrender value of life insurance on officers, net                 1,476,312               1,282,790
     Deferred loan costs, net                                                  805,735                 814,405
     Other                                                                   2,993,431               2,766,383
                                                                        --------------           -------------
                                                                        $  120,646,638           $ 121,309,444
                                                                        ==============           =============

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
CURRENT LIABILITIES
     Trade and subcontractors payables                                  $   18,673,282           $  19,445,101
     Billings in excess of costs and earnings                                4,323,266               1,369,148
     Accrued expenses                                                        3,439,663               6,989,911
     Short-term borrowings                                                   1,845,688                    -
     Current maturities of long-term debt                                    6,814,558               1,586,133
                                                                        --------------           -------------
         Total current liabilities                                          35,096,457              29,390,293
                                                                        --------------           -------------

DEFERRED INCOME TAXES                                                        3,018,429               3,018,429
OTHER LIABILITIES                                                            1,594,029               1,426,052
MORTGAGE NOTES PAYABLE, less current maturities                             27,845,479              33,433,945
OTHER LONG-TERM DEBT, less current maturities                               29,476,208              29,504,862
                                                                        --------------           -------------
         Total liabilities                                                  97,030,602              96,773,581
                                                                        --------------           -------------
SHAREHOLDERS' EQUITY
  Common stock, $1 par value; authorized 5,000,000 shares;
    3,014,039 issued and 2,936,356 outstanding                               3,014,039               3,014,039
  Additional paid-in capital                                                 2,019,690               2,019,690
  Retained earnings                                                         18,994,858              19,914,685
                                                                        --------------           -------------
                                                                            24,028,587              24,948,414
    Less cost of treasury stock                                                412,551                 412,551
                                                                        --------------           -------------
       Total shareholders' equity                                           23,616,036              24,535,863
                                                                        --------------           -------------
                                                                        $  120,646,638           $ 121,309,444
                                                                        ==============           =============

See accompanying notes to consolidated financial statements.

                                                 ABRAMS INDUSTRIES, INC.
                                         CONSOLIDATED STATEMENTS OF OPERATIONS
                                                       (UNAUDITED)

                                                           SECOND QUARTER ENDED                     SIX MONTHS ENDED
                                                               OCTOBER 31,                             OCTOBER 31,
                                                     ------------------------------         ---------------------------------
                                                        1998                1997               1998                  1997
                                                     -----------        -----------        ------------           -----------
 REVENUES
     Construction                                   $ 49,232,869       $ 38,799,113       $  96,385,800         $  77,196,491
     Manufacturing                                     4,606,781          4,751,609           7,138,917             8,067,942
     Real estate                                       3,509,943         11,750,270           6,779,940            15,166,086
                                                    ------------       ------------       -------------         -------------
                                                      57,349,593         55,300,992         110,304,657           100,430,519
         Less: Intersegment eliminations                (757,464)          (134,863)         (1,971,721)             (134,863)
                                                    ------------       ------------       -------------         -------------
                                                      56,592,129         55,166,129         108,332,936           100,295,656
     Interest                                            118,407            146,554             270,833               265,247
     Other                                                40,703              9,958              51,409                21,057
                                                    ------------       ------------       -------------         -------------
                                                      56,751,239         55,322,641         108,655,178           100,581,960
                                                    ------------       ------------       -------------         -------------
 COSTS AND EXPENSES
     Applicable to REVENUES--
       Construction                                   47,634,716         37,003,045          92,884,967            73,941,324
       Manufacturing                                   3,795,141          3,534,099           6,328,273             6,048,330
       Real estate, exclusive of interest              1,662,328          6,609,755           3,416,718             8,389,169
                                                    ------------       ------------       -------------         -------------
                                                      53,092,185         47,146,899         102,629,958            88,378,823
         Less: Intersegment eliminations                (402,452)          (601,016)         (1,572,826)             (601,016)
                                                    ------------       ------------       -------------         -------------
                                                      52,689,733         46,545,883         101,057,132            87,777,807
                                                    ------------       ------------       -------------         -------------
     Selling, shipping, general and administrative
       Construction                                      833,916            782,730           1,746,131             1,482,038
       Manufacturing                                     979,493            982,049           2,012,224             1,963,484
       Real estate                                       572,457            703,296           1,212,032             1,236,250
       Parent                                            869,175            586,870           1,403,609             1,140,405
                                                    ------------       ------------       -------------         -------------
                                                       3,255,041          3,054,945           6,373,996             5,822,177
         Less: Intersegment eliminations                 (62,064)           (64,848)           (424,683)              (67,803)
                                                    ------------       ------------       -------------         -------------
                                                       3,192,977          2,990,097           5,949,313             5,754,374
                                                    ------------       ------------       -------------         -------------
     Interest costs incurred, less interest
        capitalized                                    1,355,700          1,041,520           2,618,919             2,132,843
                                                    ------------       ------------       -------------         -------------
                                                      57,238,410         50,577,500         109,625,364            95,665,024
                                                    ------------       ------------       -------------         -------------

 EARNINGS (LOSS) BEFORE INCOME TAXES                    (487,171)         4,745,141            (970,186)            4,916,936

 INCOME TAX EXPENSE (BENEFIT)                           (168,000)         1,791,000            (344,000)            1,862,000
                                                    ------------       ------------       -------------         -------------

 NET EARNINGS (LOSS)                                $   (319,171)      $  2,954,141       $    (626,186)        $   3,054,936
                                                    ============       ============       =============         =============
 NET EARNINGS (LOSS) PER SHARE:
      Basic                                         $       (.11)      $       1.01       $       (0.21)        $        1.04
                                                    ============       ============       =============         =============
      Diluted                                       $       (.11)      $       1.00       $       (0.21)        $        1.03
                                                    ============       ============       =============         =============
 DIVIDENDS PER SHARE                                $        .05       $        .04       $         .10         $         .11
                                                    ============       ============       =============         =============
 WEIGHTED AVERAGE SHARES OUTSTANDING                   2,936,356          2,937,689           2,936,356             2,939,067
                                                    ============       ============       =============         =============

 See accompanying notes to consolidated financial statements.

                                          ABRAMS INDUSTRIES, INC.
                                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                  (UNAUDITED)

                                                                                      SIX MONTHS ENDED OCTOBER 31,
                                                                                  -----------------------------------
                                                                                        1998                1997
                                                                                  -------------      ---------------
Cash flows from operating activities
    Net earnings (loss)                                                           $   (626,186)      $     3,054,936
    Adjustments to reconcile net earnings (loss) to net cash
      provided by operating activities
       Depreciation and amortization                                                  1,543,839            1,403,873
       Gain on sales of real estate                                                        -              (4,868,052)
       Decrease (increase) in assets
         Receivables                                                                 (6,341,642)          (4,504,760)
         Inventories                                                                   (674,733)             (62,997)
         Costs and earnings in excess of billings                                     2,380,498           (4,707,000)
         Other current assets                                                          (383,478)            (448,815)
         Other assets                                                                  (418,652)             (98,083)
       Increase (decrease) in liabilities
         Accounts payable                                                              (771,819)           6,915,709
         Billings in excess of costs and earnings                                     2,954,118            1,124,092
         Accrued expenses                                                            (3,550,248)          (2,157,393)
         Deferred income                                                                 -                  (400,979)
         Deferred income taxes                                                           -                 1,709,660
         Other liabilities                                                              167,977              226,478
                                                                                  -------------      ---------------
       Net cash used in operating activities                                         (5,720,326)          (2,813,331)
                                                                                  -------------      ---------------

Cash flows from investing activities
  Proceeds from sales of real estate                                                      -               10,024,650
  Additions to income-producing properties, property, plant and equipment, net       (3,289,294)         (15,527,931)
                                                                                  -------------      ---------------
       Net cash used in investing activities                                         (3,289,294)         (5,503,281)
                                                                                  -------------      ---------------

Cash flows from financing activities
  Net short-term borrowings                                                           1,845,688                -
  Debt proceeds                                                                         234,570           13,655,020
  Debt repayments                                                                      (623,267)          (9,175,065)
  Additions to deferred loan costs                                                      (49,281)            (194,028)
  Cash dividends                                                                       (293,636)            (323,419)
  Repurchase of common stock                                                               -                 (42,000)
  Proceeds from exercise of stock options                                                  -                  11,500
                                                                                  -------------      ---------------
       Net cash provided by financing activities                                      1,114,074            3,932,008
                                                                                  -------------      ---------------

Net decrease in cash and cash equivalents                                            (7,895,546)          (4,384,604)
Cash and cash equivalents at beginning of period                                     13,240,471            7,611,051
                                                                                  -------------      ---------------
Cash and cash equivalents at end of period                                        $   5,344,925      $     3,226,447
                                                                                  =============      ================
Supplemental schedule of cash flow information

  Interest paid, net of amounts capitalized                                       $   2,554,981      $      2,085,127
                                                                                  =============      ================
  Income taxes paid, net of refunds                                               $     158,572      $        799,671
                                                                                  =============      ================

See accompanying notes to consolidated financial statements.

                        ABRAMS INDUSTRIES, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  OCTOBER 31, 1998 AND APRIL 30, 1998
                              (UNAUDITED)

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

NOTE 3.  INVENTORIES
--------------------

         The classes of inventory are as follows:


                                           October 31, 1998      April 30, 1998
                                           ----------------      --------------
            Finished goods                 $     637,194         $   787,520
            Work in process                      559,976             219,802
            Raw materials                        972,626             487,741
                                           -------------         -----------
                                           $   2,169,796         $ 1,495,063
                                           =============         ===========


NOTE 4.  STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 130,
-------------------------------------------------------------
REPORTING COMPREHENSIVE INCOME
------------------------------

On May 1, 1998, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 130, Reporting Comprehensive Income. This Statement establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. The term "comprehensive income" is used in SFAS 130 to describe the total of all components of comprehensive income including net income. "Other comprehensive income" refers to revenues, expenses, gains, and losses that are included in comprehensive income but excluded from earnings under accounting standards. The Company has no "other comprehensive income" to report for the first six months ended October 31, 1998 and 1997.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
------------------------------------------------------------------------
RESULTS OF OPERATIONS.
----------------------

Changes in CONSOLIDATED BALANCE SHEETS between April 30, 1998, and October 31,
------------------------------------------------------------------------------
1998.
-----

    Accounts receivable increased by $6,365,979 primarily as a result of an increase in construction activity. Costs and earnings in excess of billings decreased by $2,380,498 and Billings in excess of costs and earnings increased by $2,954,118 because of the timing of the submission and payment of invoices for construction work performed.

    Property held for sale increased $3,540,443 as a result of the reclassification of the net book value of a shopping center in Newnan, Georgia. This property was classified as Income-producing property at April 30, 1998, and was reclassified in July 1998, as the property is currently being marketed for sale. It is expected to be sold at a gain. Income-producing properties decreased by $4,395,854 primarily as a result of the reclassification of the aforementioned.

    Property, plant and equipment increased by $2,718,517, primarily through the additional costs related to the completion of constructing and equipping the Company's new manufacturing facility.

    Accrued expenses decreased by $3,550,248 because of the payment of April 30, 1998 accruals.

    Short-term borrowings increased by $1,845,688 reflecting amounts drawn on the Company's bank lines of credit primarily for working capital for the manufacturing segment.

    Current maturities of long-term debt increased by $5,228,425, and Mortgage notes payable decreased by $5,588,466, primarily as a result of the reclassification of the Newnan, Georgia shopping center mortgage to Current maturities of long-term debt.

Results of operations of second quarter and first six months of fiscal 1999
---------------------------------------------------------------------------
compared to second quarter and first six months of fiscal 1998.
---------------------------------------------------------------


                                  REVENUES

    For the second quarter 1999, Consolidated REVENUES were $56,751,239, compared to $55,322,641 for the second quarter 1998. For the first six months of fiscal 1999, Consolidated REVENUES were $108,655,178, compared to $100,581,960 for the first six months of fiscal 1998.

    The figures in Chart A are Segment revenues before Intersegment eliminations and do not include Interest income or Other income.

                                                                  CHART A

                                                        REVENUE SUMMARY BY SEGMENT

                                                       (Dollar Amounts in Thousands)


                      Second Quarter Ended                                 Six Months Ended
                           October 31,           Amount     Percent            October 31,         Amount     Percent
                      ---------------------     Increase   Increase     --------------------      Increase   Increase
                         1998        1997      (Decrease) (Decrease)        1998        1997     (Decrease) (Decrease)
                      ---------   ---------    ---------  ---------     --------    ---------    ---------- ----------
Construction<F1>      $ 49,233    $ 38,799     $ 10,434       27        $  96,386   $  77,197     $ 19,189        25

Manufacturing<F2>        4,607       4,752         (145)      (3)           7,139       8,068         (929)      (12)

Real Estate<F3>          3,510      11,750       (8,240)     (70)           6,780      15,166       (8,386)      (55)
                      --------    --------     --------                 ---------   ---------     --------
                      $ 57,350    $ 55,301     $  2,049        4        $ 110,305   $ 100,431     $  9,874        10
                      ========    ========     ========                 =========   =========     ========

                                   NOTES TO CHART A
                                   ----------------
[FN]
<F1> REVENUES for the second quarter and first six months 1999 were higher than those of the second quarter and first six months 1998 because of an increase in sales to existing customers and sales to new customers.

<F2> REVENUES for the first six months 1999 were lower than those of the first six months 1998 primarily because of a decline in sales orders from two major customers experienced during the manufacturing segment's move into its new facility.

<F3> REVENUES for the second quarter and first six months of 1999 were lower than those of the second quarter and first six months 1998 because there have been no property sales in fiscal 1999, compared to $9,254,650 and $10,024,650 of property sales in the second quarter and first six months of 1998, respectively. Rental revenues increased in the second quarter and first six months 1999 compared to the same periods 1998 by $1,014,323 and $1,638,504, respectively.

    The following table indicates the backlog of contracts, orders and expected rentals for the next twelve months by industry segment:

                                                                October 31,
                                                     ---------------------------------
                                                           1998               1997
                                                     -------------       -------------
          Construction                               $  37,602,000       $  52,366,000
          Manufacturing                                  9,910,000           6,245,000
          Real Estate                                   11,885,000          10,117,000
                                                     -------------       -------------
                                                        59,397,000          68,728,000
          Less: Intercompany Eliminations               (1,661,000)         (6,277,000)
                                                     -------------       -------------
               Total Backlog                         $  57,736,000       $  62,451,000
                                                     =============       =============

                    COSTS AND EXPENSES:  Applicable to REVENUES

      As a percentage of Segment REVENUES (See Chart A) for the second quarter 1999 and 1998, the applicable COSTS AND EXPENSES (See Chart B) were 93% and 85%, respectively. As a percentage of Segment REVENUES for the first six months 1999 and 1998, the applicable COSTS AND EXPENSES were 93% and 88%, respectively.

    The figures in Chart B are prior to Intersegment eliminations.

                                                                  CHART B

                                      COSTS AND EXPENSES APPLICABLE TO REVENUES SUMMARY BY SEGMENT

                                                         (Dollar Amounts in Thousands)


                                                   Percent of Segment                             Percent of Segment
                                                     Revenues For                                    Revenues For
                         Second Quarter Ended     Second Quarter ended       Six Months Ended       Six Months Ended
                             October 31,               October 31,               October 31,          October 31,
                       --------------------       --------------------     -------------------     ----------------
                         1998         1997           1998     1997             1998       1997       1998    1997
                       ---------    ---------     --------  -------        ---------   --------    ------- -------
Construction           $  47,635    $  37,003         97       95          $  92,885   $  73,942      96       96

Manufacturing<F1>          3,795        3,534         82       74              6,328       6,048      89       75

Real Estate<F2>            1,662        6,610         47       56              3,417       8,389      50       55
                       ---------    ---------                              ---------   ---------
                       $  53,092    $  47,147         93       85          $ 102,630   $  88,379      93       88
                       =========    =========                              =========   =========

                              NOTES TO CHART B
                              ----------------

[FN]
<F1> The increase in the percentage of COSTS AND EXPENSES: Applicable to
     REVENUES for the second quarter and the first six months 1999 as compared to the same periods 1998 was a result of a temporary loss in production efficiencies because of the relocation of the manufacturing facility during July 1998. Production efficiency has improved as familiarity with the plant has increased and new employee training is being completed.

<F2> The decrease in the dollar amount and percentage of COSTS AND EXPENSES:
     Applicable to REVENUES for the second quarter and the first six months 1999 compared to the same periods 1998 is attributable to the cost of real estate sold in 1998. There have been no sales of real estate in the first six months 1999.

           SELLING, SHIPPING, GENERAL AND ADMINISTRATIVE EXPENSES

    For the second quarter 1999 and for the second quarter 1998, Selling, shipping, general and administrative expenses, prior to intersegment eliminations, were $3,255,041 and $3,054,945, respectively. As a percentage of Consolidated REVENUES, these expenses were 6% for both periods. For the first six months 1999 and for the first six months 1998, Selling, shipping, general and administrative expenses were $6,373,996 and $5,822,177, respectively. As a percentage of Consolidated REVENUES, these expenses were also 6%. In reviewing Chart C, the reader should recognize that the volume of revenues generally will affect the amounts and percentages. The percentages in Chart C are based upon expenses as they relate to Segment REVENUES (Chart A) prior to Intersegment eliminations, except that Parent and Total expenses relate to Consolidated REVENUES.


                                                                  CHART C

                                    SELLING, SHIPPING, GENERAL AND ADMINISTRATIVE EXPENSES BY SEGMENT

                                                         (Dollar Amounts in Thousands)


                                                     Percent of Segment                                Percent of Segment
                                                        Revenues For                                      Revenues For
                         Second Quarter Ended       Second Quarter Ended      Six Months Ended         Six Months Ended
                               October 31,               October 31,             October 31,              October 31,
                         --------------------       --------------------     -------------------     --------------------
                            1998        1997          1998         1997       1998        1997        1998          1997
                         --------    --------        ------       ------    -------     -------      ------        ------

Construction             $   834     $   783             2            2     $ 1,746     $ 1,482          2             2

Manufacturing                980         982            21           21       2,012       1,964         28            24

Real Estate<F1>              572         703            16            6       1,212       1,236         18             8

Parent<F2>                   869         587             2            1       1,404       1,140          1             1
                         -------     -------                                -------     -------
                         $ 3,255     $ 3,055             6            6     $ 6,374     $ 5,822          6             6
                         =======     =======                                =======     =======


                              NOTES TO CHART C
                              ----------------

<F1> On a dollar basis, Selling, shipping, general and administrative expenses were lower for the second quarter 1999 compared to the second quarter 1998 because of a decrease in incentive-based compensation.

<F2> On a dollar basis, Selling, shipping, general and administrative expenses were higher for the second quarter and first six months 1999 compared to the second quarter and first six months 1998 primarily because of increased rent expense. The increase was primarily a result of rent reimbursements paid by the Parent to the manufacturing segment. The manufacturing segment is paying rent on its new facility to the real estate segment, the owner of the facility. The Parent is reimbursing part of the manufacturing segment's rental payment. The reimbursement is equal to the difference between the rental expense and the debt service on the facility paid by the real estate segment.

Liquidity and capital resources.
--------------------------------

    Between April 30, 1998, and October 31, 1998, working capital decreased by $5,041,912. Operating activities used cash of $5,720,326. Investing activities used cash of $3,289,294 primarily to complete the construction and equipping of the new manufacturing facility. Financing activities provided cash of $1,114,074 principally through short-term borrowings on the Company's lines of credit of $1,845,688, reduced by debt repayment and payment of dividends to shareholders.

    The Company obtained an increase in its lines of credit during fiscal year 1999. At October 31, 1998, the Company and its subsidiaries had available unsecured committed lines of credit totaling $13,000,000, of which $150,000 was outstanding, $12,350,000 was available and $500,000 was reserved for a letter of credit issued as security for a mortgage loan on an Income-producing property. In addition, the Company had a committed line of credit totaling $2,500,000, secured by the manufacturing segment's inventory and receivables, of which $1,695,688 was outstanding at October 31, 1998.


Year 2000.
----------

    The Company has substantially completed its assessment and remediation efforts for achieving Year 2000 compliance in its computer and telecommunications information systems (IT), as well as those computer systems impacted by Year 2000 that do not relate to information technology, such as building and other ancillary systems (non-IT). All hardware and software has been inventoried and tested. The construction segment has purchased a new Year 2000 compliant accounting software package. The cost of the software and the installation thereof is not considered to be material. The Company installed this software in the second quarter 1999 and plans to begin using this software during the third quarter 1999. The manufacturing segment, at no additional cost, plans to upgrade its current accounting software to be Year 2000 compliant by September 30, 1999, and the real estate segment's accounting software is Year 2000 compliant. Other non-compliant hardware and software review and remediation costs are considered to be minimal.

    The Company has conducted a written survey of its IT and non-IT significant third party vendors and service providers to determine their Year 2000 compliance status. The responses have indicated these businesses will be compliant on a timely basis. No estimates can be made as to any potential adverse impact resulting from the failure of any third party vendor or service provider to be Year 2000 compliant.

    Uncertainty exists concerning the scope and magnitude of the most reasonably likely worst case scenario. Because of the wide geographic area that the Company conducts business in, including the various locations of construction job sites and real estate operations, the Company does not expect a Year 2000 issue, such as a temporary loss of electrical service at a particular location, to significantly impact the Company's financial position. The Company currently does not anticipate the need for a contingency plan.

    There can be no assurance that the Company will be able to identify and correct all aspects of the effect of the Year 2000 on the Company. Management, however, does not believe that the Year 2000 issue will pose significant problems in its IT or non-IT systems, or that resolution of any potential problems with respect to these systems will have a material effect on the Company's financial condition or results of operations. Readers are cautioned that forward-looking statements regarding Year 2000 issues should be read in conjunction with the Company's disclosures under the heading "Cautionary statement regarding forward-looking statements."


Cautionary statement regarding forward-looking statements.
----------------------------------------------------------

    Certain statements contained or incorporated by reference in this Quarterly Report on Form 10-Q, including without limitation statements containing the words "believes," "anticipates," "expects," and words of similar import, are forward-looking statements within the meaning of the federal securities laws. Such forward-looking statements involve known and unknown risks, uncertainties and other matters which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or uncertainties expressed or implied by such forward-looking statements. Such risks, uncertainties and other matters include, but are not limited to, Year 2000 compliance issues.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
-------------------------------------------------------------------

Not Applicable.


PART II.  OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-----------------------------------------------------------

At the Annual Meeting (held on August 19, 1998), the shareholders voted upon and approved the Board's nominees for directors. The voting was as follows:


        DIRECTORS                  VOTES FOR              VOTES WITHHELD
        ---------                  ---------              --------------
     Alan R. Abrams                2,782,809                 16,031

     Bernard W. Abrams             2,782,609                 16,231
     Edward M. Abrams              2,782,809                 16,031

     James Andrew Abrams           2,782,809                 16,031
     Paula Lawton                  2,781,709                 17,131

     Donald W. MacLeod             2,782,809                 16,031
     L. Anthony Montag             2,782,809                 16,031

     Joseph H. Rubin               2,782,809                 16,031
     Felker W. Ward, Jr.           2,686,415                112,425


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

(a)  Exhibit 27 - Financial Data Schedule (For SEC Use Only).

(b) The Registrant has not filed any reports on form 8-K during the quarter ended October 31, 1998.


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




                                             ABRAMS INDUSTRIES, INC.
                                             -----------------------
                                                   (Registrant)


Date: December 14, 1998                       /s/ Joseph H. Rubin
                                             --------------------------
                                             Joseph H. Rubin
                                             Chief Executive Officer



Date: December 14, 1998                       /s/ Melinda S. Garrett
                                             ---------------------------
                                             Melinda S. Garrett
                                             Chief Financial Officer






