Form 10-Q
period 1999-01-31
ABRAMS INDUSTRIES INC
filed 1999-03-11
CIK 1923

SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C.  20549

                               FORM 10-Q
                           QUARTERLY REPORT

                  Pursuant to Section 13 or 15(d) of
                  the Securities Exchange Act of 1934

For the Quarter Ended                         Commission File No.
  January 31, 1999                                   0-10146
---------------------                         -------------------


                        ABRAMS INDUSTRIES, INC.
        ------------------------------------------------------
        (Exact name of Registrant as specified in its charter)


            Georgia                                58-0522129
-------------------------------      ------------------------------------
(State or other jurisdiction of      (I.R.S. Employer Identification No.)
incorporation or organization)

            1945 The Exchange, Suite 300, Atlanta, Georgia   30339
            ---------------------------------------------------------
               (Address of principal executive offices)    (Zip Code)

                               (770) 953-0304
           ---------------------------------------------------
           (Registrant's telephone number, including area code)

                                    N/A
---------------------------------------------------------------------------
 (Former name, former address and former fiscal year, if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes /x/   No  / /

The number of shares of $1.00 par value Common Stock of the Registrant outstanding as of February 26, 1999 was 2,936,356.

                                                  PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
        --------------------

                                                     ABRAMS INDUSTRIES, INC.
                                                   CONSOLIDATED BALANCE SHEETS
                                                             (UNAUDITED)

                                                                         January 31, 1999        April 30, 1998
                                                                         ----------------        --------------
ASSETS
------
CURRENT ASSETS
    Cash and cash equivalents                                             $  4,504,820             $ 13,240,471
    Receivables (note 2)                                                    18,851,810               21,275,284
      Less: Allowance for doubtful accounts                                   (153,331)                (130,040)
    Inventories, net (note 3)                                                2,192,951                1,495,063
    Costs and earnings in excess of billings                                 3,944,042                5,637,599
    Property held for sale                                                   5,268,478                1,691,764
    Deferred income taxes                                                      848,939                  848,939
    Other                                                                    1,076,133                  614,244
                                                                          ------------             ------------
      Total current assets                                                  36,533,842               44,673,324
                                                                          ------------             ------------

INCOME-PRODUCING PROPERTIES, net                                            52,444,762               57,262,540
PROPERTY, PLANT AND EQUIPMENT, net                                          12,425,867                9,856,619
LAND HELD FOR FUTURE DEVELOPMENT OR SALE                                     4,237,845                4,237,845
OTHER ASSETS
  Notes receivable                                                             326,365                  415,538
  Cash surrender value of life insurance on officers, net                    1,426,057                1,282,790
  Deferred loan costs, net                                                     832,503                  814,405
  Other                                                                      2,844,621                2,766,383
                                                                          ------------             ------------
                                                                          $111,071,862             $121,309,444
                                                                          ============             ============

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES
  Trade and subcontractors payables                                       $ 12,273,178             $ 19,445,101
  Billings in excess of costs and earnings                                   2,822,564                1,369,148
  Accrued expenses                                                           3,789,544                6,989,911
  Short-term borrowings                                                      1,262,075                     -
  Current maturities of long-term debt                                       6,721,557                1,586,133
                                                                          ------------             ------------
      Total current liabilities                                             26,868,918               29,390,293
                                                                          ------------             ------------

DEFERRED INCOME TAXES                                                        3,018,429                3,018,429
OTHER LIABILITIES                                                            1,496,399                1,426,052
MORTGAGE NOTES PAYABLE, less current maturities                             27,694,387               33,433,945
OTHER LONG-TERM DEBT, less current maturities                               29,377,127               29,504,862
                                                                          ------------             ------------
      Total liabilities                                                     88,455,260               96,773,581
                                                                          ------------             ------------

SHAREHOLDERS' EQUITY
  Common stock, $1 par value; authorized 5,000,000 shares;
   3,014,039 issued and 2,936,356 outstanding                                3,014,039                3,014,039
  Additional paid-in capital                                                 2,019,690                2,019,690
  Retained earnings                                                         17,995,424               19,914,685
                                                                          ------------             ------------
                                                                            23,029,153               24,948,414
         Less cost of treasury stock                                           412,551                  412,551
                                                                          ------------             ------------
      Total shareholders' equity                                            22,616,602               24,535,863
                                                                          ------------             ------------
                                                                          $111,071,862             $121,309,444
                                                                          ============             ============

See accompanying notes to consolidated financial statements.

                                                          ABRAMS INDUSTRIES, INC.
                                                   CONSOLIDATED STATEMENTS OF OPERATIONS
                                                                (UNAUDITED)

                                                               THIRD QUARTER ENDED                       NINE MONTHS ENDED
                                                                   JANUARY 31,                              JANUARY 31,
                                                          ------------------------------         --------------------------------
                                                              1999               1998                1999                1998
                                                          -----------        -----------         -----------        -------------
 REVENUES
     Construction                                         $24,693,465        $28,006,599         $121,079,265       $105,203,090
     Manufacturing                                          4,423,681          3,854,120           11,562,598         11,922,062
     Real estate                                            3,725,037          3,184,163           10,504,977         18,350,249
                                                          -----------        -----------         ------------       ------------
                                                           32,842,183         35,044,882          143,146,840        135,475,401
         Less: Intersegment eliminations                     (612,094)        (1,328,622)          (2,583,815)        (1,463,485)
                                                          -----------        -----------         ------------       ------------
                                                           32,230,089         33,716,260          140,563,025        134,011,916
     Interest                                                  94,485            210,253              365,318            475,500
     Other                                                     (5,406)            11,857               46,003             32,914
                                                          -----------        -----------         ------------       ------------
                                                           32,319,168         33,938,370          140,974,346        134,520,330
                                                          -----------        -----------         ------------       ------------
 COSTS AND EXPENSES
     Applicable to REVENUES--
       Construction                                        22,788,433         26,237,871          115,673,400        100,179,195
       Manufacturing                                        4,293,948          2,572,810           10,622,221          8,621,140
       Real estate, exclusive of interest                   1,905,950          1,779,539            5,322,668         10,168,708
                                                          -----------        -----------         ------------       ------------
                                                           28,988,331         30,590,220          131,618,289        118,969,043
         Less: Intersegment eliminations                     (289,383)        (1,271,640)          (1,862,209)        (1,872,656)
                                                          -----------        -----------         ------------       ------------
                                                           28,698,948         29,318,580          129,756,080        117,096,387
                                                          -----------        -----------         ------------       ------------
     Selling, shipping, general and administrative
       Construction                                         1,322,806          1,131,303            3,068,937          2,613,341
       Manufacturing                                        1,216,463          1,065,812            3,228,687          3,029,296
       Real estate                                            551,954            502,174            1,763,986          1,738,424
       Parent                                                 831,464            621,612            2,235,073          1,762,017
                                                          -----------        -----------         ------------       ------------
                                                            3,922,687          3,320,901           10,296,683          9,143,078
         Less: Intersegment eliminations                     (312,690)           (72,306)            (737,373)          (140,109)
                                                          -----------        -----------         ------------       ------------
                                                            3,609,997          3,248,595            9,559,310          9,002,969
                                                          -----------        -----------         ------------       ------------
     Interest costs incurred, less interest                 1,363,845          1,303,778            3,982,764          3,436,621
        capitalized                                       -----------        -----------         ------------       ------------
                                                           33,672,790         33,870,953          143,298,154        129,535,977
                                                          -----------        -----------         ------------       ------------
 EARNINGS (LOSS) BEFORE INCOME TAXES                       (1,353,622)            67,417           (2,323,808)         4,984,353
 INCOME TAX EXPENSE (BENEFIT)                                (501,000)            25,000             (845,000)         1,887,000
                                                          -----------        -----------         ------------       ------------
 NET EARNINGS (LOSS)                                      $  (852,622)       $    42,417         $ (1,478,808)      $  3,097,353
                                                          ===========        ===========         ============       ============
 NET EARNINGS (LOSS) PER SHARE--
     BASIC AND DILUTED                                    $      (.29)       $       .01         $      (0.50)      $       1.05
                                                          ===========        ===========         ============       ============
 DIVIDENDS PER SHARE                                      $       .05        $       .04         $        .15       $        .15
                                                          ===========        ===========         ============       ============
 WEIGHTED AVERAGE SHARES OUTSTANDING                        2,936,356          2,936,356            2,936,356          2,938,167
                                                          ===========        ===========         ============       ============

 See accompanying notes to consolidated financial statements.

                                                         ABRAMS INDUSTRIES, INC.
                                                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                               (UNAUDITED)

                                                                                              NINE MONTHS ENDED JANUARY 31,
                                                                                          -----------------------------------
                                                                                               1999                  1998
                                                                                          -------------          ------------
     Cash flows from operating activities
         Net earnings (loss)                                                              $ (1,478,808)          $  3,097,353
         Adjustments to reconcile net earnings (loss) to net cash
           provided by (used in) operating activities
             Depreciation and amortization                                                   2,311,110              2,151,288
             Deferred tax expense                                                               -                   1,518,100
             Gain on sales of real estate                                                       -                  (4,867,189)
             Decrease (increase) in assets
                 Receivables, net                                                            2,446,765               (393,604)
                 Inventories, net                                                             (697,888)                68,027
                 Costs and earnings in excess of billings                                    1,693,557               (588,701)
                 Other current assets                                                         (461,889)              (605,767)
                 Other assets                                                                 (224,330)              (548,507)
            Increase (decrease) in liabilities
                 Accounts payable                                                           (7,171,923)             1,319,872
                 Billings in excess of costs and earnings                                    1,453,416              1,207,103
                 Accrued expenses                                                           (3,200,367)            (1,325,209)
                 Deferred income                                                                -                    (599,476)
                 Other liabilities                                                              70,347                248,644
                                                                                          ------------           ------------
           Net cash provided by (used in) operating activities                              (5,260,010)               681,934
                                                                                          ------------           ------------

     Cash flows from investing activities
         Proceeds from sales of real estate                                                     -                  10,024,651
         Increase in short-term investments                                                     -                  (3,564,766)
         Additions to income-producing properties, property, plant and equipment            (3,448,134)           (18,062,786)
                                                                                          ------------           ------------
           Net cash used in investing activities                                            (3,448,134)           (11,602,901)
                                                                                          ------------           ------------
     Cash flows from financing activities
         Net short-term borrowings                                                           1,262,075                  -
         Debt proceeds                                                                         234,570             31,856,942
         Debt repayments                                                                      (966,440)           (15,834,173)
         Additions to deferred loan costs                                                     (117,259)              (320,643)
         Cash dividends                                                                       (440,453)              (440,873)
         Repurchase of common stock                                                             -                     (42,000)
         Proceeds from exercise of stock options                                                -                      11,500
                                                                                          ------------           ------------
           Net cash provided by (used in) financing activities                                 (27,507)            15,230,753
                                                                                          ------------           ------------
     Net increase (decrease) in cash and cash equivalents                                   (8,735,651)             4,309,786
     Cash and cash equivalents at beginning of period                                       13,240,471              7,611,051
                                                                                          ------------           ------------
     Cash and cash equivalents at end of period                                           $  4,504,820           $ 11,920,837
                                                                                          ============           ============
     Supplemental schedule of cash flow information
         Interest paid, net of amounts capitalized                                        $  3,925,383           $  3,445,829
                                                                                          ============           ============
         Income taxes paid, net of refunds                                                $    162,809           $    869,229
                                                                                          ============           ============

     See accompanying notes to consolidated financial statements.

                        ABRAMS INDUSTRIES, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  JANUARY 31, 1999 AND APRIL 30, 1998
                              (UNAUDITED)

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

NOTE 3.  INVENTORIES
--------------------

         The classes of inventory are as follows:

                                        January 31, 1999        April 30, 1998
                                        ----------------        --------------

            Finished goods              $       803,329         $     787,520
            Work in process                     381,895               219,802
            Raw materials                     1,007,727               487,741
                                        ---------------         -------------
                                        $     2,192,951         $   1,495,063
                                        ===============         =============

NOTE 4.  STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 130,
-------------------------------------------------------------
REPORTING COMPREHENSIVE INCOME
------------------------------

On May 1, 1998, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 130, REPORTING COMPREHENSIVE INCOME. This Statement establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. The term "comprehensive income" is used in SFAS 130 to describe the total of all components of comprehensive income including net income. "Other comprehensive income" refers to revenues, expenses, gains, and losses that are included in comprehensive income but excluded from earnings under accounting standards. The Company has no "other comprehensive income" to report for the first nine months ended January 31, 1999, and the first nine months ended January 31,1998.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
--------------------------------------------------------------------
AND RESULTS OF OPERATIONS.
-------------------------

Changes in CONSOLIDATED BALANCE SHEETS between April 30, 1998, and
------------------------------------------------------------------
January 31, 1999.
----------------

    Accounts receivable decreased by $2,446,765 primarily as a result of decreased activity in the construction segment due to unexpected delays, beyond the control of the Company, in construction job starts. Costs and earnings in excess of billings decreased by $1,693,557 and Billings in excess of costs and earnings increased by $1,453,416 because of the timing of the submission and payment of invoices for construction work performed.

    Property held for sale increased $3,576,714 as a result of the reclassification of the net book value of a shopping center in Newnan, Georgia. This property was classified as Income-producing property at April 30, 1998, and was reclassified in July 1998, as the property is currently being marketed for sale. It is expected to be sold at a gain. Income-producing properties decreased by $4,817,778 primarily as a result of the reclassification of the aforementioned property and depreciation expense.

    Property, plant and equipment increased by $2,569,248, primarily through additional expenditures related to the completion of constructing and equipping the Company's new manufacturing facility.

    Accrued expenses decreased by $3,200,367 because of the payment of April 30, 1998 accruals.

    Short-term borrowings increased by $1,262,075 reflecting amounts drawn on the Company's bank lines of credit primarily for working capital for the manufacturing segment.

    Current maturities of long-term debt increased by $5,135,424, and Mortgage notes payable decreased by $5,739,558, primarily as a result of the reclassification of the Newnan, Georgia shopping center mortgage to Current maturities of long-term debt.


Results of operations of third quarter and first nine months of fiscal
----------------------------------------------------------------------
1999 compared to third quarter and first nine months of fiscal 1998.
-------------------------------------------------------------------


                               REVENUES

    For the third quarter 1999, Consolidated REVENUES were $32,319,168, compared to $33,938,370 for the third quarter 1998. For the first nine months of fiscal 1999, Consolidated REVENUES were $140,974,346, compared to $134,520,330 for the first nine months of fiscal 1998.

    The figures in Chart A are Segment revenues before Intersegment eliminations and do not include Interest income or Other income.

                                                        CHART A
                                             REVENUE SUMMARY BY SEGMENT
                                            (Dollar Amounts in Thousands)


                   Third Quarter Ended                           Nine Months Ended
                        January 31,       Amount   Percentage       January 31,         Amount   Percentage
                   -------------------   Increase   Increase    -------------------    Increase   Increase
                     1999       1998    (Decrease) (Decrease)     1999       1998     (Decrease) (Decrease)
                   --------   --------  ---------  ----------   --------   --------   ---------- ----------
Construction <F1>  $24,693    $28,007     $(3,314)    (12)      $121,079   $105,203     $15,876      15
Manufacturing <F2>   4,424      3,854         570      15         11,563     11,922        (359)     (3)
Real Estate <F3>     3,725      3,184         541      17         10,505     18,350      (7,845)    (43)
                   -------    -------     -------     ---       --------   --------     -------     ---
                   $32,842    $35,045     $(2,203)     (6)      $143,147   $135,475     $ 7,672       6
                   =======    =======     =======     ===       ========   ========     =======     ===

                              NOTES TO CHART A
                              ----------------

<F1> REVENUES for the third quarter 1999 decreased as compared to the third quarter 1998 primarily because of unexpected delays, beyond the control of the Company, in construction job starts. REVENUES for the first nine months 1999 were higher than those of the first nine months
     1998 because of an increase in sales to existing customers and sales to eleven new customers.

<F2> REVENUES for the third quarter 1999 increased as compared to the third quarter 1998 primarily because of increased sales to customers in the floorcovering industry.

<F3> REVENUES for the third quarter 1999 increased as compared to the third quarter 1998 as a result of an increase in rental revenues of $540,875. REVENUES for the first nine months 1999 were lower than those of the first nine months 1998 because there have been no property sales in fiscal 1999, compared to $10,024,650 of property sales in the first nine months 1998. This was partially offset in the first nine months 1999 by an increase in rental revenues of $2,179,379.

    The following table indicates the backlog of contracts, orders and expected rentals for the next twelve months by industry segment:

                                                      January 31,
                                        -----------------------------------
                                              1999                  1998
                                        -------------         -------------
     Construction                       $  57,842,000         $  64,159,000
     Manufacturing                         12,617,000             4,675,000
     Real Estate                           12,131,000            10,403,000
                                        -------------         -------------
                                           82,590,000            79,237,000
     Less: Intercompany Eliminations       (1,792,000)           (5,280,000)
                                        -------------         -------------
          Total Backlog                 $  80,798,000         $  73,957,000
                                        =============         =============

              COSTS AND EXPENSES:  Applicable to REVENUES

    As a percentage of Segment REVENUES (See Chart A) for the third quarter 1999 and 1998, the applicable COSTS AND EXPENSES (See Chart B) were 88% and 87%, respectively. As a percentage of Segment REVENUES for the first nine months 1999 and 1998, the applicable COSTS AND EXPENSES were 92% and 88%, respectively.

    The figures in Chart B are prior to Intersegment eliminations.

                                                       CHART B
                           COSTS AND EXPENSES APPLICABLE TO REVENUES SUMMARY BY SEGMENT
                                              (Dollar Amounts in Thousands)

                                           Percent of Segment                            Percent of Segment
                                              Revenues For                                  Revenues For
                    Third Quarter Ended   Third Quarter Ended     Nine Months Ended       Nine Months Ended
                        January 31,           January 31,            January 31,            January 31,
                    -------------------   -------------------   -------------------     --------------------
                      1999       1998       1999       1998       1999       1998         1999        1998
                    --------   --------   -------    --------   --------   --------     --------    --------
Construction        $22,788    $26,238       92        94       $115,673   $100,179        96          95
Manufacturing<F1>     4,294      2,573       97        67         10,622      8,621        92          72
Real Estate<F2>       1,906      1,779       51        56          5,323     10,169        51          55
                    -------    -------       --        --       --------   --------        --          --
                    $28,988    $30,590       88        87       $131,618   $118,969        92          88
                    =======    =======       ==        ==       ========   ========        ==          ==

                           NOTES TO CHART B
                           ----------------

<F1> The increase in the percentage of COSTS AND EXPENSES: Applicable to
     REVENUES for the third quarter and the first nine months 1999 as compared to the same periods 1998 was a result of a loss in production efficiencies and increased labor costs incurred during the move and while adapting to the new manufacturing facility.

<F2> The decrease in the dollar amount and percentage of COSTS AND
     EXPENSES: Applicable to REVENUES for the first nine months 1999 compared to the same period 1998 was attributable to the cost of real estate sold in 1998. There have been no sales of real estate in the first nine months 1999.

        SELLING, SHIPPING, GENERAL AND ADMINISTRATIVE EXPENSES

    For the third quarter 1999 and the third quarter 1998, Selling, shipping, general and administrative expenses, prior to intersegment eliminations, were $3,922,687 and $3,320,901, respectively. As a percentage of Consolidated REVENUES, these expenses were 12% for the third quarter 1999 and 10% for the third quarter 1998. For the first nine months 1999 and the first nine months 1998, Selling, shipping, general and administrative expenses were $10,296,683 and $9,143,078, respectively. As a percentage of Consolidated REVENUES, these expenses were 7% for both nine month periods. In reviewing Chart C, the reader should recognize that the volume of revenues generally will affect the amounts and percentages. The percentages in Chart C are based upon expenses as they relate to Segment REVENUES (Chart A) prior to Intersegment eliminations, except that Parent and Total expenses relate to Consolidated REVENUES.

                                                           CHART C
                          SELLING, SHIPPING, GENERAL AND ADMINISTRATIVE EXPENSES BY SEGMENT
                                               (Dollar Amounts in Thousands)



                                              Percent of Segment                         Percent of Segment
                                                  Revenues For                               Revenues For
                   Third Quarter Ended        Third Quarter Ended    Nine Months Ended     Nine Months Ended
                       January 31,                 January 31,           January 31,           January 31,
                   -------------------        -------------------   ------------------   -------------------
                     1999       1998            1999       1998       1999      1998       1999      1998
                   --------   --------        --------   --------   --------  --------   --------  --------
Construction       $1,323     $1,131              5          4      $ 3,069     $2,613       3         2
Manufacturing       1,216      1,066             27         28        3,229      3,029      28        25
Real Estate           552        502             15         16        1,764      1,739      17         9
Parent<F1>            832        622              3          2        2,235      1,762       2         1
                   ------     ------             --         --      -------     ------      --        --
                   $3,923     $3,321             12         10      $10,297     $9,143       7         7
                   ======     ======             ==         ==      =======     ======      ==        ==

                           NOTES TO CHART C
                           ----------------

<F1> On a dollar basis, Selling, shipping, general and administrative expenses were higher for the third quarter and first nine months 1999 compared to the third quarter and first nine months 1998 primarily because of increased rent expenses. The increase was primarily a result of rent reimbursements paid by the Parent to the manufacturing segment. The manufacturing segment is paying rent on its new facility to the real estate segment, the owner of the facility. The Parent is reimbursing part of the manufacturing segment's rental payment. The reimbursement is equal to the difference between the rental expense and the debt service on the facility paid by the real estate segment.

Liquidity and capital resources.
-------------------------------

    Between April 30, 1998, and January 31, 1999, working capital decreased by $5,618,107. Operating activities used cash of $5,260,010. Investing activities used cash of $3,448,134 primarily to complete the construction and equipping of the new manufacturing facility. Financing activities used cash of $27,507.

    The Company obtained an increase in its lines of credit during fiscal year 1999. At January 31, 1999, the Company and its subsidiaries had available unsecured committed lines of credit totaling $13,000,000, of which $150,000 was outstanding, $12,350,000 was available and $500,000 was reserved for a letter of credit issued as security for a mortgage loan on an Income-producing property. In addition, the Company had a committed line of credit totaling $2,500,000, secured by the manufacturing segment's inventory and receivables, of which $1,112,075 was outstanding at January 31, 1999.

Year 2000.
---------

    The Company has substantially completed its assessment and remediation efforts for achieving Year 2000 compliance in its computer and telecommunications information systems (IT), as well as those computer systems impacted by Year 2000 that do not relate to information technology, such as building and other ancillary systems (non-IT). All hardware and software has been inventoried and tested. The construction segment has purchased a new Year 2000 compliant accounting software package. The cost of the software and the installation thereof is not considered to be material. The Company installed this software in the second quarter 1999 and began using this software during the third quarter 1999. The manufacturing segment, at a nominal cost, plans to upgrade its current accounting software to be Year 2000 compliant by September 30, 1999, and the real estate segment's accounting software is Year 2000 compliant. Other non-compliant hardware and software review and remediation costs are considered to be minimal.

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

    Uncertainty exists concerning the scope and magnitude of the most reasonably likely worst case scenario. Because of the wide geographic area that the Company conducts business in, including the various locations of construction job sites and real estate operations, the Company does not expect a Year 2000 issue, such as an isolated temporary loss of electrical service at a particular location, to significantly impact the Company's financial position. The Company currently does not anticipate the need for a contingency plan.

    There can be no assurance that the Company will be able to identify and correct all aspects of the effect of the Year 2000 issue on the Company. Management, however, does not believe that the Year 2000 issue will pose significant problems in its IT or non-IT systems, or that resolution of any potential problems with respect to these systems will have a material effect on the Company's financial condition or results of operations. Readers are cautioned that forward-looking statements regarding Year 2000 issues should be read in conjunction with the Company's disclosures under the heading "Cautionary statement regarding forward-looking statements."

Cautionary statement regarding forward-looking statements.
---------------------------------------------------------

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


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
        ----------------------------------------------------------

Not Applicable.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

(a)  Exhibit 27 - Financial Data Schedule (For SEC Use Only).

(b) The Registrant has not filed any reports on form 8-K during the quarter ended January 31, 1999.

                              SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                             ABRAMS INDUSTRIES, INC.
                                             -----------------------
                                                   (Registrant)


Date: March 11, 1999                          /s/  Alan R. Abrams
      --------------                         -----------------------
                                             Alan R. Abrams
                                             President and
                                             Chief Operating Officer



Date: March 11, 1999                          /s/ Melinda S. Garrett
      --------------                          ----------------------
                                              Melinda S. Garrett
                                              Chief Financial Officer