Form 10-K
period 1999-04-30
ABRAMS INDUSTRIES INC
filed 1999-07-28
CIK 1923

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
                                  ANNUAL REPORT

                       Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                    For the fiscal year ended April 30, 1999

                         Commission file number 0-10146

                             ABRAMS INDUSTRIES, INC.
             (Exact name of registrant as specified in its charter)

            Georgia                                          58-0522129
--------------------------------------------          --------------------------
  (State or other jurisdiction of                         (I.R.S. Employer
   incorporation or organization)                         Identification No.)

1945 The Exchange, Suite 300, Atlanta, GA                       30339
--------------------------------------------          --------------------------
 (Address of principal executive offices)                     (Zip Code)

        Registrant's telephone number, including area code:  (770) 953-0304
                                                            ---------------
        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

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

     THE AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NONAFFILIATES OF THE REGISTRANT AS OF JUNE 15, 1999, WAS $7,032,322. SEE PART III. THE NUMBER OF SHARES OF COMMON STOCK OF THE REGISTRANT OUTSTANDING AS OF JUNE 15, 1999, WAS 2,936,356.

                       DOCUMENTS INCORPORATED BY REFERENCE

     THE INFORMATION CALLED FOR BY PART III (ITEMS 10, 11, AND 12) IS INCORPORATED HEREIN BY REFERENCE TO THE REGISTRANT'S DEFINITIVE PROXY STATEMENT FOR THE 1999 ANNUAL MEETING OF SHAREHOLDERS WHICH IS TO BE FILED PURSUANT TO REGULATION 14A.

                                     PART I

                                ITEM 1. BUSINESS.

         Abrams Industries, Inc. engages in (i) construction of retail and commercial projects; (ii) manufacturing store fixtures, bank fixtures and display units for retail outlets; and (iii) asset management, development and re-development of income-producing properties, including acquisition, investment, management and sale.

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

         Financial information by operating segment is set forth in Note 13 to the Consolidated Financial Statements of the Company.

                              CONSTRUCTION SEGMENT

         The Company, through its wholly owned subsidiary, Abrams Construction, Inc., has engaged in the construction business since 1925. Although the Company does work throughout much of the United States, it concentrates its activities principally in the South. Construction activities consist primarily of new construction, expansion, and remodeling of retail store buildings, banks, and shopping centers.

         Construction   contracts  are  obtained  by  competitive   bid  and  by
negotiation. Generally, purchasing of materials and services for the Company's construction operations is done on a project-by-project basis.

                              MANUFACTURING SEGMENT

         The Company, through its wholly owned subsidiary, Abrams Fixture Corporation, has engaged in manufacturing and selling store fixtures since 1946, and has been designing and producing point-of-purchase and other displays since 1975. The Company engineers and fabricates displays, check-out counters, cabinets, tables and other store fixtures of wood, metal and plastic laminate for sale primarily to several of the larger national retail store chains. Substantially all of the store fixtures are fabricated to meet the customer's requirements for type, size, shape and color and are generally produced against specific orders. The Company also produces custom-designed point-of-purchase display units which are sold to floorcovering and wallcovering manufacturers, distributors, and retailers.

         In 1997, the Company began manufacturing and installing custom designed bank fixtures, including structural wall and ceiling components, for branch banks in supermarkets throughout the United States.

         During the summer of 1998, the Company moved into its new manufacturing facility. This facility is owned by the Real Estate Segment and leased to the Manufacturing Segment. See "ITEM 2. PROPERTIES".

         The Company maintains raw material inventories of items such as lumber, plywood, metals, particle board, laminates, and hardware. In the opinion of management, the raw materials and supplies utilized by this Segment of the Company are available from numerous sources.

                               REAL ESTATE SEGMENT

         The Company, through its wholly owned subsidiary, Abrams Properties, Inc., has engaged in real estate development, redevelopment and asset management activities since 1960. These activities have involved primarily the development and management of shopping centers in the Southeast and Midwest. Selection of target markets; evaluation and acquisition of sites; marketing to prospective tenants; negotiation of tenant leases; securing construction and permanent financing; contracting for design and construction; management of construction; expansion, renovation and re-tenanting of properties; maintenance of buildings and grounds of owned and leased properties; and marketing and sale of properties to investors are all part of the Company's asset management and development activities. In 1998, the Company began investing in existing income-producing properties, including office and retail originally developed by others. Also in 1998, the Company developed an industrial facility for the Manufacturing Segment and in order to diversify the Company's real estate portfolio.

         Excluding the Newnan, Georgia shopping center, which was sold subsequent to April 30, 1999, the Company currently owns and manages six shopping centers, all of which are held as long-term investments. Five of the centers were developed by the Company, and one was purchased. See "ITEM 2. PROPERTIES - Owned Shopping Centers". The Company is also lessee and manager of nine Company- developed shopping centers which were sold and leased back by the Company. See "ITEM 2. PROPERTIES - Leaseback Shopping Centers". Kmart Corporation is an anchor tenant in most of the Company's shopping centers. The Company also owns two office properties. See "ITEM 2. PROPERTIES - Office Buildings".

                        EMPLOYEES AND EMPLOYEE RELATIONS

         At April 30, 1999, the Company employed 171 salaried employees and 163 hourly employees. The hourly employees at Abrams Fixture Corporation were formerly represented by one union pursuant to a contract which expired in April 1999. The Company has no other union agreements. On its construction jobs, the Company utilizes local labor whenever practicable, paying the prevailing wage scale. The Company believes that its relations with its employees are good.

                           SEASONAL NATURE OF BUSINESS

         The Company's business has historically been slightly seasonal, with the Construction Segment being affected by weather conditions. The Company limits this exposure by operating in several regions of the country, with operations primarily in the southern United States where favorable weather conditions prevail for most of the year. The business of the Real Estate Segment and Manufacturing Segment is generally less seasonal.

                                   COMPETITION

         The  businesses  of  the  Company  are  highly   competitive.   In  its
Construction and Manufacturing Segments, the Company competes with a large number of national and local construction companies and fixture manufacturers and suppliers, many of which have greater financial resources than the Company. The Company also competes with smaller specialized companies. The Real Estate
Segment also operates in an extremely competitive environment, with numerous companies competing for available financing, properties, tenants and investors.

                               PRINCIPAL CUSTOMERS

         During fiscal 1999, the Company derived approximately 53% ($100,585,000) of its consolidated revenues from direct transactions with The Home Depot, Inc. These revenues resulted principally from construction activities and sales of manufactured store fixtures. See Note 13 to the Consolidated Financial Statements of the Company. No other single customer accounted for 10% or more of the Company's consolidated revenues during the year.

                                     BACKLOG

         The following table indicates the backlog of contracts, orders, expected rentals and real estate sales for the next twelve months by industry segment:

                                      April 30,                     April 30,
                                        1999                          1998
      --------------------------------------------------------------------------
      Construction                   $54,460,000                   $50,880,000
      Manufacturing                   12,890,000                     4,603,000
      Real Estate                     16,876,000                     9,928,000
      -------------------------------------------------------------------------
           Total Backlog             $84,226,000                   $65,411,000
      =========================================================================

         The Company estimates that most of the backlog at April 30, 1999, will be completed prior to April 30, 2000. No assurance can be given as to future backlog levels or whether the Company will realize earnings from the revenues resulting from the backlog at April 30, 1999.

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


                      EXECUTIVE OFFICERS OF THE REGISTRANT

        The Executive Officers of the Company are as follows:

Name and Age                                     Positions with the Company                            Officer Since
___________________________________________________________________________________________________________________________
Alan R. Abrams (44)            Co-Chairman of the Board since August 1998 and a Director of the             1988
                               Company since 1992, he has been Chief  Executive  Officer since
                               July 1999.  From May 1998 to July 1999,  he was  President  and
                               Chief Operating Officer.  He served as Executive Vice President from  August  1997 to May 1998.  From 1994 to 1998 he served as
                               President and from 1997 to 1998 as Chief  Executive  Officer of
                               Abrams  Properties,  Inc.  Prior  to  that  he  served  as Vice
                               President of Abrams Properties, Inc.
____________________________________________________________________________________________________________________________
J. Andrew Abrams (39)          Co-Chairman of the Board since August 1998 and a Director of the             1988
                               Company since 1992, he has been  President and Chief  Operating
                               Officer since July 1999.  From August 1997 to July 1999, he was
                               Executive Vice President. He has also served as Chief Executive
                               Officer of Abrams  Fixture  Corporation  since July 1997.  From
                               1994 to July  1997,  he  served  as Vice  President  of  Abrams
                               Fixture Corporation.  Prior to that he served as Vice President of Abrams Properties, Inc.
____________________________________________________________________________________________________________________________





Name and Age                                      Positions with the Company                           Officer Since
____________________________________________________________________________________________________________________________
B. Michael Merritt (49)        President, Abrams Construction, Inc. since May 1995. Prior to that he        1986
                               served as Executive Vice President of Abrams Construction, Inc.
____________________________________________________________________________________________________________________________
Richard V. Priegel (46)        President, Abrams  Fixture  Corporation  since 1990 and Chief                1988
                               Operating Officer, Abrams Fixture Corporation since 1997. Prior to 1990,  he  served  as  Executive  Vice  President  and Chief
                               Financial Officer of Abrams Fixture Corporation.
____________________________________________________________________________________________________________________________
Gerald T. Anderson, II (36)    President and Chief  Executive Officer,  Abrams Properties, Inc.             1995
                               since May  1998.  Prior to that he  served  as  Executive  Vice
                               President and Vice President of Abrams Properties,  Inc. Before
                               joining  Abrams  Properties,  Inc. in 1995, he was employed for
                               four    years    by   JDN    Realty    Corporation    as   Vice
                               President/Development Leasing.
____________________________________________________________________________________________________________________________
Melinda S. Garrett (43)        Chief Financial Officer since February 1997. She has also served             1990
                               Abrams  Properties,  Inc. as Chief Financial  Officer since May
                               1998, Vice President since 1993 and Treasurer since 1990.

         Executive Officers of the Company are elected by the Board of Directors of the Company or the Board of Directors of the respective subsidiary to serve at the pleasure of the Board. Bernard W. Abrams, a member of the Board of Directors, and Edward M. Abrams, also a member of the Board of Directors, are brothers. Alan R. Abrams and J. Andrew Abrams are sons of Edward M. Abrams and nephews of Bernard W. Abrams. There are no other family relationships between any Executive Officer or Director and any other Executive Officer or Director of the Company.

                               ITEM 2. PROPERTIES.

         In October 1997, the Company, through its Real Estate Segment, purchased its corporate headquarters building, which contains approximately 66,000 square feet of office space. The building is located in the North X Northwest Office Park, 1945 The Exchange, in suburban Atlanta, Georgia. The Parent Company and the Real Estate and Construction Segments are located in this building. In addition to the 29,200 square feet of offices occupied by the Abrams entities, another 34,800 square feet is leased to unrelated tenants, and the remaining 2,000 square feet is available for lease.

         During the summer of 1998, the Manufacturing Segment relocated its wood manufacturing, warehousing and metal fabrication facilities to a 250,000 square foot facility, owned by the Real Estate Segment and located in Lithia Springs, Georgia, a suburb of Atlanta. The former wood manufacturing facility, which contains approximately 255,000 square feet of light industrial, warehouse and office space, has been marketed for sale. In June 1999, the Company received notice from the Georgia State Properties Commission that the former wood manufacturing facility is needed for public use. The Georgia World Congress Center Authority (GWCCA) has made the determination to acquire the property and has offered to acquire the property for $3,500,000. The Company has responded with what it believes to be a reasonable counterproposal. GWCCA, in its sole discretion, may choose to accept the counterproposal, negotiate further, or proceed with eminent domain.

         In May 1999, the Company sold its shopping center located in Newnan, Georgia. The sale was structured as a tax-deferred, like-kind exchange pursuant to Internal Revenue Code Section 1031, which allows a deferral of the tax gain if the Company utilizes the proceeds of the sale to purchase other real estate within 180 days of the sale. The Company recognized a gain on the sale of this property for financial statement purposes in the first quarter of fiscal year ending 2000. See "ITEM 7. LIQUIDITY AND CAPITAL RESOURCES" for discussion regarding the purchase in July 1999, of other real estate located in Jacksonville, Florida.

         In addition, the Company owns, or has an interest in, the following properties:

                          OWNED SHOPPING CENTERS

         As of April 30, 1999, the Company's Real Estate Segment owned six shopping centers which it developed and one which it purchased. The following chart provides relevant information relating to the owned shopping centers:

                                                                                                                        Principal
                                                                                                                        Amount of
                                          Leasable                                                         Debt           Debt
                                           Square                          Rental            Cash         Service      Outstanding
                                           Feet In        Year(s)          Income            Flow        Payments    As Of April 30,
   Location                 Acres        Building(s)     Completed          1999           1999 <F1>     1999 <F2>      1999 <F3>
------------------------------------------------------------------------------------------------------------------------------------
1100 W. Argyle Street       10.5          110,046        1972, 1996       $  508,148      $   393,890    $  397,249    $  3,293,584
Jackson, MI
------------------------------------------------------------------------------------------------------------------------------------
44-56 Bullsboro Drive       16.3          174,059        1974, 1987,       1,024,152          843,213       655,671       5,331,968
Newnan, GA <F4>                                             1989
------------------------------------------------------------------------------------------------------------------------------------
1075 W. Jackson Street       7.3           92,120        1980, 1992          475,047          433,707       405,764       3,099,490
Morton, IL <F5>
------------------------------------------------------------------------------------------------------------------------------------
2500 Airport Thruway         8.0           87,543        1980, 1988          441,286          401,755       391,872       2,609,719
Columbus, GA<F5><F6>
------------------------------------------------------------------------------------------------------------------------------------
1500 Placida Road           28.7          213,739           1990           1,956,705        1,658,698     1,352,167      12,706,660
Englewood, FL
------------------------------------------------------------------------------------------------------------------------------------
15201 N. Cleveland          72.3          293,801        1993, 1996        2,709,807        2,078,001     1,558,105      13,727,932
North Fort Myers, FL
------------------------------------------------------------------------------------------------------------------------------------
5700 Harrison Avenue        10.8           86,396           1982             518,426          317,219        --              --
Cincinnati, OH <F7>
------------------------------------------------------------------------------------------------------------------------------------

<F1> Cash flow is defined as net operating income before the following:
     depreciation, amortization of loan and lease costs, interest and principal payments on mortgage notes or other debt.
<F2> Includes principal and interest.
<F3> Exculpatory provisions limit the Company's liability to the respective mortgaged properties, except for the North Fort Myers, Florida loan which has been guaranteed by Abrams Properties, Inc. See Notes 8 and 9 to the Consolidated Financial Statements of the Company.
<F4> Shopping center sold in May 1999, as stated above.
<F5> Land is leased, not owned.
<F6> The Columbus, Georgia center is owned by Abrams-Columbus Limited
     Partnership, in which Abrams Properties, Inc. serves as general partner and owns an 80% interest.
<F7> Acquired by the Company in 1998.

         The two centers located in Morton, Illinois, and Columbus, Georgia, are leased exclusively to Kmart. The Columbus, Georgia Kmart lease expires in 2008 and has ten five-year renewal options, and the Morton, Illinois Kmart lease expires in 2016 and has eight five-year renewal options. Anchor lease terms for the centers not leased exclusively to Kmart are shown in the table below.

                                                                                            Lease                  Options
                                           Anchor                    Square              Expiration                   To
        Location                           Tenant                    Footage                Date                    Renew

------------------------------------------------------------------------------------------------------------------------------------
Jackson, MI                              Big Lots                    26,022                 2007               2 for 5 years each
                                          Kroger                     63,024                 2021               6 for 5 years each
------------------------------------------------------------------------------------------------------------------------------------
Newnan, GA <F1>                          Hastings                    24,986                 2009               3 for 5 years each
                                          Kmart                      82,779                 2017              10 for 5 years each
                                          Kroger                     49,319                 2012               6 for 5 years each
------------------------------------------------------------------------------------------------------------------------------------
Englewood, FL                            Beall's                     31,255                 2006               4 for 5 years each
                                          Kmart                      86,479                 2015              10 for 5 years each
                                         Publix                      48,555                 2010               4 for 5 years each
                                        Walgreens                    13,500                 2040 <F2>                None
------------------------------------------------------------------------------------------------------------------------------------
North Fort Myers, FL                       AMC                       54,805                 2016               4 for 5 years each
                                         Beall's                     35,600                 2009               9 for 5 years each
                                        Food Lion                    33,000                 2013               4 for 5 years each
                                     Jo-Ann Fabrics                  16,000                 2004               3 for 5 years each
                                          Kmart                     107,806                 2018              10 for 5 years each
------------------------------------------------------------------------------------------------------------------------------------
Cincinnati, OH                           Kroger                      42,456                 2000               4 for 5 years each
------------------------------------------------------------------------------------------------------------------------------------

<F1> Property was sold in May 1999, as stated above.
<F2> Tenant may terminate its lease with six months notice at five year intervals beginning in 2010.

         With the exception of the Kmart lease in Columbus, Georgia, all of the anchor tenant and most of the small shop leases provide for contingent rentals if sales exceed specified amounts. Most major tenants have rights to offset those contingent rentals against certain annual operating expenses paid by them. In 1999, the Company received $85,152 in contingent rentals, net of offsets, which amounts are included in the aggregate rentals set forth above.

         Typically, tenants are responsible for their pro rata share of ad valorem taxes, insurance and common area maintenance (subject to the right of offset discussed above). Kmart has complete maintenance responsibility for the Morton, Illinois and Columbus, Georgia centers.

                           LEASEBACK SHOPPING CENTERS

         The Company, through its Real Estate Segment, is lessee of nine shopping centers which it developed, sold, and leased back under leases expiring from years 2001 to 2014. The nine centers are subleased by the Company to Kmart Corporation for periods corresponding to the Company's leases. The Kmart subleases provide for contingent rentals if sales exceed specified amounts, and contain ten five-year renewal options, except Jacksonville, Florida, which has eight five-year renewal options. The Company's leases with the fee owners contain renewal options coextensive with Kmart's renewal options. Kmart is responsible for insurance and ad valorem taxes, but has the right to offset against contingent rentals any such taxes paid in excess of specified amounts. In 1999, the Company received $86,121 in contingent rentals, net of offsets, which amounts are included in the aggregate annual rentals set forth below. The Company has responsibility for structural and roof maintenance of the buildings. The Company also has responsibility for parking lots and driveways, except routine upkeep, which is the responsibility of the tenant, Kmart. The Company's leases contain exculpatory provisions which limit the Company's liability to its interest in the respective subleases.

         The following chart provides certain information relating to the leaseback shopping centers:

---------------------------------------------------------------------------------------------------------------------------------
                                                         Square                                   Rental                Rent
                                                         Feet in              Year(s)             Income               Expense
   Location                           Acres            Building(s)           Completed             1999                 1999
---------------------------------------------------------------------------------------------------------------------------------
Bayonet Point, FL                     10.8               109,340            1976, 1994           $366,658             $269,564
---------------------------------------------------------------------------------------------------------------------------------
Orange Park, FL                        9.4                84,180               1976               264,000              226,796
---------------------------------------------------------------------------------------------------------------------------------
Davenport, IA                         10.0                84,180               1977               284,771              211,011
---------------------------------------------------------------------------------------------------------------------------------
Minneapolis, MN                        7.1                84,180               1978               342,920              230,570
---------------------------------------------------------------------------------------------------------------------------------
West St. Paul, MN                     10.0                84,180               1978               298,465              229,630
---------------------------------------------------------------------------------------------------------------------------------
Ft. Smith, AR                          9.2               106,141            1979, 1994            255,350              223,195
---------------------------------------------------------------------------------------------------------------------------------
Jacksonville, FL                      11.6                97,032               1979               303,419              258,858
---------------------------------------------------------------------------------------------------------------------------------
Louisville, KY                         9.3                72,897               1979               290,000              251,279
---------------------------------------------------------------------------------------------------------------------------------
Richfield, MN                          5.7                74,217               1979               300,274              241,904
---------------------------------------------------------------------------------------------------------------------------------

                          OFFICE BUILDINGS

         The Company, through its Real Estate Segment, owns two office properties: the corporate headquarters building located at 1945 The Exchange, Atlanta, Georgia, and an office park in northwest suburban Atlanta, Georgia. Both were acquired in fiscal year 1998. The following chart provides pertinent information relating to the office buildings:

------------------------------------------------------------------------------------------------------------------------------------
                                                                                                                       Principal
                                                                                                                        Amount of
                                          Leasable                                                       Debt             Debt
                                           Square                          Rental          Cash         Service       Outstanding
                                           Feet In        Year(s)          Income          Flow        Payments      As Of April 30,
   Location                   Acres      Building(s)     Completed          1999         1999 <F1>     1999 <F2>        1999
------------------------------------------------------------------------------------------------------------------------------------
1945 The Exchange             3.12        65,880         1974, 1997       $1,078,842      $609,980     $371,578       $5,028,153
Atlanta, GA <F3>
------------------------------------------------------------------------------------------------------------------------------------
1501-1523 Johnson Ferry Rd.   8.82       121,476         1980,1985         1,703,676       971,644      539,270        6,404,873
Marietta, GA <F4>
------------------------------------------------------------------------------------------------------------------------------------

<F1> Cash flow is defined as net operating income before the following:
     depreciation, amortization of loan and lease costs, interest and principal payments on mortgage notes and other debt.
<F2> Includes principal and interest.
<F3> Corporate headquarters building of which the Parent Company,
     Construction Segment, and Real Estate Segment occupy approximately 29,200 square feet. Rental income and cash flow includes intercompany rent at market rates of $523,015 paid by the Parent
     Company and the Construction and Real Estate Segments. The debt is guaranteed by Abrams Properties, Inc.
<F4> The Company, through a subsidiary of its Real Estate Segment, is the lessee of 16,859 square feet of space under a master lease agreement to satisfy a condition required by the lender. Rental income and cash flow include intercompany rent at market rates of $166,076 paid by the Real Estate Segment.

               LAND LEASED OR HELD FOR FUTURE DEVELOPMENT OR SALE

         The Company, through its Real Estate Segment, owns or has an interest in the following land leased or held for future development or sale:

-----------------------------------------------------------------------------------------------------------------------------------

                                                                    Year                           Intended
       Location                                 Acres             Acquired                         Use <F1>
-----------------------------------------------------------------------------------------------------------------------------------
W. Argyle Street                                 0.9               1972 <F2>          One outlot or retail shops
Jackson, MI
-----------------------------------------------------------------------------------------------------------------------------------
Kimberly Road & Fairmont Street                  6.0               1977               Outlot, plus food store and/or retail shops
Davenport, IA
-----------------------------------------------------------------------------------------------------------------------------------
Dixie Highway                                    4.7               1979               Food store and/or retail shops
Louisville, KY
-----------------------------------------------------------------------------------------------------------------------------------
West 15th Street                                 1.4               1979               Two outlots<F3>
Washington, NC
-----------------------------------------------------------------------------------------------------------------------------------
Mundy Mill Road                                  5.3               1987               Retail shops and/or four outlots
Oakwood, GA
-----------------------------------------------------------------------------------------------------------------------------------
North Cleveland Avenue                          12.4               1993               Six outlots, anchor pads and retail shops
North Fort Myers, FL
-----------------------------------------------------------------------------------------------------------------------------------

<F1> "Outlot" as used herein refers to a small parcel of land reserved from the shopping center parcel and is generally sold for, leased for, or developed as, a fast-food operation, bank or similar use.
<F2> Originally part of Jackson, Michigan shopping center.  Redevelopment created separate outlot in 1996.
<F3> Leased under leases terminating in years 2005 and 2010 with a right to extend for three additional five-year periods. Both outlots are subleased for terms coextensive with the Company's lease.

         There is no debt on any of the above properties, except for the North Fort Myers, Florida retail shop land. See Note 9 to the Consolidated Financial Statements of the Company. The Company will either develop the properties described above or will hold them for sale or lease to others.

                         ITEM 3. LEGAL PROCEEDINGS.

         The Company is not a party to, nor is any of its property the subject of, any pending legal proceedings which are likely, in the opinion of management, to have a material, adverse effect on the Company's operations or financial condition.

          ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        Not applicable.

                                PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS.

____________________________________________________________________________________________________________________
                         |                                                              |        DIVIDENDS PAID
                         |                     CLOSING MARKET PRICES                    |          PER SHARE
                         |______________________________________________________________|___________________________
                         |             FISCAL           |             FISCAL            |    FISCAL   |    FISCAL
                         |              1999            |              1998             |     1999    |     1998
                         |______________________________|_______________________________|_____________|_____________
                         |    HIGH             LOW      |     HIGH             LOW      |             |
                         |    TRADE           TRADE     |    TRADE            TRADE     |             |
_________________________|______________________________|_______________________________|_____________|_____________
                         |                              |                               |             |
   First Quarter         |    $7.500         $6.250     |    $7.875          $5.000     |    $.050    |    $.070
_________________________|______________________________|_______________________________|_____________|_____________
   Second Quarter        |     7.750          5.500     |     7.625           5.375     |     .050    |     .040
_________________________|______________________________|_______________________________|_____________|_____________
   Third Quarter         |     7.750          4.125     |     8.406           6.000     |     .050    |     .040
_________________________|______________________________|_______________________________|_____________|_____________
   Fourth Quarter        |     6.875          3.031     |     8.813           6.500     |     .050    |     .040
_________________________|______________________________|_______________________________|_____________|_____________

         The common stock of Abrams Industries, Inc. is traded over-the-counter in the NASDAQ National Market System (Symbol: ABRI). The approximate number of holders of common stock was 500 (including shareholders of record and shares held in street name) at May 31, 1999.

                        ITEM 6. SELECTED FINANCIAL DATA.

         The following table sets forth selected financial data for the Company and should be read in conjunction with the consolidated financial statements and notes thereto.

                                                  1999             1998             1997            1996             1995
----------------------------------------------------------------------------------------------------------------------------------
Consolidated Revenues                        $188,971,527      $178,590,842     $136,123,601    $134,299,240      $122,608,682
----------------------------------------------------------------------------------------------------------------------------------
Net Earnings (Loss)                          $   (676,031)     $  2,999,478     $  2,391,398    $   (304,188)     $   (331,019)
----------------------------------------------------------------------------------------------------------------------------------
Net Earnings (Loss) Per Share*               $       (.23)     $       1.02     $        .81    $       (.10)     $       (.11)
----------------------------------------------------------------------------------------------------------------------------------
Shares Outstanding at Year-End                  2,936,356         2,936,356        2,938,356       2,970,856         2,993,540
----------------------------------------------------------------------------------------------------------------------------------
Cash Dividends Paid Per Share                $        .20      $        .19     $        .07    $       .105      $        .12
----------------------------------------------------------------------------------------------------------------------------------
Shareholders' Equity                         $ 23,272,560      $ 24,535,863     $ 22,125,214    $ 20,152,376      $ 20,872,035
----------------------------------------------------------------------------------------------------------------------------------
Shareholders' Equity Per Share*              $       7.93      $       8.36     $       7.53    $       6.78      $       6.97
----------------------------------------------------------------------------------------------------------------------------------
Working Capital                              $  9,885,902      $ 15,283,031     $ 13,075,119    $ 10,417,697      $ 11,447,872
----------------------------------------------------------------------------------------------------------------------------------
Depreciation and Amortization Expense        $  3,123,369      $  2,853,634     $  3,401,334    $  3,242,738      $  3,078,878
----------------------------------------------------------------------------------------------------------------------------------
Total Assets                                 $126,132,540      $121,309,444     $ 91,499,438    $ 90,635,098      $ 88,576,745
----------------------------------------------------------------------------------------------------------------------------------
Income-Producing Property Under
    Development, Income-Producing
    Properties and Property, Plant and
    Equipment, net                           $ 64,680,003      $ 67,119,159      $ 45,028,355    $ 54,493,842     $  55,065,157
----------------------------------------------------------------------------------------------------------------------------------
Long-Term Debt                               $ 56,554,488      $ 62,938,807      $ 41,118,885    $ 51,202,536     $  51,580,229
----------------------------------------------------------------------------------------------------------------------------------
Return on Average Shareholders' Equity               (2.8%)            12.9%             11.3%           (1.5%)           (1.6%)
==================================================================================================================================


                                             1994            1993           1992           1991          1990            1989
----------------------------------------------------------------------------------------------------------------------------------
Consolidated Revenues                    $123,602,954    $82,878,911    $83,818,090    $78,020,796    $54,887,568    $50,331,871
----------------------------------------------------------------------------------------------------------------------------------
Net Earnings (Loss)                      $  1,359,408    $ 1,710,381    $ 1,021,303    $ 1,027,373    $ 1,534,063    $ 1,435,567
----------------------------------------------------------------------------------------------------------------------------------
Net Earnings (Loss) Per Share*           $        .46    $       .57    $       .34    $       .34    $       .51    $       .48
----------------------------------------------------------------------------------------------------------------------------------
Shares Outstanding at Year-End              2,993,540      2,977,540      2,977,540      2,977,540      2,994,039      2,978,039
----------------------------------------------------------------------------------------------------------------------------------
Cash Dividends Paid Per Share            $        .11    $       .11    $       .20    $       .20    $       .20    $       .18
----------------------------------------------------------------------------------------------------------------------------------
Shareholders' Equity                     $ 21,562,279    $20,484,880    $19,102,028    $18,676,233    $18,304,102    $17,310,146
----------------------------------------------------------------------------------------------------------------------------------
Shareholders' Equity Per Share*          $       7.20    $      6.84    $      6.38    $      6.24    $      6.11    $      5.78
----------------------------------------------------------------------------------------------------------------------------------
Working Capital                          $  9,445,073    $ 8,030,898    $ 2,783,427    $ 3,140,650    $21,575,826    $18,830,026
----------------------------------------------------------------------------------------------------------------------------------
Depreciation and Amortization Expense    $  2,787,078    $ 2,162,472    $ 2,106,703    $ 1,938,687    $ 1,707,985    $ 1,668,105
----------------------------------------------------------------------------------------------------------------------------------
Total Assets                             $ 92,732,567    $90,537,249    $78,260,810    $76,606,498    $64,047,108    $56,318,968
----------------------------------------------------------------------------------------------------------------------------------
Income-Producing Property Under
    Development, Income-Producing
    Properties and Property, Plant and
    Equipment, net                       $ 56,787,858    $64,340,348    $52,976,540    $49,999,625    $22,797,353    $24,088,285
----------------------------------------------------------------------------------------------------------------------------------
Long-Term Debt                           $ 52,637,298    $55,197,178    $41,513,804    $39,104,720    $29,955,918    $30,071,322
----------------------------------------------------------------------------------------------------------------------------------
Return on Average Shareholders' Equity            6.5%           8.6%           5.4%           5.6%           8.6%           8.5%
==================================================================================================================================

*Adjusted to reflect stock dividends and stock splits.

     ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR FISCAL YEARS ENDED APRIL 30, 1999, 1998 AND 1997.

                              RESULTS OF OPERATIONS

                                    REVENUES

         Revenues  for 1999 were  $188,971,527,  compared  to  $178,590,842  and
$136,123,601, for 1998 and 1997, respectively. This represents an increase in Revenues of 6% and 39% from those of 1998 and 1997, respectively. Revenues include Interest income of $431,147, $684,270, and $452,992, for 1999, 1998, and
1997, respectively, and Other income of $56,532, $124,357, and $46,262, for 1999, 1998, and 1997, respectively. The figures in Chart A below do not include Interest income, Other income or Intersegment revenues. When more than one segment is involved, Revenues are reported by the segment that sells the product or service to an unaffiliated purchaser.

                                                     REVENUE SUMMARY BY SEGMENT
                                                       (Dollars in Thousands)
                                                              CHART A

                                 Years Ended                Increase                 Years Ended                   Increase
                                  April 30,                (Decrease)                 April 30,                   (Decrease)
                          --------------------------------------------------   ----------------------------------------------------
                              1999         1998        Amount      Percent        1999          1997         Amount       Percent
                          --------------------------------------------------   ----------------------------------------------------
Construction <F1>           $159,273    $  141,453    $ 17,820        13        $159,273      $  97,977    $ 61,296          63
Manufacturing <F2>            16,761        14,970       1,791        12          16,761         16,662          99           1
Real Estate <F3>              12,450        21,359      (8,909)      (42)         12,450         20,985      (8,535)        (41)
                          ------------------------------------                 ------------------------------------
Total                       $188,484    $  177,782    $ 10,702         6        $188,484      $ 135,624    $ 52,860          39
                          ====================================                 ====================================

NOTES:

<F1>  The  increases  in  1999  from  those  in  1998  and  1997  primarily  are attributable to the addition of new customers. The amounts reported exclude $1,114,823 in 1999 and $5,026,181 in 1998 related to construction of a new facility for the Manufacturing Segment, and $345,000 in 1997 related to construction work at two shopping centers developed by the Real Estate Segment.

<F2> The increase in 1999 from that  in 1998 primarily  is  attributable  to an increase in business from an existing customer. The amounts reported exclude $501,220 in 1999 and $181,003 in 1998 related to manufactured items supplied to one of the Construction Segment's customers.

<F3>Rental revenues for 1999 were  $12,449,850,  compared to $11,334,279 in 1998 and $11,770,889 in 1997. Rental revenues exclude $1,485,038 in 1999 and $200,615 in 1998 received from affiliated companies. Revenues from sales of real estate were $10,024,650 in 1998 and $9,214,758 in 1997. There were no sales of real estate in 1999. The 1998 real estate revenues include sales of a shopping center in Oakwood, Georgia, freestanding Kmarts in Tifton, Georgia, and Newark, Ohio, and an outparcel in North Fort Myers, Florida. The 1997 real estate sales include outparcel sales in Englewood, Florida, and Oakwood, Georgia, and freestanding Kmarts in Niles, Michigan, Shawnee, Oklahoma, and Warner Robins, Georgia.

                   COSTS: APPLICABLE TO SEGMENT REVENUES

         As a percentage of total Segment Revenues (See Chart A), the applicable total Segment Costs (See Chart B) of $171,114,071 for 1999, $155,520,419 for 1998, and $115,412,086 for 1997, were 91%, 87%, and 85%, respectively.

                                          COSTS: APPLICABLE TO REVENUES SUMMARY BY SEGMENT
                                                       (Dollars in Thousands)
                                                              CHART B

                                                                                             Percent of
                                                                                         Segment Revenues
                                           Years Ended                                    For Years Ended
                                             April 30,                                       April 30,
                       -------------------------------------------------    -----------------------------------------
                               1999              1998             1997              1999         1998        1997
                       -------------------------------------------------    -----------------------------------------
Construction                 $150,603         $133,430          $ 91,638             95           94          94
Manufacturing <F1>             13,589           10,547            10,412             81           70          62
Real Estate <F2>                6,922           11,543            13,362             56           54          64
                       -------------------------------------------------
     Total                   $171,114         $155,520          $115,412             91           87          85
                       =================================================

NOTES:
<F1>  The increases in costs and  percentages in 1999 as  compared to 1998  and
      1997 are a result of a loss in production efficiencies and increased labor costs incurred during and after the move to the new manufacturing facility. As of May 31, 1999, the Company had reduced its Manufacturing labor force by 27% since it reached its peak in December, 1998. Management is continuing its review of operations to identify cost saving opportunities which would generate increased gross margins.

<F2>  The decrease in the dollar amount in 1999 is  attributable  to the absence of real estate sales during the year, as compared to $5,157,462 and $4,085,881 in costs attributable to real estate sales in 1998 and 1997, respectively. The decrease in the dollar amount and percentage in 1999 as compared to 1997 is also attributable to a 1997 provision for impairment loss of $2,750,000 to reduce the net carrying value of the North Fort Myers, Florida shopping center to estimated fair value. There was no impairment loss provision in 1999 or 1998. See Note 6 to the Consolidated Financial Statements for further discussion.

             SELLING, SHIPPING, GENERAL AND ADMINISTRATIVE EXPENSES

         For the years 1999, 1998 and 1997, Selling, shipping, general and administrative expenses (See Chart C) were $13,558,676, $13,571,655 and $12,084,015, respectively. As a percentage of Consolidated Revenues, these expenses were 7% for 1999, 8% for 1998, and 9% for 1997. In reviewing Chart C, the reader should recognize that the volume of revenues generally will affect these amounts and percentages. The percentages in Chart C are based on expenses as they relate to segment revenues in Chart A, with the exception that Parent expenses and total expenses relate to Consolidated Revenues.


                             SELLING, SHIPPING, GENERAL AND ADMINISTRATIVE EXPENSES SUMMARY BY SEGMENT
                                                       (Dollars in Thousands)
                                                              CHART C

                                                                                             Percent of
                                                                                         Segment Revenues
                                           Years Ended                                    For Years Ended
                                             April 30,                                       April 30,
                       -------------------------------------------------    -----------------------------------------
                               1999              1998             1997              1999         1998        1997
                       -------------------------------------------------    -----------------------------------------
Construction <F1>           $ 4,584          $ 4,525           $ 3,386                3            3           3
Manufacturing                 4,100            3,941             4,470               24           26          27
Real Estate <F2>              2,325            2,500             1,905               19           12           9
Parent                        2,550            2,606             2,323                1            2           2
                       -------------------------------------------------
Total                       $13,559          $13,572           $12,084                7            8           9
                       =================================================

NOTES:
<F1>  On a dollar  basis  comparison,  the higher  expenses  in 1999 and 1998 as compared to 1997 stemmed from increased incentive-based compensation expenses which were a result of increased Segment profits.
<F2>  The increase in the dollar  amount of expenses in 1998 as compared to 1997 was attributable to increased employee compensation expenses which were a result of increased Segment profits.

                                 INTEREST COSTS

         The majority of interest costs expensed of $5,262,399, $4,666,290, and $4,779,102, in 1999, 1998, and 1997, respectively, is related to debt on real estate and utilization of lines of credit. Interest costs increased in 1999 primarily due to the debt service on the $11,000,000 industrial development revenue bonds issued to finance the Manufacturing Segment's new facility. See "LIQUIDITY AND CAPITAL RESOURCES" below. Interest costs of $199,000, $112,000, and $25,000, relating to properties under development in 1999, 1998, and 1997, respectively, were capitalized.

             FINANCIAL CONDITION AND CHANGES IN FINANCIAL CONDITION

         Property held for sale increased by $3,576,714 in 1999 as a result of the reclassification of the shopping center in Newnan, Georgia, which was sold in May 1999, as discussed in "Item 2. Properties." This property was previously included in Income-producing properties. The only other property held for sale at April 30, 1999, was the Company's former wood manufacturing facility in Atlanta, Georgia. See previous discussion in "Item 2. Properties" regarding the potential sale or eminent domain proceedings to acquire this facility. The mortgage debt associated with both properties has been reclassified as short-term.

         Property, plant and equipment increased by $2,511,777 during 1999, primarily as a result of the construction costs related to the completion of the Manufacturing Segment's new facility. The facility was completed in early summer 1998 and is now fully operational. For further information related to the financing of this property, see "LIQUIDITY AND CAPITAL RESOURCES".

                         LIQUIDITY AND CAPITAL RESOURCES

         Except for certain real estate construction loans and occasional short-term operating loans, the Company normally has been able to finance its working capital needs through funds generated internally. If adequate funds are not generated through normal operations, the Company has available bank lines of credit. The Company has also developed relationships with various banks which management believes could be sources for other short-term and long-term financing, if required. Working capital decreased to $9,885,902 at the end of 1999, from $15,283,031 and $13,075,119, at the end of 1998 and 1997,
respectively. Operating activities used cash of $8,185,746. Investing activities used cash of $3,855,868, primarily for construction of the Company's new manufacturing facility. Financing activities provided cash of $6,249,694.

         In April 1992, the Company secured a construction loan for the North Fort Myers, Florida development from SunTrust Bank, Atlanta. The loan was amended in April 1994, August 1995, March 1996, July 1997, March 1998, July 1998, and December 1998. The primary term of the construction financing was five years, and the loan has been extended to June 2000, in accordance with the loan agreement. The loan carries a floating interest rate of prime plus .375%. The maximum amount to be funded will be determined by a formula based on future development. As of April 30, 1999, the principal amount outstanding was $13,727,933. Although the Company has periodically received extensions on this loan, there can be no assurance it will be able to continue to do so. If future extensions were not granted, it would be necessary for the Company to either refinance or sell the development and pay off this loan prior to its due date. There can be no assurance that sufficient proceeds from a refinancing or sale will be available to pay off the loan prior to its maturity.

         In August 1997, the Company refinanced the $2,100,000 construction loan on its Jackson, Michigan shopping center with a permanent loan for $3,500,000. The permanent loan has a term of 22 years and bears interest at 8.625%. The provisions of the loan, as amended in August 1998, required the establishment of a $500,000 letter of credit at closing which is to be used to pay down the loan in August 1999, if certain leasing requirements are not met. As of April 30, 1999, these requirements have not been met, and there can be no assurance that they will be met by August 1999.

         In  October  1997,  the  Company   entered  into  an  acquisition   and
construction loan with SunTrust Bank, Atlanta, to fund the purchase and renovations of the corporate headquarters building in Atlanta, Georgia. The maximum amount of the loan is $5,200,000. The loan was amended in December 1998 to extend the maturity date to May 2000. There can be no assurance further extensions will be granted. The Company has the option of paying interest at the prime rate or based on the Eurodollar rate plus 2.0%, which may be locked in for one, two, three, or six month periods at the Company's discretion. The Company plans to refinance this loan prior to maturity, however, there can be no assurance that a refinancing will take place prior to the loan's due date.

         In November 1997, the Company closed on the $11,000,000, twenty-one year bond financing for its new manufacturing facility. The bonds bear interest at prevailing market rates, reset weekly. In an effort to minimize exposure to interest rate fluctuations in connection with the bonds, the Company entered into two separate interest rate swap agreements with SunTrust Bank, Atlanta, in February 1998. The first swap agreement terminates in February 2001. The notional amount reduces annually from $5,500,000 at inception to $5,300,000 at the expiration of the agreement. The agreement calls for the Company to make fixed rate payments to SunTrust of 5.57% per annum of the notional amount, in exchange for SunTrust making floating rate payments based on the 30-day Non-financial AA Commercial Paper rate. The second interest rate swap agreement terminates in February 2003. The notional amount reduces annually from $5,500,000 at inception to $5,057,500 at the expiration of the agreement. The remaining terms of the second agreement are identical to the terms of the first except the fixed rate payment is 5.67% per annum. The notional amounts of the swap agreements are set to match the outstanding principal amount of the bonds. The swap floating rates are reset weekly, and the Company settles with the counterparty monthly. The Company expects the counterparty to the agreements to abide by the terms of the agreements.

         At April 30, 1999, the Company had unsecured committed lines of credit totaling $13,000,000, of which $7,600,000 was outstanding and an additional $500,000 was reserved for the letter of credit issued for the Jackson, Michigan loan discussed above. The Company also had a committed line of credit totaling $2,500,000, secured by the Manufacturing Segment's inventory and receivables, of which $448,222 was outstanding at year end.

         On April 30, 1999, in order to facilitate the sale of the Newnan, Georgia shopping center, the Company drew $5,600,000 on the lines of credit to have funds available to pay the related mortgage debt. This draw was repaid in May 1999. In July 1999, the Company purchased an approximately 174,000 square foot shopping center located in Jacksonville, Florida, for $9,000,000. The purchase was financed with funds received from the sale of the Newnan, Georgia shopping center, cash held by the Company, and the Company's lines of credit. Subsequently, the Company closed on a permanent mortgage loan secured by the property and used the proceeds to pay back the lines of credit. The permanent loan, in the amount of $9,500,000, bears interest at 7.375% and is fully amortizable over twenty years. Loan proceeds received in excess of the purchase price were used to pay financing costs and are available for use for tenant improvements and commissions on future leases. The loan may be called at any time by the lender after September 1, 2002. If the loan were called, the Company would have up to thirteen months to prepay the loan without penalty. In conjunction with the loan, an Additional Interest Agreement was executed which entitles the lender to be paid additional interest equal to fifty percent of the quarterly net cash flow and fifty percent of the appreciation in the property upon sale or refinance.

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

         In the Real Estate Segment, many of the leases are long-term (over 20 years) with fixed rents except for contingent rent provisions by which the Company may earn additional rent as a result of increases in tenants' sales. In most cases, however, the contingent rent provisions permit the tenant to offset against contingent rents any increases in ad valorem taxes over a specified amount. If inflation were to rise, ad valorem taxes would probably increase which, in turn, would cause a decrease in the contingent rents. Furthermore, the Company has certain repair obligations, and the costs of repairs increase with inflation.

         Inflation causes a rise in interest rates, which has a positive effect on investment income, but has a negative effect on profit margins because of the increased costs of contracts, production, and operations. Overall, inflation will tend to limit the Company's markets and, in turn, will reduce revenues as well as operating profits.

                                    YEAR 2000

         The Year 2000 has presented a problem for companies who use computer systems which were developed without the ability to properly recognize and process data relating to the year 2000 and beyond. Such systems may include hardware, software and other telecommunications information systems (IT), as well as computer systems that do not relate to information technology, such as building and other ancillary systems (non-IT). The Company, its vendors, suppliers, and other significant third party service providers are all exposed to the potential disruption of operations if such systems are not replaced or remediated.

         The Company substantially has completed its assessment and remediation efforts for achieving Year 2000 compliance in its IT and non-IT systems. All computer hardware and software have been inventoried and tested. The Construction Segment has purchased a new Year 2000 compliant accounting software package and upgraded its computer hardware system. The cost of the software and hardware and the installation thereof is not considered to be material. The Company installed the new hardware and software during the second quarter 1999 and began using it in the third quarter 1999. The Manufacturing Segment, at a nominal cost, plans to upgrade its current accounting software to be Year 2000 compliant by August 1999, and the Real Estate Segment's accounting software is Year 2000 compliant. Other non-compliant hardware and software review and remediation costs are considered to be minimal.

         The Company has conducted a written survey of its IT and non-IT significant third party vendors and service providers to determine their Year 2000 compliance status. The responses have indicated these businesses will be substantially compliant on a timely basis. The Company, however, cannot ensure that various third parties with which it deals will be Year 2000 compliant. The failure of such third parties, such as banks, significant customers, tenants and vendors to become Year 2000 compliant on a timely basis could have an adverse impact on the Company's business.

         Uncertainty exists concerning the scope and magnitude of the most reasonably likely worst case scenario. The Company has not developed a contingency plan for dealing with any catastrophic failure of the government, utility companies, lending institutions or other regulated agencies, but will consider the need for such if public or other information regarding the state of readiness of these entities or other significant third parties indicates imminent problems.

         There can be no assurance that the Company will be able to identify and correct all aspects of the effect of the Year 2000 issue on the Company. Management, however, does not believe that the Year 2000 issue will pose significant problems in its IT or non-IT systems, or that resolution of any potential problems with respect to these systems will have a material effect on the Company's financial condition or results of operations. Readers are cautioned that forward-looking statements regarding Year 2000 issues should be read in conjunction with the Company's disclosures under the heading "Cautionary statement regarding forward-looking information."

           CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

         Certain statements contained or incorporated by reference in this Annual Report on Form 10-K, including without limitation, statements containing the words "believes," "anticipates," "expects," and words of similar import, are forward-looking statements within the meaning of the federal securities laws. Such forward-looking statements involve known and unknown risks, uncertainties and other matters which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or uncertainties expressed or implied by such forward-looking statements. Such risks, uncertainties and other matters include, but are not limited to, Year 2000 compliance issues.


                     CONSIDERATION OF STRATEGIC ALTERNATIVES

         The Company announced on June 8, 1999, that the Board of Directors decided to investigate a wide range of possible strategic and financial alternatives that may be available to maximize shareholder value. In connection with this activity, the management of the Construction Segment approached the Company in order to begin discussing the possibility of purchasing their segment's business. After a period of investigation and deliberation, those discussions were terminated. The Company has not formalized any alternative strategy, and although the investigation of other possible strategic and financial alternatives is ongoing, there is no assurance whatsoever that any transaction ultimately will result.

       ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company's major market risk exposure is the potential loss arising from changes in interest rates and its impact on variable rate debt instruments. The following table summarizes information related to the Company's market risk sensitive debt instruments as of April 30, 1999:

--------------------------------------------------------------------------------------------------------------------------------
                                         Principal              Total                                     Interest
Debt Instrument                           Balance            Availability           Maturity                Rate
--------------------------------------------------------------------------------------------------------------------------------
Industrial Development
Revenue Bond <F1>                      $11,000,000          $ 11,000,000             11/1/18    Variable, repricing weekly
--------------------------------------------------------------------------------------------------------------------------------
Note Payable to Bank                   $ 5,028,153          $  5,200,000             5/30/00    Prime rate or LIBOR plus 2%,
                                                                                                at the Company's option
--------------------------------------------------------------------------------------------------------------------------------
Industrial Development Bond            $   228,564          $    228,564              3/1/00    79% of Prime rate
--------------------------------------------------------------------------------------------------------------------------------
Construction Loan                      $ 8,963,340          $  8,963,340             6/30/00    Prime rate plus .375%
--------------------------------------------------------------------------------------------------------------------------------
Amendment to Construction Loan         $ 4,764,593          To be determined         6/30/00    Prime rate plus .375%
                                                            per formula in
                                                            Loan Agreement
--------------------------------------------------------------------------------------------------------------------------------
Unsecured Lines of Credit              $ 7,600,000          $12,000,000 <F2>        10/31/99    Prime rate or LIBOR plus 2%,
                                                                                                at the Company's option
--------------------------------------------------------------------------------------------------------------------------------
Unsecured Lines of Credit              $         0          $ 1,000,000              9/30/99    Prime rate or LIBOR plus
                                                                                                2.7%, at the Company's option
--------------------------------------------------------------------------------------------------------------------------------
Secured Line of Credit                 $   448,222          $ 2,500,000              9/30/99    Prime rate or LIBOR plus
                                                                                                2.7%, at the Company's option
--------------------------------------------------------------------------------------------------------------------------------

<F1>  In an effort  to  minimize  exposure  to  interest  rate  fluctuations  in connection with these bonds, the Company entered into two separate interest rate swap agreements with SunTrust Bank, Atlanta, in February 1998. The first swap agreement terminates in February 2001. The notional amount reduces annually from $5,500,000 at inception to $5,300,000 at the expiration of the agreement. The agreement calls for the Company to make fixed rate payments to SunTrust of 5.57% per annum of the notional amount, in exchange for SunTrust making floating rate payments based on the 30-day Non-financial AA Commercial Paper rate. The second interest rate swap agreement terminates in February 2003. The notional amount reduces annually from $5,500,000 at inception to $5,057,500 at the expiration of the agreement. The remaining terms of the second agreement are identical to the terms of the first except the fixed rate payment is 5.67% per annum. The notional amounts of the swap agreements are set to match the outstanding principal amount of the bonds. The swap floating rates are reset weekly, and the Company settles with the counterparty monthly.
<F2>  $500,000 is restricted as it secures a letter of credit. See Note 9 to the
      Consolidated Financial Statements of the Company.

              ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                   Page

Independent Auditors' Report                                                        18
Consolidated Balance Sheets - April 30, 1999 and 1998                               19
Consolidated Statements of Operations - For the years ended April 30, 1999,
1998 and 1997                                                                       20
Consolidated Statements of Shareholders' Equity - For the years ended April
30, 1999, 1998 and 1997                                                             21
Consolidated Statements of Cash Flows - For the years ended April 30, 1999,
1998 and 1997                                                                       22
Notes to Consolidated Financial Statements - April 30, 1999, 1998 and 1997          23

Schedules:
Schedule Number
---------------
II   Valuation and Qualifying Accounts                                              35
III  Real Estate and Accumulated Depreciation                                       36

                          Independent Auditors' Report


The Board of Directors and Shareholders
Abrams Industries, Inc.:


         We have audited the consolidated financial statements of Abrams Industries, Inc. and subsidiaries (the "Company") as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedules as listed in the accompanying index. These consolidated financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Abrams Industries, Inc. and subsidiaries as of April 30, 1999 and 1998, and the results of their operations and cash flows for each of the years in the three-year period ended April 30, 1999, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.


                                              /s/ KPMG LLP

June 4, 1999
Atlanta, Georgia


                                                  CONSOLIDATED BALANCE SHEETS

                                                                                                        April 30,
                                                                                          -----------------------------------
                                                                                              1999                    1998
-----------------------------------------------------------------------------------------------------------------------------
                                                            ASSETS
CURRENT ASSETS:
      Cash and cash equivalents, including restricted cash of $95,673
        and $4,860,226 in 1999 and 1998, respectively                                     $  7,448,551          $ 13,240,471
      Receivables:
        Trade notes and accounts, net                                                        3,298,545             1,996,831
        Contracts, net, including retained amounts of
              $4,983,746 in 1999 and $5,480,974 in 1998 (note 4)                            27,981,694            19,148,413
      Inventories, net (note 3)                                                              2,972,663             1,495,063
      Costs and earnings in excess of billings (note 4)                                      3,188,100             5,637,599
      Property held for sale (note 5)                                                        5,268,478             1,691,764
      Deferred income taxes (note 10)                                                          820,829               848,939
      Other                                                                                    599,715               614,244
----------------------------------------------------------------------------------------------------------------------------
              Total current assets                                                          51,578,575            44,673,324
----------------------------------------------------------------------------------------------------------------------------
INCOME-PRODUCING PROPERTIES, NET (notes 6, 8, and 9)                                        52,311,607            57,262,540
PROPERTY, PLANT AND EQUIPMENT, NET (notes 7 and 9)                                          12,368,396             9,856,619
OTHER ASSETS:
      Land held for future development or sale                                               4,237,845             4,237,845
      Notes receivable                                                                         297,209               415,538
      Cash surrender value of officers life insurance, net                                   1,473,963             1,282,790
      Deferred loan costs, net                                                                 788,356               814,405
      Other                                                                                  3,076,589             2,766,383
----------------------------------------------------------------------------------------------------------------------------
                                                                                          $126,132,540         $ 121,309,444
============================================================================================================================

                                             LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
      Trade and subcontractors payables, including
        retained amounts of $2,513,281 in 1999 and
        $3,797,162 in 1998                                                                $18,391,697          $  19,445,101
      Accrued expenses                                                                      2,834,831             13,664,863
      Billings in excess of costs and earnings (note 4)                                     2,947,814              1,369,148
      Accrued profit-sharing (note 11)                                                      2,593,654              3,325,048
      Short-term borrowings (note 9)                                                        8,048,222                  ---
      Current maturities of long-term debt                                                  6,876,455              1,586,133
----------------------------------------------------------------------------------------------------------------------------
              Total current liabilities                                                    41,692,673             29,390,293
----------------------------------------------------------------------------------------------------------------------------
DEFERRED INCOME TAXES (note 10)                                                             2,910,771              3,018,429
OTHER LIABILITIES                                                                           1,702,048              1,426,052
MORTGAGE NOTES PAYABLE, less current maturities (note 8)                                   27,447,977             33,433,945
OTHER LONG-TERM DEBT, less current maturities (note 9)                                     29,106,511             29,504,862
----------------------------------------------------------------------------------------------------------------------------
              Total liabilities                                                           102,859,980             96,773,581
----------------------------------------------------------------------------------------------------------------------------
COMMITMENTS AND CONTINGENCIES (notes 5, 6, 8, and 9)
SHAREHOLDERS' EQUITY (note 12):
      Common stock, $1 par value; 5,000,000 shares authorized;
        3,014,039 shares issued and 2,936,356 shares outstanding in
        1999 and 1998                                                                       3,014,039              3,014,039
      Additional paid-in capital                                                            2,019,690              2,019,690
      Retained earnings                                                                    18,651,382             19,914,685
      Treasury stock, 77,683 common shares in 1999 and 1998                                  (412,551)              (412,551)
----------------------------------------------------------------------------------------------------------------------------
              Total shareholders' equity                                                   23,272,560             24,535,863
----------------------------------------------------------------------------------------------------------------------------
                                                                                         $126,132,540           $121,309,444
============================================================================================================================

                              See accompanying notes to consolidated financial statements.

                                             CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                        Years Ended April 30,
                                                                          ----------------------------------------------------
                                                                              1999               1998                 1997
------------------------------------------------------------------------------------------------------------------------------
REVENUES:
    Construction                                                          $159,273,393       $141,453,025        $  97,976,902
    Manufacturing                                                           16,760,605         14,970,261           16,661,798
    Rental income                                                           12,449,850         11,334,278           11,770,889
    Real estate sales                                                           ---            10,024,651            9,214,758
    Interest                                                                   431,147            684,270              452,992
    Other                                                                       56,532            124,357               46,262
------------------------------------------------------------------------------------------------------------------------------
                                                                           188,971,527        178,590,842          136,123,601
------------------------------------------------------------------------------------------------------------------------------
COSTS AND EXPENSES:
    Construction                                                           150,603,062        133,430,395           91,637,636
    Manufacturing                                                           13,588,788         10,547,381           10,412,263
    Rental property operating expenses,
      excluding interest                                                     6,922,221          6,385,181            6,526,306
    Cost of real estate sold                                                    ---             5,157,462            4,085,881
    Provision for impairment on income-producing
      property (note 6)                                                         ---                  ---             2,750,000
------------------------------------------------------------------------------------------------------------------------------
                                                                           171,114,071        155,520,419          115,412,086
------------------------------------------------------------------------------------------------------------------------------
Selling, shipping, general and administrative                               13,558,676         13,571,655           12,084,015
Interest costs incurred, less interest capitalized of
    $199,000, $112,000, and $25,000 in 1999, 1998 and
    1997, respectively                                                       5,262,399          4,666,290            4,779,102
------------------------------------------------------------------------------------------------------------------------------
                                                                           189,935,146        173,758,364          132,275,203
------------------------------------------------------------------------------------------------------------------------------
          (LOSS) EARNINGS BEFORE INCOME TAXES                                 (963,619)         4,832,478            3,848,398
------------------------------------------------------------------------------------------------------------------------------
INCOME TAX (BENEFIT) EXPENSE (note 10):
    Current                                                                   (208,040)           865,642              968,782
    Deferred                                                                   (79,548)           967,358              488,218
------------------------------------------------------------------------------------------------------------------------------
                                                                              (287,588)         1,833,000            1,457,000
------------------------------------------------------------------------------------------------------------------------------
          NET (LOSS) EARNINGS                                             $   (676,031)      $  2,999,478        $   2,391,398
==============================================================================================================================

NET (LOSS) EARNINGS PER SHARE (note 12):
    Basic                                                                 $       (.23)      $       1.02        $         .81
------------------------------------------------------------------------------------------------------------------------------
    Diluted                                                               $       (.23)      $       1.02        $         .80
==============================================================================================================================

                                  See accompanying notes to consolidated financial statements.

                                             CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                      Additional
                                              Common Stock              Paid-In          Retained       Treasury
                                          Shares        Amount          Capital          Earnings         Stock           Total
-----------------------------------------------------------------------------------------------------------------------------------
BALANCES at April 30, 1996              3,010,039     $3,010,039      $2,012,190      $ 15,289,448     $ (159,301)    $  20,152,376
    Net earnings                           ---            ---              ---           2,391,398          ---           2,391,398
    Cash dividends declared -
      $.07 per share                       ---            ---              ---            (207,310)         ---            (207,310)
    Acquisition of 32,500 shares
      of treasury stock                    ---            ---              ---               ---         (211,250)         (211,250)
-----------------------------------------------------------------------------------------------------------------------------------
BALANCES at April 30, 1997              3,010,039      3,010,039       2,012,190        17,473,536       (370,551)       22,125,214
    Net earnings                           ---            ---              ---           2,999,478          ---           2,999,478
    Cash dividends declared -
      $.19 per share                       ---            ---              ---            (558,329)         ---            (558,329)
    Exercise of stock options               4,000          4,000           7,500             ---            ---              11,500
    Acquisition of 6,000 shares
      of treasury stock                    ---            ---              ---               ---          (42,000)          (42,000)
-----------------------------------------------------------------------------------------------------------------------------------
BALANCES at April 30, 1998              3,014,039      3,014,039       2,019,690        19,914,685       (412,551)       24,535,863
    Net loss                               ---            ---              ---            (676,031)          ---           (676,031)
    Cash dividends declared -
      $.20 per share                       ---            ---              ---            (587,272)          ---           (587,272)
-----------------------------------------------------------------------------------------------------------------------------------
BALANCES at April 30, 1999              3,014,039     $3,014,039      $2,019,690      $ 18,651,382     $ (412,551)    $  23,272,560
===================================================================================================================================

                              See accompanying notes to consolidated financial statements.

                                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                                           Years Ended April 30,
                                                                              --------------------------------------------------
                                                                                   1999               1998               1997
---------------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
    Net (loss) earnings                                                        $  (676,031)       $  2,999,478       $  2,391,398
    Adjustments to reconcile net (loss) earnings
      to net cash (used in) provided by operating activities:
          Depreciation and amortization                                          3,123,369           2,853,634          3,401,334
          Deferred tax (benefit) expense                                           (79,548)            967,358            488,218
          Gain on sales of real estate and property, plant,
              and equipment                                                        (25,847)         (4,867,189)        (5,128,877)
          Provision for impairment on income-producing property                      ---               ---              2,750,000
      Changes in assets and liabilities:
          Receivables, net                                                     (10,125,120)         (2,230,083)        (2,840,330)
          Inventories, net                                                      (1,477,600)             62,901            118,577
          Costs and earnings in excess of billings                               2,449,499          (2,852,259)            73,049
          Other current assets                                                      14,529            (146,511)           (83,441)
          Other assets                                                            (628,829)         (1,112,638)          (790,074)
          Trade and subcontractors payable                                      (1,053,404)          9,060,022           (861,657)
          Accrued expenses                                                        (830,032)            226,451          1,542,646
          Accrued profit-sharing                                                  (731,394)            194,951          1,512,165
          Billings in excess of costs and earnings                               1,578,666             220,483            366,847
          Other liabilities                                                        275,996             577,590            309,199
---------------------------------------------------------------------------------------------------------------------------------
              Net cash (used in) provided by operating activities               (8,185,746)          5,954,188          3,249,054
---------------------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
    Proceeds from sales of real estate and property, plant,
      and equipment                                                                 67,355           3,818,393           1,496,831
    Additions to income-producing properties                                      (465,385)        (16,045,209)        (5,205,926)
    Additions to property, plant and equipment, net                             (3,566,292)         (8,911,039)          (622,667)
    Repayments received on notes receivable                                        108,454             100,294            108,815
---------------------------------------------------------------------------------------------------------------------------------
              Net cash used in investing activities                             (3,855,868)        (21,037,561)        (4,222,947)
---------------------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
    Short-term borrowings, net                                                   8,048,222               ---                ---
    Debt proceeds                                                                  234,570          32,145,583          5,061,143
    Debt repayments                                                             (1,328,567)        (10,425,800)        (1,486,522)
    Deferred loan costs paid                                                      (117,259)           (418,161)           (23,570)
    Cash dividends                                                                (587,272)           (558,329)          (207,310)
    Repurchases of common stock                                                      ---               (42,000)          (211,250)
    Proceeds from exercise of stock options                                          ---                11,500              ---
---------------------------------------------------------------------------------------------------------------------------------
              Net cash provided by financing activities                          6,249,694          20,712,793          3,132,491
---------------------------------------------------------------------------------------------------------------------------------
Net (decrease) increase in cash and cash equivalents                            (5,791,920)          5,629,420          2,158,598
Cash and cash equivalents at beginning of year                                  13,240,471           7,611,051          5,452,453
---------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of year                                       $ 7,448,551        $ 13,240,471       $  7,611,051
=================================================================================================================================

Supplemental disclosure of noncash investing activities:
    Transfer of income-producing property to property
      held for sale                                                            $ 3,576,714        $      ---         $      ---
Supplemental disclosure of noncash financing activities:
    Assumption of mortgage loans by purchasers in
      conjunction with sale of income-producing properties                     $    ---           $  5,733,899       $  7,723,758
Supplemental cash flow information:
    Cash paid during the year for interest,
      net of amounts capitalized                                              $  5,218,298        $  4,817,206       $  4,829,201
    Cash paid during the year for income taxes                                $    118,553        $    726,733       $    382,873
=================================================================================================================================

                              See accompanying notes to consolidated financial statements.


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         APRIL 30, 1999, 1998, AND 1997

                          (1) ORGANIZATION AND BUSINESS

         Abrams Industries, Inc. (the "Company") was organized under Delaware law in 1960. In 1984, the Company changed its state of incorporation from Delaware to Georgia. The Company engages in (i) construction of retail and commercial projects, (ii) manufacturing of store fixtures, bank fixtures and display units for retail outlets, and (iii) asset management, development, and redevelopment of income-producing properties, including acquisition, investment, management and sale. The Company's wholly owned subsidiaries include Abrams Construction, Inc., Abrams Fixture Corporation, and Abrams Properties, Inc. and subsidiaries.

                 (2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)  PRINCIPLES OF  CONSOLIDATION  AND BASIS OF  PRESENTATION
     The consolidated financial statements include the accounts of Abrams Industries, Inc., its wholly owned subsidiaries and its 80% investment in Abrams-Columbus Limited Partnership. All significant intercompany balances and transactions have been eliminated in consolidation.

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

(b)  INCOME RECOGNITION
     Construction revenues are reported on the percentage-of-completion method, using costs incurred to date in relation to estimated total costs of the contracts to measure the stage of completion. The cumulative effects of changes in estimated total contract costs and revenues are recorded in the period in which the facts requiring the revisions become known. At the time it is determined that a contract will result in a loss, the entire estimated loss is recorded.

     Revenues from the sales of real estate are recognized at the time of closing. When a portion or unit of a development property is sold, a proportionate share of the projected total cost of the development is charged to cost of sales. Costs of sales related to real estate are based on the specific property sold.

     Generally, revenues from the sale of manufactured goods are recognized on the date products are shipped to the customer. Revenues from certain sales, on which delivery is delayed at the customer's explicit request, are recognized when conditions for revenue recognition are met; principally, the completed product is ready for delivery and transfer of both title and risk of ownership has passed to the buyer.

(c)  CASH AND CASH EQUIVALENTS
     Cash and cash equivalents include money market funds and other financial instruments. The Company considers all highly liquid debt instruments with maturities of three months or less to be cash equivalents.

     In 1999, restricted cash consists of a bond sinking fund which will be used to pay down the principal on the industrial development revenue bonds. In 1998, restricted cash included proceeds from the issuance of the industrial development revenue bonds. The proceeds of these bonds were restricted for use in constructing and equipping the Company's new manufacturing facility.

(d)  INVENTORIES
     Inventories are valued at the lower of cost (first-in, first-out method) or market. To reflect the inventory at the lower of cost or market, valuation reserves are established. Management periodically evaluates the adequacy of reserves based on aging, sales and other relevant factors.

(e)  PROPERTY HELD FOR SALE
     Property held for sale is expected to be sold in the near term and is carried at the lower of cost or fair value less costs to sell. Depreciation and amortization are suspended during the sale period except for manufacturing facilities that are necessary for operation.

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

     Interest and other carrying costs related to assets under construction are capitalized. Costs of development and construction are also capitalized. Capitalization of interest and other carrying costs is discontinued when a project is substantially completed or if active development ceases.

(G)  LAND HELD FOR FUTURE DEVELOPMENT OR SALE
     Land held for future development or sale is carried at the lower of cost or fair value less costs to sell.

(H)  DEFERRED LOAN COSTS
     Costs incurred to obtain loans have been deferred and are being amortized over the terms of the related loans.

(I)  IMPAIRMENT OF LONG-LIVED ASSETS AND ASSETS TO BE DISPOSED OF
     The Company reviews income-producing properties, property, plant, and equipment, land held for future development or sale, assets to be disposed of and certain intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset to future net cash flows expected to be generated by the asset. If an asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the asset's fair value. Assets to be disposed of are reported at the lower of their carrying amount or fair value less cost to sell.

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

(K)  FAIR VALUE OF FINANCIAL INSTRUMENTS
     Management believes that the carrying amounts of cash and cash equivalents, receivables, other assets, accounts payable, accrued expenses and current portions of debt instruments are reasonable approximations of their fair value because of the short-term nature of these instruments.

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

(L)  STOCK OPTIONS
     Prior to May 1, 1996, the Company accounted for its stock option plan in accordance with the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB Opinion 25"), and related interpretations. As such, compensation expense was recorded only to the extent that the market price of the underlying stock at the date of grant exceeded the exercise price. On May 1, 1996, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation. SFAS No. 123 encourages entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 allows entities to continue to apply the provisions of APB Opinion 25 for recognizing stock-based compensation expense in the basic financial statements. Companies not following the fair value based method are required to provide expanded disclosures in the footnotes. The Company elected to continue to apply the provisions of APB Opinion 25 and provide the pro forma disclosure of SFAS No. 123.

(M)  RECENT ACCOUNTING PRONOUNCEMENTS
     In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 130, REPORTING COMPREHENSIVE INCOME. This statement establishes standards for reporting and displaying comprehensive income and its components in a full set of general purpose financial statements. SFAS No. 130 requires all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed in equal prominence with the other financial statements. The term "comprehensive income" is used in the statement to describe the total of all components of comprehensive income including net income. "Other comprehensive income" refers to revenues, expenses, gains, and losses that are included in comprehensive income but excluded from earnings under current accounting standards. SFAS No. 130 is effective for financial statements for years beginning after December 15, 1997. The Company adopted SFAS No. 130 effective May 1, 1998. Adoption of this statement did not have an impact on the Company's financial position, results of operations or liquidity, as the pronouncement only requires additional disclosure. The Company did not have any components of other comprehensive income in any of the periods presented in the accompanying financial statements.

     In June 1997, the FASB issued SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. This statement establishes standards for the way public business enterprises are to report information about operating segments in annual financial statements and requires those enterprises to report selected information about operating segments using the "management approach" concept. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. SFAS No. 131 is effective for financial statements for periods beginning after December 15, 1997. The Company adopted SFAS No. 131 effective May 1, 1998.

(N)  RECLASSIFICATIONS
     Certain reclassifications have been made to the 1998 and 1997 consolidated financial statements to conform with classifications adopted in 1999.

                                 (3) INVENTORIES

     The balances of major classes of inventory, net of their related valuation reserves, at April 30, were as follows:

                                                1999                   1998
                                            ---------------------------------
               Finished goods               $1,268,048             $  787,520
               Work-in-progress                845,495                219,802
               Raw materials                   859,120                487,741
                                            ---------------------------------
                                            $2,972,663             $1,495,063
                                            =================================

                           (4) CONTRACTS IN PROGRESS

     Assets and liabilities related to contracts in progress, including contracts receivable, are included in current assets and current liabilities as they will be liquidated in the normal course of contract completion, which is expected to occur within one year. Amounts billed and costs recognized on contracts in progress, at April 30, were:

                                                    1999            1998
                                                ---------------------------
           Costs and earnings in excess of
             billings:
              Accumulated costs and earnings    $ 27,841,460   $ 48,672,342
              Amounts billed                      24,653,360     43,034,743
                                                ---------------------------
                                                $  3,188,100   $  5,637,599
                                                ===========================

            Billings in excess of costs and
              earnings:
               Amounts billed                   $ 33,961,588   $ 27,774,973
               Accumulated costs and earnings     31,013,774     26,405,825
                                                ---------------------------
                                                $  2,947,814   $  1,369,148
                                                ===========================

                           (5) PROPERTY HELD FOR SALE

         As of April 30, 1999, the Company has classified its shopping center located in Newnan, Georgia, as property held for sale. This property was subsequently sold on May 14, 1999 (note 14). As of April 30, 1998, only the Company's former manufacturing facility was classified as property held for sale.

         The results of operations for the year ended April 30, 1999, for the rental property in the Real Estate Segment that is held for sale is summarized below:

             Revenues                                                $1,024,152
             Operating expenses, including depreciation
                and interest                                            746,872
                                                                     ----------
             Results of operations                                   $  277,280
                                                                     ==========

                        (6) INCOME-PRODUCING PROPERTIES

         Income-producing properties and their estimated useful lives, at April 30 were as follows:

                                                           Estimated
                                                          useful lives             1999             1998
                                                          --------------------------------------------------
             Land                                                             $15,883,977      $  16,580,806
             Buildings and improvements                     7-39 years         50,034,275         55,472,762
                                                                              ------------------------------
                                                                               65,918,252         72,053,568
             Less - accumulated depreciation
                and amortization                                               13,606,645         14,791,028
                                                                              ------------------------------
                                                                              $52,311,607      $  57,262,540
                                                                              ==============================

         During 1999, the Company reclassified its shopping center located in Newnan, Georgia, from income-producing properties to Property held for sale. The shopping center was sold May 14, 1999 (note 14).

         During 1998, the Company sold income-producing properties located in Oakwood, Georgia, Newark, Ohio, and Tifton, Georgia, and recognized gains for financial statement purposes. During fiscal year 1997, income-producing properties located in Shawnee, Oklahoma, Warner Robins, Georgia, and Niles, Michigan, were also sold for gains. These sales transactions were structured as tax-deferred, like-kind exchanges pursuant to Internal Revenue Code Section 1031, which allows a deferral of the tax gain if the Company utilizes proceeds of the sale to purchase other real estate within 180 days of sale.

         During the fourth quarter of fiscal year 1997, management received market information which it believed indicated that the carrying value of its shopping center in North Fort Myers, Florida, had been impaired. Management completed a recoverability review of the carrying value of the shopping center based upon an estimate of undiscounted future cash flows expected to result from its use and eventual disposition. As of April 30, 1997, management concluded that the sum of the undiscounted future cash flows estimated to be generated by the shopping center was less than the carrying value and, as a result, the
Company recorded a provision for impairment of $2,750,000 which reduced the shopping center's carrying value to its estimated fair value. The estimated fair value was determined by using market value studies compiled by two independent commercial real estate brokerage firms. This shopping center is classified as an Income-producing property in the accompanying April 30, 1999 and 1998 consolidated balance sheets and is included in the Real Estate Segment.

                          (7) PROPERTY, PLANT, AND EQUIPMENT

         The major components of property, plant, and equipment and their estimated useful lives at, April 30, were as follows:

                                                              Estimated
                                                             useful lives            1999               1998
                                                             --------------------------------------------------
                   Land                                                         $  1,984,405        $    92,226
                   Buildings and improvements                  3-39 years          8,579,274          1,729,884
                   Machinery and equipment                     3-10 years          7,407,729          5,684,239
                                                                                -------------------------------
                                                                                  17,971,408          7,506,349
                   Less - accumulated depreciation                                 5,603,012          5,505,291
                                                                                -------------------------------
                                                                                  12,368,396          2,001,058
                   Construction in progress -
                      manufacturing facility                                          ---             7,855,561
                                                                                -------------------------------
                                                                                $ 12,368,396        $ 9,856,619
                                                                                ===============================

         In July 1998, when the construction of the new manufacturing facility was completed, the Company began depreciating the facility.

                      (8) MORTGAGE NOTES PAYABLE AND LEASES

         As of April 30, 1999, the Company owns five shopping centers and an office park which are pledged as collateral on related mortgage notes payable. It is also lessee of nine shopping centers under leaseback arrangements expiring from 2001 to 2014. Each mortgage note and leaseback arrangement contains an exculpatory provision limiting the Company's liability to its interest in the respective mortgaged property or lease.

         All of the leaseback centers are leased to the Kmart Corporation, and Kmart is a tenant in five of the seven owned shopping centers. The owned shopping centers are leased for periods expiring from fiscal years 2000 to 2040, while leases on the owned office properties expire from fiscal years 2000 to 2003. Leases on the leaseback centers correspond to the leaseback periods. All leases are operating leases. The shopping center leases typically require that the tenant make fixed rental payments over a 5- to 25-year period, and provide for renewal options and for contingent rentals if the tenants' sales volumes exceed predetermined amounts. In some cases, the shopping center leases provide that the tenant bear the cost of insurance, repairs, maintenance and taxes. Base rental revenue received from owned shopping centers and office properties in 1999, 1998, and 1997 was approximately $10,226,000, $7,708,000, and $7,829,000, respectively. Base rental revenue received from leaseback centers in 1999, 1998, and 1997 was approximately $2,620,000, $2,620,000, and $2,694,000, respectively.
Contingent rental revenue received on all centers in 1999, 1998, and 1997 was approximately $171,000, $195,000, and $164,000, respectively.

         Approximate future minimum annual rental receipts from all rental properties are as follows:

                    Years ending April 30,                 Owned             Leaseback
                    ------------------------------------------------------------------
                           2000                       $  8,455,000         $ 2,620,000
                           2001                          7,795,000           2,620,000
                           2002                          7,283,000           2,138,000
                           2003                          6,412,000           1,911,000
                           2004                          5,456,000           1,323,000
                        Thereafter                      53,430,000           3,553,000
                     -----------------------------------------------------------------
                                                      $ 88,831,000         $14,165,000
                     =================================================================

         The Company leases office space from one of its subsidiaries. In accordance with the noncancelable leases, the subsidiary will receive approximately $1,550,000 in rental payments from the Company over the term of the leases. These rental receipts have been reflected in the future minimum rental receipts from owned properties.

         The expected future minimum principal and interest payments on mortgage notes payable on the owned rental properties and the future minimum rentals to be paid on leaseback centers are as follows:

                                                    Owned Rental Properties
                                                       Mortgage Payments                 Leaseback
                                               -----------------------------              Centers
             Years ending April 30,            Principal             Interest        Rental Payments
             ---------------------------------------------------------------------------------------
                     2000                  $   5,998,316        $   2,935,133          $  2,136,000
                     2001                        726,256            2,858,409             2,136,000
                     2002                     12,990,580            2,877,975             1,719,000
                     2003                        659,875            1,542,034             1,536,000
                     2004                        716,663            1,466,975             1,109,000
                  Thereafter                  12,354,603            6,048,056             3,214,000
             ---------------------------------------------------------------------------------------
                                           $  33,446,293        $   17,728,582         $ 11,850,000
             ======================================================================================

         The mortgage notes payable are due at various dates between April 1, 2002, and September 1, 2019, and bear interest at rates ranging from 7.25% to 9.75%, with a weighted average rate of 8.85% at April 30, 1999.

         The outstanding principal balance on the Newnan, Georgia shopping center mortgage loan of $5,331,968 has been included in the Current maturities of long-term debt at April 30, 1999, as the property is classified as Property held for sale in the accompanying balance sheet at April 30, 1999
(note 5).

                 (9) OTHER LONG-TERM DEBT AND CREDIT FACILITIES

         Other long-term debt, at April 30, was as follows:

                                                                                                      1999                  1998
                                                                                                   --------------------------------
          Industrial development revenue bonds with a variable interest rate, repricing on a weekly basis, based on rates available for debt instruments of a similar nature and comparable terms (5.05% at April 30, 1999); required monthly interest only payments until November 1, 1998, thereafter interest and bond sinking fund payments required monthly; matures on November 1, 2018;
            secured by irrevocable letter of credit                                                $11,000,000          $11,000,000

          Note payable to bank with variable interest rate of LIBOR plus 2% (6.90% at
            April 30, 1999); requires monthly interest only payments with principal due
            May 30, 2000; secured by real property, guaranteed by a subsidiary
            of the Company                                                                           5,028,153            4,793,583

          Industrial development bond bearing interest at 79% of prime rate (6.12% at
            April 30, 1999); requires quarterly principal payments of $57,143 plus interest;
            matures March 1, 2000; secured by real property                                            228,564              457,136

          Construction loan bearing interest at the prime rate plus .375% (8.125% at
            April 30, 1999); requires monthly principal and interest payments of $87,729, principal matures June 30, 2000; secured by real property and assignment of
            leases and rents; guaranteed by a subsidiary of the Company                              8,963,340            9,231,297

          Amendment to construction loan shown above permitting borrowings of up to
            $4,942,419; bearing interest at the prime rate plus .375% (8.125% at
            April 30, 1999); requires monthly principal and interest payments of
            $42,113; matures June 30, 2000; secured by real property and assignment
            of leases and rents; guaranteed by a subsidiary of the Company                           4,764,593            4,855,295
                                                                                                   --------------------------------
                        Total other long-term debt                                                  29,984,650           30,337,311

          Less current maturities                                                                      878,139              832,449
                                                                                                   --------------------------------
                         Total other long-term debt, excluding current maturities                  $29,106,511          $29,504,862
                                                                                                   ================================



     The future minimum principal payments due on other long-term debt are as follows:

                    Year ending April 30,
                    -------------------------------------------------------
                            2000                               $    878,139
                            2001                                 18,506,511
                            2002                                    230,000
                            2003                                    255,000
                            2004                                    280,000
                            Thereafter                            9,835,000
                   --------------------------------------------------------
                                                               $ 29,984,650
                   ========================================================

         The outstanding principal balance of $228,564 and $457,136 at April 30, 1999 and 1998, respectively, on the industrial development bond payable have been included in the current maturities of long-term debt, as the former wood manufacturing facility securing this bond is included in Property held for sale in the accompanying consolidated balance sheet at April 30, 1999 and 1998 (note
5).

         At April 30, 1999, the Company had commitments from a bank for unsecured lines of credit totaling $12,000,000, of which $7,600,000 was outstanding. An additional $500,000 was restricted as it secures a letter of credit described below. These lines of credit, which expire during fiscal year 2000, bear interest at the prime rate (7.75% at April 30, 1999) and have a 3/8% commitment fee on the unused portion. In addition, the Company had a commitment, which expires during fiscal year 2000, for an unsecured $1,000,000 line of credit from a bank, of which none was outstanding at April 30, 1999. This line of credit bears interest at the prime rate or at LIBOR (4.90% at April 30, 1999) plus 2.7% and has a 3/8% commitment fee on the unused portion. The Company also had a commitment for a line of credit, which expires during fiscal year 2000, totaling $2,500,000, secured by the Manufacturing Segment's inventory and receivables, of which $448,222 was outstanding at April 30, 1999. The secured line of credit bears interest at the prime rate or at LIBOR plus 2.7% and has a 3/10% commitment fee on the unused portion.

         The Company has entered into two interest rate swap agreements related to the $11,000,000 industrial development revenue bonds shown above. The first interest rate swap agreement was effective February 4, 1998, and terminates February 1, 2001. The notional amount reduces annually from $5.5 million, at the effective date, to $5.3 million prior to expiration of the agreement. The agreement requires the Company to pay a fixed rate of 5.57% in exchange for floating rate payments based on the 30-day Non-financial AA Commercial Paper rate (4.79% at April 30, 1999).

         The second interest rate swap agreement was effective February 4, 1998, and terminates February 1, 2003. The notional amount reduces annually from $5.5 million at the effective date to $5,057,500 prior to the expiration of the agreement. The interest rate terms of the second agreement are identical to the terms of the first except that the fixed interest rate paid by the Company is 5.67%. The notional amounts of the swap agreements are set to match the outstanding principal amounts of the bonds. The swap floating rates are reset weekly, and the Company settles with the counterparty monthly.

         In connection with the issuance of the industrial development revenue bonds, the Company was required to obtain an irrevocable letter of credit in the amount of $11,162,740. The letter of credit was issued November 12, 1997, and expires on November 15, 2002. The letter of credit can be extended for three additional five-year terms. The letter of credit is guaranteed by the Company and a subsidiary of the Company. The letter of credit contains covenants that require the maintenance of certain financial ratios. As of April 30, 1999, the Company was in compliance with all debt covenants or has obtained waivers in cases of non-compliance.

         In addition, in conjunction with the origination of a mortgage on an income-producing property, the Company obtained an irrevocable, standby letter of credit in the amount of $500,000. The letter of credit was originally issued on July 30, 1997, and amended during August 1998. The amendment extended the maturity date to November 30, 1999. The mortgage lender is allowed to draw on the letter in order to paydown the related mortgage loan if certain leasing requirements are not met. The letter of credit is secured by a portion of a bank line of credit, discussed above.

                                (10) INCOME TAXES

         The provision for income tax expense (benefit) consists of the following:

                                                         Current       Deferred             Total
                                                       --------------------------------------------
                    Year ended April 30, 1999:
                       Federal                         $(325,487)      $(17,215)        $ (342,702)
                       State and local                   117,447        (62,333)            55,114
                                                       --------------------------------------------
                                                       $(208,040)      $(79,548)        $ (287,588)
                                                       ===========================================
                    Year ended April 30, 1998:
                       Federal                         $ 712,383       $843,817         $1,556,200
                       State and local                   153,259        123,541            276,800
                                                       -------------------------------------------
                                                       $ 865,642       $967,358         $1,833,000
                                                       ===========================================
                    Year ended April 30, 1997:
                       Federal                         $ 908,173       $436,827         $1,345,000
                       State and local                    60,609         51,391            112,000
                                                       -------------------------------------------
                                                       $ 968,782       $488,218         $1,457,000
                                                       ===========================================

         Total income tax expense (benefit) recognized in the consolidated statements of operations differs from the amounts computed by applying the Federal income tax rate of 34% to pretax earnings (loss) as a result of the following:

                                                                                      Years ended
                                                                                       April 30,
                                                                     ---------------------------------------------
                                                                        1999               1998             1997
                                                                     ---------------------------------------------
          Computed "expected" tax expense (benefit)                  $(327,630)      $  1,643,043     $  1,308,455
          Increase in income taxes resulting from:
               State and local income taxes, net
                 of Federal income tax benefit                          36,375            182,688           73,920
               Other, net                                                3,667              7,269           74,625
                                                                     ---------------------------------------------
                                                                     $(287,588)      $  1,833,000     $  1,457,000
                                                                     =============================================

         The tax effects of temporary differences that give rise to significant portions of the deferred income tax assets and deferred income tax liabilities, at April 30, are presented below:

                                                                                   1999                        1998
                                                                              ---------------------------------------
          Deferred income tax assets:
              Inventories, primarily because of additional costs
                capitalized for tax purposes and the allowance for
                decline in net realizable value                               $    275,494              $     203,760
              Items not currently deductible for tax purposes:
                Provision for impairment on income-
                  producing property                                             1,026,816                  1,026,816
                Net operating loss carryforwards, state                            404,585                    307,141
                Capitalized costs                                                  594,156                    663,566
                Accrued directors' fees                                            223,032                    343,907
                Deferred compensation plan                                         419,740                    283,250
                Compensated absences                                               174,385                    170,450
                Other accrued expenses                                             413,233                    472,844
                Other                                                              419,524                    216,451
                                                                              ---------------------------------------
                Gross deferred income tax assets                                 3,950,965                  3,688,185
                                                                              ---------------------------------------
          Deferred income tax liabilities:
              Income-producing properties and property, plant and
                equipment, principally because of differences in
                depreciation and capitalized interest                            2,355,180                  2,230,575
              Gain on real estate sales structured as tax-deferred
                like-kind exchanges                                              3,500,887                  3,469,700
              Profit on installment sale                                            94,265                    124,572
              Other                                                                 90,575                     32,828
                                                                              ---------------------------------------
                Gross deferred income tax liabilities                            6,040,907                  5,857,675
                                                                              ---------------------------------------
                Net deferred income tax liability                             $  2,089,942               $  2,169,490
                                                                              =======================================

          The valuation allowance was $0 at April 30, 1999 and 1998.

             (11) STOCK OPTION PLAN AND DEFERRED PROFIT-SHARING PLAN

         The Company adopted a Key Employee Incentive Stock Option Plan which expired in May 1996, and which provided that stock options could have been awarded to officers and key employees with exercise prices no less than the fair market value of the common stock at the date of grant.

         As of April 30, 1999, there were no stock options outstanding, as all options had been exercised or canceled prior to April 30, 1998.

         Information relating to the Company's stock option plan, as adjusted for stock dividends for the years ended April 30, 1998 and 1997, is summarized as follows:

                                                                                    1998            1997
                                                                                 ----------------------------
                    Options outstanding at beginning of year                       17,666              17,666
                    Options granted                                                  ---                 ---
                    Options canceled                                               13,666                ---
                    Options exercised                                               4,000                ---
                                                                                 ----------------------------
                    Options outstanding at end of year                                ---             17,666
                                                                                 ============================

                    Option prices per share:
                       Options granted during the year                           $    ---        $      ---
                       Options canceled                                          $ 2.875-4.50    $      ---
                       Options exercised                                         $   2.875       $      ---
                        Options outstanding at end of year                       $    ---        $ 2.875-4.50
                                                                                 ============================

        The Company has a deferred Profit-Sharing Plan ("the Plan") which covers substantially all of its employees. Funded employer contributions to the Plan for 1999, 1998, and 1997 were approximately $814,000, $843,000, and $1,032,000, respectively. The net assets in the Plan, which is administered by an independent trustee, were approximately $18,172,000, $18,962,000, and $14,304,000 at April 30, 1999, 1998, and 1997, respectively.

                       (12) NET (LOSS) EARNINGS PER SHARE

         The following tables set forth the computations of basic and diluted net (loss) earnings per share:

                                                                             For the year ended April 30, 1999
                                                                   ----------------------------------------------------
                                                                      Loss                  Shares            Per share
                                                                   (numerator)          (denominator)           amount
                                                                   ----------------------------------------------------
Basic EPS - loss per share                                         $ (676,031)            2,936,356          $    (.23)
Effect of dilutive securities                                           ---                   ---            ==========
---------------------------------------------------------------------------------------------------
Diluted EPS - loss per share plus assumed conversions              $ (676,031)            2,936,356          $    (.23)
=======================================================================================================================

                                                                              For the year ended April 30, 1998
                                                                   ----------------------------------------------------
                                                                       Earnings            Shares             Per share
                                                                     (numerator)        (denominator)           amount
                                                                   ----------------------------------------------------
Basic EPS - earnings per share                                     $ 2,999,478            2,937,712          $     1.02
                                                                                                             ==========
Effect of dilutive securities - weighted-
        average outstanding stock options                                ---                  3,851
---------------------------------------------------------------------------------------------------
Diluted EPS - earnings per share plus assumed conversions          $ 2,999,478            2,941,563          $     1.02
=======================================================================================================================
                                                                               For the year ended April 30, 1997
                                                                     --------------------------------------------------
                                                                       Earnings            Shares             Per share
                                                                     (numerator)       (denominator)           amount
-----------------------------------------------------------------------------------------------------------------------
Basic EPS - earnings per share                                     $ 2,391,398            2,971,442          $     .81
                                                                                                             =========
Effect of dilutive securities - outstanding
  stock options                                                          ---                  2,129
---------------------------------------------------------------------------------------------------
Diluted EPS - earnings per share plus
  assumed conversions                                              $ 2,391,398            2,973,571           $    .80
======================================================================================================================

                             (13) OPERATING SEGMENTS

         The Company has three operating segments: construction, manufacturing and real estate. The Construction Segment provides construction services for commercial and industrial projects. The Manufacturing Segment produces store fixtures for retail outlets, display fixtures for point-of-sale merchandising and other products. The Real Estate Segment develops or acquires income-producing properties for investment and usually provides property management for the properties after development or acquisition.

         The operating segments are managed separately and maintain separate personnel due to the differing products offered by each segment. Management of each of the segments evaluates and monitors the performance of the segments based on the earnings or losses prior to income taxes. The significant accounting policies utilized by the operating segments are the same as those summarized in note 2 to the accompanying financial statements of the Company.

         Total revenue by operating segment includes both revenues from unaffiliated customers, as reported in the Company's consolidated statements of operations, and intersegment revenues, which are generally at prices negotiated between segments.

         Segment assets are those that are used in the Company's operations in each segment, including receivables due from other segments. The Parent Company's segment assets are primarily cash and cash equivalents, cash surrender value of life insurance, and receivables.

         Operating (loss) earnings is total revenue less operating expenses, including depreciation and interest. Selling, shipping, general and administrative and interest costs, deducted in the computation of operating
(loss) earnings of each segment, represent the actual costs incurred by that segment. Parent expenses and income taxes have not been allocated to the other subsidiaries.

         The  Company  had  revenues  from  The  Home  Depot,  Inc.,   primarily
representing revenues in the Construction Segment, aggregating 53%, 61%, and 51% of consolidated revenues in 1999, 1998, and 1997, respectively.

                                           Construction    Manufacturing   Real Estate       Parent    Eliminations   Consolidated
----------------------------------------------------------------------------------------------------------------------------------
1999
Revenues from unaffiliated customers       $159,273,393    $  16,760,605  $12,449,850    $    ---      $    ---       $188,483,848
Interest and other income                       223,196            9,832      267,690         40,516        (53,555)       487,679
Intersegment revenue                          1,114,823          501,220    1,485,038         ---        (3,101,081)        ---
----------------------------------------------------------------------------------------------------------------------------------
        Total revenue                      $160,611,412    $  17,271,657  $14,202,578    $    40,516   $ (3,154,636)  $188,971,527
==================================================================================================================================
Operating earnings (loss)                  $  4,084,633    $  (1,760,238) $  (226,053)   $(3,074,905)  $     12,944   $   (963,619)
==================================================================================================================================
Segment assets                             $ 33,451,167    $  10,016,891  $84,572,912    $11,770,775   $(13,679,205)  $126,132,540
==================================================================================================================================
Interest expense                           $      1,053    $     156,495  $ 5,144,444    $    13,962   $    (53,555)  $  5,262,399
==================================================================================================================================
Depreciation and amortization              $    326,053    $     432,634  $ 2,383,194    $    30,634   $   (49,146)   $  3,123,369
==================================================================================================================================
Capital expenditures                       $    470,807    $     743,188  $ 2,740,563    $    77,119   $     ---      $  4,031,677
==================================================================================================================================

1998
Revenues from unaffiliated customers       $141,453,025    $  14,970,261  $21,358,929    $   ---      $      ---      $177,782,215
Interest and other income                       139,672           42,389      522,468        207,999     (103,901)         808,627
Intersegment revenue                          5,026,181          181,003      200,615        ---       (5,407,799)           ---
---------------------------------------------------------------------------------------------------------------------------------
        Total revenue                      $146,618,878    $  15,193,653  $22,082,012    $   207,999  $ (5,511,700)   $178,590,842
==================================================================================================================================
Operating earnings (loss)                  $  3,506,217    $     459,468  $ 2,882,496    $(2,580,307) $    564,604    $  4,832,478
==================================================================================================================================
Segment assets                             $ 30,834,340    $   8,185,294  $83,017,169    $ 9,470,541  $(10,197,900)   $121,309,444
==================================================================================================================================
Interest expense                           $      5,638    $      53,284  $ 4,604,095    $    54,509  $    (51,236)   $  4,666,290
==================================================================================================================================
Depreciation and amortization              $    276,259    $     586,629  $ 2,029,121    $    28,825  $    (67,200)   $  2,853,634
==================================================================================================================================
Capital expenditures                       $    771,808    $      81,164  $24,021,793    $    81,483  $     ---       $ 24,956,248
==================================================================================================================================

1997
Revenues from unaffiliated customers       $ 97,976,902    $  16,661,798  $20,985,647    $      ---   $     ---       $135,624,347
Interest and other income                       138,096           41,460      146,512        257,519       (84,333)        499,254
Intersegment revenue                            345,048            ---          ---          300,000      (645,048)          ---
----------------------------------------------------------------------------------------------------------------------------------
        Total revenue                      $ 98,460,046    $  16,703,258  $21,132,159    $   557,519  $   (729,381)   $136,123,601
==================================================================================================================================
Operating earnings (loss)                  $  3,088,094    $   1,749,033  $ 1,003,370    $(1,778,337) $   (213,762)   $  3,848,398
==================================================================================================================================
Segment assets                             $ 19,582,800    $  10,300,421  $59,833,984    $ 8,692,770  $ (6,910,537)   $ 91,499,438
==================================================================================================================================
Interest expense                           $      2,779    $      59,366  $ 4,788,291    $    12,999  $    (84,333)   $  4,779,102
==================================================================================================================================
Depreciation and amortization              $    226,929    $     600,628  $ 2,633,151    $    25,382  $    (84,756)   $  3,401,334
==================================================================================================================================
Capital expenditures                       $    176,539    $     467,771  $ 5,184,283    $     ---    $       ---     $  5,828,593
==================================================================================================================================

                              (14) SUBSEQUENT EVENT

         On May 14, 1999, the Company sold the shopping center property located in Newnan, Georgia. The property was classified as Property held for sale at April 30, 1999, in the accompanying balance sheet. The Company recognized a pre-tax gain of approximately $2,900,000 upon its sale.

                                         SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                                                                           Additions
                                                                  -----------------------------
                                               Balance at         Charged to         Charged to                          Balance
                                               Beginning           Costs and           Other                              at End
Description                                     of Year             Expenses          Accounts      Deductions           of Year
--------------------------------------------------------------------------------------------------------------------------------
ALLOWANCE FOR DOUBTFUL ACCOUNTS
    Year ended
      April 30, 1999                          $   134,870         $   96,853        $     ---        $ 109,327<F1>      $ 122,396
---------------------------------------------------------------------------------------------------------------------------------
    Year ended
      April 30, 1998                          $    65,584         $   90,496        $     ---        $  21,210<F1>      $ 134,870
---------------------------------------------------------------------------------------------------------------------------------
    Year ended
      April 30, 1997                          $    57,541         $  117,426        $     ---        $ 109,383<F1>      $  65,584
=================================================================================================================================

INVENTORY RESERVES
    Year ended
      April 30, 1999                          $   317,641         $  662,343        $     ---        $ 584,559<F2>      $ 395,425
---------------------------------------------------------------------------------------------------------------------------------
    Year ended
      April 30, 1998                          $   374,447         $  147,564        $     ---        $ 204,370<F2>      $ 317,641
---------------------------------------------------------------------------------------------------------------------------------
    Year ended
      April 30, 1997                          $   757,896         $  203,561        $     ---        $ 587,010<F2>      $ 374,447
=================================================================================================================================

<F1> Allowance for doubtful accounts deductions resulted from the subsequent write-off and/or recovery of the related receivable.

<F2> Inventory reserve deductions resulted from the subsequent sale and/or write-off of the related inventory.

                                     SCHEDULE III -- REAL ESTATE AND ACCUMULATED DEPRECIATION
                                                          APRIL 30, 1999
                                                                                                          Costs
                                                                                                       Capitalized
                                                                                                        Subsequent
                                                                    Initial Cost to Company           to Acquisition
                                                                    --------------------------        ---------------      ------
                                                                                     Building
                                                                                        and
Description                                        Encumbrances          Land       Improvements       Improvements         Land
-----------------------------------------------------------------------------------------------------------------------------------

INCOME-PRODUCING PROPERTIES:
    Shopping Center - Jackson, MI                  $  3,293,584     $  401,195     $  1,788,183         $  1,167,903    $   453,293
    Kmart - Morton, IL                                3,099,490         18,005        2,767,765             (220,638)        18,005
    Kmart - Columbus, GA                              2,609,719         11,710        2,356,920               10,078         11,710
    Shopping Center - Englewood, FL                  12,706,660      6,072,805        8,823,506              (80,073)     6,072,805
    Shopping Center - N. Fort Myers, FL              13,727,933      5,940,143       11,290,778            3,169,051      5,218,754
    Leaseback Shopping Center - Davenport, IA            ---            ---               2,150              193,261          ---
    Leaseback Shopping Center - Jacksonville, FL         ---            ---              42,151                ---            ---
    Leaseback Shopping Center - Orange Park, FL          ---            ---             127,487               35,731          ---
    Leaseback Shopping Center - W. St. Paul, MN          ---            ---               ---                 86,983          ---
    Leaseback Shopping Center - Bayonet Point, FL        ---            ---               ---                  9,384          ---
    Leaseback Shopping Center - Minneapolis, MN          ---            ---               ---                 19,818          ---
    Office Building - Atlanta, GA                     5,028,153        660,000        4,338,102              656,741        660,000
    Office Park - Marietta, GA                        6,404,873      1,750,000        6,417,275              228,388      1,750,000
    Shopping Center - Cincinnati, OH                     ---         1,699,410          617,102               40,331      1,699,410
-----------------------------------------------------------------------------------------------------------------------------------
                                                     46,870,412     16,553,268       38,571,419            5,316,958     15,883,997
-----------------------------------------------------------------------------------------------------------------------------------
PROPERTY HELD FOR SALE: <F2>
   Shopping Center - Newnan, GA                       5,331,968        696,829        5,291,120              301,224        696,829
-----------------------------------------------------------------------------------------------------------------------------------
LAND HELD FOR FUTURE DEVELOPMENT OR SALE:
   Davenport, IA                                         ---           183,572            ---                   ---         183,572
   Louisville, KY                                        ---            80,011            ---                   ---          80,001
   Oakwood, GA                                           ---           234,089            ---                543,330        777,419
   North Fort Myers, FL                                  ---         2,760,187            ---                345,325      3,105,512
   Jackson, MI                                           ---             ---              ---                 74,687         74,687
-----------------------------------------------------------------------------------------------------------------------------------
                                                         ---         3,257,859            ---                963,342      4,221,201
-----------------------------------------------------------------------------------------------------------------------------------
                                                    $52,202,380    $20,507,956     $ 43,862,539         $  6,581,524    $20,802,007
===================================================================================================================================

                                     SCHEDULE III -- REAL ESTATE AND ACCUMULATED DEPRECIATION
                                                    APRIL 30, 1999 (CONTINUED)

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
                                               Improvements  Interest   Total <F1>   Depreciation  Construction Acquired is Computed
                                               -------------------------------------------------------------------------------------
INCOME-PRODUCING PROPERTIES:
    Shopping Center - Jackson, MI                $ 2,956,086 $   89,866  $ 3,499,245  $ 1,956,484  1972, 1996       ---     39 years
    Kmart - Morton, IL                             2,547,127      ---      2,565,132    2,103,552  1980, 1992       ---     25 years
    Kmart - Columbus, GA                           2,366,998    238,970    2,617,678    1,932,865  1980, 1988       ---     25 years
    Shopping Center - Englewood, FL                8,743,433  1,346,273   16,162,511    3,040,847     1990          ---     32 years
    Shopping Center - N. Fort Myers, FL           14,459,829  4,470,789   24,149,372    3,755,919  1993, 1996       ---   31.5 years
    Leaseback Shopping Center - Davenport, IA        195,411      ---        195,411       93,124     1995          ---      7 years
    Leaseback Shopping Center - Jacksonville, FL      42,151      ---         42,151       10,959     1994          ---     25 years
    Leaseback Shopping Center - Orange Park, FL      163,218      ---        163,218      104,013     1995          ---      7 years
    Leaseback Shopping Center - W. St. Paul, MN       86,983      ---         86,983       28,812     1996          ---      8 years
    Leaseback Shopping Center - Bayonet Point, FL      9,384      ---          9,384         --       1997          ---         ---
    Leaseback Shopping Center - Minneapolis, MN       19,818      ---         19,818        1,332     1997          ---     15 years
    Office Building - Atlanta, GA                  4,994,843      ---      5,654,843      283,572  1974, 1997       1997    39 years
    Office Park - Marietta, GA                     6,645,663      ---      8,395,663      275,522  1980, 1985       1997    39 years
    Shopping Center - Cincinnati, OH                 657,433      ---      2,356,843       19,644     1982          1998    39 years
-------------------------------------------------------------------------------------------------
                                                  43,888,377  6,145,898   65,918,252   13,606,645
-------------------------------------------------------------------------------------------------
PROPERTY HELD FOR SALE <F2>
   Shopping Center - Newnan, GA                    5,592,344    311,528    6,600,701    2,980,564 1974, 1987, 1989   ---  31.5 years
-------------------------------------------------------------------------------------------------
LAND HELD FOR FUTURE DEVELOPMENT OR SALE:
   Davenport, IA                                      ---         ---        183,572        ---         ---         1977       ---
   Louisville, KY                                     ---         ---         80,011        ---         ---         1979       ---
   Oakwood, GA                                        ---        16,644      794,063        ---         ---         1987       ---
   North Fort Myers, FL                               ---         ---      3,105,512        ---         ---         1994       ---
   Jackson, MI                                        ---         ---         74,687        ---         ---         1997       ---
-------------------------------------------------------------------------------------------------
                                                      ---        16,644    4,237,845        ---
-------------------------------------------------------------------------------------------------
                                                 $49,480,721 $6,474,070  $76,756,798  $16,587,209
=================================================================================================

        Reconciliations of total real estate carrying value and accumulated depreciation for the three years ended April 30, 1999, are as follows:

                                                            Real Estate                       Accumulated Depreciation
                                           ----------------------------------------    ------------------------------------------
                                               1999          1998           1997           1999          1998              1997
                                           ----------------------------------------    ------------------------------------------
BALANCE AT BEGINNING OF YEAR               $76,291,413    $69,380,403   $75,750,977    $14,791,028    $17,462,301    $20,108,134
ADDITIONS DURING YEAR
    Real estate                                465,385     16,803,252<F4> 4,771,612<F3>     ---            ---           ---
    Depreciation                                 ---            ---           ---        1,796,181      1,800,747      2,102,932
                                           ----------------------------------------    ----------------------------------------
                                               465,385     16,803,252     4,771,612      1,796,181      1,800,747      2,102,932

DEDUCTIONS DURING YEAR
    Accumulated depreciation on
      properties sold or transferred             ---            ---           ---           ---         4,472,020      4,748,765
    Carrying value of real estate
      sold, transferred, or retired              ---        9,892,242<F7> 8,392,186<F5>     ---            ---           ---
    Provision for impairment on income-
      producing property                         ---            ---       2,750,000>     ---               ---           ---
                                           ----------------------------------------    ------------------------------------------
                                                 ---        9,892,242    11,142,186         ---         4,472,020      4,748,765
                                           ----------------------------------------    ------------------------------------------
BALANCE AT CLOSE OF YEAR                   $76,756,798    $76,291,413   $69,380,403    $16,587,209    $14,791,028    $17,462,301
                                           ========================================    =========================================

NOTES:

<F1>  The aggregated cost for land and building and improvements for federal income tax purposes at April 30, 1999, is $66,575,198.
<F2>  The former wood  manufacturing facility, which is classified  as property held for sale in the April 30, 1999, and 1998, consolidated balance sheets included herein, is not included in this schedule as it is not part of the Company's real estate operations.
<F3>  Primarily represents additions to a shopping center development in North
      Fort Myers, Florida, and a Kroger in Jackson, Michigan.
<F4>  Primarily represents the acquisitions of an office  building in  Atlanta,
      Georgia; an office park in Marietta, Georgia; and a shopping center in Cincinnati, Ohio.
<F5>  Primarily represents sales of three freestanding Kmarts in Niles,
      Michigan; Warner Robins, Georgia; and Shawnee, Oklahoma.
<F6>  Represents a provision  for impairment  which was  recorded  to reduce the carrying value of a shopping center in North Fort Myers, Florida, to its estimated fair value.
<F7>  Primarily represents sales of two  freestanding Kmarts in  Newark,  Ohio, and Tifton, Georgia, and a shopping center located in Oakwood, Georgia.

  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH INDEPENDENT AUDITORS ON ACCOUNTING
                         AND FINANCIAL DISCLOSURE.

         Not applicable.

                                    PART III

                                  ITEMS 10-13.

         The information contained under the headings "Nomination and Election of Directors," "Principal Holders of the Company's Securities" and "Compensation of Executive Officers and Directors" in the Company's definitive proxy materials for its 1999 Annual Meeting of Shareholders, will be filed with the Securities and Exchange Commission under a separate filing.

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

   ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a) The following documents are filed as part of this Annual Report on Form 10-K:

     1.   Financial Statements:
            Independent Auditors' Report
            Consolidated Balance Sheets at April 30, 1999 and 1998
            Consolidated Statements of Operations for the Years Ended April 30,
               1999, 1998 and 1997
            Consolidated Statements of Shareholders' Equity for the Years
                Ended April 30, 1999, 1998 and 1997
            Consolidated Statements of Cash Flows for the Years Ended April 30,
                1999, 1998 and 1997
            Notes to Consolidated Financial Statements

      2.  Financial Statement Schedules:
            Schedule II - Valuation and Qualifying Accounts
            Schedule III - Real Estate and Accumulated Depreciation

      3.  Exhibits:

          Exhibit No.
           3a.    Articles of Incorporation (1)
           3b.    Restated Bylaws (2), Amendment to Bylaws (9)
           10a.   Project Financing Agreement by and among Development
                  Authority of Fulton County, Abrams Fixture Corporation,
                    and SunTrust Bank, dated as of June 3, 1985 (3)
           10b.   Abrams Industries, Inc. 1986 Key Employee Incentive Stock
                    Option Plan (4), as amended by Amendment No. 1 to
                  Abrams Industries, Inc. 1986 Key Employee Stock Option Plan,
                    dated May 24, 1988#
           10c.   Directors' Deferred Compensation Plan (5)#
           10d.   Edward M. Abrams Split Dollar Life Insurance Agreement dated
                    July 29, 1991 (6)#
           10e.   Joseph H. Rubin Split Dollar Life Insurance Agreement dated
                    August 27, 1991 (6)#
           10f.   Bernard W. Abrams Split Dollar Life Insurance Agreement dated
                    July 16, 1993 (7)#
           10g.   Bernard W. Abrams Employment Agreement dated August 23,
                    1995 (8)#
           10h.   Edward M. Abrams Employment Agreement dated November 18,
                    1998 #
           10i.   Lease Agreement between Development Authority of Douglas
                    County, Georgia, and Abrams Riverside, LLC, dated
                    as of November 1, 1997
           10j.   Letter of Credit and Reimbursement Agreement by and between
                    Abrams Riverside, LLC, and NationsBank, N.A.,
                    dated as of November 1, 1997.
           10k.   Amendment to Letter of Credit and Reimbursement Agreement
                    dated September 1, 1998
           10l.   Second Amendment to Letter of Credit and Reimbursement
                    Agreement dated as of October 31, 1998
           10m.   Guaranty dated as of November 1, 1997, executed and
                    delivered by Abrams Properties, Inc. (the Guarantor) in favor of NationsBank, N.A.
           10n.   Guaranty dated as of November 1, 1997, executed and delivered by Abrams Industries, Inc. (the Guarantor) in favor of NationsBank, N.A.
           13.    Annual Report to Shareholders for the fiscal year ended
                    April 30, 1999
           21.    List of the Company's Subsidiaries
           27.    Financial Data Schedule (For SEC use only)
           99.    Proxy Statement for 1999 Annual Meeting of Shareholders*

           Explanation of Exhibits
               (1) These exhibits are incorporated by reference to the
                     Company's Form 10-K for the year ended April 30, 1985.
               (2) This exhibit is incorporated by reference to the Company's
                     Form 10-K for the year ended April 30, 1997.
               (3) This exhibit is incorporated by reference to the Company's
                     Form 10-Q for the quarter ended July 31, 1985.
               (4) This exhibit is incorporated by reference to the Company's
                     Form 10-K for the year ended April 30, 1986.
               (5) This exhibit is incorporated by reference to the Company's
                     Form 10-K for the year ended April 30, 1991.
               (6) These exhibits are incorporated by reference to the
                     Company's Form 10-K for the year ended April 30, 1993.
               (7) This exhibit is incorporated by reference to the Company's
                     Form 10-K for the year ended April 30, 1994.
               (8) This exhibit is incorporated by reference to the Company's
                     Form 10-Q for the quarter ended October 31, 1995.
               (9) This exhibit is incorporated by reference to the Company's
                     Form 10-K for the year ended April 30, 1998.
               #   Management compensatory plans or arrangement.
               *   To be filed by amendment.

(b)  Reports on Form 8-K:  None filed during the fourth  quarter of fiscal 1999.
(c) The Company hereby files as exhibits to this Annual Report on Form 10-K the exhibits set forth in Item 14(a)3 hereof.
(d) The Company hereby files as financial statement schedules to this Annual Report on Form 10-K the financial statement schedules set forth in Item 14(a)2 hereof.



                                   SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 ABRAMS INDUSTRIES, INC.

Dated: July 22, 1999                            By: /s/ Alan R. Abrams
                                                   ----------------------------
                                                        Alan R. Abrams
                                                        Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: July 22, 1999                                   /s/ Alan R. Abrams
                                                       -----------------------------------------
                                                           Alan R. Abrams
                                                           Co-Chairman of the Board of Directors,
                                                           Chief Executive Officer

Dated: July 22, 1999                                  /s/  J. Andrew Abrams
                                                       -----------------------------------------
                                                           J. Andrew Abrams
                                                           Co-Chairman of the Board of Directors,
                                                           President and Chief Operating Officer

Dated: July 22, 1999                                  /s/  Edward M. Abrams
                                                       -----------------------------------------
                                                           Edward M. Abrams
                                                           Director, Chairman of the Executive Committee

Dated: July 22, 1999                                  /s/  Bernard W. Abrams
                                                       -----------------------------------------
                                                           Bernard W. Abrams
                                                           Director, Chairman Emeritus of the
                                                           Executive Committee

Dated: July 22, 1999                                  /s/  Paula Lawton-Bevington
                                                       -----------------------------------------
                                                           Paula Lawton-Bevington
                                                           Director

Dated: July 22, 1999                                  /s/  Donald W. MacLeod
                                                       -----------------------------------------
                                                           Donald W. MacLeod
                                                           Director

Dated: July 22, 1999                                  /s/  Anthony Montag
                                                       -----------------------------------------
                                                           Anthony Montag
                                                           Director

Dated: July 22, 1999                                  /s/  Joseph H. Rubin
                                                       -----------------------------------------
                                                           Joseph H. Rubin
                                                           Director

Dated: July 22, 1999                                  /s/  Felker W. Ward, Jr.
                                                       -----------------------------------------
                                                           Felker W. Ward, Jr.
                                                           Director

Dated: July 22, 1999                                  /s/  Melinda S. Garrett
                                                       -----------------------------------------
                                                           Melinda S. Garrett
                                                           Chief Financial Officer and
                                                           Chief Accounting Officer

                                 EXHIBIT INDEX
Exhibit No.        Description
-----------        -----------

   10h.            Edward M. Abrams Employment Agreement dated November 18,
                   1998

   10i. Lease Agreement between Development Authority of Douglas County, Georgia, and Abrams Riverside, LLC, dated as of November 1, 1997

   10j. Letter of Credit and Reimbursement Agreement by and between Abrams Riverside, LLC, and NationsBank, N.A., dated as of November 1, 1997.

   10k. Amendment to Letter of Credit and Reimbursement Agreement dated September 1, 1998

   10l. Second Amendment to Letter of Credit and Reimbursement Agreement dated as of October 31, 1998

   10m. Guaranty dated as of November 1, 1997, executed and delivered by Abrams Properties, Inc. (the Guarantor) in favor of NationsBank, N.A.

   10n. Guaranty dated as of November 1, 1997, executed and delivered by Abrams Industries, Inc. (the Guarantor) in favor of NationsBank, N.A.

   13.             Annual Report to Shareholders for the fiscal year ended
                   April 30, 1999

   21.             List of the Company's Subsidiaries

   27.             Financial Data Schedule (For SEC use only)