Form 10-K/A
period 1999-04-30
ABRAMS INDUSTRIES INC
filed 1999-08-30
CIK 1923

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                   FORM 10-K/A


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

                                    PART III


   ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a) The following documents are filed as part of this Annual Report on Form 10-K:


     1.   Financial Statements:
            Independent Auditors' Report
            Consolidated Balance Sheets at April 30, 1999 and 1998
            Consolidated Statement of Operations for the Years Ended April 30,
               1999, 1998 and 1997
            Consolidated Statements of Shareholders' Equity for the Years
                Ended April 30, 1999, 1998 and 1997
            Consolidated Statements of Cash Flows for the Years Ended April 30,
                1999, 1998 and 1997
            Notes to Consolidated Financial Statements

      2.  Financial Statement Schedules:
            Schedule II - Valuation and Qualifying Accounts
            Schedule III - Real Estate and Accumulated Depreciation

      3.  Exhibits:

          Exhibit No.
           3a.    Articles of Incorporation (1)
           3b.    Restated Bylaws (2), Amendment to Bylaws (9)
           10a.   Project Financing Agreement by and among Development
                  Authority of Fulton County, Abrams Fixture Corporation,
                    and SunTrust Bank, dated as of June 3, 1985 (3)
           10b.   Abrams Industries, Inc. 1986 Key Employee Incentive Stock
                    Option Plan (4), as amended by Amendment No. 1 to
                  Abrams Industries, Inc. 1986 Key Employee Stock Option Plan,
                    dated May 24, 1988#
           10c.   Directors' Deferred Compensation Plan (5)#
           10d.   Edward M. Abrams Split Dollar Life Insurance Agreement dated
                    July 29, 1991 (6)#
           10e.   Joseph H. Rubin Split Dollar Life Insurance Agreement dated
                    August 27, 1991 (6)#
           10f.   Bernard W. Abrams Split Dollar Life Insurance Agreement dated
                    July 16, 1993 (7)#
           10g.   Bernard W. Abrams Employment Agreement dated August 23,
                    1995 (8)#
           10h.   Edward M. Abrams Employment Agreement dated November 18,
                    1998 #
           10i.   Lease Agreement between Development Authority of Douglas
                    County, Georgia, and Abrams Riverside, LLC, dated
                    as of November 1, 1997
           10j. Letter of Credit and Reimbursement Agreement by and between Abrams Riverside, LLC, and NationsBank, N.A., * dated as of November 1, 1997.
           10k.   Amendment to Letter of Credit and Reimbursement Agreement
                    dated September 1, 1998
           10l.   Second Amendment to Letter of Credit and Reimbursement
                    Agreement dated as of October 31, 1998
           10m.     Guaranty  dated  as  of  November  1,  1997,   executed  and
                    delivered by Abrams Properties, Inc. (the Guarantor) in favor of NationsBank, N.A.
           10n.     Guaranty  dated  as  of  November  1,  1997,   executed  and
                    delivered by Abrams Industries, Inc. (the Guarantor) in favor of NationsBank, N.A.
           13.    Annual Report to Shareholders for the fiscal year ended
                    April 30, 1999
           21. List of the Company's  Subsidiaries
           27. Financial Data Schedule (For SEC use only)
           99. Proxy  Statement  for 1999 Annual  Meeting of Shareholders

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



                                             ABRAMS INDUSTRIES, INC.
                                             -----------------------
                                                  (Registrant)


Date: August 30, 1999
      --------------                         -----------------------
                                             Alan R. Abrams
                                             Chief Executive Officer



Date: August 30, 1999
      --------------                          ----------------------
                                              Melinda S. Garrett
                                              Chief Financial Officer
                                                and Chief Accounting Officer

                                 EXHIBIT INDEX
Exhibit No.        Description
-----------        -----------

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


   99.             Proxy Statement for 1999 Annual Meeting of Shareholders