Form 10-Q
period 1999-07-31
ABRAMS INDUSTRIES INC
filed 1999-09-14
CIK 1923

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q
                                QUARTERLY REPORT


                       Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

For the Quarter Ended                                      Commission File No.
   JULY 31, 1999                                                0-10146
---------------------                                      -------------------

                             ABRAMS INDUSTRIES, INC.
             (Exact name of Registrant as specified in its charter)



          Georgia                                       58-0522129
-------------------------------           ------------------------------------
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
incorporation or organization)


              1945 The Exchange, Suite 300, Atlanta, Georgia 30339
              ----------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (770) 953-0304
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

                                       N/A
              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes /x/ No / /

The number of shares of $1.00 par value Common Stock of the Registrant outstanding as of August 31, 1999, was 2,936,356.

                                   PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
----------------------------

                                      ABRAMS INDUSTRIES, INC.
                                    CONSOLIDATED BALANCE SHEETS
                                            (UNAUDITED)

                                                                  JULY 31, 1999     APRIL 30, 1999
                                                                  --------------    -------------
ASSETS
CURRENT ASSETS
    Cash and cash equivalents                                    $   3,498,686      $   7,448,551
    Receivables (note 2)                                            29,657,498         31,402,635
          Less: Allowance for doubtful accounts                       (160,980)          (122,396)
    Inventories, net (note 3)                                        3,103,508          2,972,663
    Costs and earnings in excess of billings                         3,412,013          3,188,100
    Property held for sale                                           1,694,932          5,268,478
    Deferred income taxes                                              820,829            820,829
    Other                                                            1,053,977            599,715
                                                                 -------------      -------------
        Total current assets                                        43,080,463         51,578,575
                                                                 -------------      -------------

INCOME-PRODUCING PROPERTIES, net                                    61,050,562         52,311,607
PROPERTY, PLANT AND EQUIPMENT, net                                  12,269,307         12,368,396
LAND HELD FOR FUTURE DEVELOPMENT OR SALE                             4,204,441          4,237,845
OTHER ASSETS
    Notes receivable                                                   268,698            297,209
    Cash surrender value of life insurance on officers, net          1,502,163          1,473,963
    Deferred loan costs, net                                           877,673            788,356
    Other                                                            3,295,450          3,076,589
                                                                 -------------      -------------
                                                                 $ 126,548,757      $ 126,132,540
                                                                 =============      =============

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
    Trade and subcontractors payables                            $  20,750,267      $  18,391,697
    Billings in excess of costs and earnings                         3,314,480          2,947,814
    Accrued expenses                                                 2,873,854          5,202,597
    Deferred income                                                    796,913            225,888
    Short-term borrowings                                            1,357,708          8,048,222
    Current maturities of long-term debt                             1,714,483          6,876,455
                                                                 -------------      -------------
        Total current liabilities                                   30,807,705         41,692,673
                                                                 -------------      -------------

DEFERRED INCOME TAXES                                                3,849,809          2,910,771
OTHER LIABILITIES                                                    3,808,115          1,702,048
MORTGAGE NOTES PAYABLE, less current maturities                     34,680,123         27,447,977
OTHER LONG-TERM DEBT, less current maturities                       29,004,286         29,106,511
                                                                 -------------      -------------
        Total liabilities                                          102,150,038        102,859,980
                                                                 -------------      -------------

SHAREHOLDERS' EQUITY
    Common stock, $1 par value; authorized 5,000,000 shares;
      3,014,039 issued and 2,936,356 outstanding                     3,014,039          3,014,039
    Additional paid-in capital                                       2,019,690          2,019,690
    Retained earnings                                               19,777,541         18,651,382
                                                                 -------------      -------------
                                                                    24,811,270         23,685,111
         Less cost of treasury stock                                   412,551            412,551
                                                                 -------------      -------------
      Total shareholders' equity                                    24,398,719         23,272,560
                                                                 -------------      -------------
                                                                 $ 126,548,757      $ 126,132,540
                                                                 =============      =============

See accompanying notes to consolidated financial statements.

                                 ABRAMS INDUSTRIES, INC.
                           CONSOLIDATED STATEMENTS OF OPERATIONS
                                        (UNAUDITED)

                                                                FIRST QUARTER ENDED
                                                                     JULY 31,
                                                          --------------------------------
                                                               1999               1998
                                                          -------------      -------------
REVENUES
    Construction                                           $ 43,804,204      $ 47,152,931
    Manufacturing                                             4,332,121         2,532,136
    Real estate                                              10,026,252         3,269,997
                                                           ------------      ------------
                                                             58,162,577        52,955,064
        Less: Intersegment eliminations                        (413,543)       (1,214,257)
                                                           ------------      ------------
                                                             57,749,034        51,740,807
    Interest                                                     94,345           152,426
    Other                                                        62,068            10,706
                                                           ------------      ------------
                                                             57,905,447        51,903,939
                                                           ------------      ------------
COSTS AND EXPENSES
    Applicable to REVENUES--
      Construction                                           42,213,068        45,250,251
      Manufacturing                                           3,500,045         2,533,132
      Real estate, exclusive of interest                      5,753,851         1,754,390
                                                           ------------      ------------
                                                             51,466,964        49,537,773
        Less: Intersegment eliminations                        (463,474)       (1,170,374)
                                                           ------------      ------------
                                                             51,003,490        48,367,399
                                                           ------------      ------------
    Selling, shipping, general and administrative
      Construction                                              785,903           912,215
      Manufacturing                                           1,009,431         1,032,731
      Real estate                                               963,598           639,575
      Parent                                                  1,166,594           534,434
                                                           ------------      ------------
                                                              3,925,526         3,118,955
        Less: Intersegment eliminations                        (266,154)         (362,619)
                                                           ------------      ------------
                                                              3,659,372         2,756,336
                                                           ------------      ------------

    Interest costs incurred, less interest capitalized        1,248,638         1,263,219
                                                           ------------      ------------
                                                             55,911,500        52,386,954
                                                           ------------      ------------

EARNINGS (LOSS) BEFORE INCOME TAXES                           1,993,947          (483,015)

INCOME TAX EXPENSE (BENEFIT)                                    750,328          (176,000)
                                                           ------------      ------------

NET EARNINGS (LOSS)                                        $  1,243,619      $   (307,015)
                                                           ============      ============

NET EARNINGS (LOSS) PER SHARE -- BASIC AND DILUTED         $       0.42      $       (.10)
                                                           ============      ============
DIVIDENDS PER SHARE                                        $        .04      $        .05
                                                           ============      ============
WEIGHTED AVERAGE SHARES OUTSTANDING                           2,936,356         2,936,356
                                                           ============      ============

See accompanying notes to consolidated financial statements.

                                          ABRAMS INDUSTRIES, INC.
                                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                 (UNAUDITED)

                                                                               FIRST QUARTER ENDED JULY 31,
                                                                             -------------------------------
                                                                                1999              1998
                                                                             -----------     ---------------
Cash flows from operating activities
    Net earnings (loss)                                                      $ 1,243,619      $   (307,015)
    Adjustments to reconcile net earnings to net cash
      provided by operating activities:
        Depreciation and amortization                                            820,592           780,725
        Deferred tax expense                                                     939,038              --
        Gain on sales of real estate and property, plant and equipment        (2,974,931)             --
        Decrease (increase) in assets
            Receivables                                                        1,783,720        (6,882,077)
            Inventories                                                         (130,845)         (260,909)
            Costs and earnings in excess of billings                            (223,913)        1,538,465
            Other current assets                                                (454,262)         (555,507)
            Other assets                                                        (218,493)         (250,896)
       Increase (decrease) in liabilities
            Accounts payable                                                   2,358,570         3,208,351
            Billings in excess of costs and earnings                             366,666           790,198
            Accrued expenses                                                  (2,328,743)       (3,956,290)
            Deferred income                                                      571,025              --
            Other liabilities                                                    223,111           154,917
                                                                             -----------      ------------
      Net cash provided by (used in) operating activities                      1,975,154        (5,740,038)
                                                                             -----------      ------------

Cash flows from investing activities:
    Proceeds from sales of real estate and property, plant and equipment       6,581,881              --
    Additions to properties, property, plant and equipment, net               (9,380,515)       (2,161,963)
                                                                             -----------      ------------
      Net cash used in investing activities                                   (2,798,634)       (2,161,963)
                                                                             -----------      ------------

Cash flows from financing activities:
    Net short-term borrowings                                                 (6,690,514)             --
    Debt proceeds                                                              9,500,000           380,472
    Debt repayments                                                           (5,649,095)         (587,285)
    Additions to deferred loan costs                                            (169,322)          (28,561)
    Cash dividends                                                              (117,454)         (146,818)
                                                                             -----------      ------------
      Net cash used in financing activities                                   (3,126,385)         (382,192)
                                                                             -----------      ------------

Net decrease in cash and cash equivalents                                     (3,949,865)       (8,284,193)
Cash and cash equivalents at beginning of period                               7,448,551        13,240,471
                                                                             -----------      ------------
Cash and cash equivalents at end of period                                   $ 3,498,686      $  4,956,278
                                                                             ===========      ============

Supplemental schedule of cash flow information:
    Interest paid, net of amounts capitalized                                $ 1,281,208      $  1,342,256
                                                                             ===========      ============
    Income taxes paid, net of refunds                                        $    34,847      $    116,101
                                                                             ===========      ============

See accompanying notes to consolidated financial statements.

                             ABRAMS INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        JULY 31, 1999 AND APRIL 30, 1999
                                   (UNAUDITED)

NOTE 1.  UNAUDITED STATEMENTS
-----------------------------

       The accompanying unaudited consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principles, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, the accompanying financial statements contain all adjustments, which consist solely of normal recurring accruals, necessary for a fair statement of the results for the interim periods presented. These financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report to Shareholders for the year ended April 30, 1999. Results of operations for interim periods are not necessarily indicative of annual results.

NOTE 2.  RECEIVABLES
--------------------

       All contract and trade receivables are expected to be collected within one year.

NOTE 3.  INVENTORIES
--------------------

       The classes of inventory are as follows:

                                        July 31, 1999         April 30, 1999
                                        -------------         --------------
     Finished goods                       $  848,280            $1,268,048
     Work in process                       1,227,634               845,495
     Raw materials                         1,027,594               859,120
                                           ---------            ----------
                                          $3,103,508            $2,972,663
                                          ==========            ==========


NOTE 4.  REAL ESTATE DISPOSITION AND ACQUISITION
------------------------------------------------


       In May 1999, the Company sold its shopping center located in Newnan, Georgia. The sale was structured as a tax-deferred, like-kind exchange pursuant to Internal Revenue Code Section 1031, which allows a deferral of the tax gain if the Company utilizes the proceeds of the sale to purchase other real estate within 180 days of the sale. The proceeds were used in July 1999, to purchase an approximately 174,000 square foot shopping center located in Jacksonville, Florida for $9,000,000. The purchase was also financed with cash held by the Company, and the Company's lines of credit. Subsequently, the Company closed on a permanent mortgage loan secured by the property and used the proceeds to pay back the lines of credit. The permanent loan, in the amount of $9,500,000, bears interest at 7.375% and is scheduled to be fully amortized over twenty years. Loan proceeds received in excess of the purchase price were used to pay financing costs and are available for use for tenant improvements and commissions on new leases. The loan may be called at any time by the lender after September 1, 2002. If the loan were called, the Company would have up to thirteen months to prepay the loan without penalty. In conjunction with the loan, an Additional Interest Agreement was executed which entitles the lender to be paid additional interest equal to fifty percent of the quarterly net cash flow and fifty percent of the appreciation in the property upon sale or refinance.

ITEM 2. MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
        ------------------------------------------------------------------------
OF OPERATIONS.
-------------

Changes in  CONSOLIDATED  BALANCE  SHEETS  between April 30, 1999,  and July 31,
--------------------------------------------------------------------------------
1999.
-----

         Accounts   receivable   decreased   by   $1,745,137   and   Trade   and
subcontractors payable increased by $2,358,570 primarily because of the timing of the submission and payment of invoices for construction work performed.

         Property held for sale decreased $3,573,546 primarily as a result of the sale of a shopping center in Newnan, Georgia.

       Income-producing properties increased by $8,738,955 primarily as a result of the purchase of an approximately 174,000 square foot shopping center in Jacksonville, Florida. Publix Super Markets previously leased approximately 86,000 square feet of space in the center, which it has vacated, while remaining fully obligated under its lease until August 2010.

       Short term borrowings decreased by $6,690,514 primarily due to repayments on the lines of credit. On April 30,1999, in order to facilitate the sale of the Newnan, Georgia shopping center, the Company drew $5,600,000 on the lines of credit to have funds available to pay the related mortgage debt. This draw was repaid in May 1999.

       Accrued expenses decreased by $2,328,743 because of the payment of year-end accruals.

       Current maturities of long-term debt decreased by $5,161,972 primarily as a result of the payoff of the related mortgage loan upon the sale of the Newnan, Georgia shopping center.

       Deferred income taxes increased by $939,038 reflecting the income tax deferral of the gain on the sale of the Newnan, Georgia property. This transaction was structured as a like-kind exchange pursuant to Internal Revenue Code Section 1031, which allows a deferral of the recognition of the tax gain if the Company utilizes the proceeds of the sale to purchase other real estate within 180 days of the sale. Management believes it has complied with the provisions of Internal Revenue Code Section 1031 and thus will defer federal tax on the gain of this sale.

       Other liabilities (long-term) increased by $2,106,067 primarily as a result of the participation liability related to the participating mortgage loan placed on the newly acquired Jacksonville center discussed above.

       Mortgage notes payable, less current maturities, increased $7,232,146 primarily as a result of the placement of the loan on the newly acquired shopping center in Jacksonville, Florida, as discussed above.



Results of  operations  of first  quarter  fiscal 2000 compared to first quarter
--------------------------------------------------------------------------------
fiscal 1999.
------------
                                    REVENUES

       For the first quarter 2000, Consolidated REVENUES, including Interest income and Other income and net of intersegment eliminations, were $57,905,447, compared to $51,903,939 for the first quarter 1999, an increase of 12%.

       The  figures  in  Chart  A  are  Segment  revenues  before   Intersegment
eliminations and do not include Interest income or Other income.

                                               CHART A
                                      REVENUE SUMMARY BY SEGMENT
                                        (Dollars in Thousands)

                                      First Quarter Ended
                                            July 31,                        Amount         Percent
                                  --------------------------               Increase        Increase
                                    1999              1998                (Decrease)      (Decrease)
                                  --------          --------             -----------      ----------
Construction <F1>                 $ 43,804          $ 47,153            $     (3,349)         (7)
Manufacturing <F2>                   4,332             2,532                   1,800          71
Real Estate <F3>                    10,027             3,270                   6,757         207
                                  --------          --------            ------------
                                  $ 58,163          $ 52,955            $      5,208          10
                                  ========          ========            ============




                                NOTES TO CHART A

<F1>   REVENUES for first  quarter  2000 were lower than those of first  quarter
       1999 because of a decrease in sales to an existing customer, partially offset by an increase in sales to new and other existing customers.

<F2>   REVENUES for first  quarter  2000 were higher than those of first quarter
       1999 primarily because of increased orders from two major customers. In the first quarter 1999, the manufacturing segment had a decline in sales orders during its move into its new facility.

<F3>   REVENUES for first  quarter 2000 were higher than those of first  quarter
       1999 primarily due to the sale of the Newnan, Georgia shopping center. There were no real estate sales in first quarter 1999.

       The following table indicates the backlog of contracts, orders and expected rentals for the next twelve months by industry segment:


                                                     July 31
                                          ----------------------------
                                              1999              1998
                                          -----------      -----------
          Construction                    $50,778,000      $50,481,000
          Manufacturing                     9,614,000        4,180,000
          Real Estate                      11,154,000       10,278,000
                                          -----------      -----------
                  Total Backlog           $71,546,000      $64,939,000
                                          ===========      ===========


                   COSTS AND EXPENSES: Applicable to REVENUES

       As a percentage of Segment REVENUES (See Chart A) for the first quarters of fiscal years 2000 and 1999, the applicable COSTS AND EXPENSES (See Chart B) were 88% and 94%, respectively.

         The figures in Chart B are prior to Intersegment eliminations.


                                                        CHART B
                             COSTS AND EXPENSES APPLICABLE TO REVENUES SUMMARY BY SEGMENT
                                                (Dollars in Thousands)
-
                                                                              Percent of Segment Revenues
                                           First Quarter Ended                  For First Quarter Ended
                                                 July 31,                              July 31,
                                       --------------------------            ----------------------------
                                          1999              1998               1999              1998
                                       ---------         --------             ------            ------
Construction                             $42,213         $ 45,250               96                96
Manufacturing <F1>                         3,500            2,533               81               100
Real Estate <F2>                           5,754            1,755               57                54
                                         -------         --------
                                         $51,467         $ 49,538               88                94
                                         =======         ========


                                NOTES TO CHART B

<F1>  The  decrease  in the  percentage  of COSTS AND  EXPENSES:  Applicable  to
      REVENUES for first quarter 2000 compared to first quarter 1999 was due to an improvement in manufacturing efficiencies in the current period after experiencing a disruption in the prior year caused by the relocation of the manufacturing facility.

<F2>  The increase in the dollar  amount of COSTS AND  EXPENSES:  Applicable  to
      REVENUES for first quarter 2000 compared to first quarter 1999 was primarily attributable to the sale of the Newnan, Georgia shopping center.

             SELLING, SHIPPING, GENERAL AND ADMINISTRATIVE EXPENSES

       For the first quarter 2000 and the first quarter 1999, Selling, shipping, general and administrative expenses, prior to intersegment eliminations, were $3,925,526 and $3,118,955, respectively. As a percentage of Consolidated REVENUES, these expenses were 7% and 6%, respectively. In reviewing Chart C, the reader should recognize that the volume of revenues generally will affect the amounts and percentages. The percentages in Chart C are based upon expenses as they relate to Segment REVENUES (Chart A) prior to Intersegment eliminations, except that Parent and Total expenses relate to Consolidated REVENUES.


                                                   CHART C
                      SELLING, SHIPPING, GENERAL AND ADMINISTRATIVE EXPENSES BY SEGMENT
                                           (Dollars in Thousands)

                                                                         Percent of Segment Revenues
                                       First Quarter Ended                 For First Quarter Ended
                                              July 31,                              July 31,
                                     -------------------------           ---------------------------
                                      1999                1998                1999            1998
                                     ------             ------               ------          ------
Construction                         $  786             $  912                  2               2
Manufacturing                         1,009              1,033                 23              41
Real Estate  <F1>                       964                640                 10              20
Parent       <F2>                     1,167                534                  2               1
                                     ------             ------
                                     $3,926             $3,119                  7               6
                                     ======             ======

                                NOTES TO CHART C

<F1>   On a dollar amount basis, Selling,  shipping,  general and administrative expenses were higher for first quarter 2000 compared to first quarter 1999 primarily because of an increase in incentive compensation.

<F2>   On  a  dollar  and  percentage  basis,  Selling,  shipping,  general  and administrative expenses were higher for first quarter 2000 compared to first quarter 1999 primarily because of (a) increased rent expense and
       (b) the accrual of severance and consulting fees payable to the Company's former CEO. The increase in rent expense was primarily a result of rent reimbursements paid by the Parent to the manufacturing segment. The manufacturing segment is paying rent on its facility to the real estate segment, the owner of the facility. The Parent, upon receipt of payment from the real estate segment, is reimbursing part of the manufacturing segment's rental payment. The reimbursement is equal to the difference between the rental expense and the debt service on the facility paid by the real estate segment.

Liquidity and capital resources.
--------------------------------

       Between April 30, 1999, and July 31, 1999, working capital increased by $2,386,856. Operating activities provided cash of $1,975,154. Investing activities used cash of $2,798,634 primarily for the purchase of the shopping center in Jacksonville, Florida, which was partially offset by proceeds from the sale of the Newnan, Georgia shopping center. Financing activities used cash of $3,126,385 primarily for repayments on the Company's lines of credit and the payoff of the mortgage on the Newnan center. The proceeds of the mortgage loan on the newly acquired Jacksonville center partially offset this usage of cash.

       At July 31, 1999, the Company and its subsidiaries had available unsecured committed lines of credit totaling $13,000,000, of which $243,022 was outstanding, $12,256,978 was available, and $500,000 was reserved for a letter of credit issued as security for a mortgage loan on an Income-producing property. The letter of credit has been extended until November 2000, at which time it will be used to pay down the mortgage loan if certain leasing requirements are not attained. In addition, the Company has a committed line of credit totaling $2,500,000, secured by the Manufacturing Segment's inventory and receivables, of which $1,114,686 was outstanding.

Year 2000
---------

       The Year 2000 has presented a problem for companies who use computer systems that were developed without the ability to properly recognize and process data relating to the Year 2000 and beyond. Such systems may include hardware, software and other telecommunications information systems (IT), as well as computer systems that do not relate to information technology, such as building and other ancillary systems (non-IT). The Company, its vendors, suppliers, and other significant third party service providers are all exposed to the potential disruption of operations if such systems are not replaced or remediated.

       The Company has substantially completed its assessment and remediation efforts for achieving Year 2000 compliance in its IT and non-IT systems. All computer hardware and software have been inventoried and tested. The Construction Segment has purchased a new Year 2000 compliant accounting software package and upgraded its computer hardware system. The cost of the software and hardware and the installation thereof is not considered to be material. The Company installed the new hardware and software during the second quarter 1999 and began using it in the third quarter 1999. The Manufacturing Segment, at a nominal cost, upgraded its current accounting software to be Year 2000 compliant in July 1999, and the Real Estate Segment's accounting software is Year 2000 compliant. Other non-compliant hardware and software review and remediation costs are considered to be minimal.

       The Company has conducted a written survey of its IT and non-IT significant third party vendors and service providers to determine their Year 2000 compliance status. The responses have indicated these businesses will be substantially compliant on a timely basis. The Company, however, cannot ensure that various third parties with which it deals will be Year 2000 compliant. The failure of various third parties, such as banks, significant customers, tenants and vendors to become Year 2000 compliant on a timely basis could have an adverse impact on the Company's business.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
-------------------------------------------------------------------

       Quantitative and qualitative disclosures about market risk were disclosed as required in Form 10-K for fiscal year ended April 30, 1999. In July 1999, the Company entered into a mortgage loan agreement secured by the newly acquired Jacksonville shopping center. The permanent loan, in the amount of $9,500,000, bears interest at 7.375% and is scheduled to be fully amortized over twenty years. The loan may be called at any time by the lender after September 1, 2002. If the loan were called, the Company would have up to thirteen months to prepay the loan without penalty. In conjunction with the loan, an Additional Interest Agreement was executed which entitles the lender to be paid additional interest equal to fifty percent of the quarterly net cash flow and fifty percent of the appreciation in the property upon sale or refinance.

                           PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

(a)   Exhibit 27 - Financial Data Schedule (For SEC Use Only).

(b) The Registrant has not filed any reports on form 8-K during the quarter ended July 31, 1999.



                                   SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                        ABRAMS INDUSTRIES, INC.
                                                        -----------------------
                                                             (Registrant)


Date: September 13, 1999                                 /s/ Alan R. Abrams
      ------------------                               -----------------------
                                                         Alan R. Abrams
                                                        Chief Executive Officer



Date: September 13, 1999                                 /S/ Melinda S. Garrett
      ------------------                                -----------------------
                                                        Melinda S. Garrett
                                                        Chief Financial Officer