Form 10-Q
period 1999-10-31
ABRAMS INDUSTRIES INC
filed 1999-12-15
CIK 1923

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q
                                QUARTERLY REPORT


                       Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

For the Quarter Ended                                  Commission File No.
  October 31, 1999                                         0-10146
---------------------                                  -------------------

                             ABRAMS INDUSTRIES, INC.
             (Exact name of Registrant as specified in its charter)



           Georgia                                     58-0522129
-------------------------------            ------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)


              1945 The Exchange, Suite 300, Atlanta, Georgia    30339
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

                                   Yes /x/   No / /

The number of shares of $1.00 par value Common Stock of the Registrant outstanding as of November 30, 1999, was 2,936,356.

                                           ABRAMS INDUSTRIES, INC.
                                         CONSOLIDATED BALANCE SHEETS
                                                 (UNAUDITED)

                                                                      OCTOBER 31, 1999        APRIL 30, 1999
                                                                      ----------------        --------------
ASSETS
------
CURRENT ASSETS
    Cash and cash equivalents                                         $   3,615,991           $   7,448,551
    Receivables (note 2)                                                 28,370,666              31,402,635
          Less: Allowance for doubtful accounts                            (111,730)               (122,396)
    Inventories, net (note 3)                                             3,470,258               2,972,663
    Costs and earnings in excess of billings                              4,864,294               3,188,100
    Condemnation Receivable (note 4)                                      4,500,000                    --
    Property held for sale (notes 4 and 5)                                  521,282               5,268,478
    Deferred income taxes                                                   820,829                 820,829
    Other                                                                 1,241,050                 599,715
                                                                      -------------           -------------
        Total current assets                                             47,292,640              51,578,575
                                                                      -------------           -------------

INCOME-PRODUCING PROPERTIES, net (note 5)                                60,670,417              52,311,607
PROPERTY, PLANT AND EQUIPMENT, net                                       12,072,118              12,368,396
LAND HELD FOR FUTURE DEVELOPMENT OR SALE                                  3,716,564               4,237,845
OTHER ASSETS
    Notes receivable                                                        230,405                 297,209
    Cash surrender value of life insurance on officers, net               1,339,085               1,473,963
    Deferred loan costs, net                                                828,529                 788,356
    Other                                                                 2,819,650               3,076,589
                                                                      -------------           -------------
                                                                      $ 128,969,408           $ 126,132,540
                                                                      =============           =============

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
CURRENT LIABILITIES
    Trade and subcontractors payables                                 $  21,062,688           $  18,391,697
    Billings in excess of costs and earnings                              2,697,027               2,947,814
    Accrued expenses                                                      3,635,361               5,202,597
    Deferred income                                                         486,038                 225,888
    Deferred gain on sale of asset (note 4)                               2,764,216                    --
    Short-term borrowings                                                 1,651,880               8,048,222
    Current maturities of long-term debt                                  1,659,694               6,876,455
                                                                      -------------           -------------
        Total current liabilities                                        33,956,904              41,692,673
                                                                      -------------           -------------

DEFERRED INCOME TAXES                                                     3,849,809               2,910,771
OTHER LIABILITIES                                                         3,375,402               1,702,048
MORTGAGE NOTES PAYABLE, less current maturities                          34,492,852              27,447,977
OTHER LONG-TERM DEBT, less current maturities                            28,864,496              29,106,511
                                                                      -------------           -------------
        Total liabilities                                               104,539,463             102,859,980
                                                                      -------------           -------------

SHAREHOLDERS' EQUITY
    Common stock, $1 par value; authorized 5,000,000 shares;
      3,014,039 issued and 2,936,356 outstanding                          3,014,039               3,014,039
    Additional paid-in capital                                            2,019,690               2,019,690
    Retained earnings                                                    19,808,767              18,651,382
                                                                      -------------           -------------
                                                                         24,842,496              23,685,111
         Less cost of treasury stock                                        412,551                 412,551
                                                                      -------------           -------------
      Total shareholders' equity                                         24,429,945              23,272,560
                                                                      -------------           -------------
                                                                      $ 128,969,408           $ 126,132,540
                                                                      =============           =============

See accompanying notes to consolidated financial statements.

                                                       ABRAMS INDUSTRIES, INC.
                                                CONSOLIDATED STATEMENTS OF OPERATIONS
                                                             (UNAUDITED)
                                                                    SECOND QUARTER ENDED                  SIX MONTHS ENDED
                                                                         OCTOBER 31,                         OCTOBER 31,
                                                             -------------------------------      --------------------------------
                                                                 1999              1998                1999               1998
                                                             ------------      -------------      -------------      -------------
REVENUES
    Construction                                             $ 44,612,384      $  49,232,869      $  88,416,588      $  96,385,800
    Manufacturing (note 7)                                      4,120,626          4,606,781          8,452,747          7,138,917
    Real estate                                                 3,450,239          3,509,943         13,476,491          6,779,940
                                                             ------------      -------------      -------------      -------------
                                                               52,183,249         57,349,593        110,345,826        110,304,657
        Less: Intersegment eliminations                          (405,573)          (757,464)          (819,116)        (1,971,721)
                                                             ------------      -------------      -------------      -------------
                                                               51,777,676         56,592,129        109,526,710        108,332,936
    Interest                                                       78,186            118,407            172,531            270,833
    Other                                                          53,185             40,703            115,253             51,409
                                                             ------------      -------------      -------------      -------------
                                                               51,909,047         56,751,239        109,814,494        108,655,178
                                                             ------------      -------------      -------------      -------------
COSTS AND EXPENSES
    Applicable to REVENUES--
      Construction                                             43,153,120         47,634,716         85,366,188         92,884,967
      Manufacturing                                             2,972,297          3,795,141          6,472,342          6,328,273
      Real estate, exclusive of interest                        1,650,610          1,662,328          7,404,461          3,416,718
                                                             ------------      -------------      -------------      -------------
                                                               47,776,027         53,092,185         99,242,991        102,629,958
        Less: Intersegment eliminations                          (149,777)          (402,452)          (613,251)        (1,572,826)
                                                             ------------      -------------      -------------      -------------
                                                               47,626,250         52,689,733         98,629,740        101,057,132
                                                             ------------      -------------      -------------      -------------
    Selling, shipping, general and administrative
      Construction                                                760,665            833,916          1,546,568          1,746,131
      Manufacturing                                             1,010,494            979,493          2,019,925          2,012,224
      Real estate                                                 391,009            572,457          1,354,607          1,212,032
      Parent                                                      634,959            869,175          1,801,553          1,403,609
                                                             ------------      -------------      -------------      -------------
                                                                2,797,127          3,255,041          6,722,653          6,373,996
        Less: Intersegment eliminations                          (261,952)           (62,064)          (528,106)          (424,683)
                                                             ------------      -------------      -------------      -------------
                                                                2,535,175          3,192,977          6,194,547          5,949,313
                                                             ------------      -------------      -------------      -------------

    Interest costs incurred, less interest capitalized          1,506,275          1,355,700          2,754,913          2,618,919
                                                             ------------      -------------      -------------      -------------
                                                               51,667,700         57,238,410        107,579,200        109,625,364
                                                             ------------      -------------      -------------      -------------

EARNINGS (LOSS) BEFORE INCOME TAXES                               241,347           (487,171)         2,235,294           (970,186)

INCOME TAX EXPENSE (BENEFIT)                                       92,672           (168,000)           843,000           (344,000)
                                                             ------------      -------------      -------------      -------------

NET EARNINGS (LOSS)                                          $    148,675      $    (319,171)     $   1,392,294      $    (626,186)
                                                             ============      =============      =============      =============

NET EARNINGS (LOSS) PER SHARE:
     Basic and Diluted                                       $        .05      $        (.11)     $        0.47      $       (0.21)
                                                             ============      =============      =============      =============
DIVIDENDS PER SHARE                                          $        .04      $         .05      $         .08      $         .10
                                                             ============      =============      =============      =============
WEIGHTED AVERAGE SHARES OUTSTANDING                             2,936,356          2,936,356          2,936,356          2,936,356
                                                             ============      =============      =============      =============

See accompanying notes to consolidated financial statements.

                                           ABRAMS INDUSTRIES, INC.
                                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                 (UNAUDITED)

                                                                                SIX MONTHS ENDED OCTOBER 31,
                                                                              ------------------------------
                                                                                  1999             1998
                                                                              -----------     --------------
Cash flows from operating activities
    Net earnings (loss)                                                      $ 1,392,294      $   (626,186)
    Adjustments to reconcile net earnings (loss) to net cash
      provided by operating activities
        Depreciation and amortization                                          1,742,136         1,543,839
        Deferred tax expense                                                     939,038              --
        Gain on sales of real estate and property, plant and equipment        (2,974,931)             --
        Decrease (increase) in assets
            Receivables                                                        3,021,303        (6,341,642)
            Inventories                                                         (497,595)         (674,733)
            Costs and earnings in excess of billings                          (1,676,194)        2,380,498
            Other current assets                                                (641,335)         (383,478)
            Other assets                                                         420,259          (418,652)
       Increase (decrease) in liabilities
            Accounts payable                                                   2,670,991          (771,819)
            Billings in excess of costs and earnings                            (250,788)        2,954,118
            Accrued expenses                                                  (1,641,492)       (3,550,248)
            Deferred income                                                      260,150              --
            Other liabilities                                                   (244,532)          167,977
                                                                             -----------      ------------
      Net cash provided by (used in) operating activities                      2,519,304        (5,720,326)
                                                                             -----------      ------------

Cash flows from investing activities
    Proceeds from sales of real estate and property, plant and equipment       6,581,881              --
    Additions to properties, property, plant and equipment, net               (9,579,268)       (3,289,294)
                                                                             -----------      ------------
      Net cash used in investing activities                                   (2,997,387)       (3,289,294)
                                                                             -----------      ------------

Cash flows from financing activities
    Net short-term borrowings                                                 (6,396,342)        1,845,688
    Debt proceeds                                                              9,502,355           234,570
    Debt repayments                                                           (6,059,719)         (623,267)
    Additions to deferred loan costs                                            (165,863)          (49,281)
    Cash dividends                                                              (234,908)         (293,636)
                                                                             -----------      ------------
      Net cash (used in) provided by financing activities                     (3,354,477)        1,114,074
                                                                             -----------      ------------

Net decrease in cash and cash equivalents                                     (3,832,560)       (7,895,546)
Cash and cash equivalents at beginning of period                               7,448,551        13,240,471
                                                                             -----------      ------------
Cash and cash equivalents at end of period                                   $ 3,615,991      $  5,344,925
                                                                             ===========      ============

Supplemental schedule of cash flow information
    Interest paid, net of amounts capitalized                                $ 2,697,077      $  2,554,981
                                                                             ===========      ============
    Income taxes paid, net of refunds                                        $  (316,955)     $    158,572
                                                                             ===========      ============

See accompanying notes to consolidated financial statements.

                             ABRAMS INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      OCTOBER 31, 1999, AND APRIL 30, 1999
                                   (UNAUDITED)

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

NOTE 3.  INVENTORIES
--------------------

       The classes of inventory are as follows:


                      October 31, 1999     April 30, 1999
                      ----------------     --------------

Finished goods           $1,664,563          $1,268,048
Work in process           1,006,774             845,495
Raw materials               798,921             859,120
                         ----------          ----------
                         $3,470,258          $2,972,663
                         ==========          ==========

NOTE 4.  EMINENT DOMAIN TAKING OF FORMER MANUFACTURING PLANT
------------------------------------------------------------

       In June 1999, the Company received notice from the Georgia State Properties Commission that the Georgia World Congress Center Authority had made the determination to acquire the Manufacturing Segment's former wood manufacturing facility in Atlanta, Georgia. In October 1999, a Special Master awarded the Company $4,500,000 for the property which was deposited into the court for distribution. In November 1999, the cash was distributed to the Company. Both the State and the Company have filed appeals of the award amount. Pending a resolution of the appeals, the Company has deferred recognition of the approximately $2.76 million gain on the transaction.

NOTE 5. REAL ESTATE DISPOSITION AND ACQUISITION
-----------------------------------------------

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

Loan proceeds received in excess of the purchase price were used to pay financing costs and are available for use for tenant improvements and commissions on new leases. The loan may be called at any time by the lender after September 1, 2002. If the loan were called, the Company would have up to thirteen months to repay the principal amount of the loan without penalty. In conjunction with the loan, an Additional Interest Agreement was executed which entitles the lender to be paid additional interest equal to fifty percent of the quarterly net cash flow and fifty percent of the appreciation in the property upon sale or refinance. The liability related to the lender's fifty percent share of the appreciation in the property was $1,673,354 at October 31, 1999.

NOTE 6. OPERATING SEGMENTS
--------------------------

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

       The table below exhibits selected financial data on a segment basis. Operating earnings (loss) is total revenue less operating expenses, including depreciation and interest. Parent expenses and income taxes have not been allocated to the other subsidiaries.

FOR THE QUARTER ENDED OCTOBER 31, 1999    CONSTRUCTION    MANUFACTURING  REAL ESTATE      PARENT      ELIMINATIONS   CONSOLIDATED
                                          ------------    -------------  -----------    ----------    ------------   ------------
Revenues from unaffiliated customers      $44,612,384     $4,117,322     $3,047,971     $    --        $    --       $51,777,677
Interest and other income                      39,893         14,587         82,793        16,488        (22,391)        131,370
Intersegment revenue                             --            3,305        402,268          --         (405,573)           --
                                          -----------     ----------     ----------     ---------      ---------     -----------
         Total revenues                   $44,652,277     $4,135,214     $3,533,032     $  16,488      $(427,964)    $51,909,047
                                          ===========     ==========     ==========     =========      =========     ===========
Operating earnings (loss)                 $   708,788     $  117,768     $   33,237     $(624,603)     $   6,157     $   241,347
                                          ===========     ==========     ==========     =========      =========     ===========

---------------------------------------------------------------------------------------------------------------------------------

For the Quarter Ended October 31, 1998    Construction   Manufacturing   Real Estate      Parent      Eliminations   Consolidated
                                          ------------   -------------   -----------    ----------    ------------   ------------

Revenues from unaffiliated customers      $49,061,527     $ 4,421,406    $3,109,196     $    --        $    --       $ 56,592,129
Interest and other income                      65,559           1,171        73,760        18,620           --            159,110
Intersegment revenue                          171,342         185,375       400,747          --         (757,464)            --
                                          -----------     -----------    ----------     ---------      ---------     ------------
         Total revenues                   $49,298,428     $ 4,607,952    $3,583,703     $  18,620      $(757,464)    $ 56,751,239
                                          ===========     ===========    ==========     =========      =========     ============
Operating earnings (loss)                 $   707,637     $  (311,882)   $   23,162     $(853,430)     $ (52,658)    $   (487,171)
                                          ===========     ===========    ==========     =========      =========     ============

-----------------------------------------------------------------------------------------------------------------------------------

For the Six Months Ended October 31, 1999 Construction   Manufacturing   Real Estate      Parent      Eliminations   Consolidated
                                          ------------   -------------   -----------    ----------    ------------   ------------

Revenues from unaffiliated customers      $88,416,588     $ 8,436,459    $12,673,663    $     --       $    --       $109,526,710
Interest and other income                      99,545          82,706        119,835         37,720      (52,022)         287,784
Intersegment revenue                             --            16,288        802,828          --        (819,116)            --
                                          -----------     -----------    -----------    -----------    ---------     ------------
        Total revenues                    $88,516,133     $ 8,535,453    $13,596,326    $    37,720    $(871,138)    $109,814,494
                                          ===========     ===========    ===========    ===========    =========     ============
Operating earnings (loss)                 $ 1,573,090     $   (46,210)   $ 2,166,140    $(1,779,967)   $ 322,241     $  2,235,294
                                          ===========     ===========    ===========    ===========    =========     ============

----------------------------------------------------------------------------------------------------------------------------------

For the Six Months Ended October 31, 1998 Construction   Manufacturing   Real Estate      Parent      Eliminations   Consolidated
                                          ------------   -------------   -----------    ----------    ------------   ------------

Revenues from unaffiliated customers      $95,270,977     $ 6,913,459    $ 6,148,500    $      --      $    --       $ 108,332,936
Interest and other income                     127,873           8,181        151,863         34,325         --             322,242
Intersegment revenue                        1,114,823         225,458        631,440           --       (1,971,721)          --
                                          -----------     -----------    -----------    -----------    -----------   -------------
        Total revenues                    $96,513,673     $ 7,147,098    $ 6,931,803    $    34,325    $(1,971,721)  $ 108,655,178
                                          ===========     ===========    ===========    ===========    ===========   =============
Operating earnings (loss)                 $ 1,882,946     $(1,236,293)   $  (268,549)   $(1,374,080)   $    25,790   $    (970,186)
                                          ===========     ===========    ===========    ===========    ===========   =============

NOTE 7. DISCONTINUANCE OF MANUFACTURING OPERATIONS
--------------------------------------------------

       On December 10, 1999, the Board of Directors of the Company decided to discontinue the manufacturing operations of Abrams Fixture Corporation. The Company is in the process of completing a formal plan to wind down operations and identify the actions and timetable to dispose of its manufacturing equipment and the expected costs that will be incurred to dispose of the Manufacturing Segment. The Company will accrue the costs to dispose of the Segment when a formal plan of disposal is completed and approved. The Company estimates that the pre-tax loss to be incurred to dispose of the Manufacturing Segment will not exceed $4 million, including employee job termination costs. The estimate is subject to the asset values that are actually realized.

       On December 13, 1999, the Company notified its employees that their positions would be eliminated as part of the discontinuance of the manufacturing operations. The Company will accrue and include the employee job elimination costs in the financial statements when these costs can be reasonably estimated.

ITEM 2. MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
OF OPERATIONS.
--------------

Changes in  CONSOLIDATED  BALANCE SHEETS between April 30, 1999, and October 31,
--------------------------------------------------------------------------------
1999.
-----

       Accounts receivable decreased by $3,031,969 and Trade and subcontractors payable increased by $2,670,991 primarily because of the timing of the submission and payment of invoices for construction work performed.

       Property held for sale decreased $4,747,196 primarily as a result of the sale of a shopping center in Newnan, Georgia and the eminent domain taking of the former manufacturing plant in Atlanta. As of October 31, 1999, an outparcel in Davenport, Iowa and an outparcel in North Fort Myers, Florida were classified as Property held for sale. These two parcels were previously classified as Land held for future development or sale.

         Income-producing properties increased by $8,358,810 primarily as a result of the purchase of an approximately 174,000 square foot shopping center in Jacksonville, Florida. Publix Super Markets previously leased approximately 86,000 square feet of space in the center, which it has vacated, while remaining fully obligated under its lease until August 2010.

         Accrued expenses decreased by $1,567,236 because of the payment of year-end accruals.

         Short term borrowings decreased by $6,396,342 primarily due to repayments on the lines of credit. On April 30,1999, in order to facilitate the sale of the Newnan, Georgia shopping center, the Company drew $5,600,000 on the lines of credit to have funds available to pay the related mortgage debt. This draw was repaid in May 1999.

       Current maturities of long-term debt decreased by $5,216,761 primarily as a result of the payoff of the related mortgage loan upon the sale of the Newnan, Georgia shopping center.

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

       Other liabilities (long-term) increased by $1,673,354 primarily as a result of the participation liability related to the participating mortgage loan placed on the newly acquired Jacksonville center discussed above.

       Mortgage notes payable, less current maturities, increased $7,044,875 primarily as a result of the placement of the loan on the newly acquired shopping center in Jacksonville, Florida, as discussed above.


Results of  operations  of second  quarter  and first six months of fiscal  2000
--------------------------------------------------------------------------------
compared to second quarter and first six months of fiscal 1999.
---------------------------------------------------------------

                                    REVENUES

       For the second quarter 2000, Consolidated REVENUES, including Interest income and Other income and net of intersegment eliminations, were $51,909,047, compared to $56,751,239 for the second quarter 1999, a decrease of 9%. For the first six months of fiscal 2000, Consolidated REVENUES were $109,814,494, compared to $108,655,178 for the first six months of fiscal 1999.

       The  figures  in  Chart  A  are  Segment  revenues  before   Intersegment
eliminations and do not include Interest income or Other income.

                                                             CHART A
                                                    REVENUE SUMMARY BY SEGMENT
                                                   (Dollar Amounts in Thousands)


                           Second Quarter Ended                                    Six Months Ended
                               October 31,             Amount       Percent           October 31,            Amount        Percent
                          ----------------------      Increase      Increase     ---------------------      Increase      Increase
                             1999          1998      (Decrease)    (Decrease)       1999         1998      (Decrease)    (Decrease)
-----------------------------------------------------------------------------------------------------------------------------------
Construction <F1>          $ 44,612     $ 49,233      $ (4,621)       (9)       $  88,417    $  96,386      $ (7,969)       (8)
Manufacturing <F2>            4,121        4,607          (486)      (11)           8,453        7,139         1,314        18
Real Estate <F3>              3,450        3,510           (60)       (2)          13,476        6,780         6,696        99
                           --------     --------      --------                  ---------    ---------      --------
                           $ 52,183     $ 57,350      $ (5,167)       (9)       $ 110,346    $ 110,305      $     41         0
                           ========     ========      ========                  =========    =========      ========

                                NOTES TO CHART A
                                ----------------

<F1>   REVENUES for second  quarter and the first six months of fiscal 2000 were lower than those of second quarter and the first six months of fiscal 1999 because of a decrease in sales to existing and former customers, partially offset by an increase in sales to new and other existing customers.

<F2>   REVENUES  for the first six months of fiscal  2000 were higher than those of the first six months of fiscal 1999 primarily because of increased orders from two major customers. In the second quarter 2000, the Manufacturing Segment experienced a decline in sales orders due to increased competition resulting in fewer bid successes.

<F3>   REVENUES  for the first six months of fiscal  2000 were higher than those of the first six months of fiscal 1999 primarily due to the sale of the Newnan, Georgia shopping center in the first quarter 2000. There were no real estate sales in the first six months of fiscal 1999.


       The following table indicates the backlog of contracts, orders and expected rentals for the next twelve months by industry segment:


                                                    October 31,
                                         ----------------------------------
                                             1999                   1998
                                         ------------          ------------
Construction                             $ 31,529,000          $ 37,602,000
Manufacturing                               6,263,000             9,854,000
Real Estate                                11,338,000            10,280,000
                                         ------------          ------------
        Total Backlog                    $ 49,130,000          $ 57,736,000
                                         ============          ============


                   COSTS AND EXPENSES: Applicable to REVENUES

       As a percentage of Segment REVENUES (See Chart A) for the second quarter 2000 and 1999, the applicable COSTS AND EXPENSES (See Chart B) were 92% and 93%, respectively. As a percentage of Segment REVENUES for the first six months 2000 and 1999, the applicable COSTS AND EXPENSES were 90% and 93%, respectively.

         The figures in Chart B are prior to Intersegment eliminations.

                                                           CHART B
                                COSTS AND EXPENSES APPLICABLE TO REVENUES SUMMARY BY SEGMENT
                                                (Dollar Amounts in Thousands)

                                                      Percent of Segment                                    Percent of Segment
                                                          Revenues For                                         Revenues For
                         Second Quarter Ended        Second Quarter Ended          Six Months Ended          Six Months Ended
                              October 31,                 October 31,                 October 31,               October 31,
                        ----------------------       ---------------------     ------------------------       --------------
                          1999          1998          1999         1998           1999           1998         1999      1998
                        -------        -------       -----         ----        --------        --------       ----      ----
Construction            $43,153        $47,635        97             97        $ 85,366        $ 92,885        97        96
Manufacturing <F1>        2,972          3,795        72             82           6,472           6,328        77        89
Real Estate <F2>          1,651          1,662        48             47           7,405           3,417        55        50
                        -------        -------                                 --------        --------
                        $47,776        $53,092        92             93        $ 99,243        $102,630        90        93
                        =======        =======                                 ========        ========

                                NOTES TO CHART B
                                ----------------

<F1>  The  decrease  in the  percentage  of COSTS AND  EXPENSES:  Applicable  to
      REVENUES for the second quarter and first six months 2000 compared the second quarter and first six months 1999 was due to an improvement in manufacturing efficiencies in fiscal 2000 after experiencing a disruption in the prior year caused by the relocation of the manufacturing facility.

<F2>  The increase in the dollar  amount of COSTS AND  EXPENSES:  Applicable  to
      REVENUES for the first six months 2000 compared to the first six months 1999 was primarily attributable to the sale of the Newnan, Georgia shopping center.

             SELLING, SHIPPING, GENERAL AND ADMINISTRATIVE EXPENSES

       For the second quarter 2000 and 1999, Selling, shipping, general and administrative expenses, prior to intersegment eliminations, were $2,797,127 and $3,255,041, respectively. As a percentage of Consolidated REVENUES, these expenses were 5% and 6%, respectively. For the first six months 2000 and 1999, Selling, shipping, general and administrative expenses, prior to intersegment eliminations, were $6,722,653 and $6,373,996, respectively. As a percentage of Consolidated REVENUES, these expenses were 6% for both periods. In reviewing Chart C, the reader should recognize that the volume of revenues generally will affect the amounts and percentages. The percentages in Chart C are based upon expenses as they relate to Segment REVENUES (Chart A) prior to Intersegment eliminations, except that Parent and Total expenses relate to Consolidated REVENUES.

                                                        CHART C
                           SELLING, SHIPPING, GENERAL AND ADMINISTRATIVE EXPENSES BY SEGMENT
                                             (Dollar Amounts in Thousands)

                                                     Percent of Segment                               Percent of Segment
                                                       Revenues For                                      Revenues For
                        Second Quarter Ended       Second Quarter Ended       Six Months Ended         Six Months Ended
                            October 31,                 October 31,              October 31,             October 31,
                       ---------------------       ---------------------     ------------------        ---------------
                         1999         1998          1999          1998       1999          1998         1999      1998
                      ------        ------         ------        ------     ------        ------       ------    ------
Construction          $  761        $  834           2             2        $1,547        $1,746          2         2
Manufacturing          1,010           980          25            21         2,020         2,012         24        28
Real Estate <F1>         391           572          11            16         1,355         1,212         10        18
Parent <F2>              635           869           1             2         1,801         1,404          2         1
                      -------       ------                                  ------        ------
                      $2,797        $3,255           5             6        $6,723        $6,374          6         6
                      ======        ======                                  ======        ======

                                 NOTES TO CHART C
                                 ----------------

<F1>   On  a  dollar  and  percentage  basis,  Selling,  shipping,  general  and administrative expenses were lower for second quarter 2000 compared to second quarter 1999 primarily because of a decrease in personnel costs.

<F2>   On  a  dollar  and  percentage  basis,  Selling,  shipping,  general  and administrative expenses were lower for second quarter 2000 compared to second quarter 1999 primarily because of a decrease in personnel costs. On a dollar and percentage basis, Selling, shipping, general and administrative expenses were higher for the first six months 2000 compared to the first six months 1999 primarily because of the accrual of severance and consulting fees payable to the Company's former CEO.


Liquidity and capital resources.
--------------------------------

       Between April 30, 1999, and October 31, 1999, working capital increased by $3,449,834. Operating activities provided cash of $2,519,304. Investing activities used cash of $2,997,387 primarily for the purchase of the shopping center in Jacksonville, Florida, which was partially offset by proceeds from the sale of the Newnan, Georgia shopping center. Financing activities used cash of $3,354,477 primarily for repayments on the Company's lines of credit and the payoff of the mortgage on the Newnan center. The proceeds of the mortgage loan on the newly acquired Jacksonville center partially offset this usage of cash.

       At October 31, 1999, the Company and its subsidiaries had available unsecured committed lines of credit totaling $13,000,000, of which none was outstanding, $12,500,000 was available, and $500,000 was reserved for a letter of credit issued as security for a mortgage loan on an Income-producing property. The letter of credit has been extended until November 2000, at which time it will be used to pay down the mortgage loan if certain leasing requirements are not attained. In addition, the Company has a committed line of credit totaling $2,500,000, secured by the Manufacturing Segment's inventory and receivables, of which $1,651,880 was outstanding. In November 1999, the Company received the $4,500,000 Special Master condemnation award discussed above. The Manufacturing Segment's line of credit and the $114,278 outstanding debt on the property were paid off with the proceeds. The remaining balance was invested in short-term instruments and used for operations.

       The Company plans to replace the $10,969,929 letter of credit which secures the taxable Industrial Development Revenue Bonds used to finance the Manufacturing Segment's production facility and certain equipment. In December 1999, the Company received a proposal for a substitute letter of credit not to exceed the lesser of $7,500,000 or seventy-five percent of the appraised value of the land and building. The Company anticipates closing on the refinance during the last quarter of fiscal 2000, utilizing cash received from the condemnation award discussed above, proceeds from the liquidation of the manufacturing equipment and cash from operations.

       On December 10, 1999, the Board of Directors of the Company decided to discontinue the manufacturing operations of the Manufacturing Segment. See Note 7 to the Consolidated Financial Statements of the Company. Although the Company estimates that, subject to asset values that are actually realized, the pre-tax loss to be recognized on the disposal will not exceed $4 million, the Company does not expect the net cash requirements to fund the costs of discontinuing the Manufacturing Segment's operations to be material, and plans to fund any cash needs from operations and cash held by the Company.

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

Cautionary statement regarding forward-looking statements.
----------------------------------------------------------

Certain statements contained or incorporated by reference in this Quarterly Report on Form 10-Q, including without limitation statements containing the words "believes," "anticipates," "expects," and words of similar import, are forward-looking statements within the meaning of the federal securities laws. Such forward-looking statements involve known and unknown risks, uncertainties and other matters which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or uncertainties expressed or implied by such forward-looking statements. Such risks, uncertainties and other matters include, but are not limited to, Year 2000 compliance issues, the refinancing of the letter of credit securing the Industrial Development Revenue Bonds and the discontinuance of the manufacturing operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
-------------------------------------------------------------------

Quantitative and qualitative disclosures about market risk were disclosed as required in Form 10-K for fiscal year ended April 30, 1999. In July 1999, the Company entered into a mortgage loan agreement secured by the newly acquired Jacksonville shopping center. The permanent loan, in the amount of $9,500,000, bears interest at 7.375% and is scheduled to be fully amortized over twenty years. The loan may be called at any time by the lender after September 1, 2002. If the loan were called, the Company would have up to thirteen months to repay the principal amount of the loan without penalty. In conjunction with the loan, an Additional Interest Agreement was executed which entitles the lender to be paid additional interest equal to fifty percent of the quarterly net cash flow and fifty percent of the appreciation in the property upon sale or refinance.



                           PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

(a)    Exhibit 27 - Financial Data Schedule (For SEC Use Only).

(b) The Registrant has filed the following report on Form 8-K during the quarter ended October 31, 1999:

       Form 8-K filed on October 14, 1999 to report Changes in Registrant's Certifying Accountant.

                                   SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                   ABRAMS INDUSTRIES, INC.
                                                        (Registrant)


Date: December 15, 1999                             /s/ Alan R. Abrams
                                                   ------------------------
                                                   Alan R. Abrams
                                                   Chief Executive Officer



Date: December 15, 1999                            /s/  Melinda S. Garrett
                                                   ------------------------
                                                   Melinda S. Garrett
                                                   Chief Financial Officer