Form 10-Q
period 2000-01-31
ABRAMS INDUSTRIES INC
filed 2000-03-10
CIK 1923

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

--------------------------------------------------------------------------------
                                    FORM 10-Q
                                QUARTERLY REPORT
================================================================================

                       Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

For the Quarter Ended                                  Commission File No.
  JANUARY 31, 2000                                           0-10146
----------------------                                 --------------------


                             ABRAMS INDUSTRIES, INC.
             (Exact name of Registrant as specified in its charter)



          Georgia                                        58-0522129
-------------------------------            -----------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)


      1945 The Exchange, Suite 300, Atlanta, Georgia          30339
      ----------------------------------------------        -----------
         (Address of principal executive offices)           (Zip Code)

                                 (770) 953-0304
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

                                       N/A
               ---------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes /X/ No /_/

The number of shares of $1.00 par value Common Stock of the Registrant outstanding as of February 29, 2000, was 2,936,356.

                         PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
----------------------------

                            ABRAMS INDUSTRIES, INC.
                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                                                    January 31, 2000      April 30, 1999
                                                                    ----------------      --------------
ASSETS
------

CURRENT ASSETS
    Cash and cash equivalents (note 2)                              $   4,439,975         $   7,448,551
    Receivables (note 3)                                               20,772,337            31,402,635
          Less: Allowance for doubtful accounts                           (43,791)             (122,396)
    Inventories, net                                                         --               2,972,663
    Costs and earnings in excess of billings                            2,800,123             3,188,100
    Net assets of discontinued operations (note 4)                      1,869,879                  --
    Property held for sale (notes 4, 5 and 6)                           8,720,967             5,268,478
    Deferred income taxes                                                 470,993               820,829
    Other                                                                 910,295               599,715
                                                                    -------------         -------------
        Total current assets                                           39,940,778            51,578,575
                                                                    -------------         -------------

INCOME-PRODUCING PROPERTIES, net (note 6)                              60,227,486            52,311,607
PROPERTY, PLANT AND EQUIPMENT, net                                      1,535,883            12,368,396
LAND HELD FOR FUTURE DEVELOPMENT OR SALE                                4,204,442             4,237,845
OTHER ASSETS
    Notes receivable                                                      200,530               297,209
    Cash surrender value of life insurance on officers, net             1,232,672             1,473,963
    Deferred loan costs, net                                              551,164               788,356
    Other                                                               2,782,062             3,076,589
                                                                    -------------         -------------
                                                                    $ 110,675,017         $ 126,132,540
                                                                    =============         =============

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
CURRENT LIABILITIES
    Trade and subcontractors payables                               $  13,077,768         $  18,391,697
    Billings in excess of costs and earnings                            1,285,365             2,947,814
    Accrued expenses                                                    2,947,561             5,202,597
    Deferred income                                                          --                 225,888
    Short-term borrowings                                                 232,600             8,048,222
    Current maturities of long-term debt                               12,166,199             6,876,455
                                                                    -------------         -------------
        Total current liabilities                                      29,709,493            41,692,673
                                                                    -------------         -------------

DEFERRED INCOME TAXES                                                   4,008,543             2,910,771
OTHER LIABILITIES                                                       3,439,001             1,702,048
MORTGAGE NOTES PAYABLE, less current maturities                        34,300,833            27,447,977
OTHER LONG-TERM DEBT, less current maturities                          17,946,788            29,106,511
                                                                    -------------         -------------
        Total liabilities                                              89,404,658           102,859,980
                                                                    -------------         -------------

SHAREHOLDERS' EQUITY
    Common stock, $1 par value; authorized 5,000,000 shares;
      3,014,039 issued and 2,936,356 outstanding                        3,014,039             3,014,039
    Additional paid-in capital                                          2,019,690             2,019,690
    Retained earnings                                                  16,649,181            18,651,382
                                                                    -------------         -------------
                                                                       21,682,910            23,685,111
         Less cost of treasury stock                                      412,551               412,551
                                                                    -------------         -------------
      Total shareholders' equity                                       21,270,359            23,272,560
                                                                    -------------         -------------
                                                                    $ 110,675,017         $ 126,132,540
                                                                    =============         =============

See accompanying notes to consolidated financial statements.

                                                      ABRAMS INDUSTRIES, INC.
                                               CONSOLIDATED STATEMENTS OF OPERATIONS
                                                            (UNAUDITED)

                                                                    THIRD QUARTER ENDED                 NINE MONTHS ENDED
                                                                         JANUARY 31,                        JANUARY 31,
                                                             --------------------------------   ---------------------------------
                                                                   2000             1999              2000              1999
                                                             ---------------  ---------------   ---------------   ---------------
REVENUES
    Construction                                              $ 26,597,648      $  24,693,465    $ 115,014,236      $ 121,079,265
    Real estate                                                  3,892,288          3,725,037       17,368,779         10,504,977
                                                              ------------      -------------    -------------      -------------
                                                                30,489,936         28,418,502      132,383,015        131,584,242
        Less: Intersegment eliminations                           (403,122)          (476,335)      (1,205,950)        (2,222,598)
                                                              ------------      -------------    -------------      -------------
                                                                30,086,814         27,942,167      131,177,065        129,361,644
    Interest                                                        88,264             93,326          260,795            355,978
    Other                                                            6,323             (5,406)          38,870             46,003
                                                              ------------      -------------    -------------      -------------
                                                                30,181,401         28,030,087      131,476,730        129,763,625
                                                              ------------      -------------    -------------      -------------
COSTS AND EXPENSES
    Applicable to REVENUES--
      Construction                                              24,887,730         22,788,433      110,253,918        115,673,400
      Real estate, exclusive of interest                         2,093,547          1,905,950        9,498,008          5,322,668
                                                              ------------      -------------    -------------      -------------
                                                                26,981,277         24,694,383      119,751,926        120,996,068
        Less: Intersegment eliminations                             (8,724)            (8,724)        (330,191)        (1,143,425)
                                                              ------------      -------------    -------------      -------------
                                                                26,972,553         24,685,659      119,421,735        119,852,643
                                                              ------------      -------------    -------------      -------------
    Selling, shipping, general and administrative
      Construction                                               1,305,598          1,322,806        2,852,166          3,068,937
      Real estate                                                  387,663            551,954        1,742,270          1,763,986
      Parent                                                       679,987            831,464        2,481,540          2,235,073
                                                              ------------      -------------    -------------      -------------
                                                                 2,373,248          2,706,224        7,075,976          7,067,996
        Less: Intersegment eliminations                           (203,874)          (244,635)        (608,206)          (567,862)
                                                              ------------      -------------    -------------      -------------
                                                                 2,169,374          2,461,589        6,467,770          6,500,134
                                                              ------------      -------------    -------------      -------------

    Interest costs incurred, less interest
        capitalized                                              1,374,383          1,319,769        4,084,270          3,895,794
                                                              ------------      -------------    -------------      -------------
                                                                30,516,310         28,467,017      129,973,775        130,248,571
                                                              ------------      -------------    -------------      -------------

EARNINGS (LOSS) BEFORE INCOME TAXES                               (334,909)          (436,930)       1,502,955           (484,946)

INCOME TAX EXPENSE (BENEFIT)                                      (119,000)          (155,000)         590,000           (149,000)
                                                              ------------      -------------    -------------      -------------

INCOME (LOSS) FROM CONTINUING OPERATIONS                          (215,909)          (281,930)         912,955           (335,946)

DISCONTINUED OPERATIONS (note 4)
    Loss from discontinued operations,
       adjusted for applicable benefit for income
       taxes of $1,076,000, $346,000, $942,000, and
       $696,000, respectively                                   (1,812,525)          (570,692)      (1,549,095)        (1,142,862)

    Loss reserve for sale of fixed assets of discontinued
       operations, adjusted for applicable benefit
       for income taxes of $598,000                             (1,013,697)              --         (1,013,697)              --
                                                              ------------      -------------    -------------      -------------

LOSS FROM DISCONTINUED OPERATIONS                               (2,826,222)          (570,692)      (2,562,792)        (1,142,862)
                                                              ------------      -------------    -------------      -------------

NET LOSS                                                      $ (3,042,131)     $    (852,622)   $  (1,649,837)     $  (1,478,808)
                                                              ============      =============    =============      =============

NET EARNINGS (LOSS) PER SHARE FROM:
     Continuing Operations-Basic and Diluted                  $       (.08)     $        (.10)   $         .31      $        (.11)
     Discontinued Operations-Basic and Diluted                        (.96)              (.19)            (.87)              (.39)
                                                              ------------      -------------    -------------      -------------
NET LOSS PER SHARE-BASIC AND DILUTED                          $      (1.04)     $        (.29)   $        (.56)     $        (.50)
                                                              ============      =============    =============      =============
DIVIDENDS PER SHARE                                           $        .04      $         .05    $         .12      $         .15
                                                              ============      =============    =============      =============
WEIGHTED AVERAGE SHARES OUTSTANDING                              2,936,356          2,936,356        2,936,356          2,936,356
                                                              ============      =============    =============      =============

See accompanying notes to consolidated financial statements.

                                         ABRAMS INDUSTRIES, INC.
                                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                                               (UNAUDITED)

                                                                          NINE MONTHS ENDED JANUARY 31,
                                                                       ----------------------------------
                                                                           2000                 1999
                                                                       -------------       --------------
Cash flows from operating activities
     Net loss                                                          $(1,649,837)        $ (1,478,808)
     Add back loss from discontinued operations                          2,562,792                 --
                                                                       -----------         ------------
     Income (loss) from continuing operations                              912,955           (1,478,808)

    Adjustments to reconcile income (loss) from continuing operations to net cash from continuing operations
        Depreciation and amortization                                    2,348,912            2,311,110
        Deferred tax expense                                             1,060,626                 --
        Gain on sales of real estate                                    (2,912,781)                --
        Decrease (increase) in assets
            Receivables                                                  7,457,499            2,446,765
            Inventories                                                       --               (697,888)
            Costs and earnings in excess of billings                       387,977            1,693,557
            Other current assets                                          (377,299)            (461,889)
            Other assets                                                   480,036             (224,330)
       Increase (decrease) in liabilities
            Accounts payable                                            (4,151,704)          (7,171,923)
            Billings in excess of costs and earnings                    (1,662,449)           1,453,416
            Accrued expenses                                            (1,312,530)          (3,200,367)
            Other liabilities                                             (174,228)              70,347
                                                                       -----------         ------------
      Net cash provided by (used in) continuing operations               2,057,014           (5,260,010)
      Net cash provided by discontinued operations                       2,975,015                 --
                                                                       -----------         ------------
      Net cash provided by (used in) operating activities                5,032,029           (5,260,010)
                                                                       -----------         ------------

Cash flows from investing activities
    Proceeds from sales of real estate                                   6,519,731                 --
    Additions to properties, property, plant and equipment, net         (9,597,268)          (3,448,134)
                                                                       -----------         ------------
      Net cash used in investing activities                             (3,077,537)          (3,448,134)
                                                                       -----------         ------------

Cash flows from financing activities
    Net short-term borrowings                                           (7,367,400)           1,262,075
    Debt proceeds                                                        9,503,137              234,570
    Debt repayments                                                     (6,461,536)            (966,440)
    Additions to deferred loan costs                                      (232,426)            (117,259)
    Cash dividends                                                        (352,364)            (440,453)
                                                                       -----------         ------------
      Net cash used in financing activities                             (4,910,589)             (27,507)
                                                                       -----------         ------------

Net decrease in cash and cash equivalents                               (2,956,097)          (8,735,651)
Cash and cash equivalents at beginning of period                         7,396,072           13,240,471
                                                                       -----------         ------------
Cash and cash equivalents at end of period                             $ 4,439,975         $  4,504,820
                                                                       ===========         ============

Supplemental schedule of cash flow information
    Interest paid, net of amounts capitalized                          $ 4,013,623         $  3,925,383
                                                                       ===========         ============
    Income taxes paid, net of refunds                                  $  (291,375)        $    162,809
                                                                       ===========         ============

See accompanying notes to consolidated financial statements.

                             ABRAMS INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      JANUARY 31, 2000, AND APRIL 30, 1999
                                   (UNAUDITED)

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

NOTE 2.  CASH AND CASH EQUIVALENTS
----------------------------------

       As of January 31, 2000, Cash and cash equivalents includes $1.75 million on deposit and subsequently pledged to the Bank which had a collateral interest in a portion of the assets sold by the Manufacturing Segment in February 2000, as discussed in Note 4.

NOTE 3.  RECEIVABLES
--------------------

       All contract and trade receivables are expected to be collected within one year.

NOTE 4.  DISCONTINUED OPERATIONS
--------------------------------

       On December 10, 1999, the Board of Directors of the Company decided to discontinue the operations of the Manufacturing Segment. On January 31, 2000, management completed its plan of liquidation, which was approved by the Company's Board of Directors on February 23, 2000. The Company estimates the pre-tax loss to be recognized on the disposal of assets and associated expenses will not exceed $3 million, net of the gain on the sale of the manufacturing facility, which is currently under contract to be sold. As of January 31, 2000, the Company had incurred an approximately $2.56 million after tax loss from discontinued operations, including a $1.01 million loss accrual for the subsequent sale of equipment and raw materials inventory and an approximately $1 million loss accrual for discontinued operations subsequent to January 31, 2000.

       On February 3, 2000, the Company closed on the $2.2 million sale of the Manufacturing Segment's machinery, equipment, furniture, and raw materials inventory. On February 15, 2000, the Company entered into a contract to sell the Manufacturing Segment's facility in Lithia Springs, Georgia. As of January 31, 2000, the net book value of the land and building is classified as Property held for sale. The contract price is $10,925,000 and is scheduled to close prior to April 30, 2000. The Company expects to dispose of the remaining finished goods inventory and to conclude the liquidation by April 30, 2000.

NOTE 5.  EMINENT DOMAIN TAKING OF FORMER MANUFACTURING PLANT
------------------------------------------------------------

       In June 1999, the Company received notice from the Georgia State Properties Commission that the Georgia World Congress Center Authority had made the determination to acquire the Manufacturing Segment's former wood manufacturing facility in Atlanta, Georgia. In October 1999, a Special Master awarded the Company $4,500,000 for the property which was deposited into the court for distribution. In November 1999, the cash was distributed to the Company. Both the State and the Company have filed appeals of the award amount. Pending a resolution of the appeals, the Company has deferred recognition of the approximately $2.76 million gain on the transaction. The deferred gain is currently included as a reduction in Net assets of discontinued operations.

NOTE 6. REAL ESTATE DISPOSITION AND ACQUISITION
-----------------------------------------------

       In May 1999, the Company sold its shopping center located in Newnan, Georgia. The sale was structured as a tax-deferred, like-kind exchange pursuant to Internal Revenue Code Section 1031, which allows a deferral of the tax gain if the Company utilizes the proceeds of the sale to purchase other real estate within 180 days of the sale. The proceeds were used in July 1999, to purchase an approximately 174,000 square foot shopping center located in Jacksonville, Florida, for $9,000,000. The purchase was also financed with cash held by the Company, and the Company's lines of credit. Subsequently, the Company closed on a permanent mortgage loan secured by the property and used the proceeds to pay back the lines of credit. The permanent loan, in the amount of $9,500,000, bears interest at 7.375% and is scheduled to be fully amortized over twenty years. Loan proceeds received in excess of the purchase price were used to pay financing costs and are available for use for tenant improvements and commissions on new leases. The loan may be called at any time by the lender after September 1, 2002. If the loan were called, the Company would have up to thirteen months to repay the principal amount of the loan without penalty. In conjunction with the loan, an Additional Interest Agreement was executed which entitles the lender to be paid additional interest equal to fifty percent of the quarterly net cash flow and fifty percent of the appreciation in the property upon sale or refinance. The liability related to the lender's fifty percent share of the appreciation in the property was $1,953,466 at January 31, 2000.

NOTE 7. OPERATING SEGMENTS
--------------------------

       The Company has two operating segments: construction and real estate. The Construction Segment provides construction services for commercial and industrial projects. The Real Estate Segment develops or acquires income-producing properties for investment and usually provides property management for the properties after development or acquisition.

       The operating segments are managed separately and maintain separate personnel due to the differing services offered by each segment. Management of each of the segments evaluates and monitors the performance of the segments based on the earnings or losses prior to income taxes.

       The table below exhibits selected financial data on a segment basis. Earnings (loss) from Continuing Operations is total revenue less operating expenses of continuing operations, including depreciation and interest. Parent expenses and income taxes have not been allocated to the subsidiaries.


--------------------------------------------------------------------------------------------------------------------------------
    FOR THE QUARTER ENDED JANUARY 31, 2000         Construction     Real Estate       Parent     Eliminations     Consolidated
                                                  --------------   -------------   -----------  --------------  ----------------
    Revenues from unaffiliated customers          $  26,597,648    $  3,489,166    $       -     $       -       $    30,086,814
    Interest and other income                            27,845          53,490         28,675        (15,423)            94,587
    Intersegment revenue                                    -           403,122            -         (403,122)               -
                                                   ------------     -----------     ----------   ------------    ---------------
       Total revenues from continuing operation   $  26,625,493    $  3,945,778    $    28,675   $   (418,545)   $    30,181,401
                                                   ============     ===========     ==========    ===========     ==============
    Income (loss) from continuing operations      $     432,130    $     94,284    $  (681,725)  $   (179,598)   $      (334,909)
                                                   ============     ===========     ==========    ===========     ==============

--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
For the Quarter Ended January 31, 1999             Construction     Real Estate       Parent      Eliminations    Consolidated
                                                  --------------   -------------   -----------   -------------- ----------------

    Revenues from unaffiliated customers          $  24,693,465    $  3,248,702    $       -     $         -     $    27,942,167
    Interest and other income                            55,276          21,301         11,343             -              87,920
    Intersegment revenue                                    -           476,335            -         (476,335)               -
                                                   ------------     -----------    -----------    -----------     --------------
       Total revenues from continuing operation   $  24,748,741    $  3,746,338    $    11,343   $   (476,335)   $    28,030,087
                                                   ============     ===========     ==========    ===========     ==============
    Income (loss) from continuing operations      $     636,447    $    (10,613)   $  (839,788)  $   (222,976)   $     (436,930)
                                                   ============     ===========     ==========    ===========     ==============

--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
  For the Nine Months Ended January 31, 2000       Construction     Real Estate       Parent      Eliminations    Consolidated
                                                  --------------   -------------   -----------   -------------- ----------------

    Revenues from unaffiliated customers          $ 115,014,236    $ 16,162,829    $       -     $         -     $   131,177,065
    Interest and other income                           127,390         173,325         66,395        (67,445)           299,665
    Intersegment revenue                                    -         1,205,950            -       (1,205,950)                 -
                                                   ------------     -----------     ----------    -----------     --------------
       Total revenues from continuing operation   $ 115,141,626    $ 17,542,104    $    66,395   $ (1,273,395)   $   131,476,730
                                                   ============     ===========     ==========    ===========     ==============
    Income (loss) from continuing operations      $   2,005,220    $  2,260,424    $(2,461,692)  $   (300,997)   $     1,502,955
                                                   ============     ===========     ==========    ===========     ==============

--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
  For the Nine Months Ended January 31, 1999       Construction     Real Estate       Parent      Eliminations    Consolidated
                                                  --------------   -------------   -----------   -------------- ----------------

    Revenues from unaffiliated customers          $ 119,964,442    $  9,397,202    $       -     $         -     $   129,361,644
    Interest and other income                           183,149         189,321         29,511             -             401,981
    Intersegment revenue                              1,114,823       1,107,775            -       (2,222,598)              -
                                                   ------------     -----------     ----------    -----------      -------------
       Total revenues from continuing operation   $ 121,262,414    $ 10,694,298    $    29,511   $ (2,222,598)   $   129,763,625
                                                   ============     ===========     ==========    ===========      =============
    Income (loss) from continuing operations      $   2,519,391    $   (279,162)   $(2,213,864)  $   (511,311)   $      (484,946)
                                                   ============     ===========     ==========    ===========      =============

--------------------------------------------------------------------------------------------------------------------------------

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
OF OPERATIONS.
-------------

Changes in  CONSOLIDATED  BALANCE SHEETS between April 30, 1999, and January 31,
--------------------------------------------------------------------------------
2000.
-----

       Accounts receivable decreased by $10,630,298 and Trade and subcontractors payable decreased by $5,313,929, primarily because of the timing of the submission and payment of invoices for construction work performed. The decreases were also attributable to the reclassification of the amounts related to discontinued operations in the January 31, 2000 Balance Sheet.

       Property held for sale increased $3,452,489, primarily as a result of the reclassification of the net book value of the Company's former manufacturing facility in Lithia Springs, Georgia, from Property, plant and equipment, as the facility is under contract for sale. This increase is partially offset by the eminent domain taking of the former manufacturing plant in Atlanta and the sale of a shopping center in Newnan, Georgia, previously discussed in Notes 5 and 6.

         Income-producing properties increased by $7,915,879, primarily as a result of the purchase of an approximately 174,000 square foot shopping center in Jacksonville, Florida. Publix Super Markets previously leased approximately 86,000 square feet of space in the center, which it has vacated, while remaining fully obligated under its lease until August 2010.

         Accrued expenses decreased by $2,255,036 because of the payment of year-end accruals and the reclassification of the amount related to discontinued operations.

         Short term borrowings decreased by $7,815,622, primarily due to repayments on the lines of credit. On April 30, 1999, in order to facilitate the sale of the Newnan, Georgia shopping center, the Company drew $5,600,000 on the lines of credit to have funds available to pay the related mortgage debt. This draw was repaid in May 1999.

       Current maturities of long-term debt increased by $5,289,744, primarily as a result of the reclassification of the debt remaining on the industrial revenue bonds that are secured by the Company's former manufacturing facility in Lithia Springs, Georgia, that is currently under contract for sale. This was partially offset by the payoff of the mortgage loan related to the Newnan, Georgia shopping center upon its sale.

       Deferred income taxes increased by $1,097,772, primarily reflecting the income tax deferral of the gain on the sale of the Newnan, Georgia property. This transaction was structured as a like-kind exchange pursuant to Internal Revenue Code Section 1031, which allows a deferral of the recognition of the tax gain if the Company utilizes the proceeds of the sale to purchase other real estate within 180 days of the sale. Management believes it has complied with the provisions of Internal Revenue Code Section 1031, and thus will defer federal tax on the gain of this sale.

       Other liabilities (long-term) increased by $1,736,953, primarily as a result of the participation liability related to the participating mortgage loan placed on the newly acquired Jacksonville center discussed in Note 6 above.

       Mortgage notes payable, less current maturities, increased $6,852,856, primarily as a result of the placement of the mortgage loan on the newly acquired shopping center in Jacksonville, Florida, as discussed above.

       Other long-term debt, less current maturities, decreased $11,159,723, primarily as a result of the reclassification of the debt related to the Manufacturing Segment's former manufacturing facility to Current maturities of long-term debt.




Results of  operations  of third  quarter  and first nine  months of fiscal 2000
--------------------------------------------------------------------------------
compared to third quarter and first nine months of fiscal 1999.
---------------------------------------------------------------

                       REVENUES from Continuing Operations

       For the third quarter 2000, Consolidated REVENUES from continuing operations, including Interest income and Other income, and net of intersegment eliminations, were $30,181,401, compared to $28,030,087 for the third quarter 1999, an increase of 8%. For the first nine months of fiscal 2000, Consolidated REVENUES from continuing operations were $131,476,730, compared to $129,763,625 for the first nine months of fiscal 1999, an increase of 1%.

       The figures in Chart A are Segment revenues from continuing operations before Intersegment eliminations and do not include Interest income or Other income.

                                                             CHART A
                                      REVENUE FROM CONTINUING OPERATIONS SUMMARY BY SEGMENT
                                                   (Dollar Amounts in Thousands)



                     Third Quarter Ended                                 Nine Months Ended
                         January 31,         Amount       Percent           January 31,           Amount      Percent
                    --------------------    Increase      Increase       -----------------       Increase    Increase
                    2000         1999      (Decrease)    (Decrease)      2000         1999      (Decrease)  (Decrease)

----------------------------------------------------------------------------------------------------------------------
Construction       $26,598     $24,693     $1,905            8         $115,014     $121,079     $(6,065)      (5)
Real Estate<F1>      3,892       3,725        167            4           17,369       10,505       6,864       65
                    ------      ------     ------                      --------     --------     -------
                   $30,490     $28,418     $2,072            7         $132,383     $131,584     $   799        1
                   =======     =======     ======                      ========     ========     =======

                                NOTES TO CHART A
                                ----------------

<F1>     REVENUES  for the first nine  months of fiscal  2000 were  higher  than those of the first nine months of fiscal 1999 primarily due to the sale of the Newnan, Georgia shopping center in the first quarter 2000. There were no real estate sales in the first nine months of fiscal 1999.

       The following table indicates the backlog of contracts, orders and expected rentals for the next twelve months by industry segment. The table does not include the $10,925,000 contract to sell the discontinued operations' manufacturing facility, which was entered into in February 2000.


                                   January 31,
                          ----------------------------
                              2000            1999
                          -----------     ------------
Construction              $38,386,000     $57,842,000
Real Estate                11,245,000      10,470,000
                          -----------     -----------
        Total Backlog     $49,631,000     $68,312,000
                          ===========     ===========

      COSTS AND EXPENSES: Applicable to REVENUES from Continuing Operations

       As a percentage of Segment REVENUES from Continuing Operations (See Chart
A) for the third quarter 2000 and 1999, the applicable COSTS AND EXPENSES (See Chart B) were 88% and 87%, respectively. As a percentage of Segment REVENUES from Continuing Operations for the first nine months 2000 and 1999, the applicable COSTS AND EXPENSES were 90% and 92%, respectively.

         The figures in Chart B are prior to Intersegment eliminations.

                                                    CHART B
                                   COSTS AND EXPENSES APPLICABLE TO REVENUES
                                 FROM CONTINUING OPERATIONS SUMMARY BY SEGMENT
                                         (Dollar Amounts in Thousands)

                                              Percent of Segment                           Percent of Segment
                                                 Revenues For                                 Revenues For
                    Third Quarter Ended      Third Quarter Ended   Nine Months Ended       Nine Months Ended
                        January 31,              January 31,           January 31,            January 31,
                   --------------------      -------------------  --------------------     ------------------
                    2000         1999          2000      1999       2000         1999         2000     1999
                   -------     -------       -------   -------    --------     --------    --------  --------
Construction       $24,887     $22,788          94        92      $110,254     $115,673        96       96
Real Estate <F1>     2,094       1,906          54        51         9,498        5,323        55       51
                   -------     -------                            --------     --------
                   $26,981     $24,694          88        87      $119,752     $120,996        90       92
                   =======     =======                            ========     ========


                                NOTES TO CHART B
                                ----------------

<F1>     The increase in the dollar amount of COSTS AND EXPENSES:  Applicable to
         REVENUES for the first nine months 2000 compared to the first nine months 1999 was primarily attributable to the cost of sale of the Newnan, Georgia shopping center.

             SELLING, SHIPPING, GENERAL AND ADMINISTRATIVE EXPENSES
                           FROM CONTINUING OPERATIONS

       For the third  quarter  2000 and 1999,  Selling,  shipping,  general  and administrative expenses from continuing operations, prior to intersegment eliminations, were $2,373,248 and $2,706,224, respectively. As a percentage of Consolidated REVENUES from Continuing Operations, these expenses were 8% and 10% respectively. For the first nine months 2000 and 1999, Selling, shipping, general and administrative expenses from continuing operations, prior to intersegment eliminations, were $7,075,976 and $7,067,996, respectively. As a percentage of Consolidated REVENUES from Continuing Operations, these expenses were 5% for both periods. In reviewing Chart C, the reader should recognize that the volume of revenues generally will affect the amounts and percentages. The percentages in Chart C are based upon expenses as they relate to Segment REVENUES from Continuing Operations (Chart A) prior to Intersegment eliminations, except that Parent and Total expenses relate to Consolidated REVENUES from Continuing Operations.

                                                           CHART C
                                    SELLING, SHIPPING, GENERAL AND ADMINISTRATIVE EXPENSES
                                            FROM CONTINUING OPERATIONS BY SEGMENT
                                                (Dollar Amounts in Thousands)

                                                    Percent of Segment                                   Percent of Segment
                                                       Revenues For                                         Revenues For
                        Third Quarter Ended        Third Quarter Ended       Nine Months Ended           Nine Months Ended
                            January 31,                 January 31,              January 31,                 January 31,
                      ---------------------        --------------------     --------------------         -------------------
                       2000          1999          2000          1999        2000          1999          2000          1999
                      ------        ------         ----          ----       ------        ------         ----          ----
Construction          $1,306        $1,323           5             5        $2,852        $3,069           2             3
Real Estate <F1>         388           552          10            15         1,742         1,764          10            17
Parent                   680           831           2             3         2,482         2,235           2             2
                      ------        ------                                  ------        ------
                      $2,374        $2,706           8            10        $7,076        $7,068           5             5
                      ======        ======                                  ======        ======



                                NOTES TO CHART C
                                ----------------

<F1>     On a dollar  and  percentage  basis,  Selling,  shipping,  general  and administrative expenses were lower for third quarter 2000 compared to third quarter 1999 primarily because of a decrease in personnel and incentive compensation costs.

Liquidity and capital resources.
--------------------------------

       Between April 30, 1999, and January 31, 2000, working capital increased by $345,383. Operating activities from continuing operations provided cash of $2,057,014. Discontinued operations provided cash of $2,975,015. Investing activities used cash of $3,077,537 primarily for the purchase of the shopping center in Jacksonville, Florida, which was partially offset by proceeds from the sale of the Newnan, Georgia shopping center. Financing activities used cash of $4,910,589, primarily for repayments on the Company's lines of credit and the payoff of the mortgage on the Newnan center. The proceeds of the mortgage loan on the newly acquired Jacksonville center partially offset this usage of cash.

       At January 31, 2000, the Company and its subsidiaries had available unsecured committed lines of credit totaling $13,000,000, of which $232,600 was outstanding, $12,267,400 was available, and $500,000 was reserved for a letter of credit issued as security for a mortgage loan on an Income-producing property. The letter of credit has been extended until November 2000, at which time it may be used to pay down the mortgage loan if certain leasing requirements are not attained. In November 1999, the Company received the $4,500,000 Special Master condemnation award discussed in Note 5 above. The Manufacturing Segment's line of credit and the $114,278 outstanding debt on the condemned property were paid off with the award proceeds. In addition, $1.75 million of the remaining balance of the award was deposited with the Bank which had a collateral interest in the assets sold by the Manufacturing Segment as discussed below. The $1.75 million deposit will be held by the Bank until it is used to payoff the industrial development revenue bond financing of the discontinued operations' manufacturing facility. In January 2000, the Company requested that its $2,500,000 line of credit associated with the discontinued manufacturing operations be terminated.

       On December 10, 1999, the Board of Directors of the Company decided to discontinue the operations of the Manufacturing Segment. See Note 4 to the Consolidated Financial Statements of the Company. On February 3, 2000, the Company closed on the sale of the Manufacturing Segment's machinery, equipment, furniture, and raw materials inventory. The $2.2 million cash proceeds from the sale were used to payoff $1.17 million of associated equipment leases and the balance is being held to fund the discontinued operations' cash requirements.

       On February 15 2000, the Company entered into a contract to sell the discontinued operations' manufacturing facility. The contract price is $10,925,000 and is scheduled to close prior to April 30, 2000. The Company plans to use a portion of the sales proceeds and the $1.75 million deposited with the Bank (discussed above) to pay off the $10,810,000 industrial revenue development bond financing on the property. The balance of the proceeds primarily will be used to pay expenses associated with the sale.


Year 2000.
----------

       The Year 2000 presented a problem for companies who use computer systems that were developed without the ability to properly recognize and process data relating to the Year 2000 and beyond. Such systems may have included hardware, software and other telecommunications information systems (IT), as well as computer systems that do not relate to information technology, such as building and other ancillary systems (non-IT). The Company, its vendors, suppliers, and other significant third party service providers were all exposed to the potential disruption of operations if such systems were not replaced or remediated.

       The Construction Segment purchased a new Year 2000 compliant accounting software package and upgraded its computer hardware system during the prior fiscal year. The cost of the software and hardware and the installation thereof was not considered to be material. The Real Estate Segment's accounting software was Year 2000 compliant. Other non-compliant hardware and software review and remediation costs were considered to be minimal. The Year 2000 issue did not have a material impact on the Company's business, results of operations, or financial condition.

Cautionary statement regarding forward-looking statements.
----------------------------------------------------------

       Certain statements contained or incorporated by reference in this Quarterly Report on Form 10-Q, including without limitation statements containing the words "believes," "anticipates," "expects," and words of similar import, are forward-looking statements within the meaning of the federal securities laws. Such forward-looking statements involve known and unknown risks, uncertainties and other matters which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or uncertainties expressed or implied by such forward-looking statements. Such risks, uncertainties and other matters include, but are not limited to, the sale of the discontinued operations manufacturing facility and the discontinuance of the manufacturing operations.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
-------------------------------------------------------------------

       Quantitative and qualitative disclosures about market risk were disclosed as required in Form 10-K for fiscal year ended April 30, 1999. In July 1999, the Company entered into a mortgage loan agreement secured by the newly acquired shopping center in Jacksonville, Florida. The permanent loan, in the amount of $9,500,000, bears interest at 7.375% and is scheduled to be fully amortized over twenty years. The loan may be called at any time by the lender after September 1, 2002. If the loan were called, the Company would have up to thirteen months to repay the principal amount of the loan without penalty. In conjunction with the loan, an Additional Interest Agreement was executed which entitles the lender to be paid additional interest equal to fifty percent of the quarterly net cash flow and fifty percent of the appreciation in the property upon sale or refinance.


                           PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-----------------------------------------------------------

       At the Annual Meeting (held on September 22, 1999), the shareholders voted upon and approved the Board's nominees for directors. The voting was as follows:

       DIRECTORS              VOTES FOR    VOTES WITHHELD
       ---------              ---------    --------------

Alan R. Abrams                2,750,934        28,011
Bernard W. Abrams*            2,750,934        28,011
Edward M. Abrams              2,750,934        28,011
J. Andrew Abrams              2,750,934        28,011
Paula Lawton Bevington        2,750,834        28,111
Melinda S. Garrett            2,750,834        28,111
Donald W. MacLeod*            2,750,934        28,011
L. Anthony Montag             2,685,214        93,731
Felker W. Ward, Jr            2,750,934        28,011

* Mr. Bernard W. Abrams resigned from the Board in January 2000, and Mr. MacLeod resigned from the board in February 2000. On February 23, 2000, two new Board members were elected by the Board to complete Messrs. Abrams' and MacLeod's unexpired terms. The new members are B. Michael Merritt, president of Abrams Construction, Inc. and David L. Abrams, an attorney and son of Bernard W. Abrams.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibit 27 - Financial Data Schedule (For SEC Use Only).

(b) The Registrant has not filed any reports on Form 8-K during the quarter ended January 31, 2000.

                                   SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                  ABRAMS INDUSTRIES, INC.
                                                  -----------------------
                                                       (Registrant)


Date: March 10, 2000                              /s/ Alan R. Abrams
      -----------------                           ------------------
                                                  Alan R. Abrams
                                                  Chief Executive Officer



Date: March 10, 2000                              /s/ Melinda S. Garrett
      -----------------                           ----------------------
                                                  Melinda S. Garrett
                                                  Chief Financial Officer