Form 10-K405
period 2000-04-30
ABRAMS INDUSTRIES INC
filed 2000-07-27
CIK 1923

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-K
                                  ANNUAL REPORT


                       Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                    For the fiscal year ended April 30, 2000

                         Commission file number 0-10146


                             ABRAMS INDUSTRIES, INC.

             (Exact name of registrant as specified in its charter)


                     Georgia                        58-0522129
            -------------------------------       ------------------
            (State or other jurisdiction of      (I.R.S. Employer
            incorporation or organization)       Identification No.)


    1945 The Exchange, Suite 300, Atlanta, GA          30339-2029
    ------------------------------------------         ----------
    (Address of principal executive offices)           (Zip Code)


        Registrant's telephone number, including area code:  (770) 953-0304


        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:


                                          Name of each exchange on
         Title of each class:                which registered:
         --------------------             ------------------------
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


    The aggregate market value of the voting stock held by nonaffiliates of the registrant as of June 15, 2000, was $6,217,431. See Part III. The number of shares of Common Stock of the registrant outstanding as of June 15, 2000, was 2,936,356.

                       DOCUMENTS INCORPORATED BY REFERENCE

    The information called for by Part III (Items 10, 11, and 12) is incorporated herein by reference to the registrant's definitive proxy statement for the 2000 Annual Meeting of Shareholders which is to be filed pursuant to Regulation 14A.

                                     PART I

                               ITEM 1. BUSINESS.

    Abrams Industries, Inc. engages in (i) construction of retail and commercial projects and (ii) investment in income-producing properties, including acquisition, development, re-development and sale. Prior to July 2000, the Company engaged in the property management of properties in which it had an ownership or leasehold interest.

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

    During the quarter ended January 31, 2000, the Board of Directors of the Company decided to discontinue the operations of the Company's Manufacturing Segment. See Note 3 to the Consolidated Financial Statements of the Company.

    Financial  information for the continuing operating segments is set forth in
Note 14 to the Consolidated Financial Statements of the Company.


                              CONSTRUCTION SEGMENT

    The Company, through its wholly owned subsidiary, Abrams Construction, Inc., has engaged in the construction business since 1925. Although the Company does work throughout much of the United States, it concentrates its activities principally in the South. Construction activities consist primarily of new construction, expansion, and remodeling of retail store buildings, banks, shopping centers, warehouses and distribution centers.

    Construction contracts are obtained by competitive bid and by negotiation. Generally, purchasing of materials and services for the Company's construction operations is done on a project-by-project basis.


                              REAL ESTATE SEGMENT

    The Company, through its wholly owned subsidiary, Abrams Properties, Inc., has engaged in real estate activities since 1960. These activities primarily have involved the development, management and ownership of shopping centers in the Southeast and Midwest. Selection of target markets; evaluation and acquisition of sites; securing construction and permanent financing; contracting for design and construction; expansion, renovation and re-tenanting of properties; and the sale of properties are all part of the Company's asset management and development activities. In 1998, the Company began investing in existing income-producing properties, including office and retail originally developed by others. As of July 2000, the Company was in the process of outsourcing its asset and property management functions.

    The Company currently owns seven shopping centers, all of which are held as long-term investments. Five of the centers were developed by the Company, and two were acquired. See "ITEM 2. PROPERTIES - Owned Shopping Centers." The Company is also lessee and sublessor of nine Company-developed shopping centers which were sold and leased back by the Company. See "ITEM 2. PROPERTIES - Leaseback Shopping Centers." Kmart is an anchor tenant in a majority of the Company's shopping centers. The Company also owns two office properties. See "ITEM 2. PROPERTIES - Office Buildings." The former manufacturing facility that was developed and owned by the Real Estate Segment was sold in April 2000.


                        EMPLOYEES AND EMPLOYEE RELATIONS

    At April 30, 2000, the Company employed 104 salaried employees and 18 hourly employees. On its construction jobs, the Company utilizes local labor whenever practicable, paying the prevailing wage scale. The Company believes that its relations with its employees are good.


                          SEASONAL NATURE OF BUSINESS

    The Company's business historically has been slightly seasonal, with the Construction Segment affected by weather conditions. The Company limits this exposure by operating in several regions of the country, with operations primarily in the southern United States where favorable weather conditions prevail for most of the year. The business of the Real Estate Segment is generally less seasonal.


                                  COMPETITION

    The businesses of the Company are highly competitive. In the Construction Segment, the Company competes with a large number of national and local construction companies, many of which have greater financial resources than the Company. The Real Estate Segment also operates in a competitive environment, with numerous parties competing for available financing, properties, tenants and investors.

                              PRINCIPAL CUSTOMERS

    During Fiscal 2000, the Company derived approximately 49% ($85,445,000) of its consolidated revenues from continuing operations from direct transactions with The Home Depot, Inc. These revenues resulted principally from construction activities. See Note 14 to the Consolidated Financial Statements of the Company. No other single customer accounted for 10% or more of the Company's consolidated revenues from continuing operations during the year.


                                    BACKLOG

    The following table indicates the backlog of construction contracts, expected rental income under existing leases and contracted real estate sales for the next twelve months by industry segment:


                                    April 30,      April 30,
                                      2000            1999
                                  -----------      -----------
Construction-contracts            $71,827,000      $54,460,000
Real Estate-rental income          11,202,000        9,976,000
Real Estate-sales                     195,000        6,900,000
                                  -----------      -----------
Total Backlog                     $83,224,000      $71,336,000
                                  ===========      ===========

    The Company estimates that most of the backlog at April 30, 2000, will be recognized as revenues prior to April 30, 2001. No assurance can be given as to future backlog levels or whether the Company will realize earnings from the revenues resulting from the backlog at April 30, 2000.


                                   REGULATION

    The Company is subject to the authority of various federal, state and local regulatory agencies concerned with its construction operations, including among others, the Occupational Health and Safety Administration. The Company is also subject to local zoning regulations and building codes in performing its construction and real estate activities. Management believes that it is in substantial compliance with all such governmental regulations. Management believes that compliance with federal, state and local provisions which have been enacted or adopted for regulating the discharge of materials into the environment does not have a material effect upon the capital expenditures, earnings and competitive position of the Company.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

    The Executive Officers of the Company as of April 30, 2000, were as follows:


        Name and Age                 Positions with the Company                                Officer Since
------------------------------------------------------------------------------------------------------------
Alan R. Abrams (45)        Co-Chairman of the Board since August 1998,                              1988
                           and a Director of the  Company  since 1992,
                           he has been Chief  Executive  Officer since
                           July  1999 and  President  since  May 2000.
                           From  May  1998  to  July   1999,   he  was
                           President and Chief Operating  Officer.  He
                           served as  Executive  Vice  President  from
                           August 1997 to May 1998.  From 1994 to 1998
                           he  served as  President,  and from 1997 to
                           1998 as Chief  Executive  Officer of Abrams
                           Properties, Inc.
------------------------------------------------------------------------------------------------------------
Melinda S. Garrett (44)    Director  of the  Company  since  September                              1990
                           1999, she has been Chief Financial  Officer
                           since  February  1997.  She also has served
                           Abrams Properties,  Inc. as Chief Financial
                           Officer since May 1998,  and Vice President
                           since June 1993.
------------------------------------------------------------------------------------------------------------
B. Michael Merritt (50)    Director  of  the  Company  since  February                              1986
                           2000,  he  has  been  President  of  Abrams
                           Construction, Inc. since May 1995. Prior to
                           that he served Abrams Construction, Inc. as
                           Executive Vice President.
------------------------------------------------------------------------------------------------------------
J. Andrew Abrams (40)      Co-Chairman of the Board since August 1998,                              1988
                           and a Director of the  Company  since 1992,
                           he   has   been   Vice   President-Business
                           Development  since May 2000,  and served as
                           President and Chief Operating  Officer from
                           July 1999 to May 2000.  From August 1997 to
                           July 1999, he was Executive Vice President.
                           He  also  has  served  as  Chief  Executive
                           Officer of Abrams Fixture Corporation since
                           July 1997. From September 1994 to July 1997
                           he served  Abrams  Fixture  Corporation  as
                           Vice President.
------------------------------------------------------------------------------------------------------------
Gerald T. Anderson II (37) President  and  Chief  Executive   Officer,                              1995
                           Abrams Properties,  Inc. since May 1998. He
                           served  as  Executive   Vice  President  of
                           Abrams Properties,  Inc. from February 1997
                           to  April  1998,  and Vice  President  from
                           April 1995 to January 1997.
------------------------------------------------------------------------------------------------------------

         Executive Officers of the Company are elected by the Board of Directors of the Company or the Board of Directors of the respective subsidiary to serve at the pleasure of the respective Board. Alan R. Abrams and J. Andrew Abrams are brothers, the sons of Edward M. Abrams, a member of the Board of Directors. David L. Abrams, a member of the Board of Directors, is a first cousin of Alan
R. Abrams and J. Andrew Abrams, and a nephew of Edward M. Abrams. There are no other family relationships between any Executive Officer or Director and any other Executive Officer or Director of the Company.

                              ITEM 2. PROPERTIES.

    In October 1997, the Company, through its Real Estate Segment, purchased its corporate headquarters building, which contains approximately 66,000 square feet of office space. The building is located in the North X Northwest Office Park, 1945 The Exchange, in suburban Atlanta, Georgia. The Parent Company and the Real Estate and Construction Segments are located in this building. In addition to the 29,200 square feet of offices currently utilized by the Abrams entities, another 34,800 square feet is leased to unrelated tenants, and the remaining approximately 2,000 square feet is currently available for lease.

    In May 1999, the Company sold its shopping center located in Newnan, Georgia. The sale was structured as a tax-deferred, like-kind exchange pursuant to Internal Revenue Code Section 1031, which allows a deferral of the tax gain if the Company utilizes the proceeds of the sale to purchase other real estate within 180 days of the sale. In July 1999, the Company acquired a shopping center in Jacksonville, Florida, as the replacement property. See "ITEM 7. LIQUIDITY AND CAPITAL RESOURCES" for discussion regarding the transactions.

    In June 1999, the Company received notice from the Georgia State Properties Commission that the Georgia World Congress Center Authority had made the determination to acquire the Manufacturing Segment's former wood manufacturing facility in Atlanta, Georgia. In October 1999, a Special Master appointed by the court awarded the Company $4,500,000 for the property, which amount was paid to the Manufacturing Segment. Both the State and the Company have appealed the award amount, and at April 30, 2000, the ultimate outcome was unknown. Pending resolution of the appeals, the Company has recorded the deferred gain of approximately $2.76 million from this transaction as a reduction of Net assets of discontinued operations at April 30, 2000.

    In April 2000, the Company's former manufacturing plant located in Lithia Springs, Georgia, which was developed and owned by the Real Estate Segment, was sold at a pre-tax gain of approximately $2.4 million. The Company continues to own the vacant former metal manufacturing facility located in Atlanta, Georgia.

        The Company owns, or has an interest in, the following properties:

                             OWNED SHOPPING CENTERS

    As of April 30, 2000, the Company's Real Estate Segment owned five shopping centers which it developed and two which it acquired. The following chart provides relevant information relating to the owned shopping centers:

                                                                                                                     Principal
                                                              Calendar                                               Amount of
                                           Leasable            Year(s)                                Debt             Debt
                                            Square            Placed in      Rental      Cash         Service        Outstanding
                                           Feet in             Service       Income      Flow         Payments     as of April 30,
Location                         Acres    Building(s)         by Company      2000       2000 <F1>     2000 <F2>        2000 <F3>
-----------------------------------------------------------------------------------------------------------------------------------
1100 W. Argyle Street             10.5      110,046           1972, 1996   $ 518,296   $  393,285   $  397,179     $ 3,175,010
Jackson, MI
-----------------------------------------------------------------------------------------------------------------------------------
1075 W. Jackson Street             7.3       92,120           1980, 1992     505,291      453,673      405,679       2,974,331
Morton, IL  <F4>
-----------------------------------------------------------------------------------------------------------------------------------
2500 Airport Thruway               8.0       87,543           1980, 1988     441,286      401,181      391,783       2,398,956
Columbus, GA <F4> <F5>
-----------------------------------------------------------------------------------------------------------------------------------
1500 Placida Road                 28.7      213,739             1990       1,913,799    1,656,692    1,352,167      12,557,693
Englewood, FL
-----------------------------------------------------------------------------------------------------------------------------------
15201 N. Cleveland                72.3      293,801           1993, 1996   2,756,025    2,228,949    1,558,105      13,369,042
North Fort Myers, FL
-----------------------------------------------------------------------------------------------------------------------------------
5700 Harrison Avenue              10.8       86,396             1998         498,859      354,114        --              --
Cincinnati, OH <F6>
-----------------------------------------------------------------------------------------------------------------------------------
8106 Blanding Blvd.               18.8      174,220             1999       1,089,106      863,454      703,671       9,339,295
Jacksonville, FL <F7>
-----------------------------------------------------------------------------------------------------------------------------------

<F1>  Cash  flow is  defined  as net  operating  income  before  the  following:
      depreciation, amortization of loan and lease costs, and debt service payments.
<F2>  Includes principal and interest on mortgage notes or other debt.
<F3>  Exculpatory  provisions  limit the Company's  liability to the  respective mortgaged properties, except for the North Fort Myers, Florida loan which has been guaranteed by Abrams Properties, Inc. See Notes 9 and 10 to the Consolidated Financial Statements of the Company.
<F4>  Land is leased, not owned.
<F5>  The  Columbus,   Georgia  center  is  owned  by  Abrams-Columbus   Limited
      Partnership, in which Abrams Properties, Inc. serves as general partner and owns an 80% interest.
<F6>  Originally completed by others in 1982.
<F7>  Originally completed by others in 1985.

      The two centers located in Morton, Illinois, and Columbus, Georgia, are leased exclusively to Kmart. The Columbus, Georgia Kmart lease expires in 2008 and has ten five-year renewal options, and the Morton, Illinois Kmart lease expires in 2016 and has eight five-year renewal options. Anchor lease terms for the centers not leased exclusively to Kmart are shown in the table below.

                                                                                            Lease                  Options
                                           Anchor                    Square              Expiration                   To
        Location                           Tenant                    Footage                Date                    Renew
------------------------------------------------------------------------------------------------------------------------------------
Jackson, MI                              Big Lots                    26,022                 2007               2 for 5 years each
                                          Kroger                     63,024                 2021               6 for 5 years each
------------------------------------------------------------------------------------------------------------------------------------
Englewood, FL                            Beall's                     31,255                 2006               4 for 5 years each
                                          Kmart                      86,479                 2015              10 for 5 years each
                                         Publix                      48,555                 2010               4 for 5 years each
                                        Walgreens                    13,500                 2040 <F1>                None
------------------------------------------------------------------------------------------------------------------------------------
North Fort Myers, FL                       AMC                       54,805                 2016               4 for 5 years each
                                         Beall's                     35,600                 2009               9 for 5 years each
                                     Kash n' Karry                   33,000                 2013               4 for 5 years each
                                     Jo-Ann Fabrics                  16,000                 2004               3 for 5 years each
                                          Kmart                     107,806                 2018              10 for 5 years each
------------------------------------------------------------------------------------------------------------------------------------
Cincinnati, OH                           Kroger                      42,456                 2005               3 for 5 years each
------------------------------------------------------------------------------------------------------------------------------------
Jacksonville, FL                        Publix <F2>                  85,560                 2010               6 for 5 years each
                                     Office Depot                    22,692                 2003               3 for 5 years each
------------------------------------------------------------------------------------------------------------------------------------

<F1>  Tenant  may  terminate  its  lease  with six  months  notice  at five year intervals beginning in 2010.
<F2>  Tenant  has  vacated  the  premises,  but  remains  responsible  for lease payments until the Expiration Date.


      With the exception of the Kmart lease in Columbus, Georgia, all of the anchor tenant and most of the small shop leases provide for contingent rentals if sales exceed specified amounts. In 2000, the Company received $79,183 in contingent rentals, net of offsets, which amounts are included in the aggregate Rental Income set forth above.

      Typically, tenants are responsible for their pro rata share of ad valorem taxes, insurance and common area maintenance (subject to the right of offset mentioned above). Kmart has total maintenance responsibility for the Morton, Illinois and Columbus, Georgia centers.


                           LEASEBACK SHOPPING CENTERS

      The Company, through its Real Estate Segment, is lessee of nine shopping centers that it developed, sold, and leased back under leases expiring from calendar years 2001 to 2014. The nine centers are subleased by the Company to Kmart Corporation for periods corresponding with the Company's leases. The Kmart subleases provide for contingent rentals if sales exceed specified amounts, and contain ten five-year renewal options, except Jacksonville, Florida, which has eight five-year renewal options. The Company's leases with the fee owners contain renewal options coextensive with Kmart's renewal options. Kmart is responsible for insurance and ad valorem taxes, but has the right to offset against contingent rentals any such taxes paid in excess of specified amounts. In 2000, the Company received $72,449 in contingent rentals, net of offsets, which amounts are included in the aggregate Rental Income set forth below. The Company has responsibility for structural and roof maintenance of the buildings. The Company also has responsibility for parking lots and driveways, except routine upkeep, which is the responsibility of the tenant, Kmart. The Company's leases contain exculpatory provisions which limit the Company's liability to its interest in the respective subleases.

      The following chart provides certain information relating to the leaseback shopping centers:


---------------------------------------------------------------------------------------------------------------------------------
                                                         Square                                   Rental                Rent
                                                         Feet in               Year(s)            Income               Expense
   Location                           Acres            Building(s)           Completed             2000                 2000
---------------------------------------------------------------------------------------------------------------------------------
Bayonet Point, FL                     10.8               109,340            1976, 1994           $378,670             $269,564
---------------------------------------------------------------------------------------------------------------------------------
Orange Park, FL                        9.4                84,180               1976               264,000              226,796
---------------------------------------------------------------------------------------------------------------------------------
Davenport, IA                         10.0                84,180               1977               259,087              204,645
---------------------------------------------------------------------------------------------------------------------------------
Minneapolis, MN                        7.1                84,180               1978               342,920              230,570
---------------------------------------------------------------------------------------------------------------------------------
West St. Paul, MN                     10.0                84,180               1978               298,465              229,630
---------------------------------------------------------------------------------------------------------------------------------
Ft. Smith, AR                          9.2               106,141            1979, 1994            255,350              223,195
---------------------------------------------------------------------------------------------------------------------------------
Jacksonville, FL                      11.6                97,032               1979               303,419              258,858
---------------------------------------------------------------------------------------------------------------------------------
Louisville, KY                         9.3                72,897               1979               290,000              251,279
---------------------------------------------------------------------------------------------------------------------------------
Richfield, MN                          5.7                74,217               1979               300,274              241,904
---------------------------------------------------------------------------------------------------------------------------------


                                OFFICE BUILDINGS

      The Company, through its Real Estate Segment, owns two office properties: the corporate headquarters building located at 1945 The Exchange, Atlanta, Georgia; and an office park in northwest suburban Atlanta, Georgia. The following chart provides pertinent information relating to the office buildings:

------------------------------------------------------------------------------------------------------------------------------------
                                                                                                                       Principal
                                                        Calendar                                                       Amount of
                                          Leasable       Year                                            Debt             Debt
                                           Square      Placed in           Rental          Cash         Service       Outstanding
                                           Feet In      Service            Income          Flow        Payments      As Of April 30,
   Location                   Acres      Building(s)   by Company           2000          2000<F1>      2000 <F2>        2000
------------------------------------------------------------------------------------------------------------------------------------
1945 The Exchange             3.12        65,880         1997             $1,108,642      $  735,117   $477,711       $4,933,813
Atlanta, GA <F3>
------------------------------------------------------------------------------------------------------------------------------------
1501-1523 Johnson Ferry Rd.   8.82       121,476         1997              1,758,890       1,050,089    538,925        6,346,536
Marietta, GA <F4>
------------------------------------------------------------------------------------------------------------------------------------

<F1>  Cash  flow is  defined  as net  operating  income  before  the  following:
      depreciation, amortization of loan and lease costs, and debt service payments.
<F2>  Includes principal and interest on mortgage notes or other debt.
<F3>  Corporate headquarters building of which the Parent Company,  Construction
      Segment, and Real Estate Segment occupy approximately 29,200 square feet. Rental income and cash flow includes intercompany rent at market rates of $488,252 paid by the Parent Company and the Construction and Real Estate Segments. The debt is guaranteed by Abrams Properties, Inc. Originally constructed by others in 1974 and acquired and redeveloped by the Company in 1997.
<F4>  The  Company,  through a  subsidiary  of its Real Estate  Segment,  is the lessee of 16,859 square feet of space under a master lease agreement to satisfy a condition required by the lender. Rental income and cash flow include intercompany rent at market rates of $267,826 paid by the Real Estate Segment. Originally constructed by others in 1980 and 1985.

               LAND LEASED OR HELD FOR FUTURE DEVELOPMENT OR SALE

      The Company, through its Real Estate Segment, owns or has an interest in the following land that is leased or held for future development or sale:

-----------------------------------------------------------------------------------------------------------------------------------
                                                                 Calendar Year
                                                                  Development                      Intended
       Location                                 Acres              Completed                        Use <F1>
-----------------------------------------------------------------------------------------------------------------------------------
W. Argyle Street                                 0.9                 1972             One outlot or retail shops
Jackson, MI
-----------------------------------------------------------------------------------------------------------------------------------
Kimberly Road & Fairmont Street                  6.0                 1977             Food store and/or retail stops and outlot
Davenport, IA <F2>
-----------------------------------------------------------------------------------------------------------------------------------
Dixie Highway                                    4.7                 1979             Food store and/or retail shops
Louisville, KY
-----------------------------------------------------------------------------------------------------------------------------------
West 15th Street                                 1.4                 1979             Two outlots<F3>
Washington, NC
-----------------------------------------------------------------------------------------------------------------------------------
Mundy Mill Road                                  5.3                 1987             Retail shops and/or four outlots
Oakwood, GA
-----------------------------------------------------------------------------------------------------------------------------------
North Cleveland Avenue                          12.4                 1993             Six outlots, anchor pads and retail shops
North Fort Myers, FL
-----------------------------------------------------------------------------------------------------------------------------------

<F1>  "Outlot" as used herein refers to a small parcel of land reserved from the shopping center parcel and is generally sold for, leased for, or developed as, a fast-food operation, bank or similar use.

<F2>  Includes 1.1 acre outlot currently under contract to be sold at a gain.

<F3>  Leased  under  leases  terminating  in years 2005 and 2010 with a right to extend for three additional five-year periods. Both outlots are subleased for terms coextensive with the Company's lease.

      There is no debt on any of the above properties, except for the North Fort Myers, Florida anchor pads and retail shop land. See Note 10 to the Consolidated Financial Statements of the Company. The Company will either develop the properties described above, or will hold them for sale or lease to others.

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

                                    PART II

 ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS.

____________________________________________________________________________________________________________________
                         |                                                              |        DIVIDENDS PAID
                         |                     CLOSING MARKET PRICES                    |          PER SHARE
                         |______________________________________________________________|___________________________
                         |             FISCAL           |             FISCAL            |    FISCAL   |    FISCAL
                         |              2000            |              1999             |     2000    |     1999
                         |______________________________|_______________________________|_____________|_____________
                         |    HIGH             LOW      |     HIGH             LOW      |             |
                         |    TRADE           TRADE     |    TRADE            TRADE     |             |
_________________________|______________________________|_______________________________|_____________|_____________
                         |                              |                               |             |
   First Quarter         |    $5.375         $3.875     |    $7.500          $6.250     |    $.040    |    $.050
_________________________|______________________________|_______________________________|_____________|_____________
   Second Quarter        |     5.938          3.750     |     7.750           5.500     |     .040    |     .050
_________________________|______________________________|_______________________________|_____________|_____________
   Third Quarter         |     4.500          2.940     |     7.750           4.125     |     .040    |     .050
_________________________|______________________________|_______________________________|_____________|_____________
   Fourth Quarter        |     4.000          3.375     |     6.875           3.031     |     .040    |     .050
_________________________|______________________________|_______________________________|_____________|_____________

      The common stock of Abrams Industries, Inc. is traded over-the-counter in the NASDAQ National Market System (Symbol: ABRI). The approximate number of holders of common stock was 460 (including shareholders of record and shares held in street name) at May 31, 2000.

ITEM 6.  SELECTED FINANCIAL DATA.

      The following table sets forth selected financial data for the Company and should be read in conjunction with the consolidated financial statements and the notes thereto.

-----------------------------------------------------------------------------------------------------------------------------
                                        2000               1999                1998               1997               1996
-----------------------------------------------------------------------------------------------------------------------------
Consolidated Revenues <F1>        $ 174,579,492      $ 172,201,090       $ 163,586,356      $ 119,420,343      $ 119,290,881
-----------------------------------------------------------------------------------------------------------------------------
Net Earnings (Loss) <F1>          $   2,367,190      $     (39,599)      $   2,694,211      $   1,274,545      $    (220,785)
-----------------------------------------------------------------------------------------------------------------------------
Net Earnings (Loss) Per
   Share <F1> <F2>                $         .80      $        (.01)      $         .92      $         .43      $        (.07)
-----------------------------------------------------------------------------------------------------------------------------
Shares Outstanding at
   Year-End                           2,936,356          2,936,356           2,936,356          2,938,356          2,970,856
-----------------------------------------------------------------------------------------------------------------------------
Cash Dividends Paid Per Share     $         .16      $         .20       $         .19      $         .07      $        .105
-----------------------------------------------------------------------------------------------------------------------------
Shareholders' Equity              $  22,346,138      $  23,272,560       $  24,535,863      $  22,125,214      $  20,152,376
-----------------------------------------------------------------------------------------------------------------------------
Shareholders' Equity Per
   Share <F2>                     $        7.61      $        7.93       $        8.36      $        7.53      $        6.78
-----------------------------------------------------------------------------------------------------------------------------
Working Capital                   $  10,820,179      $   9,885,902       $  15,283,031      $  13,075,119      $  10,417,697
-----------------------------------------------------------------------------------------------------------------------------
Depreciation and
   Amortization Expense <F1>      $   3,067,959      $   2,702,555       $   2,338,854      $   2,811,472      $   2,668,060
-----------------------------------------------------------------------------------------------------------------------------
Total Assets                      $ 102,845,867      $ 126,132,540       $ 121,309,444      $  91,499,438      $  90,635,098
-----------------------------------------------------------------------------------------------------------------------------
Income-Producing Properties
   and Property, Plant and
   Equipment, net                 $  61,456,455      $  64,680,003       $  67,119,159      $  45,028,355      $  54,493,842
-----------------------------------------------------------------------------------------------------------------------------
Long-Term Debt                    $  51,929,637      $  56,554,488       $  62,938,807      $  41,118,885      $  51,202,536
-----------------------------------------------------------------------------------------------------------------------------
Return on Average
   Shareholders' Equity <F1>              10.4%             (0.2%)               11.5%               6.0%             (1.1%)
-----------------------------------------------------------------------------------------------------------------------------

<F1>  From continuing operations.
<F2>  Adjusted to reflect stock dividends and stock splits.


    ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR FISCAL YEARS ENDED APRIL 30, 2000, 1999, AND 1998.


                             RESULTS OF OPERATIONS

                                    REVENUES

      Revenues from continuing operations for 2000 were $174,579,492, compared to $172,201,090 and $163,586,356, for 1999 and 1998, respectively. This represents an increase in Revenues of 1% in 2000, and 5% in 1999. Revenues include Interest income of $372,524, $421,315, and $649,910, for 2000, 1999, and
1998, respectively, and Other income of $73,882, $56,532, and $121,429, for 2000, 1999, and 1998, respectively. The figures in Chart A below do not include Interest income, Other income or Intersegment revenues. When more than one segment is involved, Revenues are reported by the segment that sells the product or service to an unaffiliated purchaser.

                                        REVENUE FROM CONTINUING OPERATIONS SUMMARY BY SEGMENT
                                                       (Dollars in Thousands)
                                                              CHART A

                                 Years Ended                Increase                 Years Ended                   Increase
                                  April 30,                (Decrease)                 April 30,                   (Decrease)
                          --------------------------------------------------   ----------------------------------------------------
                              2000         1999        Amount      Percent        1999          1998         Amount       Percent
                          --------------------------------------------------   ----------------------------------------------------
Construction <F1>           $143,916    $159,273      $(15,357)      (10)       $159,273      $141,453     $17,820          13
Real Estate <F2>              30,217      12,450        17,767       143          12,450        21,362      (8,912)        (42)
                          ------------------------------------                 -----------------------------------
Total                       $174,133    $171,723      $  2,410         1        $171,723      $162,815     $ 8,908           5
                          ====================================                 ===================================


NOTES:

<F1>  The  decrease  in 2000 from that in 1999 is  primarily  attributable  to a temporary decrease in business from an existing customer. The increase in 1999 was primarily attributable to the addition of new customers.

<F2>  Rental  revenues for 2000 were  $12,551,729,  compared to  $12,449,850  in
      1999, and $11,337,342 in 1998. Rental revenues exclude $1,527,856 in 2000,
      $1,485,038 in 1999, and $200,615 in 1998, received from the Company's other segments. Revenues from sales of real estate were $17,665,456 in 2000, and $10,024,650 in 1998. There were no sales of real estate in 1999. The real estate revenues in 2000 include the sale of the shopping center in Newnan, Georgia, and the Company's manufacturing facility in Lithia Springs, Georgia. The revenues in 2000 do not include any amounts related to the deferred gain on the eminent domain taking of the Atlanta, Georgia former manufacturing facility. The 1998 real estate revenues include sales of a shopping center in Oakwood, Georgia, freestanding Kmarts in Tifton, Georgia, and Newark, Ohio, and an outparcel in North Fort Myers, Florida. The Company reviews its real estate portfolio on an ongoing basis and places a property on the market for sale when it believes it is in its best interests to do so. In addition, a property may be marketed in one fiscal year, but the sale may not close until a subsequent year, due to individually negotiated contract terms. Real estate sales, which may have a material impact on the Company's results of operations, do not occur every year, and the Company cannot predict the timing of any such sales.

                     COSTS: APPLICABLE TO SEGMENT REVENUES

          As a percentage of total Segment Revenues (See Chart A), the applicable total Segment Costs (See Chart B) of $155,731,989 for 2000, $157,525,283 for 1999, and $144,973,450 for 1998, were 89%, 92%, and 89%, respectively.

                                    COSTS AND EXPENSES APPLICABLE TO REVENUES FROM
                                       CONTINUING OPERATIONS SUMMARY BY SEGMENT
                                                (Dollars in Thousands)
                                                       CHART B


                                                                                             Percent of
                                                                                         Segment Revenues
                                           Years Ended                                    For Years Ended
                                             April 30,                                       April 30,
                       -------------------------------------------------    -----------------------------------------
                               2000              1999             1998              2000         1999        1998
                       -------------------------------------------------    -----------------------------------------
Construction                 $136,396         $150,603          $133,430             95           95          94
Real Estate <F1>               19,336            6,922            11,543             64           56          54
                       -------------------------------------------------
    Total                    $155,732         $157,525          $144,973             89           92          89
                       =================================================

NOTES:

<F1>  The increase in the dollar amount and  percentage in 2000 is  attributable to the costs of the real estate sales during the year. The decrease in the dollar amount and percentage in 1999 is because there were no real estate sales in 1999. See Chart A for discussion of real estate sales in 2000 and 1998.


             SELLING, SHIPPING, GENERAL AND ADMINISTRATIVE EXPENSES

      For the years 2000, 1999, and 1998, Selling, shipping, general and administrative expenses (See Chart C) were $9,597,295, $9,458,766, and $9,630,691, respectively. As a percentage of Consolidated Revenues, these expenses were 6% in each of the three years. In reviewing Chart C, the reader should recognize that the volume of revenues generally would affect these amounts and percentages. The percentages in Chart C are based on expenses as they relate to segment revenues in Chart A, with the exception that Parent expenses and Total expenses relate to Consolidated Revenues.

                                SELLING, SHIPPING, GENERAL AND ADMINISTRATIVE EXPENSES
                                        FROM CONTINUING OPERATIONS BY SEGMENT
                                                (Dollars in Thousands)
                                                       CHART C


                                                                                             Percent of
                                                                                         Segment Revenues
                                           Years Ended                                    For Years Ended
                                             April 30,                                       April 30,
                       -------------------------------------------------    -----------------------------------------
                               2000              1999             1998              2000         1999        1998
                       -------------------------------------------------    -----------------------------------------


Construction <F1>             $4,267           $4,584            $4,525               3             3            3
Real Estate <F2>               2,160            2,325             2,500               7            19           12
Parent <F3>                    3,170            2,550             2,606               2             2            2
                       ------------------------------------------------
        Total                 $9,597           $9,459            $9,631               6             6            6
                       ================================================


NOTES:

<F1>  On a dollar basis  comparison,  the decreased expense in 2000 stemmed from decreased incentive-based compensation expenses, which were a result of decreased Segment earnings. This was partially offset by an increase in 2000 in the cost of employee medical claims, which varies from year to year.
<F2>  As noted above, the volume of revenues generally affects these amounts and percentages. In 1999, revenues declined, as there were no real estate sales. In 2000 and 1998, real estate sales were reported, producing increased revenues. The gains on such sales affect incentive-based compensation expenses, which are included in these amounts.
<F3>  On a dollar basis  comparison,  the increased  expense in 2000 includes an accrual related to an existing employment agreement, and additional legal, accounting, and professional consulting fees resulting from the Company's investigation of strategic alternatives.

                                 INTEREST COSTS

      The majority of interest costs expensed of $5,386,257, $5,159,222, and $4,613,004, in 2000, 1999, and 1998, respectively, is related to debt on real estate and utilization of lines of credit. Interest costs increased in 2000 primarily due to the purchase of the Jacksonville, Florida shopping center, and in 1999 primarily due to the bond financing of the Lithia Springs, Georgia manufacturing facility, which was sold in April 2000. Interest costs of $199,000 and $112,000, relating to properties under development in 1999 and 1998, respectively, were capitalized. There was no capitalized interest in 2000.



             FINANCIAL CONDITION AND CHANGES IN FINANCIAL CONDITION

      Property held for sale decreased by $5,235,074 in 2000 as a result of the sale of the shopping center in Newnan, Georgia, and the eminent domain taking of the Company's former manufacturing facility located in Atlanta, Georgia, as discussed in "ITEM 2. PROPERTIES." The mortgage debt associated with the Newnan shopping center was included in Current maturities of long-term debt at April 30, 1999.

      Income producing properties increased by $7,542,489 during 2000, primarily as a result of the purchase of a shopping center in Jacksonville, Florida. The mortgage note used to finance the purchase of the Jacksonville shopping center is classified as Mortgage notes payable at April 30, 2000. See "ITEM 2. PROPERTIES" for further discussion.

      Property, plant and equipment decreased by $11,087,747 during 2000, primarily as a result of the sale of the Company's manufacturing facility located in Lithia Springs, Georgia, and its related fixed assets. See "ITEM
2. PROPERTIES" and "DISCONTINUED OPERATIONS" for further information.


                        LIQUIDITY AND CAPITAL RESOURCES

      Except for certain real estate construction loans and occasional short-term operating loans, the Company normally has been able to finance its working capital needs through funds generated internally. If adequate funds are not generated through normal operations, the Company has available bank lines of credit. Working capital increased to $10,820,179 at the end of 2000, from $9,885,902 at the end of 1999. Operating activities provided cash of $7,057,728. Investing activities used cash of $1,639,320, primarily for the purchase of income-producing property, which was substantially offset by proceeds from the sales of real estate and property, plant and equipment. Financing activities used cash of $5,597,985 primarily for repayment of debt and short-term borrowings.

      In 1992, the Company secured a construction loan for the North Fort Myers, Florida property from SunTrust Bank. The primary term of the construction financing was five years, and the loan has been extended to August 2001, in accordance with the loan agreement, as amended. The loan carries a floating interest rate of prime plus .375%. The maximum amount to be funded will be determined by a formula based on future development. As of April 30, 2000, the principal amount outstanding was $13,369,042. Although the Company has periodically received extensions on this loan, there can be no assurance it will be able to continue to do so. If future extensions were not granted, it would be necessary for the Company to either refinance or sell the development and pay off this loan prior to its due date. There can be no assurance that sufficient proceeds from a refinancing or sale will be available to pay off the loan prior to its maturity.

      In August 1997, the Company refinanced its Jackson, Michigan shopping center, replacing a $2,100,000 construction loan with a permanent loan for $3,500,000. The permanent loan had an original a term of 22 years and bears interest at 8.625%. Certain provisions of the loan, as amended in August 1999, required the establishment of a $500,000 letter of credit at closing which is to be used to pay down the loan in August 2000, if certain leasing requirements are not met. As of April 30, 2000, these requirements had not been met, and there can be no assurance that they will be met by August 2000, or that these provisions can again be amended to extend the date of compliance.

      In October 1997, the Company entered into an acquisition and construction loan with SunTrust Bank, to fund the purchase and redevelopment of the corporate headquarters building in Atlanta, Georgia. The loan had a balance at April 30, 2000, of $4,933,813, and its term has been extended to August 2001. There can be no assurance further extensions will be granted. The Company has the option of paying interest at the prime rate or based on the Eurodollar rate plus 2.0%, which may be locked in for one, two, three, or six month periods, at the Company's discretion. The Company plans to refinance this loan prior to maturity; however, there can be no assurance that a refinancing will take place prior to the loan's due date.

      In July 1999, in connection with the financing of the purchase of the Company's new shopping center in Jacksonville, Florida, the Company entered into a permanent mortgage loan in the amount of $9,500,000, which is secured by the center. The loan bears interest at 7.375% and is scheduled to be fully amortized over twenty years. The lender may call the loan at any time after September 1, 2002. If the loan were called, the Company would have up to thirteen months to repay the principal amount of the loan without penalty. In conjunction with the loan, an Additional Interest Agreement was executed which entitles the lender to be paid additional interest equal to fifty percent of the quarterly net cash flow and fifty percent of the appreciation in the property upon sale or refinance. The liability related to the lender's fifty percent share of the appreciation in the property was $1,989,704 at April 30, 2000.

      In February 2000, the Company's Board of Directors authorized the repurchase of up to 200,000 shares of Common Stock during the twelve-month period beginning February 25, 2000, and ending February 24, 2001. Any such purchases, if made, could be in the open market at prevailing prices or in privately negotiated transactions. The Company expects to finance any purchases made with currently available cash. No such stock repurchases had been made as of April 30, 2000.

      In April 2000, in connection with the sale of the Company's Lithia Springs, Georgia manufacturing facility, the $11,000,000 bond financing that was secured by the facility was assumed by the purchaser of the property.

      At April 30, 2000, the Company had unsecured committed lines of credit totaling $13,000,000, of which none was outstanding. Of this amount, $500,000 was reserved for the letter of credit issued for the Jackson, Michigan loan discussed above.

             EFFECTS OF INFLATION ON REVENUES AND OPERATING PROFITS

      The effects of inflation upon the Company's operating results are varied. Inflation in the current year has been modest and has had minimal effect on the Company. The Construction Segment subcontracts most of its work at fixed prices, which normally will help that segment protect its profit margin from erosion due to inflation.

      In the Real Estate Segment, many of the anchor leases are long-term (original terms over 20 years), with fixed rents, except for contingent rent provisions by which the Company may earn additional rent as a result of increases in tenants' sales. In many cases, however, the contingent rent provisions permit the tenant to offset against contingent rents any increases in ad valorem taxes over a specified amount. If inflation were to rise, ad valorem taxes would probably increase as well, which, in turn, would cause a decrease in the contingent rents. Furthermore, the Company has certain repair obligations, and the costs of repairs increase with inflation.

      Inflation causes a rise in interest rates, which has a positive effect on investment income, but has a negative effect on profit margins because of the increased costs of contracts and the increase in interest expense on variable rate loans. Overall, inflation will tend to limit the Company's markets and, in turn, will reduce revenues as well as operating profits and earnings.


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


                    CONSIDERATION OF STRATEGIC ALTERNATIVES

      The Company announced on June 8, 1999, that the Board of Directors decided to investigate a wide range of possible strategic and financial alternatives available to maximize shareholder value. The investigation, which has been completed, resulted in the discontinuance of the Company's manufacturing operations. See "Discontinued Operations."

      Also as a result of the investigation, subsequent to the fiscal year end, the Company entered into agreements to outsource the property management of certain of the Company's commercial real estate assets to third parties. Additionally, the Company has entered into a letter of intent to contract out its asset management activities to jOjA Partners, LLC, a company newly formed by executives of the Real Estate Segment, in which the Company would maintain a minority interest. The Company plans to continue to own and invest in real estate.

                            DISCONTINUED OPERATIONS

      During the quarter ended January 31, 2000, the Board of Directors of the Company decided to discontinue the operations of the Manufacturing Segment. The financial statements reflect the operating results of this business as a discontinued operation, and prior year financial information has been appropriately reclassified. See Note 3 to the Consolidated Financial Statements of the Company. On February 2, 2000, the Company closed on the sale of the Manufacturing Segment's machinery, equipment, furniture, and raw materials inventory for $2.2 million.

      The Company recorded an after tax loss from discontinued operations of $2,612,332 in the fiscal year ended April 30, 2000. At April 30, 2000, the Manufacturing Segment had ceased all operations and disposed of substantially all of its assets. The remaining assets and liabilities of the Manufacturing Segment have been consolidated and presented as Net assets of discontinued operations on the Consolidated Balance Sheet at April 30, 2000. Included as a reduction in the Net assets of discontinued operations is an approximately $2.76 million deferred gain on the eminent domain taking of the Company's former manufacturing facility in Atlanta, Georgia. The amount of the condemnation award is currently under appeal by both parties, and the ultimate outcome is unknown at this time.


      ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

      The Company's major market risk exposure is the potential loss arising from changes in interest rates and its impact on variable rate debt instruments. The following table summarizes information related to the Company's market risk sensitive debt instruments as of April 30, 2000:


-----------------------------------------------------------------------------------------------------------------------------
                                     Principal              Total                                     Interest
Debt Instrument                       Balance            Availability           Maturity                Rate
-----------------------------------------------------------------------------------------------------------------------------
Note Payable to Bank                $4,933,813            $  4,933,813          8/31/01       Prime rate or LIBOR plus 2%, at
                                                                                              the Company's option
-----------------------------------------------------------------------------------------------------------------------------
Construction Loan                   $8,692,094            $  8,692,094          8/31/01       Prime rate plus .375%
-----------------------------------------------------------------------------------------------------------------------------
Amendment to Construction           $4,676,948            To be determined      8/31/01       Prime rate plus .375%
 Loan                                                     per formula in
                                                          Loan Agreement
-----------------------------------------------------------------------------------------------------------------------------
Unsecured Lines of Credit           $        0            $ 11,500,000         10/31/00       Prime rate or LIBOR plus 2%, at
                                                                                               the Company's option
-----------------------------------------------------------------------------------------------------------------------------
Unsecured Line of Credit            $        0            $    500,000 <F1>    10/31/01       Prime rate or LIBOR plus 2%, at
                                                                                              the Company's option
-----------------------------------------------------------------------------------------------------------------------------
Unsecured Line of Credit            $        0            $  1,000,000          9/30/00       Prime rate or LIBOR plus 2.7%,
                                                                                              at the Company's option
-----------------------------------------------------------------------------------------------------------------------------

<F1>  $500,000 is  restricted  as it secures a letter of credit.  See Note 10 to the Consolidated Financial Statements of the Company.



              ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
                   Index to Consolidated Financial Statements

                                                                                                              Page

Report of Independent Accountants and Independent Auditors' Report                                             16
Consolidated Balance Sheets - April 30, 2000, and 1999                                                         17
Consolidated Statements of Operations - For the years ended April 30, 2000, 1999, and 1998                     18
Consolidated Statements of Shareholders' Equity - For the years ended April 30, 2000, 1999, and 1998           19
Consolidated Statements of Cash Flows - For the years ended April 30, 2000, 1999, and 1998                     20
Notes to Consolidated Financial Statements - April 30, 2000, 1999, and 1998                                    21



Schedules:
Schedule Number
---------------
II  Valuation and Qualifying Accounts                                                                          33
III Real Estate and Accumulated Depreciation                                                                   34

                       Report of Independent Accountants



To The Board of Directors and Shareholders
Abrams Industries, Inc.:



      In our opinion, the accompanying consolidated balance sheet as of April 30, 2000 and the related consolidated statements of operations, shareholders' equity and cash flows present fairly, in all material respects, the financial position of Abrams Industries, Inc. and subsidiaries (the "Company") at April 30, 2000, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States. In addition, in our opinion, the financial statement schedules listed in the accompanying index present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements as of and for the year ended April 30, 2000. These financial statements and financial statement schedules are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above.


/s/ PricewaterhouseCoopers LLP

Atlanta, Georgia
June 2, 2000


================================================================================


                          Independent Auditor's Report



The Board of Directors and Shareholders
Abrams Industries, Inc.:



      We have audited the accompanying consolidated financial statements of Abrams Industries, Inc. and subsidiaries (the "Company") as of April 30, 1999, and for the years ended April 30, 1999 and 1998 as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedules for the years ended April 30, 1999 and 1998 as listed in the accompanying index. These consolidated financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedules based on our audits.

      We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and schedules are free of material misstatement. An audit includes examining, on a test basis evidence supporting the amounts and disclosures in the financial statements and schedules. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statements and schedule presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Abrams Industries, Inc. and subsidiaries as of April 30, 1999 and the results of their operations and cash flows for the years ended April 30, 1999 and 1998 in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedules for the years ended April 30, 1999 and 1998, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.


/s/ KPMG LLP

Atlanta, Georgia
June 4, 1999

                                             CONSOLIDATED BALANCE SHEETS

                                                                                           April 30,
                                                                           ----------------------------------------
                                                                                  2000                    1999
-------------------------------------------------------------------------------------------------------------------
                                     ASSETS
CURRENT ASSETS:
      Cash and cash equivalents, including restricted cash of $0
        and $95,673, in 2000 and 1999, respectively                          $   7,268,974           $   7,448,551
      Receivables:
        Trade accounts and notes, net                                              150,944               3,298,545
        Contracts, net, including retained amounts of
              $5,105,889 and $4,983,746, in 2000 and 1999,
              respectively (note 5)                                             19,880,333              27,981,694
      Inventories, net (note 4)                                                       --                 2,972,663
      Costs and earnings in excess of billings (note 5)                          2,319,102               3,188,100
      Net assets of discontinued operations (note 3)                             1,423,593                    --
      Property held for sale (note 6)                                               33,404               5,268,478
      Deferred income taxes (note 11)                                              685,277                 820,829
      Other                                                                        538,840                 599,715
-------------------------------------------------------------------------------------------------------------------
              Total current assets                                              32,300,467              51,578,575
-------------------------------------------------------------------------------------------------------------------
INCOME-PRODUCING PROPERTIES, NET (notes 7 and 9)                                59,854,096              52,311,607
PROPERTY, PLANT AND EQUIPMENT, NET (note 8)                                      1,602,359              12,368,396
OTHER ASSETS:
      Land held for future development or sale                                   4,204,442               4,237,845
      Notes receivable                                                             170,433                 297,209
      Cash surrender value of officers life insurance, net                       1,225,265               1,473,963
      Deferred loan costs, net                                                     531,959                 788,356
      Other                                                                      2,956,846               3,076,589
-------------------------------------------------------------------------------------------------------------------
                                                                             $ 102,845,867           $ 126,132,540
===================================================================================================================

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
      Trade and subcontractors payables, including
        retained amounts of $2,150,687 and $2,513,281
        in 2000 and 1999, respectively                                       $  13,373,742           $  18,391,697
      Accrued expenses                                                           4,015,373               2,834,831
      Billings in excess of costs and earnings (note 5)                          1,289,114               2,947,814
      Accrued profit-sharing (note 12)                                           1,438,884               2,593,654
      Short-term borrowings (note 10)                                                 --                 8,048,222
      Current maturities of long-term debt                                       1,363,175               6,876,455
-------------------------------------------------------------------------------------------------------------------
              Total current liabilities                                         21,480,288              41,692,673
-------------------------------------------------------------------------------------------------------------------
DEFERRED INCOME TAXES (note 11)                                                  3,448,538               2,910,771
OTHER LIABILITIES                                                                3,641,266               1,702,048
MORTGAGE NOTES PAYABLE, less current maturities (note 9)                        34,033,941              27,447,977
OTHER LONG-TERM DEBT, less current maturities (note 10)                         17,895,696              29,106,511
-------------------------------------------------------------------------------------------------------------------
              Total liabilities                                                 80,499,729             102,859,980
-------------------------------------------------------------------------------------------------------------------
COMMITMENTS AND CONTINGENCIES (notes 6, 9, and 10)
SHAREHOLDERS' EQUITY:
      Common stock, $1 par value; 5,000,000 shares authorized;
        3,014,039 shares issued and 2,936,356 shares outstanding in
        2000 and 1999                                                            3,014,039               3,014,039
      Additional paid-in capital                                                 2,019,690               2,019,690
      Retained earnings                                                         17,724,960              18,651,382
      Treasury stock, 77,683 common shares in 2000 and 1999                       (412,551)               (412,551)
-------------------------------------------------------------------------------------------------------------------
              Total shareholders' equity                                        22,346,138              23,272,560
-------------------------------------------------------------------------------------------------------------------
                                                                             $ 102,845,867           $ 126,132,540
===================================================================================================================
                            See accompanying notes to consolidated financial statements.


                                       CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                     Years Ended April 30,
                                                                  ---------------------------------------------------------
                                                                         2000                 1999                 1998
---------------------------------------------------------------------------------------------------------------------------
REVENUES:
    Construction                                                  $ 143,915,901         $ 159,273,393         $ 141,453,025
    Rental income                                                    12,551,729            12,449,850            11,337,342
    Real estate sales                                                17,665,456                  --              10,024,650
    Interest                                                            372,524               421,315               649,910
    Other                                                                73,882                56,532               121,429
---------------------------------------------------------------------------------------------------------------------------
                                                                    174,579,492           172,201,090           163,586,356
---------------------------------------------------------------------------------------------------------------------------
COSTS AND EXPENSES:
    Construction                                                    136,396,070           150,603,062           133,430,395
    Rental property operating expenses,
      excluding interest                                              6,999,011             6,922,221             6,385,593
    Cost of real estate sold                                         12,336,908                  --               5,157,462
---------------------------------------------------------------------------------------------------------------------------
                                                                    155,731,989           157,525,283           144,973,450
---------------------------------------------------------------------------------------------------------------------------
Selling, shipping, general and administrative                         9,597,295             9,458,766             9,630,691
Interest costs incurred, less interest capitalized of
    $0, $199,000, and $112,000 in 2000, 1999, and
    1998, respectively                                                5,386,257             5,159,222             4,613,004
---------------------------------------------------------------------------------------------------------------------------
                                                                    170,715,541           172,143,271           159,217,145
---------------------------------------------------------------------------------------------------------------------------
          EARNINGS BEFORE INCOME TAXES                                3,863,951                57,819             4,369,211
---------------------------------------------------------------------------------------------------------------------------
INCOME TAX EXPENSE (note 11):
    Current                                                           1,166,553                71,237               728,753
    Deferred                                                            330,208                26,181               946,247
---------------------------------------------------------------------------------------------------------------------------
                                                                      1,496,761                97,418             1,675,000
---------------------------------------------------------------------------------------------------------------------------
          EARNINGS (LOSS) FROM CONTINUING OPERATIONS                  2,367,190               (39,599)            2,694,211
---------------------------------------------------------------------------------------------------------------------------
DISCONTINUED OPERATIONS (note 3):
    (Loss) Earnings from discontinued operations, adjusted
      for applicable (benefit) expense for income taxes of
      ($979,455), ($385,006), and $158,000, respectively             (1,636,233)             (636,432)              305,267
    Loss on sale of assets of discontinued operations,
      adjusted for applicable benefit for income taxes of
      $576,171                                                         (976,099)                 --                    --
---------------------------------------------------------------------------------------------------------------------------
          (LOSS) EARNINGS FROM DISCONTINUED OPERATIONS               (2,612,332)             (636,432)              305,267
---------------------------------------------------------------------------------------------------------------------------
          (LOSS) EARNINGS BEFORE EXTRAORDINARY ITEM                    (245,142)             (676,031)            2,999,478
---------------------------------------------------------------------------------------------------------------------------
Extraordinary loss from early extinguishment of debt,
    adjusted for applicable benefit for income taxes of
    $129,607 (note 8)                                                  (211,463)                 --                    --
---------------------------------------------------------------------------------------------------------------------------
          NET (LOSS) EARNINGS                                     $    (456,605)        $    (676,031)        $   2,999,478
===========================================================================================================================
NET (LOSS) EARNINGS PER SHARE (note 13):
    From continuing operations - basic and diluted                $         .80         $        (.01)        $         .92
    From discontinued operations - basic and diluted                       (.89)                 (.22)                  .10
    From extraordinary loss from early extinguishment of
      debt-basic and diluted                                               (.07)                 --                    --
---------------------------------------------------------------------------------------------------------------------------
    Net (loss) earnings per share - basic and diluted             $        (.16)        $        (.23)        $        1.02
===========================================================================================================================
                            See accompanying notes to consolidated financial statements.

                                             CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                             Common Stock              Additional
                                       -----------------------          Paid-In          Retained        Treasury
                                       Shares           Amount          Capital          Earnings          Stock           Total
-----------------------------------------------------------------------------------------------------------------------------------
BALANCES at April 30, 1997           3,010,039      $  3,010,039    $  2,012,190      $ 17,473,536   $   (370,551)    $ 22,125,214
    Net earnings                          --                --              --           2,999,478           --          2,999,478
    Cash dividends declared -
     $.19 per share                       --                --              --            (558,329)          --           (558,329)
    Exercise of stock options            4,000             4,000           7,500              --             --             11,500
    Acquisition of 6,000 shares
      of treasury stock                   --                --              --                --          (42,000)         (42,000)
-----------------------------------------------------------------------------------------------------------------------------------
BALANCES at April 30, 1998           3,014,039         3,014,039       2,019,690        19,914,685       (412,551)      24,535,863
    Net loss                              --                --              --            (676,031)          --           (676,031)
    Cash dividends declared -
      $.20 per share                      --                --              --            (587,272)          --           (587,272)
-----------------------------------------------------------------------------------------------------------------------------------
BALANCES at April 30, 1999           3,014,039         3,014,039       2,019,690        18,651,382       (412,551)      23,272,560
    Net loss                              --                --              --            (456,605)          --           (456,605)
    Cash dividends declared -
      $.16 per share                      --                --              --            (469,817)          --           (469,817)
-----------------------------------------------------------------------------------------------------------------------------------
BALANCES at April 30, 2000           3,014,039      $  3,014,039    $  2,019,690      $ 17,724,960   $   (412,551)    $ 22,346,138
===================================================================================================================================
                            See accompanying notes to consolidated financial statements.

                                           CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                         Years Ended April 30,
                                                                         --------------------------------------------------
                                                                               2000              1999                1998
---------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
    Net (loss) earnings                                                  $   (456,605)      $   (676,031)      $  2,999,478
    Adjustments to reconcile net (loss) earnings
      to net cash provided by (used in) operating activities:
          Depreciation and amortization                                     3,067,959          3,123,369          2,853,634
          Deferred tax expense (benefit)                                      286,337            (79,548)           967,358
          Gain on sales of real estate and property, plant,
              and equipment                                                (4,987,478)           (25,847)        (4,867,189)
          Loss from discontinued operations                                 2,612,332               --                 --
      Changes in assets and liabilities:
          Receivables, net                                                  8,154,768        (10,125,120)        (2,230,083)
          Inventories, net                                                       --           (1,477,600)            62,901
          Costs and earnings in excess of billings                            868,998          2,449,499         (2,852,259)
          Other current assets                                                 (5,844)            14,529           (146,511)
          Other assets                                                        488,734           (628,829)        (1,112,638)
          Trade and subcontractors payable                                 (3,855,730)        (1,053,404)         9,060,022
          Accrued expenses                                                  2,344,414           (830,032)           226,451
          Accrued profit-sharing                                           (1,150,248)          (731,394)           194,951
          Billings in excess of costs and earnings                         (1,658,700)         1,578,666            220,483
          Other liabilities                                                    (8,201)           275,996            577,590
---------------------------------------------------------------------------------------------------------------------------
              Net cash provided by (used in) continuing operations          5,700,736         (8,185,746)         5,954,188
              Net cash provided by discontinued operations                  1,356,992               --                 --
---------------------------------------------------------------------------------------------------------------------------
              Net cash provided by (used in) operating activities           7,057,728         (8,185,746)         5,954,188
---------------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
    Proceeds from sales of real estate and property, plant,
      and equipment                                                         6,081,884             67,355          3,818,393
    Proceeds from sale of property, plant and equipment of
      discontinued operations                                               2,070,000               --                 --
    Additions to income-producing properties                               (9,463,803)          (465,385)       (16,045,209)
    Additions to property, plant and equipment, net                          (444,996)        (3,566,292)        (8,911,039)
    Repayments received on notes receivable                                   117,595            108,454            100,294
---------------------------------------------------------------------------------------------------------------------------
              Net cash used in investing activities                        (1,639,320)        (3,855,868)       (21,037,561)
---------------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
    Short-term borrowings (repayments) proceeds, net                       (7,600,000)         8,048,222               --
    Debt proceeds                                                           9,503,137            234,570         32,145,583
    Debt repayments                                                        (6,798,879)        (1,328,567)       (10,425,800)
    Deferred loan costs paid                                                 (232,426)          (117,259)          (418,161)
    Cash dividends                                                           (469,817)          (587,272)          (558,329)
    Repurchases of common stock                                                  --                 --              (42,000)
    Proceeds from exercise of stock options                                      --                 --               11,500
---------------------------------------------------------------------------------------------------------------------------
              Net cash (used in) provided by financing activities          (5,597,985)         6,249,694         20,712,793
---------------------------------------------------------------------------------------------------------------------------
Net (decrease) increase in cash and cash equivalents                         (179,577)        (5,791,920)         5,629,420
Cash and cash equivalents at beginning of year                              7,448,551         13,240,471          7,611,051
---------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of year                                 $  7,268,974       $  7,448,551       $ 13,240,471
===========================================================================================================================
Supplemental disclosure of noncash investing activities:
    Transfer of income-producing property to property held for sale      $     33,404       $  3,576,714       $       --
Supplemental disclosure of noncash financing activities:
    Assumption of debt by purchasers in conjunction
      with sale of properties                                            $ 10,810,000       $       --         $  5,733,899
Supplemental cash flow information:
    Cash paid during the year for interest,
      net of amounts capitalized                                         $  5,348,759       $  5,218,298       $  4,817,206
    Cash (refunded) paid during the year for income taxes, net           $   (250,703)      $    118,553       $    726,733
===========================================================================================================================
                                See accompanying notes to consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         April 30, 2000, 1999, and 1998


                         (1) ORGANIZATION AND BUSINESS

         Abrams Industries, Inc. (the "Company") was organized under Delaware law in 1960. In 1984, the Company changed its state of incorporation from
Delaware to Georgia. The Company engages in (i) construction of retail and commercial projects, and (ii) acquisition, investment, sale, development, and redevelopment of income-producing properties. The Company's wholly owned subsidiaries include Abrams Construction, Inc., the "Construction Segment," and Abrams Properties, Inc. and subsidiaries, the "Real Estate Segment." Abrams Fixture Corporation, the "Manufacturing Segment," another wholly owned subsidiary, which manufactured store fixtures, bank fixtures and display units for retail outlets, ceased operations during Fiscal Year 2000 (note 3).

         Previously the Company engaged in property management of real estate. In May 2000, the Company decided to outsource to third parties the asset and property management of the Company's properties owned by the Real Estate Segment. If contract negotiations are successfully completed, the asset management of the properties will be contracted to jOjA Partners, LLC, a newly formed entity in which the Company would own a minority interest.


                 (2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Principles of consolidation and basis of presentation
    -----------------------------------------------------
    The consolidated financial statements include the accounts of Abrams Industries, Inc., its wholly owned subsidiaries, and its 80% investment in Abrams-Columbus Limited Partnership. All significant intercompany balances and transactions have been eliminated in consolidation.


(b) Use of estimates
    ----------------
    The preparation of financial statements in conformity with generally accepted accounting principles requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.


(c) Income recognition
    ------------------
    Construction revenues are reported on the percentage-of-completion method, using costs incurred to date in relation to estimated total costs of the contracts to measure the stage of completion. The cumulative effects of changes in estimated total contract costs and revenues are recorded in the period in which the facts requiring the revisions become known. At the time it is determined that a contract will result in a loss, the entire estimated loss is recorded.

    The Company leases space in its income-producing properties to tenants, and recognizes minimum base rentals as revenue, on a straight-line basis over the lease terms. Tenants may also be required to pay additional rental amounts based on property operating expenses. In addition, certain tenants are required to pay incremental rental amounts based on store sales. These percentage rents are recognized as earned.

    Revenues from the sale of real estate are recognized at the time of closing. Costs of sales related to real estate are based on the specific property sold. When a portion or unit of a development property is sold, a proportionate share of the total cost of the development is charged to cost of sales.

    Generally, revenues from the sale of manufactured goods were recognized on the date products were shipped to the customer. Revenues from certain sales, on which delivery was delayed at the customer's explicit request, were recognized when conditions for revenue recognition were met.

(d) Cash and cash equivalents
    -------------------------
    Cash and cash equivalents include money market funds and other financial instruments. The Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents.

    In 1999, restricted cash consisted of a bond sinking fund to be used in the next fiscal year to pay down the principal on industrial development revenue bonds.


(e) Inventories
    -----------
    Inventories were valued at the lower of cost (first-in, first-out method) or market. To reflect the inventory at the lower of cost or market, valuation reserves were previously established. At April 30, 2000, there was no remaining inventory.


(f) Property held for sale
    ----------------------
    Property held for sale is expected to be sold in the near term, and is carried at the lower of cost or fair value less costs to sell. Depreciation and amortization are suspended during the sale period.



(g) Income-producing properties and property, plant and equipment
    -------------------------------------------------------------
    Income-producing properties are stated at cost, and are depreciated for financial reporting purposes using the straight-line method over the estimated useful lives of the properties and related assets.

    Property, plant and equipment is recorded at cost, and is depreciated for financial reporting purposes using the straight-line method over the estimated useful lives of the assets. Significant additions which extend asset lives are capitalized. Normal maintenance and repair costs are expensed as incurred.

    Interest and other carrying costs related to assets under construction are capitalized. Costs of development and construction are also capitalized. Capitalization of interest and other carrying costs is discontinued when a project is substantially completed or if active development ceases.


(h) Land held for future development or sale
    ----------------------------------------
    Land held for future development or sale is carried at cost.


(i) Deferred loan costs
    -------------------
    Costs incurred to obtain loans have been deferred and are being amortized over the terms of the related loans.


(j) Impairment of long-lived assets and assets to be disposed of
    ------------------------------------------------------------
    The Company reviews its long-lived assets and certain intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset to future net cash flows expected to be generated by the asset. If an asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the asset's fair value. Assets to be disposed of are reported at the lower of their carrying amount or fair value less cost to sell. Depreciation and amortization are suspended during the sale period, which is not expected to be greater than one year.


(k) Income taxes
    ------------
    Income  taxes are  accounted  for under  the  asset  and  liability  method.
    Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.

(l) Fair value of financial instruments
    -----------------------------------
    Management believes that the carrying amounts of cash and cash equivalents, receivables, other assets, accounts payable, accrued expenses, and current portions of debt instruments are reasonable approximations of their fair value because of the short-term nature of these instruments.

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


(m) Reclassifications
    -----------------
    Certain reclassifications have been made to the 1999 and 1998 consolidated financial statements to conform to classifications adopted in 2000.



                          (3) DISCONTINUED OPERATIONS

      During the quarter ended January 31, 2000, the Board of Directors of the Company decided to discontinue the operations of the Manufacturing Segment. For the years ended April 30, 2000, 1999, and 1998, the Company reported net (losses) earnings from discontinued operations of $(1,636,233), $(636,432), and $305,267, respectively, net of applicable income taxes, related to the Manufacturing Segment on the Consolidated Statements of Operations. In addition, for the year ended April 30, 2000, the Company recorded a loss on the sale of assets of discontinued operations, net of applicable taxes, of $976,099. The loss on the sale of assets consisted of the disposal of the Manufacturing Segment's machinery, equipment, furniture, raw materials inventory, and other related assets. At April 30, 2000, the Manufacturing Segment had ceased all operations and disposed of substantially all of its assets. The remaining assets and liabilities of the Manufacturing Segment have been consolidated and presented as Net assets of discontinued operations on the Consolidated Balance Sheet at April 30, 2000.

      In June 1999, the Company received notice from the Georgia State Properties Commission that the Georgia World Congress Center Authority had made the determination to acquire the Manufacturing Segment's former wood manufacturing facility in Atlanta, Georgia. In October 1999, a Special Master appointed by the court awarded the Company $4,500,000 for the property, which amount was paid to the Manufacturing Segment. Both the State and the Company have appealed the award amount, and at April 30, 2000, the ultimate outcome was unknown. Pending resolution of the appeals, the Company has recorded the deferred gain of approximately $2.76 million from this transaction as a reduction of Net assets of discontinued operations at April 30, 2000.

                                (4) INVENTORIES

      The balances of major classes of inventory, net of their related valuation reserves, at April 30 were as follows:



                                    ----------------------------
                                       2000              1999
                                    ----------------------------

     Finished goods                 $    --           $1,268,048
     Work-in-progress                    --              845,495
     Raw materials                       --              859,120
                                    ----------------------------
                                    $    --           $2,972,663
                                    ============================

      There was no inventory as of April 30, 2000, since all inventory was sold or disposed of in conjunction with the discontinuance of the manufacturing operations (see note 3).


                           (5) CONTRACTS IN PROGRESS

      Assets and liabilities related to contracts in progress, including contracts receivable, are included in current assets and current liabilities as they will be liquidated in the normal course of contract completion, which is expected to occur within one year. Amounts billed and costs and earnings recognized on contracts in progress at April 30 were:

                                                   ----------------------------
                                                       2000              1999
                                                   ----------------------------
Costs and earnings in excess of billings:
  Accumulated costs and earnings                   $35,370,318        $27,841,460
  Amounts billed                                    33,051,216         24,653,360
                                                   ------------------------------
                                                   $ 2,319,102        $ 3,188,100
                                                   ==============================

Billings in excess of costs and earnings:
  Amounts billed                                   $31,111,031        $33,961,588
  Accumulated costs and earnings                    29,821,917         31,013,774
                                                   ------------------------------
                                                   $ 1,289,114        $ 2,947,814
                                                   ==============================

                           (6) PROPERTY HELD FOR SALE

      As of April 30, 2000, the Company had one outlot classified as held for sale. As of April 30, 1999, the Company had classified its shopping center located in Newnan, Georgia, and its former wood manufacturing facility located in Atlanta, Georgia, as property held for sale.

      The shopping center subsequently was sold on May 14, 1999. The Company recognized a pre-tax gain of approximately $2.9 million on this sale. The sale was structured as a tax-deferred, like-kind exchange pursuant to Internal Revenue Code Section 1031, which allows a deferral of the tax gain if the Company utilizes the proceeds of the sale to purchase other real estate within 180 days of the sale. The proceeds were used in July 1999, to purchase an approximately 174,000 square foot shopping center located in Jacksonville, Florida, for $9,000,000 (note 9).

      The results of operations for the year ended April 30, 1999, for the Real Estate Segment's shopping center that was held for sale at April 30, 1999, are summarized below:


        Revenues                                                     $1,024,152
        Operating expenses, including depreciation
              (until classified as held for sale) and interest          746,872
                                                                     ----------
        Results of operations                                        $  277,280
                                                                     ==========

                        (7) INCOME-PRODUCING PROPERTIES

      Income-producing properties and their estimated useful lives at April 30 were as follows:



          ---------------------------------------------------------------------------------------------
                                                    Estimated
                                                    useful lives             2000               1999
          ---------------------------------------------------------------------------------------------
          Land                                                           $19,791,981        $15,883,977
          Buildings and improvements                7-39 years            55,585,414         50,034,275
                                                                         ------------------------------
                                                                          75,377,395         65,918,252

          Less - accumulated depreciation
             and amortization                                             15,523,299         13,606,645
                                                                         ------------------------------
                                                                         $59,854,096        $52,311,607
                                                                         ==============================

                       (8) PROPERTY, PLANT AND EQUIPMENT

      The major components of property, plant and equipment and their estimated useful lives at April 30 were as follows:


          ---------------------------------------------------------------------------------------------
                                                    Estimated
                                                    useful lives             2000               1999
          ---------------------------------------------------------------------------------------------
           Land                                                          $    92,225        $ 1,984,405
           Buildings and improvements              3-39 years                912,430          8,579,274
           Machinery and equipment                 3-10 years              2,367,815          7,407,729
                                                                         ------------------------------
                                                                           3,372,470         17,971,408
           Less - accumulated depreciation                                 1,770,111          5,603,012
                                                                         ------------------------------
                                                                         $ 1,602,359        $12,368,396
                                                                         ==============================


      In April 2000, the Company's Real Estate Segment sold the manufacturing facility in Lithia Springs, Georgia, to an unrelated third party. The sales price was approximately $10.9 million, and the Company recognized a pre-tax gain on this sale of approximately $2.4 million, which is included in Income from continuing operations. In conjunction with this sale, the Company recorded an extraordinary loss of $211,463, net of income taxes, from the early extinguishment of debt on the property.

                     (9) LEASES AND MORTGAGE NOTES PAYABLE


      As of April 30, 2000, the Company owned five shopping centers and an office park, which are pledged as collateral on related mortgage notes payable. It is also lessee of nine shopping centers under leaseback arrangements expiring from 2001 to 2014. Each mortgage note and leaseback arrangement contains an exculpatory provision limiting the Company's liability to its interest in the respective mortgaged property or lease.

      All of the leaseback centers are leased to the Kmart Corporation, and Kmart is a tenant in four of the seven Company-owned shopping centers. The owned shopping centers are leased to tenants for terms expiring from fiscal year 2001 to 2040, while leases on the owned office properties expire from fiscal years 2001 to 2006. Leases on the leaseback centers correspond to the leaseback periods. All leases are operating leases. The shopping center leases typically require that the tenant make fixed rental payments over a 5 to 25 year period, and may provide for renewal options and for contingent rentals if the tenants' sales volumes exceed predetermined amounts. In some cases, the shopping center leases provide that the tenant bear the cost of insurance, repairs, maintenance and taxes. Base rental revenue received from owned shopping centers and office properties in 2000, 1999, and 1998, was approximately $8,622,000, $8,440,000, and $7,438,000, respectively. Base rental revenue received from leaseback centers in 2000, 1999, and 1998, was approximately $2,620,000, $2,620,000, and
$2,620,000, respectively. Contingent rental revenue received on all centers in 2000, 1999, and 1998, was approximately $152,000, $171,000, and $195,000, respectively.

      Approximate   future  minimum  annual  rental  receipts  from  all  rental properties are as follows:



      Years ending April 30,      Owned              Leaseback
      --------------------------------------------------------
                2001          $ 8,640,000          $ 2,620,000
                2002            8,024,000            2,138,000
                2003            7,269,000            1,911,000
                2004            6,186,000            1,323,000
                2005            5,551,000              797,000
            Thereafter         41,640,000            2,756,000
      --------------------------------------------------------
                              $77,310,000          $11,545,000
      ========================================================

      The expected future minimum principal and interest payments on mortgage notes payable on the owned rental properties, and the future minimum rentals to be paid on leaseback centers are as follows:


                                                  Owned Rental Properties
                                                     Mortgage Payments               Leaseback
                                                -----------------------------         Centers
            Years ending April 30,              Principal            Interest     Rental Payments
           --------------------------------------------------------------------------------------
                 2001                         $   956,016          $ 3,045,081      $ 2,136,000
                 2002                          13,234,243            3,063,343        1,719,000
                 2003                             917,954            1,727,940        1,536,000
                 2004                           7,511,694            1,653,951        1,109,000
                 2005                             769,675            1,571,862          677,000
             Thereafter                        11,600,375           13,629,405        2,351,000
           --------------------------------------------------------------------------------------
                                              $34,989,957          $24,691,582      $ 9,528,000
           ======================================================================================

      The mortgage notes payable are due at various dates between April 1, 2002, and September 1, 2019, and bear interest at rates ranging from 7.25% to 9.5% with a weighted average rate of 8.41% at April 30, 2000.

      The outstanding principal balance on the Newnan, Georgia shopping center mortgage loan of $5,331,968 was included in the current maturities of long-term debt at April 30, 1999, as the property was classified as Property held for sale in the accompanying Consolidated Balance Sheet at April 30, 1999 (note 6). In May 1999, the Company sold this shopping center (note 6), and the mortgage loan was repaid. The proceeds from this sale were used to purchase a shopping center in Jacksonville, Florida, in July 1999, for $9,000,000. This purchase was also financed with cash held by the Company, and by using the Company's lines of credit. Subsequently, the Company closed on a permanent mortgage loan secured by the property, and used the proceeds to pay back the lines of credit. The permanent loan, in the amount of $9,500,000, bears interest at 7.375% and is scheduled to be fully amortized over twenty years. Loan proceeds received in excess of the purchase price were used to pay financing costs, and are available for use for tenant improvements and commissions on new leases, if any. The loan may be called at any time by the lender after September 1, 2002. If the loan were called, the Company would have up to thirteen months to repay the principal amount of the loan without penalty. In conjunction with the loan, an Additional Interest Agreement was executed which entitles the lender to be paid additional interest equal to fifty percent of the quarterly net cash flow and fifty percent of the appreciation in the property upon sale or refinance, as defined in the Agreement. The liability, which is included in Other liabilities, related to the lender's fifty-percent share of the appreciation in the property was $1,989,704 at April 30, 2000.


                (10) OTHER LONG-TERM DEBT AND CREDIT FACILITIES

      Other long-term debt at April 30 was as follows:

                                                                                             2000               1999
                                                                                         --------------------------------
Construction loan bearing interest at the prime rate plus .375% (9.375% at
  April 30, 2000); requires monthly principal and interest payments of $87,729;
  matures August 31, 2001; secured by real property and assignment of
  leases and rents; guaranteed by a subsidiary of the Company                            $ 8,692,094          $ 8,963,340

Amendment to construction loan shown above currently permitting borrowings of up to $4,942,419; bearing interest at the prime rate plus .375% (9.375% at
  April 30, 2000); requires monthly principal and interest payments of
  $42,113; matures August 31, 2001; secured by real property and assignment
  of leases and rents; guaranteed by a subsidiary of the Company                           4,676,948            4,764,593

Note payable to bank with variable interest rate of LIBOR plus 2% (8.19% at
  April 30, 2000); requires monthly principal and interest payments of
  $41,047; matures August 31, 2001; secured by real property and assignment
  of leases and rents; guaranteed by a subsidiary of the Company                           4,933,813            5,028,153

Industrial development revenue bonds with a variable interest rate, repriced on a weekly basis, based on rates available for debt instruments of a similar nature and comparable terms (5.05% at April 30, 1999); required monthly interest only payments until November 1, 1998, thereafter interest and bond sinking fund payments required monthly; secured by irrevocable
  letter of credit                                                                              --             11,000,000

Industrial development bond bearing interest at 79% of prime rate (6.12% at
  April 30, 1999); required quarterly principal payments of $57,143 plus
  interest; secured by real property                                                            --                228,564
                                                                                         --------------------------------
         Total other long-term debt                                                       18,302,855           29,984,650

Less current maturities                                                                      407,159              878,139
                                                                                         --------------------------------

         Total other long-term debt, excluding current maturities                        $17,895,696          $29,106,511
                                                                                         ================================

      The future minimum principal payments due on other long-term debt are as follows:



            Years ending April 30,
            ---------------------------------------------
                2001                          $   407,159
                2002                           17,895,696
                2003                                --
                2004                                --
                2005                                --
                Thereafter                          --
            ---------------------------------------------
                                              $18,302,855
            =============================================


      At April 30, 2000, the Company had commitments from a bank for unsecured lines of credit totaling $12,000,000, of which $500,000 was restricted as it secures a letter of credit described below. These lines of credit bear interest at the prime rate (9.00% at April 30, 2000), and have a commitment fee of 3/8% on the unused portion. At April 30, 2000, no amount was outstanding on these lines of credit. In addition, the Company had a commitment for an unsecured $1,000,000 line of credit from a bank, of which none was outstanding at April 30, 2000. This line of credit bears interest at the prime rate or at LIBOR (6.19% at April 30, 2000) plus 2.7%, and has a commitment fee of 3/8% on the unused portion. The Company previously also had a commitment for a line of credit, totaling $2,500,000, secured by the Manufacturing Segment's inventory and receivables, of which $448,222 was outstanding at April 30, 1999. The secured line of credit bore interest at the prime rate or at LIBOR plus 2.7%, and had a 3/10% commitment fee on the unused portion. This line of credit was terminated at the Company's request in Fiscal Year 2000 due to discontinuance of the Manufacturing Segment (note 3).

      In conjunction with the origination of a mortgage on an income-producing property, the Company obtained an irrevocable, standby letter of credit in the amount of $500,000. The letter of credit was originally issued on July 30, 1997, and matures on November 30, 2000. The mortgage lender is allowed to draw on the letter in order to reduce the related mortgage loan if certain leasing requirements are not met. The letter of credit is secured by a bank line of credit, discussed above.

      In February 1998, the Company entered into two interest rate swap agreements related to the $11 million industrial development revenue bonds, as reflected above. The two interest rate swap agreements were terminated in April 2000 in connection with the sale of the manufacturing facility located in Lithia Springs, Georgia. As a result of the termination of the swap agreements, the Company recorded a gain of $157,000.

      The outstanding principal balance of $228,564 at April 30, 1999, on the industrial development bond payable was included in the current maturities of long-term debt, as the former Atlanta, Georgia wood manufacturing facility securing this bond was included in Property held for sale in the accompanying Consolidated Balance Sheet at April 30, 1999 (note 6). This facility was taken by eminent domain in October 1999.

                               (11) INCOME TAXES

      The provision for income tax expense (benefit) consists of the following:


          ============================================================================================
                                                  Current                Deferred            Total
          --------------------------------------------------------------------------------------------
          Year ended April 30, 2000:
             Federal                           $   818,086           $   444,653           $ 1,262,739
             State and local                       348,467              (114,445)              234,022
          --------------------------------------------------------------------------------------------
                                               $ 1,166,553           $   330,208           $ 1,496,761
          ============================================================================================

           Year ended April 30, 1999:
              Federal                          $  (152,609)          $   101,527           $   (51,082)
              State and local                      223,846               (75,346)              148,500
          --------------------------------------------------------------------------------------------
                                               $    71,237           $    26,181           $    97,418
          ============================================================================================

          Year ended April 30, 1998:
             Federal                           $   578,044           $   821,156           $ 1,399,200
             State and local                       150,709               125,091               275,800
          --------------------------------------------------------------------------------------------
                                               $   728,753           $   946,247           $ 1,675,000
          ============================================================================================

      Total income tax expense (benefit) recognized in the Consolidated Statements of Operations differs from the amounts computed by applying the Federal income tax rate of 34% to pretax earnings (loss) as a result of the following:

      ==========================================================================================================
                                                                               Years ended
                                                                                 April 30,
      ---------------------------------------------------------------------------------------------------------
                                                              2000                  1999                 1998
      ---------------------------------------------------------------------------------------------------------
      Computed "expected" tax expense (benefit)          $ 1,313,743          $    19,659           $ 1,485,535
      Increase in income taxes resulting from:
         State and local income taxes, net
            of Federal income tax benefit                    154,454               98,010               181,907
         Other, net                                           28,564              (20,251)                7,558
      ---------------------------------------------------------------------------------------------------------
                                                         $ 1,496,761          $    97,418           $ 1,675,000
      =========================================================================================================

      The tax effect of temporary differences that give rise to significant portions of the deferred income tax assets and deferred income tax liabilities at April 30 are presented below:


      ===================================================================================================
                                                                                2000              1999
      ---------------------------------------------------------------------------------------------------
      Deferred income tax assets:
         Inventories, primarily because of additional costs
             capitalized for tax purposes and the allowance for
             decline in net realizable value                               $     --            $  275,494
         Items not currently deductible for tax purposes:
             Provision for impairment on income-
                producing property                                          1,026,816           1,026,816
             Net operating loss carryforwards, Federal                        148,267                --
             Net operating loss carryforwards, state                          391,250             404,585
             Capitalized costs                                                519,317             594,156
             Accrued directors' fees                                          134,356             223,032
             Deferred compensation plan                                       401,724             419,740
             Compensated absences                                              90,422             174,385
             Other accrued expenses                                           433,425             413,233
             Other                                                            492,098             419,524
      ---------------------------------------------------------------------------------------------------
                       Gross deferred income tax assets                     3,637,675           3,950,965
      ---------------------------------------------------------------------------------------------------
      Deferred income tax liabilities:
             Income-producing properties and property, plant and
                 equipment, principally because of differences in
                 depreciation and capitalized interest                      1,933,291           2,355,180
             Gain on real estate sales structured as tax-deferred
                 like-kind exchanges                                        4,241,366           3,500,887
             Profit on installment sale                                        61,247              94,265
             Other                                                            165,032              90,575
      ---------------------------------------------------------------------------------------------------
                       Gross deferred income tax liabilities                6,400,936           6,040,907
      ---------------------------------------------------------------------------------------------------
                       Net deferred income tax liability                   $2,763,261          $2,089,942
      ===================================================================================================

      The valuation allowance was $0 at April 30, 2000, and 1999.

      For the year ended April 30, 2000, $188,316 of net deferred tax asset has been reclassified to net assets of discontinued operations (note 3).

      The income tax benefit of $1,555,626 related to discontinued operations consists of current tax benefit of $1,710,421 and deferred expense of $154,795.

      The Company has a Federal net operating loss carryforward of $436,081 which expires in 2020. Under the Internal Revenue Code, if certain substantial changes in the Company's ownership occur, there are annual limitations on the amount of loss carryforwards.

                       (12) DEFERRED PROFIT-SHARING PLAN

      The Company has a deferred Profit-Sharing Plan (the "Plan") which covers substantially all of its employees. Funded employer contributions to the Plan for 2000, 1999, and 1998, were approximately $678,000, $814,000, and $843,000, respectively. The net assets in the Plan, which is administered by an independent trustee, were approximately $17,132,000, $18,172,000, and $18,962,000, at April 30, 2000, 1999, and 1998, respectively.

                       (13) NET (LOSS) EARNINGS PER SHARE

      The following  tables set forth the  computations of basic and diluted net
(loss) earnings per share:


                                                                                    For the year ended April 30, 2000
                                                                         -------------------------------------------------
                                                                         (Loss) earnings         Shares          Per share
                                                                           (numerator)        (denominator)        amount
          ----------------------------------------------------------------------------------------------------------------
          Basic EPS - earnings per share from continuing operations        $ 2,367,190           2,936,356        $  .80
          Basic EPS - loss per share from discontinued operations           (2,612,332)          2,936,356          (.89)
          Basic EPS - extraordinary loss from early extinguishment
                   of debt                                                    (211,463)          2,936,356          (.07)
          Effect of dilutive securities                                           --                  --             --
          ----------------------------------------------------------------------------------------------------------------
          Diluted EPS - loss per share plus assumed conversions            $  (456,605)          2,936,356        $ (.16)
          ================================================================================================================

                                                                                    For the year ended April 30, 1999
                                                                         --------------------------------------------------
                                                                                Loss              Shares          Per share
                                                                             (numerator)       (denominator)        amount
           ----------------------------------------------------------------------------------------------------------------
          Basic EPS - loss per share from continuing operations            $   (39,599)          2,936,356        $ (.01)
          Basic EPS - loss per share from discontinued operations             (636,432)          2,936,356          (.22)
          Effect of dilutive securities                                           --                  --             --
          ----------------------------------------------------------------------------------------------------------------
          Diluted EPS - loss per share plus assumed conversions            $  (676,031)          2,936,356        $ (.23)
          ================================================================================================================


                                                                                    For the year ended April 30, 1998
                                                                         --------------------------------------------------
                                                                             Earnings              Shares         Per share
                                                                            (numerator)        (denominator)        amount
          -----------------------------------------------------------------------------------------------------------------
          Basic EPS - earnings per share from continuing operations        $ 2,694,211           2,937,712        $   .92
          Basic EPS - earnings per share from discontinued operations          305,267           2,937,712            .10
          Effect of dilutive securities - weighted-average
                  outstanding stock options                                       --                 3,851           --
          ----------------------------------------------------------------------------------------------------------------
          Diluted EPS - earnings per share plus assumed conversions        $ 2,999,478           2,941,563        $  1.02
          ================================================================================================================

                            (14) OPERATING SEGMENTS

      The Company had two operating segments at April 30, 2000, Construction and Real Estate. The Construction Segment provides construction services for commercial and industrial projects. The Real Estate Segment develops or acquires income-producing properties for investment, and has historically provided property management for the properties after development or acquisition. As of July 2000, the Company was in the process of outsourcing its asset and property management functions (note 1).

      The operating segments are managed separately and have maintained separate personnel due to the differing products offered by each segment. Management of each of the segments evaluates and monitors the performance of the segments based on the earnings or losses prior to income taxes. The significant accounting policies utilized by the operating segments are the same as those summarized in note 2 to the accompanying Consolidated Financial Statements of the Company.

      As of April 30, 1999, the Company had a third operating segment, which manufactured store fixtures for retail outlets, display fixtures for point-of-sale merchandising, and other products. The Manufacturing Segment was discontinued during fiscal year 2000 (note 3).

      Total revenue by operating segment includes both revenues from unaffiliated customers, as reported in the Company's Consolidated Statements of Operations, and intersegment revenues, which are generally at prices negotiated between segments.

      Segment assets are those that are used in the Company's operations in each segment, including receivables due from other segments. The Parent Company's Segment assets are primarily cash and cash equivalents, cash surrender value of life insurance, receivables, and assets related to the deferred compensation plans. Assets attributable to discontinued operations are also included in the Parent Company's Segment assets.

      Operating earnings (loss) from continuing operations is total revenue less operating expenses, including depreciation and interest. Selling, shipping, general and administrative and interest costs, deducted in the computation of operating earnings (loss) of each segment, represent the actual costs incurred by that segment. It excludes any extraordinary items. Parent expenses and income taxes have not been allocated to the other subsidiaries.

      The Company had revenues from The Home Depot, Inc., primarily representing revenues in the Construction Segment, aggregating 49%, 53%, and 61% of consolidated revenues in 2000, 1999, and 1998, respectively.

                                                Construction    Real Estate         Parent         Eliminations       Consolidated
----------------------------------------------------------------------------------------------------------------------------------
2000
Revenues from unaffiliated customers           $ 143,915,901    $  30,217,185   $        --        $        --       $ 174,133,086
Interest and other income                            168,005          231,261          67,630            (20,490)          446,406
Intersegment revenue                                    --          1,576,990            --           (1,576,990)             --
----------------------------------------------------------------------------------------------------------------------------------
        Total revenue from continuing
           operations                          $ 144,083,906    $  32,025,436   $      67,630      $  (1,597,480)    $ 174,579,492
==================================================================================================================================
Operating earnings (loss) from continuing
  operations                                   $   3,147,237    $   4,807,481   $  (3,700,003)     $    (390,764)    $   3,863,951
==================================================================================================================================
Segment assets                                 $  26,551,266    $  72,311,374   $  10,716,008      $  (6,732,781)    $ 102,845,867
==================================================================================================================================
Interest expense                               $      30,747    $   5,382,720   $      51,562      $     (78,772)    $   5,386,257
==================================================================================================================================
Depreciation and amortization                  $     368,574    $   2,508,117   $      28,459      $     (34,896)    $   2,870,254
==================================================================================================================================
Capital expenditures                           $     439,505    $   9,463,803   $       5,491      $        --       $   9,908,799
==================================================================================================================================


1999
Revenues from unaffiliated customers           $ 159,273,393    $  12,449,850   $        --        $        --       $ 171,723,243
Interest and other income                            223,196          267,689          40,517            (53,555)          477,847
Intersegment revenue                               1,114,823        1,485,038            --           (2,599,861)             --
----------------------------------------------------------------------------------------------------------------------------------
        Total revenue from continuing
           operations                          $ 160,611,412    $  14,202,577   $      40,517      $  (2,653,416)    $ 172,201,090
==================================================================================================================================
Operating earnings (loss) from continuing
  operations                                   $   4,084,633    $    (226,053)  $  (3,074,905)     $    (725,856)    $      57,819
==================================================================================================================================
Segment assets                                 $  33,451,167    $  84,572,912   $  21,787,666      $ (13,679,205)    $ 126,132,540
==================================================================================================================================
Interest expense                               $       1,053    $   5,144,444   $      13,962      $        (237)    $   5,159,222
==================================================================================================================================
Depreciation and amortization                  $     326,053    $   2,383,194   $      30,634      $     (37,326)    $   2,702,555
==================================================================================================================================
Capital expenditures                           $     470,807    $   2,740,563   $      77,119      $        --       $   3,288,489
==================================================================================================================================

1998
Revenues from unaffiliated customers           $ 141,453,025    $  21,361,992   $        --        $        --       $ 162,815,017
Interest and other income                            139,675          519,538         155,335            (43,209)          771,339
Intersegment revenue                               5,026,181          200,615            --           (5,226,796)             --
-----------------------------------------------------------------------------------------------------------------------------------
        Total revenue from continuing
           operations                          $ 146,618,881    $  22,082,145   $     155,335      $  (5,270,005)    $ 163,586,356
==================================================================================================================================
Operating earnings (loss) from continuing
   operations                                  $   3,506,219    $   2,882,490   $  (2,130,310)     $     110,812     $   4,369,211
==================================================================================================================================
Segment assets                                 $  30,834,340    $  83,017,169   $  17,655,835      $ (10,197,900)    $ 121,309,444
==================================================================================================================================
Interest expense                               $       5,638    $   4,604,095   $      54,506      $     (51,235)    $   4,613,004
==================================================================================================================================
Depreciation and amortization                  $     276,259    $   2,029,121   $      28,825      $     (48,485)    $   2,285,720
==================================================================================================================================
Capital expenditures                           $     771,808    $  24,021,793   $      81,483      $        --       $  24,875,084
==================================================================================================================================

                                         SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                                                                           Additions
                                                                  -----------------------------
                                              Balance at         Charged to         Charged to                          Balance
                                              Beginning           Costs and           Other                              at End
Description                                    of Year             Expenses          Accounts       Deductions          of Year
--------------------------------------------------------------------------------------------------------------------------------
ALLOWANCE FOR DOUBTFUL ACCOUNTS<F1>
    Year ended
      April 30, 2000                         $122,396            $120,714          $     --          $ 32,333 <F2>      $210,777
--------------------------------------------------------------------------------------------------------------------------------
    Year ended
      April 30, 1999                         $134,870            $ 96,853          $     --          $109,327 <F2>      $122,396
--------------------------------------------------------------------------------------------------------------------------------
    Year ended
      April 30, 1998                         $ 65,584            $ 90,496          $     --          $ 21,210 <F2>      $134,870
--------------------------------------------------------------------------------------------------------------------------------
INVENTORY RESERVES<F1>
    Year ended
      April 30, 2000                         $395,425            $   --            $     --          $395,425 <F3>      $   --
--------------------------------------------------------------------------------------------------------------------------------
    Year ended
      April 30, 1999                         $317,641            $662,343          $     --          $584,559 <F3>      $395,425
--------------------------------------------------------------------------------------------------------------------------------
    Year ended
      April 30, 1998                         $374,447            $147,564          $     --          $204,370 <F3>      $317,641
--------------------------------------------------------------------------------------------------------------------------------

<F1>  Includes  amounts  related to discontinued  operations.  See note 3 to the
      Consolidated Financial Statements.
<F2>  Allowance for doubtful  accounts  deductions  resulted from the subsequent write-off and/or recovery of the related receivable.
<F3>  Inventory  reserve  deductions  resulted from the  subsequent  sale and/or write-off of the related inventory. All inventory was disposed of as of April 30, 2000, in conjunction with the discontinuance of the Manufacturing Segment's operations.

                                     SCHEDULE III -- REAL ESTATE AND ACCUMULATED DEPRECIATION
                                                          APRIL 30, 2000
                                                                                                          Costs
                                                                                                       Capitalized
                                                                                                        Subsequent
                                                                    Initial Cost to Company           to Acquisition
                                                                    --------------------------        ---------------      ------
                                                                                     Building
                                                                                        and
Description                                        Encumbrances          Land       Improvements       Improvements         Land
-----------------------------------------------------------------------------------------------------------------------------------
INCOME-PRODUCING PROPERTIES:
    Shopping Center - Jackson, MI                  $ 3,175,010    $    401,195     $  1,788,183         $  1,167,903    $   453,293
    Kmart - Morton, IL                               2,974,331          18,005        2,767,765               --             18,005
    Kmart - Columbus, GA                             2,398,956          11,710        2,356,920               10,078         11,710
    Shopping Center - Englewood, FL                 12,557,693       6,072,805        8,823,506              (74,213)     6,072,805
    Shopping Center - North Fort Myers, FL          13,369,042       5,940,143       11,290,778            2,963,669      5,218,754
    Leaseback Shopping Center - Davenport, IA          --               --                2,150              193,261         --
    Leaseback Shopping Center - Jacksonville, FL       --               --               42,151                --            --
    Leaseback Shopping Center - Orange Park, FL        --               --              127,487               35,731         --
    Leaseback Shopping Center - W. St. Paul, MN        --               --                 --                 86,983         --
    Leaseback Shopping Center - Bayonet Point, FL      --               --                 --                  --            --
    Leaseback Shopping Center - Minneapolis, MN        --               --                 --                 40,778         --
    Office Building - Atlanta, GA                    4,933,813         660,000        4,338,102              676,269        660,000
    Office Park - Marietta, GA                       6,346,536       1,750,000        6,417,275              353,447      1,750,000
    Shopping Center - Cincinnati, OH                   --            1,699,410          617,102              234,818      1,699,410
    Shopping Center - Jacksonville, FL               9,339,295       3,908,004        5,170,420                --         3,908,004
-----------------------------------------------------------------------------------------------------------------------------------
                                                    55,094,676      20,461,272       43,741,839            5,688,724     19,791,981
-----------------------------------------------------------------------------------------------------------------------------------
PROPERTY HELD FOR SALE:
    Land - Davenport, IA                              --                33,404             --                  --            33,404
-----------------------------------------------------------------------------------------------------------------------------------
LAND HELD FOR FUTURE DEVELOPMENT OR SALE:
    Davenport, IA                                     --               150,168             --                  --           150,168
    Louisville, KY                                    --                80,011             --                  --            80,011
    Oakwood, GA                                       --               234,089             --                543,330        777,419
    North Fort Myers, FL                              --             2,760,187             --                345,325      3,105,513
    Jackson, MI                                       --                --                 --                 74,687         74,687
-----------------------------------------------------------------------------------------------------------------------------------
                                                      --             3,224,455             --                963,342      4,187,798
-----------------------------------------------------------------------------------------------------------------------------------
                                                   $55,094,676    $ 23,719,131     $ 43,741,839         $  6,652,066    $24,013,183
===================================================================================================================================

                                     SCHEDULE III -- REAL ESTATE AND ACCUMULATED DEPRECIATION
                                                    APRIL 30, 2000 (CONTINUED)

                                                      Gross Amounts at Which                                           Life on Which
                                                     Carried at Close of Year                                           Depreciation
                                                 ----------------------------------                                       In Latest
                                                Building                                 Net                               Earnings
                                                   and     Capitalized                Accumulated    Date(s) of   Date    Statement
                                               Improvements  Interest   Total <F1>   Depreciation  Construction Acquired is Computed
                                               -------------------------------------------------------------------------------------
Description
----------------------------------------------------------------------------------------------------------------------------------
INCOME-PRODUCING PROPERTIES:
  Shopping Center - Jackson, MI                  $ 2,956,086 $    89,866 $ 3,499,245  $ 2,004,070  1972, 1996         --   39 years
  Kmart - Morton, IL                               2,767,764        --     2,785,769    2,214,266  1980, 1992         --   25 years
  Kmart - Columbus, GA                             2,366,998     238,970   2,617,678    2,037,164  1980, 1988         --   25 years
  Shopping Center - Englewood, FL                  8,749,293   1,346,273  16,168,371    3,398,077     1990            --   32 years
  Shopping Center - North Fort Myers, FL          14,263,401   4,470,789  23,952,944    4,430,021   1993, 1996        -- 31.5 years
  Leaseback Shopping Center - Davenport, IA          195,411        --       195,411      119,744     1995            --    7 years
  Leaseback Shopping Center - Jacksonville, FL        42,151        --        42,151       12,645     1994            --   25 years
  Leaseback Shopping Center - Orange Park, FL        163,218        --       163,218      130,326     1995            --    7 years
  Leaseback Shopping Center - W. St. Paul, MN         86,983        --        86,983       37,984     1996            --    8 years
  Leaseback Shopping Center - Bayonet Point, FL         --          --          --           --       1997            --       --
  Leaseback Shopping Center - Minneapolis, MN         40,778        --        40,778        3,818     1997            --   15 years
  Office Building - Atlanta, GA                    5,014,371        --     5,674,371      483,523   1974, 1997 <F6>  1997  39 years
  Office Park - Marietta, GA                       6,770,722        --     8,520,722      503,050   1980, 1985 <F7>  1997  39 years
  Shopping Center - Cincinnati, OH                   851,920        --     2,551,330       38,250    1982 <F7>       1998  39 years
  Shopping Center - Jacksonville, FL               5,170,420        --     9,078,424      110,361    1985 <F7>       1999  39 years
---------------------------------------------------------------------------------------------------
                                                  49,439,516   6,145,898  75,377,395   15,523,299
---------------------------------------------------------------------------------------------------
PROPERTY HELD FOR SALE
  Land - Davenport, IA                                  --          --        33,404         --        --            1977      --
---------------------------------------------------------------------------------------------------
LAND HELD FOR FUTURE DEVELOPMENT OR SALE:
  Davenport, IA                                         --          --       150,168         --        --            1977      --
  Louisville, KY                                        --          --        80,011         --        --            1979      --
  Oakwood, GA                                           --        16,644     794,063         --        --            1987      --
  North Fort Myers, FL                                  --          --     3,105,513         --        --            1994      --
  Jackson, MI                                           --          --        74,687         --        --            1997      --
--------------------------------------------------------------------------------------------------
                                                        --        16,644   4,204,442         --
--------------------------------------------------------------------------------------------------
                                               $49,439,516   $ 6,162,542 $79,615,241  $15,523,299
==================================================================================================

      Reconciliations of total real estate carrying value and accumulated depreciation for the three years ended April 30, 2000, are as follows:

                                                       Real Estate                              Accumulated Depreciation
                                      -----------------------------------------       -------------------------------------------
                                          2000            1999         1998               2000            1999            1998
                                      -----------------------------------------       -------------------------------------------
BALANCE AT BEGINNING OF YEAR          $76,756,798     $76,291,413   $69,380,403       $16,587,209    $14,791,028     $17,462,301
                                      -----------------------------------------       -------------------------------------------
ADDITIONS DURING YEAR
    Real estate                         9,459,144<F2>     465,385    16,803,252 <F3>         --             --              --
    Depreciation                             --              --            --           1,916,654      1,796,181       1,800,747
                                      -----------------------------------------       ------------------------------------------
                                        9,459,144         465,385    16,803,252         1,916,654      1,796,181       1,800,747
                                      -----------------------------------------       ------------------------------------------
DEDUCTIONS DURING YEAR
   Accumulated depreciation on
      properties sold or transferred         --              --            --           2,980,564          --          4,472,020
   Carrying value of real estate
      sold, transferred, or retired     6,600,701 <F4>       --       9,892,242 <F5>        --             --             --
                                      -----------------------------------------       ------------------------------------------
                                        6,600,701            --       9,892,242         2,980,564           --         4,472,020
                                      -----------------------------------------       ------------------------------------------
BALANCE AT CLOSE OF YEAR              $79,615,241     $76,756,798   $76,291,413       $15,523,299    $16,587,209     $14,791,028
                                      =========================================       ==========================================

NOTES:

<F1>  The  aggregated  cost for land and building and  improvements  for federal income tax purposes at April 30, 2000, is $66,204,310.
<F2>  Primarily represents the acquisition of a shopping center in Jacksonville,
      Florida.
<F3>  Primarily  represents the  acquisitions  of an office building in Atlanta,
      Georgia; an office park in Marietta, Georgia; and a shopping center in Cincinnati, Ohio.
<F4>  Primarily represents the sale of a shopping center in Newnan, Georgia.
<F5>  Primarily represents sales of two freestanding Kmarts in Newark, Ohio; and
      Tifton, Georgia; and a shopping center located in Oakwood, Georgia.
<F6>  Constructed by others in 1974, redeveloped by the Company in 1997.
<F7>  Constructed by others.


  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH INDEPENDENT AUDITORS ON ACCOUNTING
                           AND FINANCIAL DISCLOSURE.


      See Form 8-K, Current Report, filed October 14, 1999, reporting changes in registrant's certifying accountants.

                                    PART III

                                  ITEMS 10-13.

      The information contained under the headings "Nomination and Election of Directors," "Principal Holders of the Company's Securities," and "Compensation of Executive Officers and Directors" in the Company's definitive proxy materials for its 2000 Annual Meeting of Shareholders, will be filed with the Securities and Exchange Commission under a separate filing.

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



   ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)   The  following  documents  are filed as part of this Annual Report on Form
      10-K:
      1. Financial Statements:
      Report of Independent Accountants and Independent Auditor's Report Consolidated Balance Sheets at April 30, 2000, and 1999
      Consolidated  Statement of Operations  for the Years Ended April 30, 2000,
        1999, and 1998
      Consolidated  Statements of Shareholders' Equity for the Years Ended
        April 30, 2000, 1999, and 1998
      Consolidated  Statements of Cash Flows for the Years Ended April 30, 2000,
        1999, and 1998
      Notes to Consolidated Financial Statements

      2. Financial Statement Schedules:
      Schedule II  - Valuation and Qualifying Accounts
      Schedule III - Real Estate and Accumulated Depreciation

      3. Exhibits:
      Exhibit No.
      3a.   Articles of Incorporation (1)
      3b.   Restated Bylaws (2), Amendments to Bylaws (8)
      10a.  Project Financing  Agreement by and among  Development  Authority of
            Fulton County, Abrams Fixture Corporation,  and SunTrust Bank, dated as of June 3, 1985 (3)
      10b.  Directors Deferred Compensation Plan (4)#
      10c.  Edward M. Abrams Split Dollar Life Insurance Agreements,  dated
            July 29, 1991 (5)#
      10d.  Joseph H. Rubin Split Dollar Life Insurance Agreement,  dated August
            27, 1991 (5)#
      10e.  Bernard W. Abrams Split Dollar Life Insurance Agreement,  dated July
            16, 1993 (6)#
      10f. Bernard W. Abrams Employment Agreement, dated August 23, 1995 (7)# 10g. Edward M. Abrams Employment Agreement, dated November 18, 1998 (9)# 10h. Lease Agreement between Development Authority of Douglas County,
            Georgia, and Abrams Riverside, LLC, dated as of November 1, 1997 (9)
      10i.  Letter of Credit and  Reimbursement  Agreement by and between Abrams
            Riverside, LLC, and NationsBank,  N.A., dated as of November 1, 1997
            (9)
      10j.  Amendment  to Letter of Credit and  Reimbursement  Agreement,  dated
            September 1, 1998 (9)
      10k.  Second  Amendment to Letter of Credit and  Reimbursement  Agreement,
            dated as of October 31, 1998 (9)
      10l.  Guaranty,  dated as of November 1, 1997,  executed and  delivered by
            Abrams  Properties,  Inc. (the  Guarantor) in favor of  NationsBank,
            N.A. (9)
      10m.  Guaranty,  dated as of November 1, 1997,  executed and  delivered by
            Abrams  Industries,  Inc. (the  Guarantor) in favor of  NationsBank,
            N.A. (9)
      10n.  Joseph H. Rubin Severance and Consulting  Agreement,  dated July 13,
            1999#
      13.   Annual  Report to  Shareholders  for the fiscal year ended April 30,
            2000
      21.   List of the Company's Subsidiaries (9)
      27.   Financial Data Schedules (For SEC use only)
      99.   Proxy Statement for 2000 Annual Meeting of Shareholders

      Explanation of Exhibits

      (1)   This exhibit is incorporated by reference to the Company's Form 10-K for the year ended April 30, 1985.
      (2)   This exhibit is incorporated by reference to the Company's Form 10-K for the year ended April 30, 1997.
      (3)   This exhibit is incorporated by reference to the Company's Form 10-Q for the quarter ended July 31, 1985.
      (4)   This exhibit is incorporated by reference to the Company's Form 10-K for the year ended April 30, 1991.
      (5)   These exhibits are  incorporated  by reference to the Company's Form
            10-K for the year ended April 30, 1993.
      (6)   This exhibit is incorporated by reference to the Company's Form 10-K for the year ended April 30, 1994.
      (7)   This exhibit is incorporated by reference to the Company's Form 10-Q for the quarter ended October 31, 1995.
      (8)   This exhibit is incorporated by reference to the Company's Form 10-K for the year ended April 30, 1998.
      (9)   These exhibits are  incorporated  by reference to the Company's Form
            10-K for the year ended April 30, 1999.
      #     Management compensatory plans or arrangement.

(b)   Reports on Form 8-K: None filed during the fourth quarter of fiscal 2000.

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



                                           ABRAMS INDUSTRIES, INC.



Dated: July 26, 2000                    By:/s/ Alan R. Abrams
                                           ------------------------------------
                                           Alan R. Abrams
                                           Chief Executive Officer


      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.




Dated: July 26, 2000                      /s/ Alan R. Abrams
                                          ------------------------------------
                                          Alan R. Abrams
                                          Co-Chairman of the Board of Directors,
                                          Chief Executive Officer


Dated: July 26, 2000                      /s/ J. Andrew Abrams
                                          ------------------------------------
                                          J. Andrew Abrams
                                          Co-Chairman of the Board of Directors


Dated: July 26, 2000                      /s/ David L. Abrams
                                          ------------------------------------
                                          David L. Abrams
                                          Director


Dated: July 26, 2000                      /s/ Edward M. Abrams
                                          ------------------------------------
                                          Edward M. Abrams
                                          Director


Dated: July 26, 2000                      /s/ Paula Lawton Bevington
                                          ------------------------------------
                                          Paula Lawton Bevington
                                          Director


Dated: July 26, 2000                      /s/ Gilbert L. Danielson
                                          ------------------------------------
                                          Gilbert L. Danielson
                                          Director


Dated: July 26, 2000                      /s/ Melinda S. Garrett
                                          ------------------------------------
                                          Melinda S. Garrett
                                          Director, Chief Financial Officer
                                          and Chief Accounting Officer

Dated: July 26, 2000                      /s/ Robert T. McWhinney, Jr.
                                          ------------------------------------
                                          Robert T. McWhinney, Jr.
                                          Director


Dated: July 26, 2000                      /s/ B. Michael Merritt
                                          ------------------------------------
                                          B. Michael Merritt
                                          Director


Dated: July 26, 2000                      /s/ L. Anthony Montag
                                          ------------------------------------
                                          L. Anthony Montag
                                          Director



Dated: July 26, 2000                      /s/ Felker W. Ward, Jr.
                                          ------------------------------------
                                          Felker W. Ward, Jr.
                                          Director