Form 10-Q
period 2000-07-31
ABRAMS INDUSTRIES INC
filed 2000-09-13
CIK 1923

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

___________________________________________________________________

FORM 10-Q
QUARTERLY REPORT

_____________________________________________________

Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934

For the Quarter Ended	Commission File No.
July 31, 2000	0-10146

ABRAMS INDUSTRIES, INC.
(Exact name of Registrant as specified in its charter)

Georgia	58-0522129
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
Incorporation or organization)

1945 The Exchange, Suite 300, Atlanta, Georgia   30339
(Address of principal executive offices)          (Zip Code)

                              (770) 953-0304
(Registrant's telephone number, including area code)

                                                          N/A
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

Yes    X    No  __

The number of shares of $1.00 par value Common Stock of the Registrant outstanding as of August 31, 2000, was 2,936,356.

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ABRAMS INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	July 31, 2000	April 30, 2000
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$ 4,980,541	$ 7,268,974
Receivables (note 2)	27,694,960	20,056,054
Less: Allowance for doubtful accounts	(20,068)	(24,777)
Costs and earnings in excess of billings	4,093,943	2,319,102
Net assets of discontinued operations (note 3)	673,447	1,423,593
Property held for sale	33,404	33,404
Deferred income taxes	685,277	685,277
Other	573,444	538,840
Total current assets	38,714,948	32,300,467

INCOME-PRODUCING PROPERTIES, net	59,394,428	59,854,096
PROPERTY, PLANT AND EQUIPMENT, net	1,636,131	1,602,359
LAND HELD FOR FUTURE DEVELOPMENT OR SALE	4,204,442	4,204,442
OTHER ASSETS
Notes receivable	129,754	170,433
Cash surrender value of life insurance on officers, net	1,260,097	1,225,265
Deferred loan costs, net	517,521	531,959
Other	2,994,316	2,956,846
	$ 108,851,637 ================	$ 102,845,867 ================
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Trade and subcontractors payables	$ 20,124,773	$ 13,373,742
Billings in excess of costs and earnings	2,073,598	1,289,114
Accrued expenses	3,644,084	5,454,257
Current maturities of long-term debt	1,362,003	1,363,175
Total current liabilities	27,204,458	21,480,288

DEFERRED INCOME TAXES	3,448,538	3,448,538
OTHER LIABILITIES	3,753,795	3,641,266
MORTGAGE NOTES PAYABLE, less current maturities	33,832,032	34,033,941
OTHER LONG-TERM DEBT, less current maturities	17,824,030	17,895,696
Total liabilities	86,062,853	80,499,729

SHAREHOLDERS' EQUITY
Common stock, $1 par value; authorized 5,000,000 shares;
3,014,039 issued and 2,936,356 outstanding	3,014,039	3,014,039
Additional paid-in capital	2,019,690	2,019,690
Retained earnings	18,167,606	17,724,960
	23,201,335	22,758,689
Less cost of treasury stock	412,551	412,551
Total shareholders' equity	22,788,784	22,346,138
	$ 108,851,637 ================	$ 102,845,867 ================
See accompanying notes to consolidated financial statements.

ABRAMS INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	FIRST QUARTER ENDED
	JULY 31,
	2000	1999
REVENUES
Construction	$ 47,610,725	$ 43,804,204
Rental income	3,174,423	2,858,748
Real estate sales	-	6,740,456
	50,785,148	53,403,408
Interest	129,305	94,345
Other	11,456	20,437
	50,925,909	53,518,190
COSTS AND EXPENSES
Applicable to REVENUES--
Construction	45,122,539	42,213,068
Rental property operating expenses,
excluding interest	1,594,865	1,619,583
Cost of real estate sold	-	3,821,525
	46,717,404	47,654,176
Selling, general and administrative
Construction	1,016,211	724,819
Real estate	416,509	963,598
Parent	627,302	1,026,366
	2,060,022	2,714,783
Interest costs incurred, less interest capitalized	1,292,864	1,223,051
	50,070,290	51,592,010
EARNINGS FROM CONTINUING OPERATIONS
BEFORE INCOME TAXES	855,619	1,926,180
INCOME TAX EXPENSE	333,000	732,206
EARNINGS FROM CONTINUING OPERATIONS	522,619	1,193,974

DISCONTINUED OPERATIONS (note 4)
Earnings from discontinued operations,
adjusted for applicable expense for
income taxes of $22,000 and $18,122	37,481	49,645
NET EARNINGS	$ 560,100 ===============	$ 1,243,619 ==============
NET EARNINGS PER SHARE FROM:
Continuing Operations-Basic and Diluted	$ .18	$ .40
Discontinued Operations-Basic and Diluted	.01	.02
NET EARNINGS PER SHARE-BASIC AND DILUTED	$ .19 ===============	$ .42 ==============
DIVIDENDS PER SHARE	$ .04 ===============	$ .04 ==============
WEIGHTED AVERAGE SHARES OUTSTANDING	2,936,356 ===============	2,936,356 ===============
See accompanying notes to consolidated financial statements.

ABRAMS INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	FIRST QUARTER ENDED JULY 31,
	2000	1999

Cash flows from operating activities:
Net income	$ 560,100	$ 1,243,619
Adjustments to reconcile net income to net
cash provided by (used in) operating activities:
Depreciation and amortization	754,192	820,592
Deferred tax expense	-	939,038
Gain on sales of real estate and property, plant, and equipment	-	(2,974,931)
Changes in assets and liabilities:
Receivables, net	(7,643,615)	1,783,720
Inventories, net	-	(130,845)
Costs and earnings in excess of billings	(1,774,841)	(223,913)
Other current assets	(34,604)	(454,262)
Other assets	(131,607)	(247,004)
Trade and subcontractors payable	6,751,031	2,358,570
Accrued expenses	(1,810,173)	(2,328,743)
Billings in excess of costs and earnings	784,484	366,666
Deferred income	-	571,025
Other liabilities	87,997	223,111
Net cash (used in) provided by continuing operations	(2,457,036)	1,946,643
Net cash provided by discontinued operations	752,206	-
Net cash (used in) provided by operating activities	(1,704,830)	1,946,643

Cash flows from investing activities:
Proceeds from sales of real estate and property, plant, and equipment	-	6,581,881
Additions to properties, property, plant and equipment, net	(205,792)	(9,380,515)
Repayments received on notes receivable	40,679	28,511
Net cash used in investing activities	(165,113)	(2,770,123)

Cash flows from financing activities:
Short-term borrowings (repayments) proceeds, net	-	(6,690,514)
Debt proceeds	-	9,500,000
Debt repayments	(301,036)	(5,649,095)
Additions to deferred loan costs	-	(169,322)
Cash dividends	(117,454)	(117,454)
Net cash used in financing activities	(418,490)	(3,126,385)

Net decrease in cash and cash equivalents	(2,288,433)	(3,949,865)
Cash and cash equivalents at beginning of period	7,268,974	7,448,551
Cash and cash equivalents at end of period	$ 4,980,541 ==============	$ 3,498,686 =============

Supplemental schedule of cash flow information
Interest paid, net of amounts capitalized	$ 1,230,476 ==============	$ 1,281,208 =============
Income taxes paid, net of refunds	$ 6,776 ==============	$ 34,847 =============

See accompanying notes to consolidated financial statements.

ABRAMS INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2000, AND APRIL 30, 2000
(UNAUDITED)

NOTE 1.  UNAUDITED STATEMENTS

     The accompanying unaudited consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principles, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, the accompanying financial statements contain all adjustments, which consist solely of normal recurring accruals, necessary for a fair statement of the results for the interim periods presented. These financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report to Shareholders for the year ended April 30, 2000. Results of operations for interim periods are not necessarily indicative of annual results.

NOTE 2.  RECEIVABLES

     All contract and trade receivables are expected to be collected within one year.

NOTE 3.  DISCONTINUED OPERATIONS

     During the quarter ended January 31, 2000, the Board of Directors of the Company decided to discontinue the operations of the Manufacturing Segment. The remaining assets and liabilities of the Manufacturing Segment have been consolidated and presented as Net assets of discontinued operations on the Consolidated Balance Sheets at July 31, 2000, and April 30, 2000. For the quarter ended July 31, 2000, Earnings from discontinued operations, net of income tax expense, was $37,481.

NOTE 4.  OPERATING SEGMENTS

     The table below exhibits selected financial data on a segment basis. Earnings (loss) from continuing operations before income taxes is total revenue less operating expenses of continuing operations, including depreciation and interest. Parent expenses have not been allocated to the subsidiaries.

For the Quarter Ended July 31, 2000
	Construction	Real Estate	Parent	Eliminations	Consolidated
Revenues from unaffiliated customers	$ 47,610,725	$ 3,174,423	$ -	$ -	$ 50,785,148
Interest and other income	69,511	68,456	2,794	-	140,761
Intersegment revenue	-	84,890	-	(84,890)	-
Total revenues from continuing operations	$ 47,680,236 ===========	$ 3,327,769 =========	$ 2,794 ========	$ (84,890) =========	$ 50,925,909 ===========
Earnings (loss) from continuing operations before income taxes	$ 1,469,039 ===========	$ 24,488 =========	$ (652,971) ========	$ 11,063 =========	$ 855,619 ===========
______________________________________________________________________________________________________
For the Quarter Ended July 31, 1999
	Construction	Real Estate	Parent	Eliminations	Consolidated
Revenues from unaffiliated customers	$ 43,804,204	$ 9,599,204	$ -	$ -	$ 53,403,408
Interest and other income	59,651	63,530	21,232	(29,631)	114,782
Intersegment revenue	-	400,560	-	(400 560)	-
Total revenues from continuing operations	$ 43,863,855 ===========	$ 10,063,294 =========	$ 21,232 =========	$ (430,191) ==========	$ 53,518,190 ==========
Earnings (loss) from continuing operations before income taxes	$ 864,303 ===========	$ 2,132,903 =========	$(1,155,364) =========	$ 84,338 ==========	$ 1,926,180 ==========

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Changes in CONSOLIDATED BALANCE SHEETS between April 30, 2000, and July 31, 2000.

     Accounts receivable increased by $7,638,906, Costs and earnings in excess of billings increased by $1,774,841, and Trade and subcontractors payable increased by $6,751,031, primarily because of the timing of the submission and payment of invoices for construction work performed.

     Accrued expenses decreased by $1,810,173 primarily due to the payment of year-end accruals.

Results of operations of first quarter of fiscal 2001 compared to first quarter of fiscal 2000.

REVENUES from Continuing Operations

     For the first quarter 2001, Consolidated REVENUES from continuing operations, including Interest income and Other income, and net of intersegment eliminations, were $50,925,909, compared to $53,518,190 for the first quarter 2000, a decrease of 5%.

     The figures in Chart A are Segment revenues from continuing operations net of Intersegment eliminations and do not include Interest income or Other income.

CHART A
REVENUE FROM CONTINUING OPERATIONS SUMMARY BY SEGMENT
(Dollars in Thousands)
__________________________________________________________________________________________

	First Quarter Ended		Amount	Percentage
	July 31,		Increase	Increase
	2000	1999	(Decrease)	(Decrease)
Construction(1)	$ 47,611	$ 43,804	$ 3,807	9
Real Estate(2)	3,174	9,599	(6,425)	(67)
	$ 50,785 ==============	$ 53,403 ===============	$ (2,618) ==============	(5)

NOTES TO CHART A
(1)

REVENUES for the first quarter 2001 were higher than those of the first quarter 2000 primarily due to an increase in business from an existing customer. The Company must go through a competitive bidding process on most projects before they are awarded. As such, it is difficult to discern a trend over a given period. The Company believes that, given the level of backlog at July 31, 2000 (see table below), the short-term revenue prospects are good; however, many factors may affect the timing of recognition of these revenues.

(2)

REVENUES for the first quarter 2001 were lower than those of the first quarter 2000 primarily due to a real estate sale in the first quarter 2000, which generated approximately $6.7 million in revenues. There were no real estate sales in the first quarter 2001. The Company reviews its real estate portfolio on an ongoing basis and places a property on the market for sale when it believes it is in its best interests to do so. In addition, a property may be marketed in one fiscal year, but the sale may not close until a subsequent year, due to individually negotiated contract terms. Real estate sales, which may have a material impact on the Company's results of operations, do not occur every year, and the Company cannot predict the timing of any such sales.

     The following table indicates the backlog of contracts and expected rentals for the next twelve months by industry segment.

	July 31,
	2000	1999
Construction	$ 63,005,000	$ 50,778,000
Real Estate	11,459,000	11,154,000
Total Backlog	$ 74,464,000 ==============	$ 61,932,000 =============

COSTS AND EXPENSES: Applicable to REVENUES from Continuing Operations

As a percentage of total Segment REVENUES from Continuing Operations (See Chart A) for the first quarter 2001 and 2000, the total applicable COSTS AND EXPENSES (See Chart B) were 92% and 89%, respectively.

The figures in Chart B are net of Intersegment eliminations.

CHART B
COSTS AND EXPENSES APPLICABLE TO REVENUES
FROM CONTINUING OPERATIONS SUMMARY BY SEGMENT
(Dollars in Thousands)
___________________________________________________________________________________________

			Percent of Segment
			Revenues For
	First Quarter Ended		First Quarter Ended
	July 31		July 31,
	2000	1999	2000	1999
Construction	$ 45,122	$ 42,213	95	96
Real Estate(1)	1,595	5,441	50	57
	$ 46,717 =============	$ 47,654 =============	92	89

NOTES TO CHART B

(1)

The decrease in the dollar amount and percentage of COSTS AND EXPENSES: Applicable to REVENUES for first quarter 2001 compared to first quarter 2000 was primarily attributable to the cost of the real estate sale in first quarter 2000.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
FROM CONTINUING OPERATIONS

     For the first quarter 2001 and 2000, Selling, general and administrative expenses from continuing operations, net of intersegment eliminations, were $2,060,022 and $2,714,783, respectively. As a percentage of Consolidated REVENUES from Continuing Operations, these expenses were 4% and 5%, respectively. In reviewing Chart C, the reader should recognize that the volume of revenues generally will affect the amounts and percentages. The percentages in Chart C are based upon expenses as they relate to Segment REVENUES from Continuing Operations (Chart A), except that Parent and Total expenses relate to Consolidated REVENUES from Continuing Operations.

CHART C
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
FROM CONTINUING OPERATIONS BY SEGMENT
(Dollars in Thousands)
______________________________________________________________________________________________

			Percent of Segment
			Revenues For
	First Quarter Ended		First Quarter Ended
	July 31,		July 31,
	2000	1999	2000	1999
Construction	$ 1,016	$ 725	2	2
Real Estate(1)	417	964	13	10
Parent(2)	627	1,026	1	2
	$ 2,060 ===========	$ 2,715 ===========	4	5

NOTES TO CHART C
(1)

On a dollar basis, Selling, general and administrative expenses were lower for first quarter 2001 compared to first quarter 2000 primarily because of a decrease in personnel and incentive compensation costs. On a percentage basis, as noted above, the volume of revenues generally affects these percentages. In first quarter 2000, revenues increased due to the real estate sale which caused the Selling, general and administrative expenses to be a lower percentage relative to revenues; whereas, in first quarter 2001, although the dollar amount of these costs declined by more than 50%, the volume of revenues was greatly reduced because there were no real estate sales in the period.

(2)

On a dollar and percentage basis, Selling, general and administrative expenses were lower for first quarter 2001 compared to first quarter 2000 primarily due to the accrual in first quarter 2000 of severance and consulting fees payable to the Company's former CEO.

Liquidity and capital resources.

     Between April 30, 2000, and July 31, 2000, working capital increased by $690,311. Operating activities from continuing operations used cash of $2,457,036, and discontinued operations provided cash of $752,206. Investing activities used cash of $165,113. Financing activities used cash of $418,490.

     At July 31, 2000, the Company and its subsidiaries had available unsecured committed lines of credit totaling $13,000,000, of which none was outstanding, $12,500,000 was available, and $500,000 was reserved for a letter of credit issued as security for a mortgage loan on an Income-producing property. The letter of credit has been extended until November 2001, at which time it may be used to pay down the mortgage loan if certain leasing requirements are not attained.

Cautionary statement regarding forward-looking statements.

     Certain statements contained or incorporated by reference in this Quarterly Report on Form 10-Q, including without limitation statements containing the words "believes," "anticipates," "expects," and words of similar import, are forward-looking statements within the meaning of the federal securities laws. Such forward-looking statements involve known and unknown risks, uncertainties and other matters which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or uncertainties expressed or implied by such forward-looking statements. Such risks, uncertainties and other matters include, but are not limited to, future revenues related to the Construction Segment.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     Quantitative and qualitative disclosures about market risk were disclosed as required in Form 10-K for fiscal year ended April 30, 2000.

PART II.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibit 27 - Financial Data Schedule (For SEC Use Only).

(b)	The Registrant has not filed any reports on Form 8-K during the quarter ended July 31, 2000.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ABRAMS INDUSTRIES, INC.
(Registrant)

Date: September 11, 2000	/s/ Alan R. Abrams Alan R. Abrams Chief Executive Officer

Date: September 11, 2000	/s/ Melinda S. Garrett Melinda S. Garrett Chief Financial Officer