Form 10-Q
period 2000-10-31
ABRAMS INDUSTRIES INC
filed 2000-12-15
CIK 1923

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

___________________________________________________________________

FORM 10-Q
QUARTERLY REPORT

_____________________________________________________

Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934

For the Quarter Ended	Commission File No.
October 31, 2000	0-10146

ABRAMS INDUSTRIES, INC.
(Exact name of Registrant as specified in its charter)

Georgia	58-0522129
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

1945 The Exchange, Suite 300, Atlanta, Georgia    30339
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

Yes    X    No  __

The number of shares of $1.00 par value Common Stock of the Registrant outstanding as of November 30, 2000, was 2,932,503.

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ABRAMS INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

October 31, 2000		April 30, 2000
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$ 3,882,818	$ 7,268,974
Receivables (note 2)	29,400,888	20,056,054
Less: Allowance for doubtful accounts	(28,422)	(24,777)
Costs and earnings in excess of billings	4,554,979	2,319,102
Net assets of discontinued operations (note 3)	751,968	1,423,593
Property held for sale	33,404	33,404
Deferred income taxes	685,277	685,277
Other	471,346	538,840
Total current assets	39,752,258	32,300,467

INCOME-PRODUCING PROPERTIES, net	58,910,597	59,854,096
PROPERTY, PLANT AND EQUIPMENT, net	1,553,897	1,602,359
LAND HELD FOR FUTURE DEVELOPMENT OR SALE	4,204,442	4,204,442
OTHER ASSETS
Notes receivable	107,969	170,433
Cash surrender value of life insurance on officers, net	1,350,929	1,225,265
Deferred loan costs, net	493,553	531,959
Other	2,967,421	2,956,846
	$ 109,341,066	$ 102,845,867
	============	============
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Trade and subcontractors payables	$ 19,269,623	$ 13,373,742
Billings in excess of costs and earnings	2,414,715	1,289,114
Accrued expenses	4,249,264	5,454,257
Current maturities of long-term debt	1,361,211	1,363,175
Total current liabilities	27,294,813	21,480,288

DEFERRED INCOME TAXES	3,448,538	3,448,538
OTHER LIABILITIES	3,817,770	3,641,266
MORTGAGE NOTES PAYABLE, less current maturities	33,625,528	34,033,941
OTHER LONG-TERM DEBT, less current maturities	17,755,444	17,895,696
Total liabilities	85,942,093	80,499,729

SHAREHOLDERS' EQUITY
Common stock, $1 par value; authorized 5,000,000 shares;
3,014,039 issued and 2,932,503 outstanding in October 2000,
and 2,936,356 outstanding in April 2000	3,014,039	3,014,039
Additional paid-in capital	2,019,690	2,019,690
Retained earnings	18,792,628	17,724,960
	23,826,357	22,758,689
Less cost of treasury stock	427,384	412,551
Total shareholders' equity	23,398,973	22,346,138

	$ 109,341,066	$ 102,845,867
	============	===========
See accompanying notes to consolidated financial statements.

ABRAMS INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	SECOND QUARTER ENDED		SIX MONTHS ENDED
	OCTOBER 31,		OCTOBER 31,
	2000	1999	2000	1999
REVENUES
Construction	$ 50,415,128	$ 44,612,384	$ 98,025,853	$ 88,416,588
Rental income	3,050,763	3,074,459	6,225,186	5,933,207
Real estate sales	-	-	-	6,740,456
	53,465,891	47,686,843	104,251,039	101,090,251
Interest	127,132	78,186	256,437	172,531
Other	11,825	12,110	23,281	32,547
	53,604,848	47,777,139	104,530,757	101,295,329
COSTS AND EXPENSES
Applicable to REVENUES--
Construction	46,917,840	43,153,120	92,040,379	85,366,188
Rental property operating expenses,
excluding interest	1,783,143	1,641,886	3,378,008	3,261,469
Cost of real estate sold	-	-	-	3,821,525
	48,700,983	44,795,006	95,418,387	92,449,182
Selling, general and administrative
Construction	1,679,936	698,649	2,696,147	1,423,468
Real estate	224,365	391,009	640,874	1,354,607
Parent	643,254	493,955	1,270,556	1,520,321
	2,547,555	1,583,613	4,607,577	4,298,396

Interest costs incurred, less interest capitalized	1,285,590	1,486,836	2,578,454	2,709,887
	52,534,128	47,865,455	102,604,418	99,457,465

EARNINGS (LOSS) FROM CONTINUING OPERATIONS
BEFORE INCOME TAXES (BENEFIT)	1,070,720	(88,316)	1,926,339	1,837,864

INCOME TAX EXPENSE (BENEFIT)	421,000	(23,206)	754,000	709,000

EARNINGS (LOSS) FROM CONTINUING OPERATIONS	649,720	(65,110)	1,172,339	1,128,864

DISCONTINUED OPERATIONS (note 3)
Earnings from discontinued operations,
adjusted for applicable expense for
income taxes of $59,000, $115,878,
$81,000, and $134,000, respectively	92,756	213,785	130,237	263,430

NET EARNINGS	$ 742,476	$ 148,675	$ 1,302,576	$ 1,392,294
	===========	===========	============	===========

NET EARNINGS (LOSS) PER SHARE FROM:
Continuing Operations-Basic and Diluted	$ .22	$ (.02)	$ .40	$ .38
Discontinued Operations-Basic and Diluted	.03	.07	.04	.09
NET EARNINGS PER SHARE-BASIC AND DILUTED	$ .25	$ .05	$ .44	$ .47
	===========	===========	===========	===========
DIVIDENDS PER SHARE	$ .04	$ .04	$ .08	$ .08
	===========	===========	===========	===========
WEIGHTED AVERAGE SHARES OUTSTANDING	2,935,451	2,936,356	2,935,903	2,936,356
	===========	===========	===========	===========

See accompanying notes to consolidated financial statements.

ABRAMS INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

SIX MONTHS ENDED OCTOBER 31,
	2000	1999

Cash flows from operating activities:
Net income	$ 1,302,576	$ 1,392,294
Adjustments to reconcile net income to net
cash provided by (used in) operating activities:
Depreciation and amortization	1,579,338	1,742,136
Deferred tax expense	-	939,038
Gain on sales of real estate and property, plant, and equipment	-	(2,974,931)
Changes in assets and liabilities:
Receivables, net	(9,341,189)	2,954,499
Inventories, net	-	(497,595)
Costs and earnings in excess of billings	(2,235,877)	(1,676,194)
Other current assets	67,494	(641,335)
Other assets	(281,282)	420,259
Trade and subcontractors payable	5,895,881	2,670,991
Accrued expenses	(1,204,993)	(1,641,492)
Billings in excess of costs and earnings	1,125,601	(250,788)
Deferred income	-	260,150
Other liabilities	101,997	(244,532)
Net cash (used in) provided by continuing operations	(2,990,454)	2,452,500
Net cash provided by discontinued operations	671,625	-
Net cash (used in) provided by operating activities	(2,318,829)	2,452,500

Cash flows from investing activities:
Proceeds from sales of real estate and property, plant, and equipment	-	6,581,881
Additions to properties, property, plant and equipment, net	(276,744)	(9,579,268)
Repayments received on notes receivable	62,464	66,804
Net cash used in investing activities	(214,280)	(2,930,583)

Cash flows from financing activities:
Short-term borrowings (repayments) proceeds, net	-	(6,396,342)
Debt proceeds	-	9,502,355
Debt repayments	(603,306)	(6,059,719)
Additions to deferred loan costs	-	(165,863)
Repurchase of capital stock	(14,833)	-
Cash dividends	(234,908)	(234,908)
Net cash used in financing activities	(853,047)	(3,354,477)

Net decrease in cash and cash equivalents	(3,386,156)	(3,832,560)
Cash and cash equivalents at beginning of period	7,268,974	7,448,551
Cash and cash equivalents at end of period	$ 3,882,818	$ 3,615,991
	==========	==========
Supplemental schedule of cash flow information
Interest paid, net of amounts capitalized	$ 2,475,279	$ 2,697,077
	==========	==========
Income taxes refunded, net of payments	$ (198,856)	$ (316,955)
	==========	==========
See accompanying notes to consolidated financial statements.

ABRAMS INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2000, AND APRIL 30, 2000
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

NOTE 3.  DISCONTINUED OPERATIONS

          During the quarter ended January 31, 2000, the Board of Directors of the Company decided to discontinue the operations of the Manufacturing Segment. The remaining assets and liabilities of the Manufacturing Segment have been consolidated and presented as Net assets of discontinued operations on the Consolidated Balance Sheets at October 31, 2000, and April 30, 2000. For the quarter and first six months ended October 31, 2000, Earnings from discontinued operations, net of income tax expense, were $92,756 and $130,237, respectively.

NOTE 4.  OPERATING SEGMENTS

          The table below exhibits selected financial data on a segment basis. Earnings (loss) from continuing operations before income taxes is total revenue less operating expenses of continuing operations, including depreciation and interest. Parent expenses have not been allocated to the subsidiaries.

For the Quarter Ended October 31, 2000	Construction	Real Estate	Parent	Eliminations	Consolidated

Revenues from unaffiliated customers	$50,415,128	3,050,763	-	-	53,465,891
Interest and other income	45,303	90,339	3,315	-	138,957
Intersegment revenue	-	86,649	-	(86,649)	-
Total revenues from continuing operations	$50,460,431	3,227,751	3,315	(86,649)	53,604,848
	==============	==========	============	============	=============
Earnings (loss) from continuing operations
before income taxes	$1,800,329	(66,660)	(674,561)	11,612	1,070,720
	==============	==========	============	============	=============

For the Quarter Ended October 31, 1999	Construction	Real Estate	Parent	Eliminations	Consolidated

Revenues from unaffiliated customers	$44,612,384	3,074,459	-	-	47,686,843
Interest and other income	39,893	56,305	16,488	(22,390)	90,296
Intersegment revenue	-	402,268	-	(402,268)	-
Total revenues from continuing operations	$44,652,277	3,533,032	16,488	(424,658)	47,777,139
Earnings (loss) from continuing operations	==============	==========	============	============	=============
before income taxes	$708,788	33,237	(624,603)	(205,738)	(88,316)
	==============	==========	============	============	=============

For the Six Months Ended October 31, 2000	Construction	Real Estate	Parent	Eliminations	Consolidated

Revenues from unaffiliated customers	$98,025,853	6,225,186	-	-	104,251,039
Interest and other income	114,814	158,795	6,109	-	279,718
Intersegment revenue	-	171,539	-	(171,539)	-
Total revenues from continuing operations	$98,140,667	6,555,520	6,109	(171,539)	104,530,757
	==============	==========	============	============	=============
Earnings (loss) from continuing operations
before income taxes	$3,269,368	(38,172)	(1,327,532)	22,675	1,926,339
	==============	==========	============	============	=============

For the Six Months Ended October 31, 1999	Construction	Real Estate	Parent	Eliminations	Consolidated

Revenues from unaffiliated customers	$88,416,588	12,673,663	-	-	101,090,251
Interest and other income	99,545	119,835	37,720	(52,022)	205,078
Intersegment revenue	-	802,828	-	(802,828)	-
Total revenues from continuing operations	$88,516,133	13,596,326	37,720	(854,850)	101,295,329
	==============	==========	=============	=============	=============
Earnings (loss) from continuing operations
before income taxes	$1,573,090	2,166,140	(1,779,967)	(121,399)	1,837,864
	==============	==========	=============	=============	=============

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Changes in CONSOLIDATED BALANCE SHEETS between April 30, 2000, and October 31, 2000.

          Accounts receivable increased by $9,344,834, Costs and earnings in excess of billings increased by $2,235,877, Billings in excess of costs and earnings increased by $1,125,601, and Trade and subcontractors payable increased by $5,895,881, primarily because of the timing of the submission and payment of invoices for construction work performed.

         Accrued expenses decreased by $1,204,993 primarily due to the payment of year-end accruals.

Results of operations of second quarter and first six months of fiscal 2001 compared to second quarter and first six months of fiscal 2000.

REVENUES from Continuing Operations

          For the second quarter 2001, Consolidated REVENUES from continuing operations, including Interest income and Other income, and net of intersegment eliminations, were $53,604,848, compared to $47,777,139 for the second quarter 2000, an increase of 12%. For the first six months of fiscal 2001, Consolidated REVENUES from continuing operations were $104,530,757, compared to $101,295,329 for the first six months of fiscal 2000, an increase of 3%.

          The figures in Chart A are Segment revenues from continuing operations net of Intersegment eliminations and do not include Interest income or Other income.

CHART A
REVENUE FROM CONTINUING OPERATIONS SUMMARY BY SEGMENT
(Dollars in Thousands)

	Second Quarter Ended October 31,		Amount Increase (Decrease)	Percent Increase (Decrease)	Six Months Ended October 31,		Amount Increase (Decrease)	Percent Increase (Decrease)
	2000	1999			2000	1999
Construction(1)	$ 50,415	$ 44,612	$ 5,803	13	$ 98,026	$ 88,417	$ 9,609	11
Real Estate(2)	3,051	3,075	(24)	(1)	6,225	12,673	(6,448)	(51)
	$ 53,466	$ 47,687	$ 5,779	12	$ 104,251	$ 101,090	$3,161	3

NOTES TO CHART A
(1)

REVENUES for the second quarter and first six months of fiscal 2001 were higher than those of the second quarter and first six months of fiscal 2000, primarily due to an increase in business from existing customers. The volatility with respect to the levels of capital spending of the Company's customers and the competitive bidding process the Company must go through on most projects before they are awarded inhibits the Company's ability to project future revenue trends

(2)

REVENUES for the first six months of fiscal 2001 were lower than those of the first six months of fiscal 2000 primarily due to a real estate sale in the first quarter of fiscal 2000, which generated approximately $6.7 million in revenues. There were no real estate sales in the first six months of fiscal 2001. The Company reviews its real estate portfolio on an ongoing basis and places a property on the market for sale when it believes it is in its best interests to do so. In addition, a property may be marketed in one fiscal year, but the sale may not close until a subsequent year, due to individually negotiated contract terms. Real estate sales, which may have a material impact on the Company's results of operations, do not occur every year, and the Company cannot predict the timing of any such sales.

          The following table indicates the backlog of construction contracts and expected real estate rentals for the next twelve months by industry segment.

	October 31,
	2000	1999

Construction	$ 43,877,000	$ 31,529,000
Real Estate	11,255,000	11,338,000
Total Backlog	$ 55,132,000	$ 42,867,000
	==========	==========

          No assurance can be given as to future backlog levels or whether the Company will realize earnings from the revenues resulting from the backlog at October 31, 2000.

COSTS AND EXPENSES: Applicable to REVENUES from Continuing Operations

          As a percentage of total Segment REVENUES from Continuing Operations (See Chart A) for the second quarter 2001 and 2000, the total applicable COSTS AND EXPENSES (See Chart B) were 91% and 94%, respectively. As a percentage of total Segment REVENUES from Continuing Operations for the first six months of fiscal 2001 and 2000, the total applicable COSTS AND EXPENSES were 92% and 91%, respectively.

          The figures in Chart B are net of Intersegment eliminations.

CHART B
COSTS AND EXPENSES APPLICABLE TO REVENUES
FROM CONTINUING OPERATIONS SUMMARY BY SEGMENT
(Dollars in Thousands)

	Second Quarter Ended October 31,		Percent of Segment Revenues For Second Quarter Ended October 31,		Six Months Ended October 31,		Percent of Segment Revenues For Six Months Ended October 31,
	2000	1999	2000	1999	2000	1999	2000	1999
Construction(1)	$ 46,918	$ 43,153	93	97	$ 92,040	$ 85,366	94	97
Real Estate(2)	1,783	1,642	58	53	3,378	7,083	54	56
	$ 48,701	$ 44,795	91	94	$ 95,418	$ 92,449	92	91

NOTES TO CHART B

(1)

The decrease in the percentage of COSTS AND EXPENSES: Applicable to REVENUES for the second quarter and the first six months of fiscal 2001 compared to the same periods for fiscal 2000 is attributable to: (1) an increase in the size and complexity of work performed, which provided higher margins but involved more risk; (2) improved efficiencies in project management; (3) no significant losses on jobs due to scheduling adjustments; and (4) a refinement in the mix of the Company's customer base. The Company has exposure to increased costs for many reasons beyond its immediate control, including, but not limited to, market competition, unexpected costs, delays due to weather, or an individual customer's scheduling adjustments. Therefore, the Company cannot predict whether the percentages reflected above will continue at the current level.

(2)

The decrease in the dollar amount and percentage of COSTS AND EXPENSES: Applicable to REVENUES for first six months of fiscal 2001 compared to first six months of fiscal 2000 primarily is attributable to the cost of the real estate sold in the first quarter of fiscal 2000.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
FROM CONTINUING OPERATIONS

          For the second quarter 2001 and 2000, Selling, general and administrative expenses from continuing operations, net of intersegment eliminations, were $2,547,555 and $1,583,613, respectively. As a percentage of Consolidated REVENUES from Continuing Operations, these expenses were 5% and 3%, respectively. For the first six months of fiscal 2001 and 2000, Selling, general and administrative expenses from continuing operations, net of intersegment eliminations, were $4,607,577 and $4,298,396, respectively. As a percentage of Consolidated REVENUES from Continuing Operations, these expenses were 4% for both periods. In reviewing Chart C, the reader should recognize that the volume of revenues generally will affect the amounts and percentages. The percentages in Chart C are based upon expenses as they relate to Segment REVENUES from Continuing Operations (Chart A), except that Parent and Total expenses relate to Consolidated REVENUES fro m Continuing Operations.

CHART C
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
FROM CONTINUING OPERATIONS BY SEGMENT
(Dollars in Thousands)

	Second Quarter Ended October 31,		Percent of Segment Revenues For Second Quarter Ended October 31,		Six Months Ended October 31,		Percent of Segment Revenues For Six Months Ended October 31,
	2000	1999	2000	1999	2000	1999	2000	1999
Construction(1)	$ 1,680	$ 699	3	2	$ 2,696	$ 1,423	3	2
Real Estate(2)	225	391	7	13	641	1,355	10	11
Parent	643	494	1	1	1,271	1,520	1	2
	$ 2,548	$ 1,584	5	3	$ 4,608	$ 4,298	4	4

NOTES TO CHART C
(1)

On a dollar and percentage basis, Selling, general and administrative expenses were higher for the second quarter and first six months 2001 compared to the same periods of 2000, primarily due to an increase in incentive compensation directly related to higher segment profits.

(2)

On a dollar basis, Selling, general and administrative expenses were lower for the second quarter and first six months 2001 compared to the same periods of 2000, primarily because of a decrease in personnel and incentive compensation costs. On a percentage basis, as noted above, the volume of revenues generally affects these percentages. In the first six months of fiscal 2000, revenues were more than 100% higher due to the real estate sale, causing the Selling, general and administrative expenses to be a lower percentage relative to revenues; whereas, in the first six months of fiscal 2001, although the dollar amount of these costs declined by more than 50%, the volume of revenues was significantly lower as there were no real estate sales in the period.

Liquidity and capital resources.

          Between April 30, 2000, and October 31, 2000, working capital increased by $1,637,266. Operating activities from continuing operations used cash of $2,990,454, and discontinued operations provided cash of $671,625. Investing activities used cash of $214,280. Financing activities used cash of $853,047.

          At October 31, 2000, the Company and its subsidiaries had available unsecured committed lines of credit totaling $13,000,000, of which none was outstanding, $12,500,000 was available, and $500,000 was reserved for a letter of credit issued as security for a mortgage loan on an Income-producing property. The letter of credit has been extended until November 2001, at which time it may be used to pay down the mortgage loan if certain leasing requirements are not attained.

Cautionary statement regarding forward-looking statements.

          Certain statements contained or incorporated by reference in this Quarterly Report on Form 10-Q, including without limitation, statements containing the words "believes," "anticipates," "expects," and words of similar import, are forward-looking statements within the meaning of the federal securities laws. Such forward-looking statements involve known and unknown risks, uncertainties and other matters which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or uncertainties expressed or implied by such forward-looking statements. Such risks, uncertainties and other matters include, but are not limited to, the possibility of not achieving projected backlog revenues or not realizing earnings from such revenues, the potential impact of factors beyond the control of the Company on future revenues and costs related to the Construction Segment, the potential loss of a significant customer and the deterioration in the financial stability of an anchor tenant.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

          Quantitative and qualitative disclosures about market risk were disclosed as required in Form 10-K for fiscal year ended April 30, 2000.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          At the Company's Annual Meeting, held on August 23, 2000, the shareholders voted upon and approved the following matters:

(1)          Nominees for the board of Directors. The voting was as follows:

DIRECTORS	VOTES FOR	VOTES WITHHELD
Alan R. Abrams	2,512,348	111,179
David L. Abrams	2,512,348	111,179
Edward M. Abrams	2,512,348	111,179
J. Andrew Abrams	2,512,348	111,179
Paula Lawton Bevington	2,512,248	111,279
Gilbert L. Danielson	2,512,348	111,179
Melinda S. Garrett	2,510,870	112,657
Robert T. McWhinney, Jr.	2,512,348	111,179
B. Michael Merritt	2,512,248	111,279
L. Anthony Montag	2,512,348	111,179
Felker W. Ward, Jr.	2,512,348	111,179

(2)          Adoption of the 2000 Stock Award Plan. The voting was as follows: 1,628,011 shares in favor; 472,276 shares against; 51,374 shares abstained; and 471,866 broker non-votes.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)          Exhibit 27 -- Financial Data Schedule (For SEC Use Only).

(b)          The Registrant has not filed any reports on Form 8-K during the quarter ended October 31, 2000.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
ABRAMS INDUSTRIES, INC.
(Registrant)

Date: December 13, 2000	/s/ Alan R. Abrams Alan R. Abrams Chief Executive Officer

Date: December 13, 2000	/s/ Melinda S. Garrett Melinda S. Garrett Chief Financial Officer