Form 10-Q
period 2001-01-31
ABRAMS INDUSTRIES INC
filed 2001-03-14
CIK 1923

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
QUARTERLY REPORT

Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934

For the Quarter Ended January 31, 2001	Commission File No. 0-10146

ABRAMS INDUSTRIES, INC.
(Exact name of Registrant as specified in its charter)

Georgia	58-0522129

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1945 The Exchange, Suite 300, Atlanta, Georgia 30339

(Address of principal executive offices) (Zip Code)

(770) 953-0304

(Registrant’s telephone number, including area code)

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

Yes [X]      No [   ]

The number of shares of $1.00 par value Common Stock of the Registrant outstanding as of February 28, 2001, was 2,950,403.

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ABRAMS INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	January 31, 2001	April 30, 2000

ASSETS

CURRENT ASSETS

Cash and cash equivalents	$9,798,923	$7,268,974

Receivables (note 2)	15,913,291	20,056,054

Less: Allowance for doubtful accounts (note 3)	(956,589)	(24,777)

Costs and earnings in excess of billings	1,745,553	2,319,102

Net assets of discontinued operations (note 4)	514,141	1,423,593

Property held for sale	33,404	33,404

Deferred income taxes	685,277	685,277

Other	728,377	538,840

Total current assets	28,462,377	32,300,467

INCOME-PRODUCING PROPERTIES, net	26,883,161	59,854,096

PROPERTY, PLANT AND EQUIPMENT, net	1,477,059	1,602,359

REAL ESTATE HELD FOR FUTURE SALE OR DEVELOPMENT (note 5)	36,143,370	4,204,442

OTHER ASSETS

Notes receivable	75,776	170,433

Cash surrender value of life insurance on officers, net	1,367,903	1,225,265

Deferred loan costs, net	443,078	531,959

Other	2,579,124	2,956,846

	$97,431,848	$102,845,867

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES

Trade and subcontractors payables	$10,432,081	$13,373,742

Billings in excess of costs and earnings	1,998,282	1,289,114

Accrued expenses	2,800,183	5,454,257

Current maturities of long-term debt	1,361,211	1,363,175

Total current liabilities	16,591,757	21,480,288

DEFERRED INCOME TAXES	3,448,538	3,448,538

OTHER LIABILITIES	3,831,807	3,641,266

MORTGAGE NOTES PAYABLE, less current maturities	33,414,137	34,033,941

OTHER LONG-TERM DEBT, less current maturities	17,684,665	17,895,696

Total liabilities	74,970,904	80,499,729

SHAREHOLDERS’ EQUITY

Common stock, $1 par value; authorized 5,000,000 shares; 3,041,639 issued and 2,950,403 outstanding in January 2001, 3,014,039 issued and 2,936,356 outstanding in April 2000	3,041,639	3,014,039

Additional paid-in capital	2,100,202	2,019,690

Deferred stock compensation	(104,600)	—

Retained earnings	17,889,584	17,724,960

	22,926,825	22,758,689

Less cost of treasury stock	465,881	412,551

Total shareholders’ equity	22,460,944	22,346,138

	$97,431,848	$102,845,867

See accompanying notes to consolidated financial statements

ABRAMS INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	THIRD QUARTER ENDED		NINE MONTHS ENDED
	JANUARY 31,		JANUARY 31,

	2001	2000	2001	2000

REVENUES

Construction	$23,883,137	$26,597,648	$121,908,990	$115,014,236

Rental income	3,520,721	3,489,166	9,745,907	9,422,373

Real estate sales	—	—	—	6,740,456

	27,403,858	30,086,814	131,654,897	131,177,065

Interest	102,753	88,264	359,190	260,795

Other	13,994	6,323	37,275	38,870

	27,520,605	30,181,401	132,051,362	131,476,730

COSTS AND EXPENSES

Applicable to REVENUES—

Construction	22,416,989	24,887,730	114,457,368	110,253,918

Rental property operating expenses, excluding interest	2,251,640	2,078,673	5,629,648	5,340,142

Cost of real estate sold	—	6,150	—	3,827,675

	24,668,629	26,972,553	120,087,016	119,421,735

Selling, general and administrative Construction	2,000,893	1,242,334	4,697,040	2,665,802

Real estate	328,331	387,663	969,205	1,742,270

Parent	597,848	539,377	1,868,404	2,059,698

	2,927,072	2,169,374	7,534,649	6,467,770

Interest costs incurred, less interest capitalized	1,329,972	1,374,383	3,908,426	4,084,270

	28,925,673	30,516,310	131,530,091	129,973,775

EARNINGS (LOSS) FROM CONTINUING OPERATIONS

BEFORE INCOME TAX EXPENSE (BENEFIT)	(1,405,068)	(334,909)	521,271	1,502,955

INCOME TAX EXPENSE (BENEFIT)	(544,000)	(119,000)	210,000	590,000

EARNINGS (LOSS) FROM CONTINUING OPERATIONS	(861,068)	(215,909)	311,271	912,955

DISCONTINUED OPERATIONS (note 4)

Earnings (Loss) from discontinued operations, adjusted for applicable expense (benefit) for income taxes of $45,000, ($1,076,000), $126,000, and ($942,000), respectively	75,326	(1,812,525)	205,563	(1,549,095)

Loss reserve for sale of fixed assets of discontinued operations, adjusted for applicable benefit for income taxes of $598,000	—	(1,013,697)	—	(1,013,697)

EARNINGS (LOSS) FROM DISCONTINUED OPERATIONS	75,326	(2,826,222)	205,563	(2,562,792)

NET EARNINGS (LOSS)	$(785,742)	$(3,042,131)	$516,834	$(1,649,837)

NET EARNINGS (LOSS) PER SHARE FROM:

Continuing Operations—Basic and Diluted	$(.29)	$(.08)	$.11	$.31

Discontinued Operations—Basic and Diluted	.03	(.96)	.07	(.87)

NET EARNINGS (LOSS) PER SHARE—BASIC AND DILUTED	$(.26)	$(1.04)	$.18	$(.56)

DIVIDENDS PER SHARE	$.04	$.04	$.12	$.12

WEIGHTED AVERAGE SHARES OUTSTANDING	2,932,760	2,936,356	2,934,855	2,936,356

See accompanying notes to consolidated financial statements.

ABRAMS INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	NINE MONTHS ENDED JANUARY 31,

	2001	2000

Cash flows from operating activities:

Net income (loss)	$516,834	$(1,649,837)

Adjustments to reconcile net income (loss) to net cash provided by operating activities:

Depreciation and amortization	2,265,338	2,348,912

Deferred tax expense	—	1,060,626

Gain on sales of real estate and property, plant, and equipment	—	(2,912,781)

(Earnings) Loss from discontinued operations	(205,563)	2,562,792

Changes in assets and liabilities:

Receivables, net	5,074,575	7,457,499

Costs and earnings in excess of billings	573,549	387,977

Other current assets	(189,537)	(377,299)

Other assets	(219,052)	383,357

Trade and subcontractors payable	(2,941,661)	(4,151,704)

Accrued expenses	(2,654,074)	(1,312,530)

Billings in excess of costs and earnings	709,168	(1,662,449)

Other liabilities	77,740	(174,228)

Net cash provided by continuing operations	3,007,317	1,960,335

Net cash provided by discontinued operations	1,115,015	2,975,015

Net cash provided by operating activities	4,122,332	4,935,350

Cash flows from investing activities:

Proceeds from sales of real estate and property, plant, and equipment	—	6,519,731

Additions to properties, property, plant and equipment, net	(364,970)	(9,597,268)

Repayments received on notes receivable	94,657	96,679

Net cash used in investing activities	(270,313)	(2,980,858)

Cash flows from financing activities:

Short-term repayments	—	(7,367,400)

Debt proceeds	—	9,503,137

Debt repayments	(911,531)	(6,461,536)

Additions to deferred loan costs	(5,000)	(232,426)

Repurchase of capital stock	(53,330)	—

Cash dividends	(352,209)	(352,364)

Net cash used in financing activities	(1,322,070)	(4,910,589)

Net increase (decrease) in cash and cash equivalents	2,529,949	(2,956,097)

Cash and cash equivalents at beginning of period	7,268,974	7,396,072

Cash and cash equivalents at end of period	$9,798,923	$4,439,975

Supplemental schedule of cash flow information Interest paid, net of amounts capitalized	$3,662,619	$4,013,623

Income taxes paid (refunded), net	$203,255	$(291,375)

See accompanying notes to consolidated financial statements.

ABRAMS INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2001, AND APRIL 30, 2000
(UNAUDITED)

NOTE 1. UNAUDITED STATEMENTS

      The accompanying unaudited consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principles, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, the accompanying financial statements contain all adjustments, which consist solely of normal recurring accruals, necessary for a fair statement of the results for the interim periods presented. These financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report to Shareholders for the year ended April 30, 2000. Results of operations for interim periods are not necessarily indicative of annual results.

NOTE 2. RECEIVABLES

      All contract and trade receivables are expected to be collected within one year.

NOTE 3. ALLOWANCE FOR DOUBTFUL ACCOUNTS

      During the quarter ended January 31, 2001, Montgomery Ward & Co., Incorporated, a customer of the Company’s Construction Segment, filed a voluntary petition for bankruptcy under Chapter 11 in the U.S. Bankruptcy Court. At the time of the filing, the Construction Segment was due approximately $918,000 from Montgomery Ward for services previously completed. To date, the Company has been unable to obtain any information that would provide reason for it to expect it will collect any portion of the receivable; therefore, the Company has reserved 100% of the amount due.

NOTE 4. DISCONTINUED OPERATIONS

      During the quarter ended January 31, 2000, the Board of Directors of the Company decided to discontinue the operations of the Manufacturing Segment. The remaining assets and liabilities of the Manufacturing Segment have been consolidated and presented as Net assets of discontinued operations on the Consolidated Balance Sheets at January 31, 2001, and April 30, 2000. For the quarter and first nine months ended January 31, 2001, Earnings from discontinued operations, net of income tax expense, were $75,326 and $205,563, respectively. For the same periods last year, loss from discontinued operations, net of income tax benefit, was $2,826,222 and $2,562,792, respectively.

NOTE 5. REAL ESTATE HELD FOR FUTURE SALE OR DEVELOPMENT

      The Company’s Real Estate Segment is currently marketing for sale together its two shopping centers located in North Fort Myers, Florida, and Englewood, Florida. As of January 31, 2001, the net book value of these two properties, including outlots and anchor pads, was $35,002,322. The results of operations for the two properties for the quarter and nine months ended January 31, 2001, and 2000, are summarized below:

	THIRD QUARTER ENDED		NINE MONTHS ENDED
	JANUARY 31,		JANUARY 31,

	2001	2000	2001	2000

Revenues	$1,377,672	$1,389,679	$3,591,649	$3,607,886

Operating expenses, including depreciation and interest	1,474,428	1,307,101	3,693,523	3,304,737

Results of operations	$(96,756)	$82,578	$(101,874)	$303,149

NOTE 6. NEW ACCOUNTING PRONOUNCEMENTS

      The Financial Accounting Standards Board issued Statement on Financial Accounting Standards No. 133 (“SFAS 133”), “Accounting for Derivative Instruments and Hedging Activities”, in June 1998. SFAS 133, as amended, is effective for fiscal quarters of fiscal years beginning after June 15, 2000. Accordingly, the Company is required to implement SFAS 133, as amended, on May 1, 2001. Management anticipates that the adoption of SFAS 133 will not have a material impact on the Company’s results of operations or financial condition.

NOTE 7. OPERATING SEGMENTS

      The table below exhibits selected financial data on a segment basis. Earnings (loss) from continuing operations before income taxes is equal to total revenue less operating expenses of continuing operations, including depreciation and interest. Parent expenses have not been allocated to the subsidiaries.

For the Quarter Ended
January 31, 2001	Construction	Real Estate	Parent	Eliminations	Consolidated

Revenues from unaffiliated customers	$23,883,137	$3,520,721	$—	$—	$27,403,858

Interest and other income	48,609	45,240	22,898	—	116,747

Intersegment revenue	25,039	95,807	—	(120,846)	—

Total revenues from continuing operations	$23,956,785	$3,661,768	$22,898	$(120,846)	$27,520,605

Earnings (loss) from continuing operations before income taxes	$(572,305)	$(255,220)	$(593,266)	$15,723	$(1,405,068)

For the Quarter Ended
January 31, 2000	Construction	Real Estate	Parent	Eliminations	Consolidated

Revenues from unaffiliated customers	$26,597,648	$3,489,166	$—	$—	$30,086,814

Interest and other income	27,845	53,490	28,675	(15,423)	94,587

Intersegment revenue	—	403,122	—	(403,122)	—

Total revenues from continuing operations	$26,625,493	$3,945,778	$28,675	$(418,545)	$30,181,401

Earnings (loss) from continuing operations before income taxes	$432,130	$94,284	$(681,725)	$(179,598)	$(334,909)

For the Nine Months Ended
January 31, 2001	Construction	Real Estate	Parent	Eliminations	Consolidated

Revenues from unaffiliated customers	$121,908,990	$9,745,907	$—	$—	$131,654,897

Interest and other income	163,423	204,035	29,007	—	396,465

Intersegment revenue	25,039	267,346	—	(292,385)	—

Total revenues from continuing operations	$122,097,452	$10,217,288	$29,007	$(292,385)	$132,051,362

Earnings (loss) from continuing operations before income taxes	$2,697,063	$(293,392)	$(1,920,798)	$38,398	$521,271

For the Nine Months Ended
January 31, 2000	Construction	Real Estate	Parent	Eliminations	Consolidated

Revenues from unaffiliated customers	$115,014,236	$16,162,829	$—	$—	$131,177,065

Interest and other income	127,390	173,325	66,395	(67,445)	299,665

Intersegment revenue	—	1,205,950	—	(1,205,950)	—

Total revenues from continuing operations	$115,141,626	$17,542,104	$66,395	$(1,273,395)	$131,476,730

Earnings (loss) from continuing operations before income taxes	$2,005,220	$2,260,424	$(2,461,692)	$(300,997)	$1,502,955

      The Company’s Real Estate Segment completed and fully implemented the outsourcing of the asset management responsibilities of its commercial real estate portfolio in January 2001.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Changes in CONSOLIDATED BALANCE SHEETS between April 30, 2000, and January 31, 2001.

      Accounts receivable decreased by $4,142,763; Costs and earnings in excess of billings decreased by $573,549; Billings in excess of costs and earnings increased by $709,168; and Trade and subcontractors payable decreased by $2,941,661, primarily because of the timing of the submission and payment of invoices for construction work performed.

      Real estate held for future sale or development increased by $31,938,928, and Income producing properties decreased by $32,970,935, primarily as a result of the reclassification of the net book value of two of the Company’s shopping centers. The Company’s Real Estate Segment is actively marketing its approximately 294,000 square foot shopping center in North Fort Myers, Florida, and its approximately 214,000 square foot shopping center in Englewood, Florida.

      Accrued expenses decreased by $2,654,074, primarily due to the payment of year-end accruals and estimated income taxes.

Results of operations of third quarter and first nine months of fiscal 2001 compared to third quarter and first nine months of fiscal 2000.

REVENUES from Continuing Operations

      For the third quarter 2001, Consolidated REVENUES from continuing operations, including Interest income and Other income, and net of intersegment eliminations, were $27,520,605, compared to $30,181,401 for the third quarter 2000, a decrease of 9%. For the first nine months of fiscal 2001, Consolidated REVENUES from continuing operations were $132,051,362, compared to $131,476,730 for the first nine months of fiscal 2000.

      The figures in Chart A are Segment revenues from continuing operations net of Intersegment eliminations and do not include Interest income or Other income.

CHART A

REVENUE FROM CONTINUING OPERATIONS SUMMARY BY SEGMENT

(Dollars in Thousands)

	Third Quarter Ended		Amount	Percent	Nine Months Ended		Amount	Percent
	January 31,		Increase	Increase	January 31,		Increase	Increase

	2001	2000	(Decrease)	(Decrease)	2001	2000	(Decrease)	(Decrease)

Construction(1)	$23,883	$26,598	$(2,715)	(10)	$121,909	$115,014	$6,895	6
Real Estate(2)	3,521	3,489	32	1	9,746	16,163	(6,417)	(40)

	$27,404	$30,087	$(2,683)	(9)	$131,655	$131,177	$478	0

NOTES TO CHART A

(1)	REVENUES for the third quarter of fiscal 2001 were lower than those of the third quarter of fiscal 2000, primarily due to a decrease in the number of currently active customers and a decrease in business from certain existing customers. The volatility with respect to the levels of capital spending of the Company’s customers and the competitive bidding process the Company must go through on most projects before they are awarded inhibits the Company’s ability to project future revenue trends.

(2)	REVENUES for the first nine months of fiscal 2001 were lower than those of the first nine months of fiscal 2000, primarily due to a real estate sale in the first quarter of fiscal 2000, which generated approximately $6.7 million in revenues. There were no real estate sales in the first nine months of fiscal 2001. The Company reviews its real estate portfolio on an ongoing basis and places a property on the market for sale when it believes it is in its best interests to do so. In addition, a property may be marketed in one fiscal year, but the sale may not close until a subsequent year, due to individually negotiated contract terms. Real estate sales, which may have a material impact on the Company’s results of operations, do not occur every year, and the Company cannot predict the timing of any such sales.

      The following table indicates the backlog of construction contracts and expected real estate rentals for the next twelve months by industry segment.

	January 31,

	2001	2000

Construction	$33,145,000	$38,386,000

Real Estate	11,553,000	11,245,000

Total Backlog	$44,698,000	$49,631,000

      No assurance can be given as to future backlog levels or whether the Company will realize earnings from the revenues resulting from the backlog at January 31, 2001.

COSTS AND EXPENSES: Applicable to REVENUES from Continuing Operations

      As a percentage of total Segment REVENUES from Continuing Operations (See Chart A) for the third quarter 2001 and 2000, the total applicable COSTS AND EXPENSES (See Chart B) were 90% for both periods. As a percentage of total Segment REVENUES from Continuing Operations for the first nine months of fiscal 2001 and 2000, the total applicable COSTS AND EXPENSES were 91% for both periods.

      The figures in Chart B are net of Intersegment eliminations.

CHART B

COSTS AND EXPENSES APPLICABLE TO REVENUES

FROM CONTINUING OPERATIONS SUMMARY BY SEGMENT

(Dollars in Thousands)

			Percent of Segment				Percent of Segment
			Revenues For				Revenues For
	Third Quarter Ended		Third Quarter Ended		Nine Months Ended		Nine Months Ended
	January 31,		January 31,		January 31,		January 31,

	2001	2000	2001	2000	2001	2000	2001	2000

Construction(1)	$22,417	$24,888	94	94	$114,457	$110,254	94	96
Real Estate(2)	2,252	2,085	64	60	5,630	9,168	58	57

	$24,669	$26,973	90	90	$120,087	$119,422	91	91

NOTES TO CHART B

(1)	The decrease in the percentage of COSTS AND EXPENSES: Applicable to REVENUES for the first nine months of fiscal 2001 compared to the same period for fiscal 2000 is attributable to: (1) an increase in the size and complexity of work performed, which provided higher margins but involved more risk; (2) improved efficiencies in project management; (3) no significant losses on jobs due to scheduling adjustments; and (4) a refinement in the mix of the Company’s customer base. The Company has exposure to increased costs for many reasons beyond its immediate control, including, but not limited to, market competition, unexpected costs, delays due to weather, or an individual customer’s scheduling adjustments. Therefore, the Company cannot predict whether the percentages reflected above will continue at the current level.

(2)	The decrease in the dollar amount of COSTS AND EXPENSES: Applicable to REVENUES for first nine months of fiscal 2001 compared to first nine months of fiscal 2000 is primarily attributable to the cost of the real estate sold in the first quarter of fiscal 2000.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
from Continuing Operations

      For the third quarter 2001 and 2000, Selling, general and administrative expenses from continuing operations, net of intersegment eliminations, were $2,927,072 and $2,169,374, respectively. As a percentage of Consolidated REVENUES from Continuing Operations, these expenses were 11% and 7%, respectively. For the first nine months of fiscal 2001 and 2000, Selling, general and administrative expenses from continuing operations, net of intersegment eliminations, were $7,534,649 and $6,467,770, respectively. As a percentage of Consolidated REVENUES from Continuing Operations, these expenses were 6% and 5%, respectively. In reviewing Chart C, the reader should recognize that the volume of revenues generally will affect the amounts and percentages. The percentages in Chart C are based upon expenses as they relate to Segment REVENUES from Continuing Operations (Chart A), except that Parent and Total expenses relate to Consolidated REVENUES from Continuing Operations.

CHART C

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

FROM CONTINUING OPERATIONS BY SEGMENT

(Dollars in Thousands)

			Percent of Segment				Percent of Segment
			Revenues For				Revenues For
	Third Quarter Ended		Third Quarter Ended		Nine Months Ended		Nine Months Ended
	January 31,		January 31,		January 31,		January 31,

	2001	2000	2001	2000	2001	2000	2001	2000

Construction(1)	$2,001	$1,242	8	5	$4,697	$2,666	4	2
Real Estate(2)	328	388	9	11	969	1,742	10	11
Parent	598	539	2	2	1,869	2,060	1	2

	$2,927	$2,169	11	7	$7,535	$6,468	6	5

NOTES TO CHART C

(1)	On a dollar and percentage basis, Selling, general and administrative expenses were higher for the third quarter of 2001 compared to the third quarter of 2000, primarily due to the allowance for doubtful accounts reserve for the Montgomery Ward receivable as discussed above (see NOTE 3 to the Consolidated Financial Statements). On a dollar and percentage basis, Selling, general and administrative expenses were higher for the first nine months of 2001, compared to the same period of 2000, primarily due to the Montgomery Ward reserve and an increase in incentive compensation directly related to higher segment profits.

(2)	On a dollar and percentage basis, Selling, general and administrative expenses were lower for the third quarter and first nine months of 2001 compared to the same periods of 2000, primarily because of a decrease in personnel and incentive compensation costs.

Liquidity and capital resources.

      Between April 30, 2000, and January 31, 2001, working capital increased by $1,050,441. Operating activities from continuing operations provided cash of $3,007,317, and discontinued operations provided cash of $1,115,015. Investing activities used cash of $270,313. Financing activities used cash of $1,322,070.

      At January 31, 2001, the Company and its subsidiaries had available unsecured committed lines of credit totaling $13,000,000, of which none was outstanding; $12,500,000 was available, and $500,000 was reserved for a letter of credit issued as security for a mortgage loan on an Income-producing property. The letter of credit has been extended until November 2001, at which time it may be used to pay down the mortgage loan if certain leasing requirements are not attained. Each of the lines of credit has a twelve-month maturity, except for one $500,000 line, which has a twenty-five month maturity.

Cautionary statement regarding forward-looking statements.

      Certain statements contained or incorporated by reference in this Quarterly Report on Form 10-Q, including, without limitation, statements containing the words “believes,” “anticipates,” “expects,” and words of similar import, are forward-looking statements within the meaning of the federal securities laws. Such forward-looking statements involve known and unknown risks, uncertainties and other matters which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or uncertainties expressed or implied by such forward-looking statements. Such risks, uncertainties and other matters include, but are not limited to, the possibility of not achieving projected backlog revenues or not realizing earnings from such revenues, the potential impact of factors beyond the control of the Company on future revenues and costs related to the Construction Segment, the timing of and amount of earnings recognition related to the possible sale of properties held for sale, the potential loss of a significant customer, and the deterioration in the financial stability of an anchor tenant.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

      There have been no material changes since April 30, 2000.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) None.

(b) The Registrant has not filed any reports on Form 8-K during the quarter ended January 31, 2001.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ABRAMS INDUSTRIES, INC.

(Registrant)

Date: March 13, 2001	/s/ Alan R. Abrams

Alan R. Abrams

Chief Executive Officer

Date: March 13, 2001	/s/ Melinda S. Garrett

Melinda S. Garrett

Chief Financial Officer