Form 10-K
period 2001-04-30
ABRAMS INDUSTRIES INC
filed 2001-07-18
CIK 1923

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
ANNUAL REPORT

Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934

For the fiscal year ended April 30, 2001

Commission file number 0-10146

ABRAMS INDUSTRIES, INC.

(Exact name of registrant as specified in its charter)

Georgia	58-0522129

(State or other jurisdiction of	(I.R.S. Employer

incorporation or organization)	Identification No.)

1945 The Exchange, Suite 300, Atlanta, GA	30339-2029

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (770) 953-0304

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of each class:	Name of each exchange on which registered:

None	None

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

YES [X]     NO [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. __

The aggregate market value of the voting stock held by nonaffiliates of the registrant as of June 15, 2001, was $5,042,849. See Part III. The number of shares of Common Stock of the registrant outstanding as of June 15, 2001 was 2,947,303.

DOCUMENTS INCORPORATED BY REFERENCE

The information called for by Part III (Items 10, 11, 12, and 13) is incorporated herein by reference to the registrant’s definitive proxy statement for the 2001 Annual Meeting of Shareholders which is to be filed pursuant to Regulation 14A.

PART I

ITEM 1    BUSINESS

Abrams Industries, Inc. engages in (i) construction of retail and commercial projects; (ii) investment in income-producing properties, including acquisition, development, re-development and sale; and (iii) energy management. As used herein, the term “Company” refers to Abrams Industries, Inc. and its subsidiaries and predecessors, unless the context indicates otherwise. Prior to fiscal year 2001, the Company engaged in the asset and property management of properties in which it had an ownership or leasehold interest.

     In May 2001, the Company created a third operating segment by acquiring the operating assets of another company. Abrams Power, Inc., through its affiliate Servidyne Systems, LLC, offers its institutional customers an array of state-of-the-art strategies to reduce energy consumption, labor, equipment maintenance, and capital costs in commercial buildings, using a comprehensive approach that combines its suite of specialized services, sophisticated energy efficiency products and engineering services.

     The Company was organized under Delaware law in 1960 to succeed to the business of A. R. Abrams, Inc., which was founded in 1925 by Alfred R. Abrams as a sole proprietorship. In 1984, the Company changed its state of incorporation from Delaware to Georgia.

     Financial information for the operating segments is set forth in Note 15 to the Consolidated Financial Statements of the Company.

     Construction Segment

The Company, through its wholly owned subsidiary, Abrams Construction, Inc., has engaged in the construction business since 1925. Although the Company does work throughout much of the United States, it concentrates its activities principally in the Southern and Midwestern states. Construction activities consist primarily of new construction, expansion, and remodeling of retail store buildings, banks, shopping centers, warehouses and distribution centers.

     Construction contracts are obtained by competitive bid and by negotiation. Generally, the Company purchases materials and services for its construction operations on a project-by-project basis.

     Real Estate Segment

The Company, through its wholly owned subsidiary, Abrams Properties, Inc., has engaged in real estate activities since 1960. These activities primarily have involved the development, management and ownership of shopping centers in the Southeast and Midwest. During fiscal 2001, the Company entered into contracts with third parties to assume responsibility for the asset and property management functions related to its real estate portfolio.

     The Company currently owns seven shopping centers, five of which the Company developed and two which it acquired. Two of these centers are currently being marketed for sale and are classified as Real estate held for future sale. The remaining centers are held as long-term investments. See “ITEM 2. PROPERTIES — Owned Shopping Centers.” The Company is also lessee and sublessor of nine Company-developed shopping centers which were sold and leased back by the Company. See “ITEM 2. PROPERTIES — Leaseback Shopping Centers”. The Company also owns two office properties. See “ITEM 2 PROPERTIES — Office Buildings.”

     Energy Management Segment

In May 2001, the Company began operations of a new segment, Energy Management, through its wholly owned subsidiary, Abrams Power, Inc. On May 9, 2001, the Company purchased substantially all of the assets of Servidyne Systems, Inc., an energy engineering and management company.

     The primary focus for the business is the continental United States, although the Company does perform services for some international customers. The Company assists institutional customers in reducing energy consumption and operating costs of existing commercial buildings by providing: (1) engineering services, (2) equipment maintenance and labor productivity management, and (3) utility cost management. Energy engineering contracts are primarily obtained through negotiations, but may also be obtained through competitive bids on larger proposals.

     Employees and Employee Relations

At April 30, 2001, the Company employed 81 salaried employees and 7 hourly employees. On its construction jobs, the Company utilizes local labor whenever practicable, paying the prevailing wage scale. The Company believes that its relations with its employees are good. The Company’s newly formed Energy Management Segment began operations in May 2001 with 19 salaried and 5 hourly employees, which are not included in the totals above.

     Seasonal Nature of Business

The Company’s business historically has been somewhat seasonal, with the Construction Segment affected by weather conditions and its retail customers’ store opening schedules. The Company’s exposure to weather conditions is limited to some extent by operating in several regions of the country, with substantial operations in the southern United States where favorable weather conditions prevail for most of the year. Generally, fewer retailers open stores in the winter months, and new store construction usually is scheduled to be completed prior to the winter season. The business of the Real Estate Segment is generally less seasonal.

     Competition

The businesses of the Company are highly competitive. In the Construction Segment, the Company competes with a large number of national and local construction companies, many which have greater financial resources than the Company. The Real Estate Segment also operates in a competitive environment, with numerous parties competing for available financing, properties, tenants and investors.

     Principal Customers

During fiscal 2001, the Company derived approximately 66% ($101,505,377) of its Consolidated Revenues from Continuing Operations from direct transactions with The Home Depot, Inc. These revenues resulted principally from construction activities. See Note 15 to the Consolidated Financial Statements of the Company. No other single customer accounted for 10% or more of the Company’s consolidated revenues during the year.

     Backlog

The following table indicates the backlog of contracts, expected rentals and real estate sales for the next twelve months, by industry segment:

	April 30,	April 30,
	2001	2000

Construction-contracts	$55,565,000	$71,827,000

Real Estate-rental income	11,346,000	11,202,000

Real Estate-sales	195,000	195,000

Total Backlog	$67,106,000	$83,224,000

The Company estimates that most of the backlog at April 30, 2001, will be completed prior to April 30, 2002. No assurance can be given as to future backlog levels or whether the Company will realize earnings from revenues resulting from the backlog at April 30, 2001.

     Regulation

The Company is subject to the authority of various federal, state and local regulatory agencies concerned with its construction operations, including among others, the Occupational Health and Safety Administration. The Company is also subject to local zoning regulations and building codes in performing its construction and real estate activities. Management believes that it is in substantial compliance with all such governmental regulations. Management believes that compliance with federal, state and local provisions, which have been enacted or adopted for regulating the discharge of materials into the environment, does not have a material effect upon the capital expenditures, earnings and competitive position of the Company.

     Executive Officers of the Registrant

The Executive Officers of the Company as of April 30, 2001, were as follows:

Alan R. Abrams (46)	Officer since 1988

Co-Chairman of the Board since August 1998 and Director of the Company since 1992, he has been Chief Executive Officer since July 1999 and President since May 2000. From May 1998 to July 1999, he was President and Chief Operating Officer. He served as Executive Vice President of the Company from August 1997 to May 1998. From July 1994 to May 1998 he served as President, and from July 1997 to May 1998 as Chief Executive Officer of Abrams Properties, Inc.

J. Andrew Abrams (41)	Officer since 1988

Co-Chairman of the Board since August 1998 and Director of the Company since 1992, he has been Vice President-Business Development since May 2000, and served as President and Chief Operating Officer from July 1999 to May 2000. From August 1997 to July 1999, he was Executive Vice President. He also has served as Chief Executive Officer of Abrams Fixture Corporation since July 1997. From September 1994 to July 1997, he served Abrams Fixture Corporation as Vice President.

B. Michael Merritt (51)	Officer since 1986

Director of the Company since February 2000, he has served Abrams Construction, Inc. as Chief Executive Officer since January 2001 and President since June 1995.

Melinda S. Garrett (45)	Officer since 1990

Director of the Company since September 1999, she has been Chief Financial Officer since February 1997. She also has served Abrams Properties, Inc. as President since January 2001, Chief Financial Officer from May 1998 to December 2000, and Vice President from June 1993 to December 2000.

Executive Officers of the Company are elected by the Board of Directors of the Company or the Board of Directors of the respective subsidiary to serve at the pleasure of the Board. Alan R. Abrams and J. Andrew Abrams are brothers, and are the sons of Edward M. Abrams, a member of the Board of Directors and Chairman of the Executive Committee of the Board of Directors. David L. Abrams, a member of the Board of Directors, is first cousin of Alan R. Abrams and J. Andrew Abrams, and nephew of Edward M. Abrams. In May 2001, E. Milton Bevington was elected Director of Abrams Power, Inc. and President of Servidyne Systems, LLC, new subsidiaries of the Company. Mr. Bevington is the husband of Paula Lawton Bevington, a member of the Board of Directors. There are no other family relationships between any Executive Officer or Director and any other Executive Officer or Director of the Company.

ITEM 2     PROPERTIES

The Company, through its Real Estate Segment, owns its corporate headquarters building, which contains approximately 66,000 square feet of office space. The building is located in the North X Northwest Office Park, 1945 The Exchange, in suburban Atlanta, Georgia. The Parent Company and the Construction and Real Estate Segments are located in this building. In addition to the 29,200 square feet of offices occupied by the Abrams entities, another 34,800 square feet is leased to unrelated tenants, and the remaining 2,000 square feet is available for lease.

     In May 1999, the Company sold its shopping center located in Newnan, Georgia. The sale was structured as a tax-deferred, like-kind exchange pursuant to Internal Revenue Code Section 1031, which allows a deferral of the tax gain if the Company utilizes the proceeds of the sale to purchase other real estate within 180 days of the sale. In July 1999, the Company acquired a shopping center in Jacksonville, Florida, as the replacement property. See “ITEM 7. LIQUIDITY AND CAPITAL RESOURCES” for discussion regarding the transactions.

     In June 1999, the Company received notice from the Georgia State Properties Commission that the Georgia World Congress Center Authority had made the determination to acquire the Company’s former wood manufacturing facility in Atlanta, Georgia. In October 1999, a Special Master appointed by the court awarded the Company $4.5 million for the property. Both the State and the Company have appealed the award amount, and at April 30, 2001, the ultimate outcome remains unknown. Pending resolution of the appeals, the Company has included the deferred gain of approximately $2.76 million from this transaction in Net liabilities of discontinued operations at April 30, 2001.

     In April 2000, the Company sold its former manufacturing plant located in Lithia Springs, Georgia, which was developed and owned by the Real Estate Segment. The Company continues to own its vacant former metal manufacturing facility located in Atlanta, Georgia.

     In May 2001, the Company, through its Energy Management Segment, assumed a lease for 7,418 square feet of office space located at 1350 Spring Street, NW, in midtown Atlanta, Georgia, as part of its acquisition of the assets of Servidyne Systems, Inc.

     The Company owns, or has an interest in, the following properties:

     Owned Shopping Centers

As of April 30, 2001, the Company’s Real Estate Segment owned five shopping centers which it developed and two which it acquired. The following chart provides relevant information relating to the owned shopping centers:

							Principal
			Calendar				Amount of
		Leasable	Year(s)			Debt	Debt
		Square	Placed in	Rental	Cash	Service	Outstanding
		Feet in	Service	Income	Flow	Payments	as of April 30,
Location	Acres	Building(s)	by Company	2001	2001 (1)	2001 (2)	2001 (3)

1100 W. Argyle Street	10.5	110,046	1972, 1996	$531,961	$372,325	$397,102	$3,045,795
Jackson, MI

1075 W. Jackson Street	7.3	92,120	1980, 1992	520,297	459,669	405,586	2,837,091
Morton, IL (4)

2500 Airport Thruway	8.0	87,543	1980, 1988	441,286	397,087	391,687	2,172,393
Columbus, GA (4) (5)

1500 Placida Road	28.7	213,739	1990	1,965,276	1,587,359	1,352,165	12,389,392
Englewood, FL(6)

15201 N. Cleveland	72.3	293,801	1993, 1996	2,774,569	1,983,495	1,558,105	13,088,560
North Fort Myers, FL(6)

5700 Harrison Avenue	10.8	86,396	1998	540,029	334,266	—	—
Cincinnati, OH (7)

8106 Blanding Blvd	18.8	174,220	1999	1,387,951	1,281,521	1,181,698	9,110,762
Jacksonville, FL (8)

(1)	Cash flow is defined as net operating income before the following: depreciation, amortization of loan and lease costs, interest and principal payments on mortgage notes or other debt.

(2)	Includes principal and interest.

(3)	Exculpatory provisions limit the Company’s liability to the respective mortgaged properties, except for the loan in North Fort Myers, Florida, which has been guaranteed by Abrams Properties, Inc. See Notes 9 and 10 to the Consolidated Financial Statements of the Company.

(4)	Land is leased, not owned.

(5)	The center in Columbus, Georgia, is owned by Abrams-Columbus Limited Partnership, in which Abrams Properties, Inc. serves as general partner and owns an 80% interest.

(6)	Property is currently being marketed for sale.

(7)	Construction originally completed by others in 1982.

(8)	Construction originally completed by others in 1985.

     The two centers located in Morton, Illinois, and Columbus, Georgia, are leased exclusively to Kmart. The Kmart lease in Columbus, Georgia, expires in 2008 and has ten five-year renewal options, and the Kmart lease in Morton, Illinois, expires in 2016 and has eight five-year renewal options. Anchor lease terms for other centers are shown in the table below:

			Lease	Options
	Anchor	Square	Expiration	to
Location	Tenant	Footage	Date	Renew

Jackson, MI	Big Lots	26,022	2007	2 for 5 years each
	Kroger	63,024	2021	6 for 5 years each

Englewood, FL	Beall’s	31,255	2006	4 for 5 years each
	Kmart	86,479	2015	10 for 5 years each
	Publix	48,555	2010	4 for 5 years each
	Walgreens	13,500	2040 (1)	None

North Fort Myers, FL	AMC	54,805	2016	4 for 5 years each
	Beall’s	35,600	2009	9 for 5 years each
	Kash n’ Karry	33,000	2013	4 for 5 years each
	Jo-Ann Fabrics	16,000	2004	3 for 5 years each
	Kmart	107,806	2018	10 for 5 years each

Cincinnati, OH	Kroger (2)	42,456	2005	3 for 5 years each

Jacksonville, FL	Publix (2)	85,560	2010	6 for 5 years each
	Office Depot	22,692	2003	3 for 5 years each

(1)	Tenant may terminate its lease with six months notice at five year intervals beginning in 2010.

(2)	Tenant has vacated the premises, but remains responsible for lease payments until the expiration date.

     With the exception of the Kmart lease in Columbus, Georgia, all of the anchor tenant leases and most of the small shop leases provide for contingent rentals if sales exceed specified amounts. In 2001, the Company received $82,655 in contingent rentals, net of offsets, which amounts are included in the aggregate rentals set forth above.

     Typically, tenants are responsible for their pro rata share of ad valorem taxes, insurance and common area maintenance (subject to the right of offset mentioned above). Kmart has total maintenance responsibility for the centers in Morton, Illinois, and Columbus, Georgia.

     Leaseback Shopping Centers

The Company, through its Real Estate Segment, is lessee of nine shopping centers that it developed, sold, and leased back under leases expiring from years 2002 to 2014. The nine centers are subleased by the Company to Kmart Corporation for periods corresponding with the Company’s leases. The Kmart subleases provide for contingent rentals if sales exceed specified amounts, and contain ten five-year renewal options, except Jacksonville, Florida, which has eight five-year renewal options. The Company’s leases with the fee owners contain renewal options coextensive with Kmart’s renewal options. Kmart is responsible for insurance and ad valorem taxes, but has the right to offset against contingent rentals any such taxes paid in excess of specified amounts. In 2001, the Company received $78,289 in contingent rentals, net of offsets, which amounts are included in the aggregate annual rentals set forth below. The Company has responsibility for structural and roof maintenance of the buildings. The Company also has responsibility for parking lots and driveways, except routine upkeep, which is the responsibility of the subtenant, Kmart. The Company’s leases contain exculpatory provisions, which limit the Company’s liability to its interest in the respective subleases.

     The following chart provides certain information relating to the leaseback shopping centers:

		Square	Calendar Years	Rental	Rent
		Feet in	Placed in Service	Income	Expense
Location	Acres	Building(s)	by Company	2001	2001

Bayonet Point, FL	10.8	109,340	1976, 1994	$379,721	$269,564

Orange Park, FL	9.4	84,180	1976	264,000	226,796

Davenport, IA	10.0	84,180	1977	263,876	213,787

Minneapolis, MN	7.1	84,180	1978	342,920	230,570

West St. Paul, MN	10.0	84,180	1978	298,465	229,630

Ft. Smith, AR	9.2	106,141	1979, 1994	255,350	223,195

Jacksonville, FL	11.6	97,032	1979	303,419	258,858

Louisville, KY	9.3	72,897	1979	290,000	251,279

Richfield, MN	5.7	74,217	1979	300,274	241,904

     Office Buildings

The Company, through its Real Estate Segment, owns two office properties: the corporate headquarters building located at 1945 The Exchange, Atlanta, Georgia, and an office park located in northwest suburban Atlanta, Georgia. The following chart provides pertinent information relating to the office buildings:

							Principal
			Calendar				Amount of
		Leasable	Year			Debt	Debt
		Square	Placed in	Rental	Cash	Service	Outstanding
		Feet in	Service by	Income	Flow	Payments	as of April 30,
Location	Acres	Building(s)	Company	2001	2001(1)	2001(2)	2001

1945 The Exchange	3.12	65,880	1997	$1,085,366	$729,872	$513,498	$4,852,919
Atlanta, GA (3)

1501-1523 Johnson Ferry Rd	8.82	121,476	1997	1,764,895	1,114,859	538,925	6,282,335
Marietta, GA (4)

(1)	Cash flow is defined as net operating income before the following: depreciation, amortization of loan and lease costs, interest and principal payments on mortgage notes and other debt.

(2)	Includes principal and interest.

(3)	Corporate headquarters building of which the Parent Company and the Construction and Real Estate Segments occupy approximately 29,200 square feet. Rental income and cash flow includes intercompany rent at market rates of $485,750 paid by the Parent Company and the Construction and Real Estate Segments. The debt is guaranteed by Abrams Properties, Inc. Originally constructed in 1974 by others and acquired and re-developed by the Company in 1997.

(4)	The Company, through a subsidiary of its Real Estate Segment, is the lessee of 16,859 square feet of space under a master lease agreement to satisfy a condition required by the lender. Rental income and cash flow include intercompany rent at market rates of $267,825 paid by the Real Estate Segment. Construction originally completed by others in 1980 and 1985. Exculpatory provisions of the loan limit the Company’s liability to the mortgaged property.

     Land Leased or Held for Future Development or Sale

The Company, through its Real Estate Segment, owns or has an interest in the following land leased or held for future development or sale:

		Calendar Year
		Development	Intended
Location	Acres	Completed	Use (1)

W. Argyle Street	0.9	1972	One outlot or retail shops
Jackson, MI

Kimberly Road & Fairmont Street	6.0	1977	Food store and/or retail shops and outlot
Davenport, IA (2)

Dixie Highway	4.7	1979	Food store and/or retail shops
Louisville, KY

West 15th Street	1.4	1979	Two outlots
Washington, NC (3)

Mundy Mill Road	5.3	1987	Retail shops and/or four outlots
Oakwood, GA

North Cleveland Avenue	12.4	1993	Six outlots, anchor pads and retail shops
North Fort Myers, FL (4)

(1)	“Outlot” as used herein refers to a small parcel of land reserved from the shopping center parcel and is generally sold for, leased for, or developed as, a fastfood operation, bank or similar use.

(2)	Includes 1.1 acre outlot currently under contract to be sold at a gain.

(3)	Leased by the Company under leases terminating in years 2005 and 2010, with a right to extend for three additional five-year periods. Both outlots are subleased to others for terms coextensive with the Company’s lease.

(4)	Property is currently being marketed for sale.

     There is no debt on any of the above properties, except for the anchor pad and retail shop land in North Fort Myers, Florida. See Note 10 to the Consolidated Financial Statements of the Company. The Company will either develop the properties described above or will hold them for sale or lease to others.

ITEM 3    LEGAL PROCEEDINGS

The Company is not a party to, nor is any of its property the subject of, any pending legal proceedings which are likely, in the opinion of management, to have a material, adverse effect on the Company’s operations or financial condition.

ITEM 4    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

PART II

ITEM 5    MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

					DIVIDENDS PAID
	CLOSING MARKET PRICES				PER SHARE

	FISCAL 2001		FISCAL 2000		FISCAL 2001	FISCAL 2000

	HIGH	LOW	HIGH	LOW
	TRADE	TRADE	TRADE	TRADE

First Quarter	$4.313	$3.125	$5.375	$3.875	$.040	$.040

Second Quarter	4.000	3.438	5.938	3.750	.040	.040

Third Quarter	4.469	3.625	4.500	2.940	.040	.040

Fourth Quarter	4.125	3.438	4.000	3.375	.040	.040

The common stock of Abrams Industries, Inc. is traded on the NASDAQ National Market System (Symbol: ABRI). The approximate number of holders of common stock was 466 (including shareholders of record and shares held in street name) at May 31, 2001.

ITEM 6    SELECTED FINANCIAL DATA

The following table sets forth selected financial data for the Company and should be read in conjunction with the consolidated financial statements and the notes thereto:

	2001	2000	1999	1998	1997

Net Earnings (Loss) (1)	$676,172	$(456,605)	$(676,031)	$2,999,478	$2,391,398

Net Earnings (Loss) Per Share (1)	$.23	$(.16)	$(.23)	$1.02	$.81

Consolidated Revenues -

Continuing Operations	$154,606,987	$174,579,492	$172,201,090	$163,586,356	$119,420,343

Net Earnings (Loss) -

Continuing Operations	$376,325	$2,367,190	$(39,599)	$2,694,211	$1,274,545

Net Earnings (Loss) Per Share -

Continuing Operations	$.13	$.80	$(.01)	$.92	$.43

Shares Outstanding at Year-End	2,943,303	2,936,356	2,936,356	2,936,356	2,938,356

Cash Dividends Paid Per Share	$.16	$.16	$.20	$.19	$.07

Shareholders’ Equity	$22,505,543	$22,346,138	$23,272,560	$24,535,863	$22,125,214

Shareholders’ Equity Per Share	$7.65	$7.61	$7.93	$8.36	$7.53

Working Capital	$11,442,348	$10,820,179	$9,885,902	$15,283,031	$13,075,119

Depreciation and Amortization Expense - Continuing Operations	$2,761,764	$3,067,959	$2,702,555	$2,338,854	$2,811,472

Total Assets	$97,619,685	$102,845,867	$126,132,540	$121,309,444	$91,499,438

Income-Producing Properties and Property and Equipment, net (2)	$28,134,764	$61,456,455	$64,680,003	$67,119,159	$45,028,355

Long-Term Debt	$50,180,619	$51,929,637	$56,554,488	$62,938,807	$41,118,885

Return on Average Shareholders’ Equity(1)	3.0%	(2.0)%	(2.8)%	12.9%	11.3%

Return on Average Shareholders’

Equity - Continuing Operations	1.7%	10.4%	(0.2)%	11.5%	6.0%

(1)	Includes continuing operations, discontinued operations, and extraordinary item.

(2)	Does not include Real estate held for future development or sale.

ITEM 7	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR FISCAL YEARS ENDED APRIL 30, 2001, 2000, AND 1999

     Results of Operations

Revenues

Revenues from continuing operations for 2001 were $154,606,987, compared to $174,579,492 in 2000, and $172,201,090 in 1999. This represents a decrease in Revenues of 11% in 2001, and an increase in Revenues of 1% in 2000. Revenues include Interest income of $480,771, $372,524, and $421,315, for 2001, 2000, and 1999, respectively, and Other income of $51,030, $73,882, and $56,532, for 2001, 2000, and 1999, respectively. The figures in Chart A below do not include Interest income, Other income, or Intersegment revenues. When more than one segment is involved, Revenues are reported by the segment that sells the product or service to an unaffiliated purchaser.

Revenues from Continuing Operations Summary by Segment

CHART A
(Dollars in Thousands)

	Years Ended		Increase		Years Ended		Increase
	April 30,		(Decrease)		April 30,		(Decrease)

	2001	2000	Amount	Percent	2000	1999	Amount	Percent

Construction (1)	$141,118	$143,916	$(2,798)	(2)	$143,916	$159,273	$(15,357)	(10)

Real Estate (2)	12,957	30,217	(17,260)	(57)	30,217	12,450	17,767	143

Total	$154,075	$174,133	$(20,058)	(12)	$174,133	$171,723	$2,410	1

NOTES:

(1)	The decrease in 2000 from that in 1999 was primarily attributable to a temporary decrease in business from an existing customer. While volume from that existing customer in 2001 exceeded the 2000 and 1999 levels, business from certain other existing customers decreased in 2001 compared to 2000. The volatility with respect to the levels of capital spending of the Company’s customers, and the competitive bidding process the Company must go through on most projects before they are awarded, limit the Company’s ability to project future revenue trends.

(2)	Rental revenues for 2001 were $12,956,875, compared to $12,551,729 in 2000, and $12,449,850 in 1999. Rental revenues exclude $388,960 in 2001, $1,527,856 in 2000, and $1,485,038 in 1999, received from the Company’s other segments. Revenues from sales of real estate were $17,665,456 in 2000. There were no sales of real estate in 2001 or 1999. The real estate sales in 2000 consisted of the sale of the Company’s shopping center in Newnan, Georgia, and the sale of the Company’s manufacturing facility in Lithia Springs, Georgia. The Company reviews its real estate portfolio on an ongoing basis, and places a property on the market for sale when it believes it is in its best interests to do so. In addition, a property may be marketed in one fiscal year, but the sale may not close until a subsequent year, due to individually negotiated contract terms and market conditions. Real estate sales, which may have a material impact on the Company’s results of operations, do not occur every year, and the Company cannot predict the timing of any such sales.

Costs and Expenses: Applicable to Segment Revenues

As a percentage of total Segment Revenues (See Chart A), the applicable total Segment Costs and Expenses (See Chart B on page 12) of $139,075,402 for 2001, $155,731,989 for 2000, and $157,525,283 for 1999, were 90%, 89%, and 92%, respectively.

Costs and Expenses: Applicable to Revenues from Continuing Operations Summary by Segment

CHART B
(Dollars in Thousands)

				Percent of
				Segment Revenues
	Years Ended			For Years Ended
	April 30,			April 30,

	2001	2000	1999	2001	2000	1999

Construction (1)	$131,821	$136,396	$150,603	93	95	95

Real Estate (2)	7,254	19,336	6,922	56	64	56

Total	$139,075	$155,732	$157,525	90	89	92

NOTES:

(1)	The decrease in the percentage of Costs and Expenses: Applicable to Revenues from Continuing Operations for 2001 compared to 2000 is primarily attributable to: (1) an increase in the size and complexity of work performed, which provided higher margins but involved more risk; (2) improved efficiencies in project management; (3) no significant losses on jobs due to scheduling adjustments; and (4) a refinement in the mix of the Company’s customer base. The Company has exposure to increased costs for many reasons beyond its immediate control, including, but not limited to, market competition, unexpected costs, delays due to weather, or an individual customer’s scheduling adjustments. Therefore, the Company cannot predict whether the percentages reflected above will continue at the current level.

(2)	The decrease in the dollar amount and percentage of Costs and Expenses: Applicable to Revenues from Continuing Operations for 2001 compared to 2000 is primarily attributable to the cost of real estate sold in 2000.

Selling, General and Administrative Expenses

For the years 2001, 2000, and 1999, Selling, general and administrative expenses (See Chart C) were $9,860,037, $9,597,295, and $9,458,766, respectively. As a percentage of Consolidated Revenues from Continuing Operations, these expenses were 6% in each of the years. In reviewing Chart C, the reader should recognize that the volume of revenues generally would affect these amounts and percentages. The percentages in Chart C are based on expenses as they relate to segment revenues in Chart A, with the exception that Parent expenses and Total expenses relate to Consolidated Revenues.

Selling, General and Administrative Expenses from Continuing Operations Summary by Segment

CHART C
(Dollars in Thousands)

				Percent of
				Segment Revenues
	Years Ended			For Years Ended
	April 30,			April 30,

	2001	2000	1999	2001	2000	1999

Construction (1)	$6,054	$4,267	$4,584	4	3	3

Real Estate (2)	1,098	2,160	2,325	8	7	19

Parent (3)	2,708	3,170	2,550	2	2	2

Total	$9,860	$9,597	$9,459	6	6	6

NOTES:

(1)	On a dollar and percentage basis comparison, the increase in expenses in 2001 primarily was due to: (1) an allowance for doubtful accounts reserve for a receivable from Montgomery Ward & Company, which filed for Chapter 11 bankruptcy protection; and (2) increases in personnel costs.

(2)	On a dollar basis comparison, the decrease in expenses in 2001 as compared to both 2000 and 1999 resulted primarily from a decrease in personnel costs and incentive based compensation in connection with the Company’s outsourcing initiatives.

(3)	On a dollar basis comparison, the decrease in expenses in 2001 as compared to 2000 primarily is attributable to: (1) a decrease in costs related to an accrual in 2000 for an existing employment agreement; and (2) a decrease in personnel expense. The increase in expenses from 1999 to 2000 primarily was attributable to: (1) the 2000 expense accrual for an existing employment agreement; and (2) additional legal, accounting and professional consulting fees associated with the Company’s investigation of strategic alternatives.

     Interest Costs

The majority of Interest costs expensed of $5,050,510, $5,386,257, and $5,159,222, in 2001, 2000, and 1999, respectively, is related to debt on real estate. Interest costs decreased in 2001 primarily due to the sale of the Lithia Springs, Georgia manufacturing facility in April 2000. Interest costs increased in 2000 primarily due to the purchase of the Jacksonville, Florida shopping center. Interest costs of $199,000 were capitalized relating to properties under development in 1999. There was no capitalized interest in 2001 or 2000.

     Financial Condition and Changes in Financial Condition

Income-producing properties decreased by $33,141,737 and Real estate held for future development or sale increased by $31,895,866, primarily due to the reclassification of the book values of the Company’s shopping centers located in North Fort Myers, Florida, and Englewood, Florida, which are currently being marketed for sale. See “ITEM 2. PROPERTIES.”

     Liquidity and Capital Resources

Except for certain real estate construction loans and occasional short-term operating loans, the Company normally has been able to finance its working capital needs through funds generated internally. If adequate funds are not generated through normal operations, the Company has available bank lines of credit. At April 30, 2001, the Company had unsecured committed lines of credit totaling $13,000,000, of which none was outstanding. Of this amount, $500,000 was reserved for the letter of credit issued for the Jackson, Michigan loan discussed below.

     Working capital increased to $11,442,348 at the end of 2001, from $10,820,179 at the end of 2000. Operating activities provided cash of $6,358,367. Investing activities used cash of $309,902. Financing activities used cash of $1,868,689, primarily for debt repayments.

     In 1992, the Company secured a construction loan for the property in North Fort Myers, Florida, from SunTrust Bank. The primary term of the construction financing was five years, and the loan has been extended to August 2002, in accordance with the loan agreement, as amended. The loan carries a floating interest rate of prime plus .375%. The maximum amount to be funded will be determined by a formula based on future development. As of April 30, 2001, the principal amount outstanding was $13,088,560. The Company is currently marketing this property for sale together with its Englewood, Florida shopping center. See “ITEM 2. PROPERTIES.” Although the Company has periodically received extensions on this loan, there can be no assurance it will be able to continue to do so. If the property were not sold prior to the loan maturity date, and if future extensions were not granted, it would be necessary for the Company to refinance the property and pay off this loan on or before its due date. There can be no assurance that sufficient proceeds from a sale or refinancing will be available to pay off the loan on or before its maturity. If it is successful in selling the property in North Fort Myers, the Company plans to use excess cash, if any, remaining after repaying the debt and selling expenses, for operating cash requirements and to pursue investment in other growth opportunities.

     In August 1997, the Company refinanced a $2,100,000 construction loan on its Jackson, Michigan shopping center with a permanent loan for $3,500,000. The permanent loan had an original term of 22 years and bears interest at 8.625%. Certain provisions of the loan, as most recently amended in August 2000, required the establishment of a $500,000 letter of credit at closing which is to be used to pay down the loan in August 2001, if certain leasing requirements are not met. As of April 30, 2001, these requirements had not been met, and there can be no assurance that they will be met by August 2001, or that these provisions can again be amended to extend the date of compliance.

     In October 1997, the Company entered into an acquisition and construction loan with SunTrust Bank to fund the purchase and redevelopment of the corporate headquarters building in Atlanta, Georgia. The loan had a balance at April 30, 2001, of $4,852,919, and has been extended to August 2002. There can be no assurance further extensions will be granted. The Company has the option of paying interest at the prime rate or based on the LIBOR rate plus 2.0%, which may be locked in for one, two, three, or six month periods, at the Company’s discretion. The Company plans to refinance this loan prior to maturity; however, there can be no assurance that a refinancing will take place prior to the loan’s due date.

     In July 1999, in connection with the financing of the purchase of the Company’s new shopping center in Jacksonville, Florida, the Company entered into a permanent mortgage loan in the amount of $9,500,000, which is secured by the center. The loan bears interest at 7.375% and is scheduled to be fully amortized over twenty years. The lender may call the loan at any time after September 1, 2002. If the loan were called, the Company would have up to thirteen months to repay the principal amount of the loan without penalty. In conjunction with the loan, an Additional Interest Agreement was executed which entitles the lender to be paid additional interest equal to fifty percent of the quarterly net cash flow and fifty percent of the appreciation in the property upon sale or refinance. The liability related to the lender’s fifty percent share of the appreciation in the property was $2,331,705 at April 30, 2001.

     In February 2000, the Company’s Board of Directors authorized the repurchase of up to 200,000 shares of Common Stock during the twelve-month period beginning February 25, 2000, and ending February 24, 2001. In February 2001, the Company’s Board approved another repurchase of up to 200,000 shares of the Company Stock to be completed between February 26, 2001, and February 25, 2002. Any such purchases, if made, could be in the open market at prevailing prices or in privately negotiated transactions. As of May 31, 2001, the Company had repurchased a total of 22,853 shares under the repurchase plans as approved. The Company financed the purchases with currently available cash and expects any future purchases to be made with available cash.

     In May 2001, the Company acquired substantially all of the assets of an energy management and engineering services company, Servidyne Systems, Inc., and some intellectual and other intangible property assets of its affiliated company, Servidyne, Incorporated. The Company used currently available cash to purchase the assets for approximately $2.75 million.

     The maturity date of the mortgage note payable on the shopping center in Englewood, Florida, which had a balance of $12,389,392 as of April 30, 2001, has been extended until August 1, 2002. The Company is currently marketing this property for sale together with its North Fort Myers, Florida shopping center. See “Item 2. PROPERTIES.” If the property were not sold prior to the loan maturity date, it would be necessary for the Company to refinance the property and pay off this loan on or before its due date. There can be no assurance that sufficient proceeds from a sale or refinancing will be available to pay off the loan on or before its maturity. If it is successful in selling the property in Englewood, the Company plans to use excess cash, if any, remaining after repaying the debt and selling expenses, for operating cash requirements and to pursue investment in other growth opportunities.

     Effects of Inflation on Revenues and Operating Profits

The effects of inflation upon the Company’s operating results are varied. Inflation in the current year has been modest and has had minimal effect on the Company. The Construction Segment subcontracts most of its work at fixed prices, which normally will help that segment protect its profit margin from erosion due to inflation.

     In the Real Estate Segment, many of the anchor leases are long-term (original terms over 20 years) with fixed rents, except for contingent rent provisions by which the Company may earn additional rent as a result of increases in tenants’ sales. In many cases, however, the contingent rent provisions permit the tenant to offset against contingent rents any increases in ad valorem taxes over a specified amount. If inflation were to rise, ad valorem taxes would probably increase as well, which, in turn, would cause a decrease in the contingent rents. Furthermore, the Company has certain repair obligations, and the costs of repairs increase with inflation.

     Inflation causes interest rates to rise, which has a positive effect on investment income, but has a negative effect on profit margins because of the increased costs of contracts and the increase in interest expense on variable rate loans. Overall, inflation will tend to limit the Company’s markets and, in turn, will reduce revenues as well as operating profits and earnings.

     Cautionary Statement Regarding
     Forward-Looking Information

Certain statements contained or incorporated by reference in this Annual Report on Form 10-K, including without limitation, statements containing the words “believes,” “anticipates,” “expects,” and words of similar import, are forward-looking statements within the meaning of the federal securities laws. Such forward-looking statements involve known and unknown risks, uncertainties and other matters which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or uncertainties expressed or implied by such forward-looking statements. Many such risks, uncertainties and other matters are beyond the Company’s control. They include, but are not limited to, the possibility of not achieving projected backlog revenues or not realizing earnings from such revenues, the potential impact of factors beyond the control of the Company on future revenues and costs related to the Construction Segment, the timing and amount of earnings recognition related to the possible sale of properties held for sale, the timing and amount of possible refinancings related to real estate properties, the level and volatility of interest rates, the potential loss of a significant customer, and the deterioration in the financial stability of an anchor tenant or material customer.

     Consideration of Strategic Alternatives

The Company announced on June 8, 1999, that the Board of Directors had decided to investigate a wide range of possible strategic and financial alternatives available to maximize shareholder value. The investigation, which was completed in fiscal 2000, resulted in the discontinuance of the Company’s manufacturing operations. See “Discontinued Operations.”

     Also as a result of the investigation, the Company decided to outsource the asset and property management of the Company’s commercial real estate assets to third parties. During the fiscal year ended April 30, 2001, the asset management activities were outsourced to jOjA Partners, LLC, a company newly formed by former executives of the Real Estate Segment. The property management activities were also outsourced in fiscal 2001, primarily to independent, third party managers. The Company plans to continue to own and invest in real estate.

     Discontinued Operations

During the quarter ended January 31, 2000, the Board of Directors of the Company decided to discontinue the operations of the Manufacturing Segment. The financial statements reflect the operating results of this business as a discontinued operation, and prior year financial information has been appropriately restated. (See Note 3 to the Consolidated Financial Statements of the Company.) On February 2, 2000, the Company closed on the sale of the Manufacturing Segment’s machinery, equipment, furniture, and raw materials inventory, for $2.2 million.

     As of April 30, 2000, the Manufacturing Segment had ceased all operations and disposed of substantially all of its assets. The remaining assets and liabilities of the Manufacturing Segment were consolidated and presented as Net assets of discontinued operations on the Consolidated Balance Sheet at April 30, 2000. As of April 30, 2001, the $2.76 million deferred gain resulting from the eminent domain taking of the Company’s former manufacturing facility in Atlanta, Georgia, is included in Net liabilities of discontinued operations on the Consolidated Balance Sheet. The amount of the condemnation award is currently under appeal by both parties, and the ultimate outcome remains unknown at this time. The Company recorded after tax earnings from discontinued operations of $299,847 in the fiscal year ended April 30, 2001.

ITEM 7A    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s major market risk exposure arises from changes in interest rates and its impact on variable rate debt instruments. In addition, the Company has interest rate risk associated with fixed rate debt at maturity. The Company’s objectives in interest rate risk management are to limit the impact of interest rate changes on earnings and cash flows, and to lower overall borrowing costs. To achieve its objectives, the Company borrows at fixed rates when it believes it is in its best interests to do so, and may enter into derivative financial instruments, such as interest rate swaps and caps, in order to limit its exposure to interest rate fluctuations. The Company does not enter into derivative or interest rate transactions for speculative purposes. There were no derivative contracts in effect at April 30, 2001.

     The following table summarizes information related to the Company’s market risk sensitive debt instruments as of April 30, 2001:

	Expected Maturity Date
	Fiscal year ending April 30

	(Dollars in Thousands)
								Estimated
						There-		Fair
	2002	2003	2004	2005	2006	after	Total	Value

Fixed rate debt	$1,033	13,126	7,420	770	834	10,766	33,949	34,596

Average interest rate	8.4%	8.0%	7.9%	8.0%	8.0%	8.0%	8.4%

Variable rate debt (1)(2)	$677	17,264	—	—	—	—	17,941	17,941

(1)	Interest on variable rate debt is based on the lender’s prime rate, prime rate plus .375%, or LIBOR plus 2%.

(2)	See Note 10 to the Consolidated Financial Statements for rates on individual variable rate debt instruments.

ITEM 8    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Consolidated Financial Statements

Report of Independent Accountants and Independent Auditors’ Report	page 16

Consolidated Balance Sheets - April 30, 2001, and 2000	page 17

Consolidated Statements of Operations - For the years ended April 30, 2001, 2000, and 1999	page 18

Consolidated Statements of Shareholders’ Equity - For the years ended April 30, 2001, 2000, and 1999	page 19

Consolidated Statements of Cash Flows - For the years ended April 30, 2001, 2000, and 1999	page 20

Notes to Consolidated Financial Statements - April 30, 2001, 2000, and 1999	page 21

Schedules:

Schedule Number

II Valuation and Qualifying Accounts	page 31

III Real Estate and Accumulated Depreciation	page 32

     Report of Independent Accountants

To The Board of Directors and Shareholders
Abrams Industries, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, shareholders’ equity and cash flows present fairly, in all material respects, the financial position of Abrams Industries, Inc. and subsidiaries (the “Company”) at April 30, 2001, and 2000, and the results of their operations and their cash flows for each of the two years then ended, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules at April 30, 2001, and 2000, present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements as of and for the years ended April 30, 2001, and 2000. These financial statements and financial statement schedules are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Atlanta, Georgia
May 23, 2001

     Independent Auditors’ Report

The Board of Directors and Shareholders
Abrams Industries, Inc.:

We have audited the accompanying consolidated financial statements of Abrams Industries, Inc. and subsidiaries (the “Company”) for the year ended April 30, 1999, as listed in the accompanying index. In connection with our audit of the consolidated financial statements, we also have audited the financial statement schedules for the year ended April 30, 1999, as listed in the accompanying index. These consolidated financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and schedules based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and schedules are free of material misstatement. An audit includes examining, on a test basis evidence supporting the amounts and disclosures in the financial statements and schedules. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement and schedule presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Abrams Industries, Inc. and subsidiaries for the year ended April 30, 1999, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedules for the year ended April 30, 1999, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

Atlanta, Georgia
June 4, 1999

     Consolidated Balance Sheets

	April 30,

	2001	2000

ASSETS

CURRENT ASSETS:

Cash and cash equivalents	$11,448,750	$7,268,974

Receivables:

Trade accounts and notes, net of allowance for doubtful accounts of $43,567 in 2001 and $24,777 in 2000	229,510	150,944

Contracts, net of allowance for doubtful accounts of $917,894 in 2001 and $0 in 2000, including retained amounts of $5,173,520 in 2001 and $5,105,889 in 2000	14,319,282	19,880,333

Costs and earnings in excess of billings (Note 4)	1,483,195	2,319,102

Net assets of discontinued operations (Note 3)	—	1,423,593

Deferred income taxes (Note 11)	786,460	685,277

Other	819,203	572,244

Total current assets	29,086,400	32,300,467

INCOME-PRODUCING PROPERTIES, NET (Notes 7 and 9)	26,712,359	59,854,096

PROPERTY AND EQUIPMENT, NET (Note 8)	1,422,405	1,602,359

OTHER ASSETS:

Real estate held for future development or sale (Note 6)	36,100,308	4,204,442

Other	4,298,213	4,884,503

	$97,619,685	$102,845,867

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:

Trade and subcontractors payables, including retained amounts of $1,942,732 in 2001 and $2,150,687 in 2000	$8,803,760	$13,373,742

Accrued expenses	2,332,906	4,015,373

Billings in excess of costs and earnings (Note 4)	1,506,766	1,289,114

Net liabilities of discontinued operations (Note 3)	1,903,375	—

Accrued profit-sharing (Note 12)	1,387,755	1,438,884

Current maturities of long-term debt	1,709,490	1,363,175

Total current liabilities	17,644,052	21,480,288

DEFERRED INCOME TAXES (Note 11)	3,372,824	3,448,538

OTHER LIABILITIES	3,916,647	3,641,266

MORTGAGE NOTES PAYABLE, less current maturities (Note 9)	32,915,932	34,033,941

OTHER LONG-TERM DEBT, less current maturities (Note 10)	17,264,687	17,895,696

Total liabilities	75,114,142	80,499,729

COMMITMENTS AND CONTINGENCIES (Notes 6, 9 and 10)

SHAREHOLDERS’ EQUITY (Note 13):

Common stock, $1 par value; 5,000,000 shares authorized; 3,041,039 issued and 2,943,303 outstanding in 2001, 3,014,039 issued and 2,936,356 outstanding in 2000	3,041,039	3,014,039

Additional paid-in capital	2,097,315	2,019,690

Deferred stock compensation	(75,094)	—

Retained earnings	17,930,914	17,724,960

Treasury stock, at cost, common shares, 97,736 in 2001 and 77,683 in 2000	(488,631)	(412,551)

Total shareholders’ equity	22,505,543	22,346,138

	$97,619,685	$102,845,867

See accompanying notes to consolidated financial statements.

Consolidated Statements of Operations

	Years Ended April 30,

	2001	2000	1999

REVENUES:

Construction	$141,118,311	$143,915,901	$159,273,393

Rental income	12,956,875	12,551,729	12,449,850

Real estate sales	—	17,665,456	—

Interest	480,771	372,524	421,315

Other	51,030	73,882	56,532

	154,606,987	174,579,492	172,201,090

COSTS AND EXPENSES:

Construction	131,821,216	136,396,070	150,603,062

Rental property operating expenses, excluding interest	7,254,186	6,999,011	6,922,221

Cost of real estate sold	—	12,336,908	—

	139,075,402	155,731,989	157,525,283

Selling, general and administrative	9,860,037	9,597,295	9,458,766

Interest costs incurred, less interest capitalized of $0 in 2001 and 2000, and $199,000 in 1999	5,050,510	5,386,257	5,159,222

	153,985,949	170,715,541	172,143,271

EARNINGS BEFORE INCOME TAXES	621,038	3,863,951	57,819

INCOME TAX EXPENSE (BENEFIT) (Note 11):

Current	421,610	1,166,553	71,237

Deferred	(176,897)	330,208	26,181

	244,713	1,496,761	97,418

EARNINGS (LOSS) FROM CONTINUING OPERATIONS	376,325	2,367,190	(39,599)

DISCONTINUED OPERATIONS (Note 3):

Earnings (loss) from discontinued operations, adjusted for applicable income tax expense (benefit) of $184,000 in 2001, $(979,455) in 2000, and $(385,006) in 1999	299,847	(1,636,233)	(636,432)

Loss on sale of assets of discontinued operations, adjusted for applicable income tax benefit of $576,171	—	(976,099)	—

EARNINGS (LOSS) FROM DISCONTINUED OPERATIONS	299,847	(2,612,332)	(636,432)

EARNINGS (LOSS) BEFORE EXTRAORDINARY ITEM	676,172	(245,142)	(676,031)

Extraordinary loss from early extinguishment of debt, adjusted for applicable income tax benefit of $129,607 (Note 8)	—	(211,463)	—

NET EARNINGS (LOSS)	$676,172	$(456,605)	$(676,031)

NET EARNINGS (LOSS) PER SHARE (Note 14):

From continuing operations — basic and diluted	$.13	$.80	$(.01)

From discontinued operations — basic and diluted	.10	(.89)	(.22)

From extraordinary loss from early extinguishment of debt — basic and diluted	—	(.07)	—

Net earnings (loss) per share — basic and diluted	$.23	$(.16)	$(.23)

See accompanying notes to consolidated financial statements.

Consolidated Statements of Shareholders’ Equity

	Common Stock		Additional	Deferred
			Paid-in	Stock	Retained	Treasury
	Share	Amount	Capital	Compensation	Earnings	Stock	Total

BALANCES at April 30, 1998	3,014,039	$3,014,039	$2,019,690	$—	$19,914,685	$(412,551)	$24,535,863

Net loss	—	—	—	—	(676,031)	—	(676,031)

Cash dividends declared -

$.20 per share	—	—	—	—	(587,272)	—	(587,272)

BALANCES at April 30, 1999	3,014,039	3,014,039	2,019,690	—	18,651,382	(412,551)	23,272,560

Net loss	—	—	—	—	(456,605)	—	(456,605)

Cash dividends declared-

$.16 per share	—	—	—	—	(469,817)	—	(469,817)

BALANCES at April 30, 2000	3,014,039	3,014,039	2,019,690	—	17,724,960	(412,551)	22,346,138

Common stock issued	27,000	27,000	77,625	(104,625)	—	—	—

Common stock acquired	—	—	—	—	—	(76,080)	(76,080)

Stock compensation expense	—	—	—	29,531	—	—	29,531

Net income	—	—	—	—	676,172	—	676,172

Cash dividends declared -

$.16 per share	—	—	—	—	(470,218)	—	(470,218)

BALANCES at

April 30, 2001	3,041,039	$3,041,039	$2,097,315	$(75,094)	$17,930,914	$(488,631)	$22,505,543

See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows

	Years Ended April 30,

	2001	2000	1999

Cash flows from operating activities:

Net earnings (loss)	$676,172	$(456,605)	$(676,031)

Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:

Depreciation and amortization	2,761,764	3,067,959	3,123,369

Deferred tax expense (benefit)	(176,897)	286,337	(79,548)

Provision for doubtful accounts	936,684	(22,619)	(12,474)

Gain on sales of real estate and property and equipment	—	(4,987,478)	(25,847)

Earnings (loss) from discontinued operations	(299,847)	2,612,332	—

Changes in assets and liabilities:

Receivables, net	4,512,394	8,177,387	(10,112,646)

Inventories, net	—	—	(1,477,600)

Costs and earnings in excess of billings	835,907	868,998	2,449,499

Other current assets	(246,959)	(5,844)	14,529

Other assets	(115,120)	488,734	(628,829)

Trade and subcontractors payable	(4,569,982)	(3,855,730)	(1,053,404)

Accrued expenses	(1,682,467)	2,344,414	(830,032)

Accrued profit-sharing	(51,129)	(1,150,248)	(731,394)

Billings in excess of costs and earnings	217,652	(1,658,700)	1,578,666

Other liabilities	(66,620)	(8,201)	275,996

Net cash provided by (used in) continuing operations	2,731,552	5,700,736	(8,185,746)

Net cash provided by discontinued operations	3,626,815	1,356,992	—

Net cash provided by (used in) operating activities	6,358,367	7,057,728	(8,185,746)

Cash flows from investing activities:

Proceeds from sales of real estate and property and equipment	—	6,081,884	67,355

Proceeds from sale of property and equipment of discontinued operations	—	2,070,000	—

Additions to income-producing properties	—	(9,463,803)	(465,385)

Additions to property and equipment, net	(437,412)	(444,996)	(3,566,292)

Repayments received on notes receivable	127,510	117,595	108,454

Net cash used in investing activities	(309,902)	(1,639,320)	(3,855,868)

Cash flows from financing activities:

Short-term borrowings, net	—	(7,600,000)	8,048,222

Debt proceeds	—	9,503,137	234,570

Debt repayments	(1,317,391)	(6,798,879)	(1,328,567)

Deferred loan costs paid	(5,000)	(232,426)	(117,259)

Cash dividends	(470,218)	(469,817)	(587,272)

Repurchases of common stock	(76,080)	—	—

Net cash (used in) provided by financing activities	(1,868,689)	(5,597,985)	6,249,694

Net increase (decrease) in cash and cash equivalents	4,179,776	(179,577)	(5,791,920)

Cash and cash equivalents at beginning of year	7,268,974	7,448,551	13,240,471

Cash and cash equivalents at end of year	$11,448,750	$7,268,974	$7,448,551

Supplemental disclosure of noncash investing activities:

Transfer of income-producing property to property held for sale	$31,896,809	$33,404	$3,576,714

Supplemental disclosure of noncash financing activities:

Assumption of debt by purchasers in conjunction with sale of properties	$—	$10,810,060	$—

Issuance of common stock under Stock Award Plan	$104,625	$—	$—

Supplemental cash flow information:

Cash paid during the year for interest, net of amounts capitalized	$4,781,850	$5,348,759	$5,218,298

Cash paid (refunded) during the year for income taxes, net	$249,811	$(250,703)	$118,553

See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements
April 30, 2001, 2000, and 1999

1  ORGANIZATION AND BUSINESS

Abrams Industries, Inc. (the “Company”) was organized under Delaware law in 1960. In 1984, the Company changed its state of incorporation from Delaware to Georgia. The Company engages in (i) construction of retail and commercial projects, and (ii) acquisition, investment, sale, development, and redevelopment of income-producing properties. The Company’s wholly owned subsidiaries include Abrams Construction, Inc., the “Construction Segment,” and Abrams Properties, Inc. and subsidiaries, the “Real Estate Segment.” Abrams Fixture Corporation, the former “Manufacturing Segment”, another wholly owned subsidiary, which manufactured store fixtures, bank fixtures and display units for retail outlets, ceased operations during fiscal year 2000 (Note 3). Previously the Company engaged in asset management and property management of real estate. In fiscal year 2001, the Company outsourced all of the asset and property management of the Company’s properties owned by the Real Estate Segment to third parties.

2  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)  Principles of consolidation and basis of presentation

The consolidated financial statements include the accounts of Abrams Industries, Inc., its wholly owned subsidiaries, and its 80% investment in Abrams-Columbus Limited Partnership. All significant intercompany balances and transactions have been eliminated in consolidation.

(b)  Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.

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

The Company leases space in its income-producing properties to tenants and recognizes minimum base rentals as revenue on a straight-line basis over the lease terms. Tenants may also be required to pay additional rental amounts based on property operating expenses. In addition, certain tenants are required to pay incremental rental amounts based on store sales. These percentage rents are recognized as earned.

Revenues from the sale of real estate are recognized at the time of closing. Costs of sales related to real estate are based on the specific property sold. When a portion or unit of a development property is sold, a proportionate share of the total cost of the development is charged to cost of sales.

In the discontinued Manufacturing Segment, generally, revenues from the sale of manufactured goods were recognized on the date products were shipped to the customer. Revenues from certain sales, on which delivery was delayed at the customer’s explicit request, were recognized when conditions for revenue recognition were met.

(d)  Cash and cash equivalents

Cash and cash equivalents include money market funds and other financial instruments. The Company considers all highly liquid financial instruments with original maturities of three months or less to be cash equivalents.

(e)  Property held for sale

Property held for sale is expected to be sold in the near term and is carried at the lower of cost or fair value less costs to sell. Depreciation is suspended during the marketing period.

(f)  Income-producing properties and property and equipment

Income-producing properties are stated at cost, and are depreciated for financial reporting purposes using the straight-line method over the estimated useful lives of the properties and related assets.

Property and equipment is recorded at cost and is depreciated for financial reporting purposes using the straight-line method over the estimated useful lives of the assets. Significant additions which extend asset lives are capitalized. Normal maintenance and repair costs are expensed as incurred.

Interest and other carrying costs related to assets under construction are capitalized. Costs of development and construction are also capitalized. Capitalization of interest and other carrying costs is discontinued when a project is substantially completed or if active development ceases.

(g)  Real estate held for future development or sale

Real estate held for future development or sale is carried at the lower of cost or fair value less costs to sell. Depreciation is suspended during the marketing period.

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

Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset to future net cash flows expected to be generated by the asset. If an asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the asset’s fair value. Assets to be disposed of are reported at the lower of their carrying amount or fair value less cost to sell. Depreciation is suspended during the marketing period.

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

(k)  Fair value of financial instruments

Management believes that the carrying amounts of cash and cash equivalents, receivables, other assets, accounts payable, accrued expenses and current portion of debt instruments are reasonable approximations of their fair value because of the short-term nature of these instruments.

The fair value of the Company’s noncurrent portions of debt instruments is estimated by discounting the future cash flows of each instrument at rates currently offered to the Company for similar debt instruments of comparable maturities by the Company’s bankers. Based on this valuation methodology, management believes that the carrying amount of the noncurrent portions of debt instruments is a reasonable estimation of their fair value.

(l)  Reclassifications

Certain reclassifications have been made to the 2000 and 1999 consolidated financial statements to conform to classifications adopted in 2001.

3  DISCONTINUED OPERATIONS

     During the quarter ended January 31, 2000, the Board of Directors of the Company decided to discontinue the operations of the Manufacturing Segment. For the years ended April 30, 2001, 2000, and 1999, the Company reported net earnings (losses) from discontinued operations of $299,847, $(1,636,233), and $(636,432), respectively, net of applicable income taxes, related to the Manufacturing Segment in the Consolidated Statements of Operations. In addition, for the year ended April 30, 2000, the Company recorded a loss on the sale of assets of discontinued operations, net of applicable taxes, of $976,099. The loss on the sale of assets consisted of the disposal of the Manufacturing Segment’s machinery, equipment, furniture, raw materials inventory and other related assets. At April 30, 2000, the Manufacturing Segment had ceased all operations and disposed of substantially all of its assets.

The remaining assets and liabilities of the Manufacturing Segment have been consolidated and presented as Net liabilities of discontinued operations in the Consolidated Balance Sheet at April 30, 2001, and Net assets of discontinued operations in the Consolidated Balance Sheet at April 30, 2000.

In June 1999, the Company received notice from the Georgia State Properties Commission that the Georgia World Congress Center Authority had made the determination to acquire the Manufacturing Segment’s former wood manufacturing facility in Atlanta, Georgia. In October 1999, a Special Master appointed by the court awarded the Company $4,500,000 for the property, which was paid to the Manufacturing Segment. Both the State and the Company have appealed the award amount, and at April 30, 2001, the ultimate outcome remained unknown. Pending resolution of the appeal, the Company has recorded a deferred gain on sale of $2.76 million which is included in Net liabilities of discontinued operations at April 30, 2001.

4 CONTRACTS IN PROGRESS

Assets and liabilities related to contracts in progress, including contracts receivable, are included in current assets and current liabilities as they will be liquidated in the normal course of contract completion, which is expected to occur within one year. Amounts billed and costs and earnings recognized on contracts in progress at April 30 were:

	2001	2000

Costs and earnings in excess of billings:

Accumulated costs and earnings	$27,060,898	$35,370,318

Amounts billed	25,577,703	33,051,216

	$1,483,195	$2,319,102

Billings in excess of costs and earnings:

Amounts billed	$39,966,145	$31,111,031

Accumulated costs and earnings	38,459,379	29,821,917

	$1,506,766	$1,289,114

5  PROPERTY HELD FOR SALE

The Company sold its shopping center in Newnan, Georgia, in May 1999, and recognized a pre-tax gain of approximately $2.9 million on this sale. The sale was structured as a tax-deferred, like-kind exchange pursuant to Internal Revenue Code Section 1031, which allows a deferral of the tax gain if the Company utilizes the proceeds of the sale to purchase other real estate within 180 days of the sale. The proceeds were used in July 1999 to purchase an approximately 174,000 square foot shopping center located in Jacksonville, Florida, for $9,000,000 (Note 9).

The results of operations for the Newnan, Georgia shopping center is as follows for the year ended April 30, 1999:

Revenues	$1,024,152

Operating expenses, including depreciation (until classified as held for sale) and interest	746,872

Results of operations	$277,280

6  REAL ESTATE HELD FOR FUTURE SALE

As of April 30, 2001, the Company had two shopping centers held for sale located in North Fort Myers, Florida, and Englewood, Florida. The net carrying amount of these properties at April 30, 2001, was $34,996,460. The results of operations for these two properties combined are as follows for the years ended April 30:

	2001	2000	1999

Revenues	$4,739,845	$4,669,824	$4,666,512

Operating expenses, including depreciation (until classified as held for sale) amortization and interest	4,427,779	4,225,425	4,392,719

Results of operations	$312,066	$444,399	$273,793

7  INCOME-PRODUCING PROPERTIES

Income-producing properties and their estimated useful lives at April 30 were as follows:

	Estimated
	useful lives	2001	2000

Land		$8,500,421	$19,791,981

Buildings and improvements	7-39 years	27,155,461	55,585,414

		35,655,882	75,377,395

Less — accumulated depreciation and amortization		8,943,523	15,523,299

		$26,712,359	$59,854,096

8  PROPERTY AND EQUIPMENT

The major components of property and equipment and their estimated useful lives at April 30 were as follows:

	Estimated
	useful lives	2001	2000

Land		$92,225	$92,225

Buildings and improvements	3-39 years	912,430	912,430

Equipment	3-10 years	2,586,946	2,367,815

		3,591,601	3,372,470

Less — accumulated depreciation		2,169,196	1,770,111

		$1,422,405	$1,602,359

In April 2000, the Company’s Real Estate Segment sold the manufacturing facility in Lithia Springs, Georgia, to an unrelated third party. The sales price was approximately $10.9 million, and the Company recognized a pre-tax gain on this sale of approximately $2.4 million, which is included in Earnings from Continuing Operations. In conjunction with this sale, the Company reported an extraordinary loss of $211,463, net of income taxes, from the early extinguishment of debt on the property.

9  LEASES AND MORTGAGE NOTES PAYABLE

As of April 30, 2001, the Company’s Real Estate Segment owned seven shopping centers, an office park, and an office building. Of the owned properties, five shopping centers and the office park are pledged as collateral on related mortgage notes payable. The Company also leases nine shopping centers under leaseback arrangements expiring from 2002 to 2014. Each mortgage note and leaseback arrangement contains an exculpatory provision limiting the Company’s liability to its interest in the respective mortgaged property or lease.

All of the leaseback centers are subleased to the Kmart Corporation, and Kmart is a tenant in four of the seven Company-owned shopping centers. The owned shopping centers are leased to tenants for terms expiring from fiscal year 2002 to 2040, while leases on the owned office properties expire from fiscal years 2002 to 2006. Subleases on the leaseback centers correspond to the leaseback periods. All leases are operating leases. The shopping center leases typically require that the tenant make fixed rental payments over a 5 to 25 year period, and may provide for renewal options and for contingent rentals if the tenant’s sales volume exceeds predetermined amounts. In many cases, the shopping center leases provide that the tenant bear the cost of insurance, repairs, maintenance and taxes. Base rental revenue received from owned shopping centers and office properties in 2001, 2000, and 1999, was approximately $8,891,000, $8,622,000, and $8,440,000, respectively. Base rental revenue received from leaseback centers in 2001, 2000, and 1999, was approximately $2,620,000 in each year. Contingent rental revenue received on all centers in 2001, 2000, and 1999, was approximately $161,000, $152,000, and $171,000, respectively.

Approximate future minimum annual rental receipts from all rental properties, including Real estate held for future sale, are as follows:

Year ending April 30,	Owned	Leaseback

2002	$8,832,000	$2,620,000

2003	7,588,000	2,485,000

2004	6,457,000	1,897,000

2005	5,734,000	1,371,000

2006	5,245,000	877,000

Thereafter	37,089,000	2,545,000

	$70,945,000	$11,795,000

The expected future minimum principal and interest payments on mortgage notes payable on the owned rental properties, and the approximate future minimum rentals to be paid on lease-back centers are as follows:

	Owned Rental Properties
	Mortgage Payments		Leaseback
			Centers Rental
Year ending April 30,	Principal	Interest	Payments

2002	$1,032,698	$2,965,038	$2,136,000

2003	13,126,271	2,017,097	2,032,000

2004	7,419,609	1,290,819	1,606,000

2005	769,675	966,977	1,173,000

2006	834,588	902,069	755,000

Thereafter	10,765,789	2,866,056	2,172,000

	$33,948,630	$11,008,056	$9,874,000

The mortgage notes payable are due at various dates between August 1, 2002, and September 1, 2019, and bear interest at rates ranging from 7.25% to 9.50%, with a weighted average rate of 8.23% at April 30, 2001.

In July 1999, the Company purchased a shopping center in Jacksonville, Florida, for $9,000,000 using the proceeds from the sale of its shopping center in Newnan, Georgia (Note 5). This purchase was also financed with cash held by the Company, and by using the Company’s lines of credit. Subsequently, the Company closed on a permanent mortgage loan secured by the property, and used the proceeds to pay back the lines of credit. The permanent loan, in the amount of $9,500,000, bears interest at 7.375% and is scheduled to be fully amortized over twenty years. Loan proceeds received in excess of the purchase price were used to pay financing costs, and are available for use for tenant improvements and commissions on new leases, if any. The loan may be called at any time by the lender after September 1, 2002. If the loan were called, the Company would have up to thirteen months to repay the principal amount of the loan without penalty.

In conjunction with the Jacksonville, Florida loan, an Additional Interest Agreement was executed which entitles the lender to participate in fifty percent of the quarterly net cash flow and fifty percent of the appreciation in the property upon sale or refinance, as defined in the Agreement. The appreciation participation liability, which is included in Other liabilities, was $2,331,705 and $1,989,704, at April 30, 2001, and 2000, respectively. The related unamortized loan discount was $1,889,140 and $1,707,654, at April 30, 2001, and 2000, respectively.

10  OTHER LONG-TERM DEBT

Other long-term debt at April 30 was as follows:

	2001	2000

Construction loan bearing interest at the prime rate plus .375% (7.875% at April 30, 2001); requires monthly principal and interest payments of $87,729; matures August 31, 2002; secured by real property and assignment of leases and rents	$8,468,277	$8,692,094

Amendment to Construction loan shown above currently permitting borrowings of up to $4,942,419; bearing interest at the prime rate plus .375% (7.875% at April 30, 2001); requires monthly principal and interest payments of $42,113; matures August 31, 2002; secured by real property and assignment of leases and rents	4,620,283	4,676,948

Note payable to bank with variable interest rate of LIBOR plus 2% (6.435% at April 30, 2001); requires monthly principal and interest payments of $41,047; matures August 31, 2002; secured by real property and assignment of leases and rents	4,852,919	4,933,813

Total other long-term debt	17,941,479	18,302,855

Less current maturities	676,792	407,159

Total other long-term debt, excluding current maturities	$17,264,687	$17,895,696

The future minimum principal payments due on other long-term debt are as follows:

Year Ending April 30,

2002	$676,792

2003	17,264,687

$17,941,479

At April 30, 2001, the Company had commitments from a bank for unsecured lines of credit totaling $12,000,000, of which $500,000 was restricted as it secures a letter of credit described below. These lines of credit bear interest at the prime rate (7.5% at April 30, 2001) or LIBOR plus 2% (6.435% at April 30, 2001), and have a commitment fee of .375% on the unused portion. In addition, the Company had a commitment for an unsecured $1,000,000 line of credit from a bank at April 30, 2001. This line of credit bears interest at the prime rate or LIBOR plus 2.70% (7.06% at April 30, 2001), and has a commitment fee of .375% on the unused portion. At April 30, 2001, no amounts were outstanding under these lines of credit.

In conjunction with the origination of a mortgage on an income-producing property, the Company obtained an irrevocable, standby letter of credit in the amount of $500,000. The letter of credit was originally issued in July 1997, and matures on November 30, 2002. The mortgage lender is allowed to draw on the letter in order to reduce the related mortgage loan if certain leasing requirements are not met. The letter of credit is secured by a bank line of credit, discussed above.

In February 1998, the Company entered into two interest rate swap agreements related to industrial development revenue bonds issued to finance the manufacturing facility in Lithia Springs, Georgia. The two interest rate swap agreements were terminated in April 2000 in connection with the sale of the manufacturing facility. As a result of the termination of the swap agreements, the Company recorded a pre-tax gain of $157,000.

11  INCOME TAXES

The provision for income tax expense (benefit) consists of the following:

	Current	Deferred	Total

Year ended April 30, 2001

Federal	$357,807	$(164,094)	$193,713

State and local	63,803	(12,803)	51,000

	$421,610	$(176,897)	$244,713

Year ended April 30, 2000

Federal	$818,086	$444,653	$1,262,739

State and local	348,467	(114,445)	234,022

	$1,166,553	$330,208	$1,496,761

Year ended April 30, 1999

Federal	$(152,609)	$101,527	$(51,082)

State and local	223,846	(75,346)	148,500

	$71,237	$26,181	$97,418

Total income tax expense recognized in the Consolidated Statements of Operations differs from the amounts computed by applying the Federal income tax rate of 34% to pretax earnings as a result of the following:

	Year ended April 30

	2001	2000	1999

Computed “expected” tax expense	$211,153	$1,313,743	$19,659

Increase in income taxes resulting from:

State and local income taxes, net of Federal income tax benefit	33,660	154,454	98,010

Other, net	(100)	28,564	(20,251)

	$244,713	$1,496,761	$97,418

The tax effect of temporary differences that give rise to significant portions of the deferred income tax assets and deferred income tax liabilities at April 30 are presented below:

	2001	2000

Deferred income tax assets:

Items not currently deductible for tax purposes:

Provision for impairment on income-producing property	$1,026,816	$1,026,816

Net operating loss carryforwards, federal	—	148,267

Net operating loss carryforwards, state	369,370	391,250

Capitalized costs	498,519	519,317

Accrued directors’ fees	158,752	134,356

Bad debt reserve	381,972	16,894

Deferred compensation plan	454,606	401,724

Compensated absences	91,245	90,422

Other accrued expenses	222,762	416,531

Other	557,562	492,098

Gross deferred income tax assets	3,761,604	3,637,675

Deferred income tax liabilities:

Income-producing properties and property and equipment, principally because of differences in depreciation and capitalized interest	1,913,647	1,933,291

Gain on real estate sales structured as tax-deferred like-kind exchanges	4,268,288	4,241,366

Other	166,033	226,279

Gross deferred income tax liabilities	6,347,968	6,400,936

Net deferred income tax liabilities	$2,586,364	$2,763,261

The valuation allowance was $0 at April 30, 2001, and 2000.

For the year ended April 30, 2001, $45,945 of net deferred tax liability has been reclassified to Net liabilities of discontinued operations (Note 3).

For the year ended April 30, 2000, $188,316 of net deferred tax asset has been reclassified to Net assets of discontinued operations (Note 3).

For the year ended April 30, 2001, the income tax expense of $184,000 related to discontinued operations consists of current tax benefit of $50,261, and deferred tax expense of $234,261.

For the year ended April 30, 2000, the income tax benefit of $1,555,626 related to discontinued operations consists of current tax benefit of $1,710,421, and deferred tax expense of $154,795.

12  DEFERRED PROFIT-SHARING PLAN

The Company has a deferred profit-sharing plan (the “Plan”) which covers the majority of its employees. Funded employer contributions to the Plan for 2001, 2000, and 1999, were approximately $634,000, $678,000, and $814,000, respectively. The net assets in the Plan, which is administered by an independent trustee, were approximately $13,234,000, $17,132,000, and $18,172,000, at April 30, 2001, 2000, and 1999, respectively.

13  STOCK-BASED COMPENSATION

In August 2000, the shareholders approved the 2000 Stock Award Plan (the “Award Plan”). The Award Plan permits the grant of incentive and non-qualified stock options, non-restricted, restricted and performance stock awards, and stock appreciation rights to directors, employees, independent contractors, advisors, or consultants to the Company, as determined by the Compensation Committee of the Board of Directors. The term and vesting requirements for each award are determined by the Compensation Committee, but in no event may the term exceed ten years. Options under the Award Plan provide for the purchase of the Company’s common stock at not less than fair market value on the date the option is issued. The total number of shares available for grant under the Award Plan is 1,000,000 shares.

On January 19, 2001, the Company granted a restricted stock award to eligible employees, members of the Company’s Board of Directors, and certain consultants, which will vest on January 19, 2002, as long as the individual grantee continues to be employed by the Company. The Company recognizes compensation expense ratably over the life of the award. Stock award compensation expense for the year ended April 30, 2001, was $29,531. As of April 30, 2001, after forfeitures during the year, there were 27,000 shares outstanding under restricted stock award grants, and there were no other awards issued or outstanding under the Award Plan.

As allowed under Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” the Company will account for all options issued to employees under the Award Plan in accordance with Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” and compensation expense, if any, will be recognized accordingly. All options issued to non-employees will be accounted for under SFAS No. 123, and compensation expense will be recognized accordingly. There were no options granted under the Award Plan as of April 30, 2001.

14 NET EARNINGS (LOSS) PER SHARE

The following tables set forth the computations of basic and diluted net earnings (loss) per share:

	For the year ended April 30, 2001

	Earnings	Shares	Per share
	(Numerator)	(Denominator)	Amount

Basic EPS — earnings per share from continuing operations	$376,325	2,938,504	$.13

Basic EPS — earnings per share from discontinued operations	299,847	2,938,504	.10

Effect of dilutive securities	—	—	—

Diluted EPS — earnings per share plus assumed conversions	$676,172	2,938,504	$.23

	For the year ended April 30, 2000

	Earnings (loss)	Shares	Per share
	(numerator)	(denominator)	amount

Basic EPS — earnings per share from continuing operations	$2,367,190	2,936,356	$.80

Basic EPS — loss per share from discontinued operations	(2,612,332)	2,936,356	(.89)

Basic EPS — extraordinary loss from early extinguishment of debt	(211,463)	2,936,356	(.07)

Effect of dilutive securities	—	—	—

Diluted EPS — loss per share plus assumed conversions	$(456,605)	2,936,356	$(.16)

	For the year ended April 30, 1999

	Loss	Shares	Per share
	(numerator)	(denominator)	amount

Basic EPS — loss per share from continuing operations	$(39,599)	2,936,356	$(.01)

Basic EPS — loss per share from discontinued operations	(636,432)	2,936,356	(.22)

Effect of dilutive securities	—	—	—

Diluted EPS — loss per share plus assumed conversions	$(676,031)	2,936,356	$(.23)

15 OPERATING SEGMENTS

The Company had two operating segments at April 30, 2001, Construction and Real Estate. The Construction Segment provides construction services for commercial and industrial projects. The Real Estate Segment develops or acquires income-producing properties for investment, and historically provided asset and property management for the properties after development or acquisition. During fiscal year 2001, the Company completely outsourced its asset and property management functions (Note 1).

Management of each of the segments evaluates and monitors the performance of the individual segments based on the earnings or losses prior to income taxes. The significant accounting policies utilized by the operating segments are the same as those summarized in Note 2 to the accompanying financial statements of the Company.

As of April 30, 1999, the Company had a third operating segment, which manufactured store fixtures for retail outlets, display fixtures for point-of-sale merchandising and other products. The Manufacturing Segment was discontinued during fiscal year 2000 (Note 3).

Total revenue by operating segment includes both revenues from unaffiliated customers, as reported in the Company’s Consolidated Statements of Operations, and intersegment revenues, which are generally at prices negotiated between segments.

The Company had revenues from The Home Depot, Inc., primarily representing revenues in the Construction Segment, aggregating approximately 66%, 49%, and 53% of consolidated revenues in 2001, 2000, and 1999, respectively.

Operating earnings (loss) from continuing operations is total revenue less operating expenses, including depreciation and interest. Selling, general and administrative, and interest costs, deducted in the computation of operating earnings (loss) of each segment, represent the actual costs incurred by that segment. It excludes any extraordinary items. Parent Company expenses and income taxes have not been allocated to the other subsidiaries.

Segment assets are those that are used in the Company’s operations in each segment, including receivables due from other segments. The Parent Company’s assets are primarily cash and cash equivalents, cash surrender value of life insurance, receivables, and assets related to the deferred compensation plans. Assets attributable to discontinued operations are also included in the Parent Company’s assets.

	Construction	Real Estate	Parent	Eliminations	Consolidated

2001

Revenues from unaffiliated customers	$141,118,311	$12,956,875	$—	$—	$154,075,186

Interest and other income	241,679	259,588	30,534	—	531,801

Intersegment revenue	28,060	388,960	—	(417,020)	—

Total revenues from continuing operations	$141,388,050	$13,605,423	$30,534	$(417,020)	$154,606,987

Operating earnings (loss) from continuing operations	$3,194,897	$200,195	$(2,819,777)	$45,723	$621,038

Segment assets	$23,293,006	$69,459,677	$11,779,447	$(6,912,445)	$97,619,685

Interest expense	$12,106	$5,019,470	$18,934	$—	$5,050,510

Depreciation and amortization	$420,241	$2,315,300	$56,004	$(29,781)	$2,761,764

Capital expenditures	$303,541	$97,862	$4,989	$—	$406,392

	Construction	Real Estate	Parent	Eliminations	Consolidated

2000

Revenues from unaffiliated customers	$143,915,901	$30,217,185	$—	$—	$174,133,086

Interest and other income	168,005	231,261	67,630	(20,490)	446,406

Intersegment revenue	—	1,576,990	—	(1,576,990)	—

Total revenues from continuing operations	$144,083,906	$32,025,436	$67,630	$(1,597,480)	$174,579,492

Operating earnings (loss) from continuing operations	$3,147,237	$4,807,481	$(3,700,003)	$(390,764)	$3,863,951

Segment assets	$26,551,266	$72,311,374	$10,716,008	$(6,732,781)	$102,845,867

Interest expense	$30,747	$5,382,720	$51,562	$(78,772)	$5,386,257

Depreciation and amortization	$368,574	$2,508,117	$28,459	$(34,896)	$2,870,254

Capital expenditures	$439,505	$9,463,803	$5,491	$—	$9,908,799

	Construction	Real Estate	Parent	Eliminations	Consolidated

1999

Revenues from unaffiliated customers	$159,273,393	$12,449,850	$—	$—	$171,723,243

Interest and other income	223,196	267,689	40,517	(53,555)	477,847

Intersegment revenue	1,114,823	1,485,038	—	(2,599,861)	—

Total revenues from continuing operations	$160,611,412	$14,202,577	$40,517	$(2,653,416)	$172,201,090

Operating earnings (loss) from continuing operations	$4,084,633	$(226,053)	$(3,074,905)	$(725,856)	$57,819

Segment assets	$33,451,167	$84,572,912	$21,787,666	$(13,679,205)	$126,132,540

Interest expense	$1,053	$5,144,444	$13,962	$(237)	$5,159,222

Depreciation and amortization	$326,053	$2,383,194	$30,634	$(37,326)	$2,702,555

Capital expenditures	$470,807	$2,740,563	$77,119	$—	$3,288,489

16 SUBSEQUENT EVENT

In May 2001, the Company acquired substantially all of the assets of an energy management and engineering services company, Servidyne Systems, Inc., and certain intellectual property from an affiliated company, Servidyne, Incorporated, for approximately $2.75 million in cash. The acquisition was accounted for as a purchase.

A director of the Company, together with her spouse, held directly or as trustees, approximately 53% of the outstanding common stock of Servidyne Systems, Inc., and approximately 70% of the outstanding common stock of Servidyne, Incorporated. This director was also a director and officer of both Servidyne Systems, Inc. and Servidyne, Incorporated.

Schedule II —Valuation and Qualifying Accounts

		Additions

	Balance at	Charged to	Charged to
	Beginning	Costs and	Other			Balance at
	of Year	Expenses	Accounts	Deductions		End of Year

Description

Allowance for doubtful accounts(1)
Year ended April 30, 2001	$210,777	$983,146	$—	$232,462	(2)	$961,461

Year ended April 30, 2000	$122,396	$120,714	$—	$32,333	(2)	$210,777

Year ended April 30, 1999	$134,870	$96,853	$—	$109,327	(2)	$122,396

Inventory Reserves(1)
Year ended April 30, 2001	$—	$—	$—	$—		$—

Year ended April 30, 2000	$395,425	$—	$—	$395,425	(3)	$—

Year ended April 30, 1999	$317,641	$662,343	$—	$584,559	(3)	$395,425

(1)	Includes amounts related to discontinued operations. See Note 3 to the Consolidated Financial Statements.

(2)	Allowance for doubtful accounts deductions resulted from the subsequent write-off and/or recovery of the related receivable.

(3)	Inventory reserve deductions resulted from the subsequent sale and/or write-off of the related inventory. All inventory was disposed of as of April 30, 2000, in conjunction with the discontinuance of the Manufacturing Segment’s operations.

Schedule III— Real Estate and Accumulated Depreciation, April 30, 2001

				Costs
				Capitalized
				Subsequent
		Initial Cost to Company		to Acquisition

			Building and
Description	Encumbrances	Land	Improvements	Improvements

INCOME-PRODUCING PROPERTIES:

Shopping Center — Jackson, MI	$3,045,795	$401,195	$1,788,183	$1,220,001

Kmart — Morton, IL	2,837,091	18,005	2,767,764	—

Kmart — Columbus, GA	2,172,393	11,710	2,356,920	10,078

Leaseback Shopping Center — Davenport, IA	—	—	2,150	193,261

Leaseback Shopping Center — Jacksonville, FL	—	—	42,151	—

Leaseback Shopping Center — Orange Park, FL	—	—	127,487	35,731

Leaseback Shopping Center — W. St. Paul, MN	—	—	—	86,983

Leaseback Shopping Center — Minneapolis, MN	—	—	—	40,778

Office Building — Atlanta, GA	4,852,919	660,000	4,338,102	677,691

Office Park — Marietta, GA	6,282,335	1,750,000	6,417,275	449,906

Shopping Center — Cincinnati, OH	—	1,699,410	617,102	233,577

Shopping Center — Jacksonville, FL	9,110,762	3,908,004	5,170,420	—

	28,301,295	8,448,324	23,627,554	2,948,006

PROPERTY HELD FOR SALE:

Land — Davenport, IA	—	33,404	—	—

REAL ESTATE HELD FOR FUTURE

DEVELOPMENT OR SALE:

Shopping Center — Englewood, FL	12,389,392	6,072,805	8,823,506	(55,124)

Shopping Center — North Fort Myers, FL	13,088,560	8,700,330	11,290,778	2,942,212

Land — Davenport, IA	—	150,168	—	—

Land — Louisville, KY	—	80,011	—	4,919

Land — Oakwood, GA	—	234,089	—	543,330

Land — Jackson, MI	—	—	—	74,687

	25,477,952	15,237,403	20,114,284	3,510,024

	$53,779,247	$23,719,131	$43,741,838	$6,458,030

Reconciliations of total real estate carrying value and accumulated depreciation for the three years ended April 30, 2001, are as follows:

	Real Estate				Accumulated Depreciation

	2001	2000		1999	2001	2000	1999

BALANCE AT

BEGINNING OF YEAR	$79,615,241	$76,756,798		$76,291,413	$15,523,299	$16,587,209	$14,791,028

ADDITIONS DURING YEAR

Real Estate	466,300	9,459,144	(2)	465,385	—	—	—

Depreciation	—	—		—	1,712,171	1,916,654	1,796,181

	466,300	9,459,144		465,385	1,712,171	1,916,654	1,796,181

DEDUCTIONS DURING YEAR

Accumulated depreciation on properties sold or transferred	—	—		—	—	2,980,564	—

Carrying value of real estate sold, transferred, or retired	—	6,600,701	(3)	—	—	—	—

	—	6,600,701		—	—	2,980,564	—

BALANCE AT CLOSE OF YEAR	$80,081,541	$79,615,241		$76,756,798	$17,235,470	$15,523,299	$16,587,209

									Life on Which
	Gross Amounts at Which								Depreciation
	Carried at Close of Year								in Latest
									Earnings
		Building and	Capitalized		Net Accumulated	Date(s) of		Date	Statement
Description	Land	Improvements	Interest	Total(1)	Depreciation	Construction		Acquired	is Computed

INCOME-PRODUCING PROPERTIES:

Shopping Center — Jackson, MI	$453,293	$2,956,086	$89,866	$3,499,245	$2,051,657	1972, 1996		—	39 years

Kmart — Morton, IL	18,005	2,767,764	—	2,785,769	2,324,981	1980, 1992		—	25 years

Kmart — Columbus, GA	11,710	2,366,998	238,970	2,617,678	2,141,463	1980, 1988		—	25 years

Leaseback Shopping Center — Davenport, IA	—	195,411	—	195,411	146,365	1995		—	7 years

Leaseback Shopping Center — Jacksonville, FL	—	42,151	—	42,151	14,331	1994		—	25 years

Leaseback Shopping Center — Orange Park, FL	—	163,218	—	163,218	156,639	1995		—	7 years

Leaseback Shopping Center — W. St. Paul, MN	—	86,983	—	86,983	47,156	1996		—	8 years

Leaseback Shopping Center — Minneapolis, MN	—	40,778	—	40,778	6,537	1997		—	15 years

Office Building — Atlanta, GA	660,000	5,015,793	—	5,675,793	684,062	1974, 1997	(4)	1997	39 years

Office Park — Marietta, GA	1,750,000	6,867,181	—	8,617,181	755,421	1980, 1985	(5)	1997	39 years

Shopping Center — Cincinnati, OH	1,699,410	850,679	—	2,550,089	68,813	1982	(5)	1998	39 years

Shopping Center — Jacksonville, FL	3,908,004	5,170,420	—	9,078,424	242,936	1985	(5)	1999	39 years

	8,500,422	26,523,462	328,836	35,352,720	8,640,361

PROPERTY HELD FOR SALE:

Land — Davenport, IA	33,404	—	—	33,404	—	—		1977	—

REAL ESTATE HELD FOR FUTURE

DEVELOPMENT OR SALE:

Shopping Center — Englewood, FL	6,072,805	8,768,382	1,346,273	16,187,460	3,664,515	1990		—	32 years

Shopping Center — North Fort Myers, FL	8,382,144	14,551,176	4,470,789	27,404,109	4,930,594	1993, 1996		—	31.5 years

Land — Davenport, IA	150,168	—	—	150,168	—	—		1977	—

Land — Louisville, KY	84,930	—	—	84,930	—	—		1979	—

Land — Oakwood, GA	777,419	—	16,644	794,063	—	—		1987	—

Land — Jackson, MI	74,687	—	—	74,687	—	—		1997	—

	15,542,153	23,319,558	5,833,706	44,695,417	8,595,109

	$24,075,979	$49,843,020	$6,162,542	$80,081,541	$17,235,470

NOTES:

(1)	The aggregated cost for land and building and improvements for federal income tax purposes at April 30, 2001, is $66,670,610.

(2)	Primarily represents the acquisition of a shopping center in Jacksonville, Florida.

(3)	Primarily represents the sale of a shopping center in Newnan, Georgia.

(4)	Constructed by others in 1974, redeveloped by the Company in 1997.

(5)	Constructed by others.

ITEM 9 CHANGES IN AND DISAGREEMENTS WITH INDEPENDENT AUDITORS ON ACCOUNTING AND FINANCIAL DISCLOSURE

See Form 8-K, Current Report, filed October 14, 1999, reporting changes in registrant’s certifying accountants.

PART III

ITEMS 10-13

The information contained under the headings “Nomination and Election of Directors,” “Related Party Transactions,” “Principal Holders of the Company’s Securities,” and “Compensation of Executive Officers and Directors” in the Company’s definitive proxy materials for its 2001 Annual Meeting of Shareholders will be filed with the Securities and Exchange Commission under a separate filing, and are hereby incorporated by reference. Information related to Executive Officers of the Company is included in Item 1 of this report.

     For purposes of determining the aggregate market value of the Company’s voting stock held by nonaffiliates, shares held directly or indirectly by all Directors and Executive Officers of the Company have been excluded. The exclusion of such shares is not intended to, and shall not, constitute a determination as to which persons or entities may be “affiliates” of the Company as defined by the Securities and Exchange Commission.

ITEM 14 EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(A)  The following documents are filed as part of this Annual Report on Form 10-K:

       1.  Financial Statements:
       Report of Independent Accountants and Independent Auditors’ Report
       Consolidated Balance Sheets at April 30, 2001, and 2000
       Consolidated Statements of Operations for the Years Ended April 30, 2001, 2000, and 1999
       Consolidated Statements of Shareholders’ Equity for the Years Ended April 30, 2001, 2000, and 1999
       Consolidated Statements of Cash Flows for the Years Ended April 30, 2001, 2000, and 1999
       Notes to Consolidated Financial Statements

       2.  Financial Statement Schedules:
       Schedule II — Valuation and Qualifying Accounts
       Schedule III — Real Estate and Accumulated Depreciation

       3.  Exhibits:
       Exhibit No.
       3a.    Articles of Incorporation (1)
       3b.    Restated Bylaws (2), Amendment to Bylaws (7)
       10a.  Directors Deferred Compensation Plan (3)#
       10b.  Edward M. Abrams Split Dollar Life Insurance Agreements dated July 29, 1991 (4)#
       10c.  Bernard W. Abrams Split Dollar Life Insurance Agreement dated July 16, 1993 (5)#
       10d.  Bernard W. Abrams Employment Agreement dated August 23, 1995 (6)#
       10e.  Edward M. Abrams Employment Agreement dated November 18, 1998 (8) #
       10f.  Joseph H. Rubin Severance and Consulting Agreement dated July 13, 1999 (9)#
       10g.  2000 Stock Award Plan (10)#
       10h.  E. Milton Bevington Employment Agreement dated May 9, 2001#
       10i.  Alan R. Abrams Split Dollar Life Insurance Agreement dated May 31, 2001#
       10j.  J. Andrew Abrams Split Dollar Life Insurance Agreement dated May 31, 2001#
       13.   Annual Report to Shareholders for the fiscal year ended April 30, 2001 (11)
       21.   List of the Company’s Subsidiaries
       23a. Consent of PricewaterhouseCoopers LLP
       23b. Consent of KPMG LLP
       99.   Proxy Statement for 2001 Annual Meeting of Shareholders

Explanation of Exhibits
(1)	These exhibits are incorporated by reference to the Company’s Form 10-K for the year ended April 30, 1985.
(2)	This exhibit is incorporated by reference to the Company’s Form 10-K for the year ended April 30, 1997.
(3)	This exhibit is incorporated by reference to the Company’s Form 10-K for the year ended April 30, 1991.
(4)	These exhibits are incorporated by reference to the Company’s Form 10-K for the year ended April 30, 1993.
(5)	This exhibit is incorporated by reference to the Company’s Form 10-K for the year ended April 30, 1994.
(6)	This exhibit is incorporated by reference to the Company’s Form 10-Q for the quarter ended October 31, 1995.
(7)	This exhibit is incorporated by reference to the Company’s Form 10-K for the year ended April 30, 1998.
(8)	This exhibit is incorporated by reference to the Company’s Form 10-K for the year ended April 30, 1999.
(9)	This exhibit is incorporated by reference to the Company’s Form 10-K for the year ended April 30, 2000.
(10)	This exhibit is incorporated by reference to the Company’s Form S-8 filed September 29, 2000.
(11)	This exhibit is not deemed to be filed with the Commission, except for those portions thereof which are expressly incorporated by reference into the Form 10-K.
#	Management compensatory plans or arrangement.

(B)	Reports on Form 8-K: None filed during the fourth quarter of fiscal 2001.
(C)	The Company hereby files as exhibits to this Annual Report on Form 10-K the exhibits set forth in Item 14(A)3 hereof.
(D)	The Company hereby files, as financial statement schedules to this Annual Report on Form 10-K, the financial statement schedules set forth in Item 14(A)2 hereof.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ABRAMS INDUSTRIES, INC.

Dated: July 17, 2001	By:	/s/ Alan R. Abrams

Alan R. Abrams Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: July 17, 2001	/s/ Alan R. Abrams

Alan R. Abrams

Co-Chairman of the Board of Directors, Chief Executive Officer

Dated: July 17, 2001	/s/ J. Andrew Abrams

J. Andrew Abrams

Co-Chairman of the Board of Directors

Dated: July 17, 2001	/s/ David L. Abrams

David L. Abrams

Director

Dated: July 17, 2001	/s/ Edward M. Abrams

Edward M. Abrams

Director

Dated: July 17, 2001	/s/ Paula Lawton Bevington

Paula Lawton Bevington

Director

Dated: July 17, 2001	/s/ Gilbert L. Danielson

Gilbert L. Danielson

Director

Dated: July 17, 2001	/s/ Melinda S. Garrett

Melinda S. Garrett

Director, Chief Financial Officer and Chief Accounting Officer

Dated: July 17, 2001	/s/ Robert T. McWhinney, Jr.

Robert T. McWhinney, Jr.

Director

Dated: July 17, 2001	/s/ B. Michael Merritt

B. Michael Merritt

Director

Dated: July 17, 2001	/s/ L. Anthony Montag

L. Anthony Montag

Director

Dated: July 17, 2001	/s/ Felker W. Ward, Jr.

Felker W. Ward, Jr.

Director