Form 10-Q
period 2001-07-31
ABRAMS INDUSTRIES INC
filed 2001-09-14
CIK 1923

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
QUARTERLY REPORT

Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934

For the Quarter Ended	Commission File No.

July 31, 2001	0-10146

ABRAMS INDUSTRIES, INC.
(Exact name of Registrant as specified in its charter)

Georgia	58-0522129

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Yes [X]    No [   ]

The number of shares of $1.00 par value Common Stock of the Registrant outstanding as of August 31, 2001, was 2,937,303.

ITEM 1. FINANCIAL STATEMENTS

ABRAMS INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	July 31, 2001	April 30, 2001

ASSETS

CURRENT ASSETS

Cash and cash equivalents	$5,103,769	$11,448,750

Receivables (note 2)	23,639,894	15,510,253

Less: Allowance for doubtful accounts	(1,012,397)	(961,461)

Costs and earnings in excess of billings	5,188,879	1,483,195

Property held for sale (note 5)	12,557,737	33,404

Deferred income taxes	786,460	786,460

Other	867,769	785,799

Total current assets	47,132,111	29,086,400

INCOME-PRODUCING PROPERTIES, net	26,536,892	26,712,359

PROPERTY, PLANT AND EQUIPMENT, net	861,501	1,284,689

REAL ESTATE HELD FOR FUTURE SALE OR DEVELOPMENT (note 6)	23,901,303	36,100,308

OTHER ASSETS

Intangible assets, net (note 10)	2,316,459	1,220,147

Goodwill (notes 9 & 10)	1,741,831	—

Other	3,302,829	3,215,782

	$105,792,926	$97,619,685

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES

Trade and subcontractors payables	$18,172,419	$8,803,760

Billings in excess of costs and earnings	2,541,711	1,506,766

Accrued expenses	1,838,614	3,720,661

Net liabilities of discontinued operations (note 3)	1,911,567	1,903,375

Current maturities of long-term debt (note 5)	13,874,482	1,709,490

Total current liabilities	38,338,793	17,644,052

DEFERRED INCOME TAXES	3,372,824	3,372,824

OTHER LIABILITIES	4,052,252	3,916,647

MORTGAGE NOTES PAYABLE, less current maturities (note 5)	20,532,274	32,915,932

OTHER LONG-TERM DEBT, less current maturities	17,073,969	17,264,687

Total liabilities	83,370,112	75,114,142

SHAREHOLDERS’ EQUITY

Common stock, $1 par value; authorized 5,000,000 shares; 3,047,839 issued and 2,937,903 outstanding in July 2001, 3,041,039 issued and 2,943,303 outstanding in April 2001	3,047,839	3,041,039

Additional paid-in capital	2,115,914	2,097,315

Deferred stock compensation	(70,596)	(75,094)

Retained earnings	17,864,863	17,930,914

	22,958,020	22,994,174

Less cost of treasury stock	535,206	488,631

Total shareholders’ equity	22,422,814	22,505,543

	$105,792,926	$97,619,685

See accompanying notes to consolidated financial statements.

ABRAMS INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	FIRST QUARTER ENDED
	JULY 31,

	2001	2000

REVENUES

Construction	$35,925,156	$47,610,725

Real estate	3,239,851	3,174,423

Energy management	819,312	—

	39,984,319	50,785,148

Interest	84,259	129,305

Other	13,914	11,456

	40,082,492	50,925,909

COSTS AND EXPENSES

Applicable to REVENUES—

Construction	34,900,197	45,122,539

Rental property operating expenses, excluding interest	1,625,316	1,594,865

Energy management	415,369	—

	36,940,882	46,717,404

Selling, general and administrative

Construction	735,992	1,016,211

Real estate	138,921	416,509

Energy management	310,558	—

Parent	725,807	627,302

	1,911,278	2,060,022

Interest	1,152,464	1,292,864

	40,004,624	50,070,290

EARNINGS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	77,868	855,619

INCOME TAX EXPENSE	26,000	333,000

EARNINGS FROM CONTINUING OPERATIONS	51,868	522,619

DISCONTINUED OPERATIONS (note 3)

Earnings from discontinued operations, adjusted for applicable income tax expense of $0 and $22,000, respectively	—	37,481

NET EARNINGS	$51,868	$560,100

NET EARNINGS PER SHARE FROM:

Continuing Operations-Basic and Diluted	$.02	$.18

Discontinued Operations-Basic and Diluted	—	.01

NET EARNINGS PER SHARE-BASIC AND DILUTED	$.02	$.19

DIVIDENDS PER SHARE	$.12	$.12

WEIGHTED AVERAGE SHARES OUTSTANDING	2,942,925	2,936,356

See accompanying notes to consolidated financial statements.

ABRAMS INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	FIRST QUARTER ENDED JULY 31,

	2001	2000

Cash flows from operating activities:

Net income	$51,868	$560,100

Adjustments to reconcile net income to net cash used in operating activities:

Depreciation and amortization	587,700	754,192

Earnings from discontinued operations	—	(37,481)

Changes in assets and liabilities:

Receivables, net	(8,098,120)	(7,643,615)

Costs and earnings in excess of billings	(3,705,684)	(1,774,841)

Other current assets	(65,493)	(34,604)

Other assets	(99,284)	(131,607)

Trade and subcontractors payable	9,368,659	6,751,031

Accrued expenses	(1,882,047)	(1,810,173)

Billings in excess of costs and earnings	1,034,945	784,484

Other liabilities	92,351	87,997

Net cash used in continuing operations	(2,715,105)	(2,494,517)

Net cash provided by discontinued operations	8,192	789,687

Net cash used in operating activities	(2,706,913)	(1,704,830)

Cash flows from investing activities:

Additions to properties, property, plant and equipment, net	(63,155)	(205,792)

Changes in intangible assets	(22,728)

Acquisition, net of cash acquired	(2,971,663)	—

Repayments received on notes receivable	21,715	40,679

Net cash used in investing activities	(3,035,831)	(165,113)

Cash flows from financing activities:

Debt repayments	(437,750)	(301,036)

Repurchase of capital stock	(46,575)	—

Cash dividends	(117,912)	(117,454)

Net cash used in financing activities	(602,237)	(418,490)

Net decrease in cash and cash equivalents	(6,344,981)	(2,288,433)

Cash and cash equivalents at beginning of period	11,448,750	7,268,974

Cash and cash equivalents at end of period	$5,103,769	$4,980,541

Supplemental disclosure of noncash investing activities:

Transfer of Real estate held for future development or sale to Property held for sale	$12,524,333	$—

Transfer of Property to Real estate held for future development or sale	$321,710	$—

Supplemental schedule of cash flow information
Interest paid, net of amounts capitalized	$1,126,995	$1,230,476

Income taxes paid, net of refunds	$61,470	$6,776

See accompanying notes to consolidated financial statements.

ABRAMS INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2001, AND APRIL 30, 2001
(UNAUDITED)

NOTE 1. UNAUDITED STATEMENTS

     The accompanying unaudited consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principles, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, the accompanying financial statements contain all adjustments, which consist solely of normal recurring accruals, necessary for a fair statement of the results for the interim periods presented. These financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report to Shareholders for the year ended April 30, 2001. Results of operations for interim periods are not necessarily indicative of annual results.

NOTE 2. RECEIVABLES

     All net contract and trade receivables are expected to be collected within one year.

NOTE 3. DISCONTINUED OPERATIONS

     During the quarter ended January 31, 2000, the Board of Directors of the Company decided to discontinue the operations of the Manufacturing Segment. The remaining assets and liabilities of the Manufacturing Segment have been consolidated and presented as Net liabilities of discontinued operations on the Consolidated Balance Sheets at July 31, 2001, and April 30, 2001. The amounts in both periods include a $2.76 million deferred gain, a current liability, related to the amount awarded to the Company in connection with the Georgia World Congress Center Authority’s condemnation of the Company’s former manufacturing facility. The award is currently under appeal by both parties.

NOTE 4. OPERATING SEGMENTS

     In May 2001, the Company formed a third operating segment, Energy Management, and subsequently acquired substantially all of the assets of Servidyne Systems, Inc., an energy management and engineering services company. Through this new segment, the Company offers its institutional customers energy efficiency products and engineering services that reduce energy consumption, labor, equipment maintenance, and capital costs in commercial buildings.

     The table below exhibits selected financial data on a segment basis. Earnings (loss) from continuing operations before income taxes is total revenue less operating expenses of continuing operations, including depreciation and interest. Parent expenses have not been allocated to the subsidiaries.

FOR THE QUARTER ENDED
JULY 31, 2001

			ENERGY
	CONSTRUCTION	REAL ESTATE	MANAGEMENT	PARENT	ELIMINATIONS	CONSOLIDATED

Revenues from unaffiliated

customers	$35,925,156	$3,239,851	$819,312	$—	$—	$39,984,319

Interest and other income	42,506	45,599	—	57,454	(47,386)	98,173

Intersegment revenue	—	120,303	—	—	(120,303)	—

Total revenues from

continuing operations	$35,967,662	$3,405,753	$819,312	$57,454	$(167,689)	$40,082,492

Earnings (loss) from

continuing operations

before income taxes	$267,674	$488,308	$91,269	$(811,220)	$41,837	$77,868

FOR THE QUARTER ENDED
JULY 31, 2000

			ENERGY
	CONSTRUCTION	REAL ESTATE	MANAGEMENT	PARENT	ELIMINATIONS	CONSOLIDATED

Revenues from unaffiliated

customers	$47,610,725	$3,174,423	$—	$—	$—	$50,785,148

Interest and other income	69,511	68,456	—	2,794	—	140,761

Intersegment revenue	—	84,890	—	—	(84,890)	—

Total revenues from

continuing operations	$47,680,236	$3,327,769	$—	$2,794	$(84,890)	$50,925,909

Earnings (loss) from

continuing operations

before income taxes	$1,469,039	$28,488	$—	$(652,971)	$11,063	$855,619

NOTE 5. PROPERTY HELD FOR SALE

     In August 2001, the Company entered into an agreement to sell, at a gain, its shopping center in Englewood, Florida. The Company currently anticipates completing the sale during this fiscal year. As of July 31, 2001, the book basis of the property, $12.5 million, has been reclassified as a current asset in Property held for sale; the related mortgage debt, $12.3 million, has been reclassified as a current liability in Current maturities of long-term debt. The results of operations for the property are summarized below:

	FIRST QUARTER ENDED
	JULY 31,

	2001	2000

Revenues	$466,338	$465,240

Operating expenses, including depreciation for the quarter ended July 31, 2000, and interest	402,828	445,297

Results of operations	$63,510	$19,943

NOTE 6. REAL ESTATE HELD FOR FUTURE SALE OR DEVELOPMENT

     As of July 31, 2001, the Company’s shopping center, six outlots and expansion land in North Ft. Myers, Florida, were held for sale. The net book value of the center, outlots and expansion land was $22.5 million. The results of operations for the property are summarized below:

	FIRST QUARTER ENDED
	JULY 31,

	2001	2000

Revenues	$651,815	$646,382

Operating expenses, including depreciation for the quarter ended July 31, 2000, and interest	407,287	589,383

Results of operations	$244,528	$56,999

NOTE 7. EARNINGS PER SHARE

     Basic earnings per share are computed by dividing net earnings by the weighted average shares outstanding during the reporting period. In May 2001, the Company issued 150,616 stock options with an exercise price of $4.00 per share. The options issued were not dilutive.

NOTE 8. NEW ACCOUNTING PRONOUNCEMENTS

     During June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, “Business Combinations” (SFAS 141). Under the provisions of SFAS 141, all business combinations initiated after June 30, 2001, must be accounted for using the purchase method of accounting. The adoption of SFAS 141 is not expected to have a material impact on the financial statements.

     Also during June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (SFAS 142). Under the provisions of SFAS 142, there will be no amortization of goodwill and other intangible assets that have indefinite useful lives. Instead, these assets must be tested for impairment annually and when events or changes in circumstances indicate that impairment may have occurred. The Company has elected to adopt SFAS 142 as of May 1, 2001, and therefore goodwill and a trademark with an indefinite useful life acquired in the transaction described below have not been amortized.

NOTE 9. ACQUISITION

     In May 2001, the Company acquired substantially all of the assets and employed all of the personnel of an energy management and engineering services company, Servidyne Systems, Inc., and acquired certain intellectual property from an affiliated company, Servidyne, Incorporated, for approximately $3.1 million, including the costs associated with completing the acquisition, in an all cash transaction (the “Servidyne transaction”). This acquisition was accounted for as a purchase, and accordingly, the purchase price was allocated to the underlying assets acquired and liabilities assumed, based upon their estimated fair market values as of the date of acquisition. The results of operations related to the acquired assets have been included in the Company’s financial statements since May 2001. Servidyne has offered its expertise, products and services to its institutional customers for more than 27 years. In pursuit of growth and improved shareholder returns, the Company will seek opportunities to leverage Servidyne’s reservoir of knowledge in order to assist the now combined customer base in making building infrastructures more efficient.

     The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

Current assets	$149,163

Furniture, fixtures and equipment	13,321

Intangible assets	1,200,034

Goodwill	1,741,831

Total assets acquired	3,104,349

Current liabilities	(132,686)

Net assets acquired	$2,971,663

     Of the $1,200,034 of acquired intangible assets, $315,261 was assigned to a registered trademark that is not subject to amortization. The remainder of the intangible assets consists of computer-based work management products (5-year weighted-average useful life) in the amount of $856,113, and other intangible assets of $28,660 (10-year useful life). The weighted-average useful life of all acquired intangible assets subject to amortization is 5 years.

     The goodwill amount has been assigned to the Energy Management Segment. All of the goodwill is expected to be amortized and deductible for tax purposes.

     The following table displays the consolidated unaudited current results for the three months ended July 31, 2001, and the consolidated unaudited proforma results for the three months ended July 31, 2000, as if the acquisition had been completed on May 1, 2000:

	Three Months Ended July 31,

	2001	2000

Revenues	$39,984,319	$51,627,228

Net earnings	$51,868	$623,826

Net earnings per share	$.02	$0.21

NOTE 10. GOODWILL AND OTHER INTANGIBLE ASSETS

     The following table illustrates the treatment of acquired intangible assets as of July 31, 2001:

Gross Carrying
Amount

Amortized intangible assets

Computer-based work management products	$856,113

Other	28,660

$884,773

Unamortized intangible assets

Goodwill	$1,741,831

Trademark	315,261

$2,057,092

     The gross carrying amounts and accumulated amortization for all of the Company’s intangible assets are as follows:

	Gross Carrying	Accumulated
	Amount	Amortization

Amortized intangible assets

Computer-based work management products	$856,114	$47,519

Computer software	307,581	192,607

Real estate lease costs	1,220,062	590,918

Deferred loan costs	819,875	399,333

Other	28,660	717

	$3,232,292	$1,231,094

Unamortized intangible assets

Goodwill	$1,741,831

Trademark	315,261

	$2,057,092

Aggregate amortization expense for all amortized intangible assets:

For the quarter ended July 31, 2001	$134,989

Estimated amortization expense for all amortized intangible assets:

For the year ended April 30, 2003	$460,959

For the year ended April 30, 2004	$356,959

For the year ended April 30, 2005	$283,850

For the year ended April 30, 2006	$187,297

For the year ended April 30, 2007	$84,922

     As the acquisition which resulted in the recording of goodwill occurred during the current quarter ended July 31, 2001, no goodwill or resulting amortization was recorded in the previous quarter ended July 31, 2000, and therefore no proforma amounts are required to provide comparability.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Changes in CONSOLIDATED BALANCE SHEETS between April 30, 2001, and July 31, 2001.

     Accounts receivable increased by $8,129,641, Costs and earnings in excess of billings increased by $3,705,684, Billings in excess of costs and earnings increased by $1,034,945, and Trade and subcontractors payable increased by $9,368,659, primarily because of the timing of the submission and payment of invoices for construction work performed.

     Property held for sale increased by $12,524,333 and Real estate held for future development or sale decreased by $12,199,005, primarily the result of the reclassification of the shopping center in Englewood, Florida, as a contract has been executed for its sale.

     Accrued expenses decreased by $1,882,047, primarily due to the payment of year-end accruals.

     Current maturities of long-term debt increased by $12,164,992 and Mortgage notes payable decreased by $12,383,658, primarily due to the reclassification of the mortgage debt related to the shopping center in Englewood, Florida, in connection with its planned sale, as discussed above.

Results of operations of first quarter of fiscal 2002 compared to first quarter of fiscal 2001.

REVENUES from Continuing Operations

     For the first quarter 2002, Consolidated REVENUES from continuing operations, including Interest income and Other income, and net of intersegment eliminations, were $40,082,492, compared to $50,925,909 for the first quarter 2001, a decrease of 21%.

     The figures in Chart A are Segment revenues from continuing operations, net of Intersegment eliminations, and do not include Interest income or Other income.

CHART A

REVENUE FROM CONTINUING OPERATIONS SUMMARY BY SEGMENT

(Dollars in Thousands)

	First Quarter Ended
	July 31,		Amount	Percent
			Increase	Increase
	2001	2000	(Decrease)	(Decrease)

Construction(1)	$35,925	$47,611	$(11,686)	(25)

Real Estate	3,240	3,174	66	2

Energy Management(2)	819	—	819	—

	$39,984	$50,785	$(10,801)	(21)

NOTES TO CHART A

(1)	REVENUES for the first quarter 2002 were lower than those of the first quarter 2001, primarily due to a reduction in the number of construction jobs available, the result of a decrease or elimination of the capital spending by most of the Construction Segment’s existing customers. The Company anticipates this trend will continue in the short-term; however, since July 31, 2001, several new institutional customers have awarded jobs to the Company, as it works to increase and diversify its customer base.

(2)	The Energy Management Segment was formed in May 2001. See Note 9 to the Consolidated Financial Statements.

     The following table indicates the backlog of contracts and rental income for the next twelve months by industry segment.

	July 31,

	2001	2000

Construction (1)	$33,263,000	$63,005,000

Real Estate-rental income	11,307,000	11,459,000

Energy Management (2)	255,000	—

Total Backlog	$44,825,000	$74,464,000

(1)	See Note 1 to Chart A above.

(2)	Energy Management contracts, which can be cancelled with less than one year’s notice, are not included in the backlog above. As of July 31, 2001, such contracts total $1.528 million in revenue over the next twelve months, assuming cancellation provisions are not invoked.

COSTS AND EXPENSES: Applicable to REVENUES from Continuing Operations

     As a percentage of total Segment REVENUES from Continuing Operations (See Chart A) for the first quarter 2002 and 2001, the total applicable COSTS AND EXPENSES (See Chart B) were 92% for both periods.

     The figures in Chart B are net of Intersegment eliminations.

CHART B

COSTS AND EXPENSES APPLICABLE TO REVENUES

FROM CONTINUING OPERATIONS SUMMARY BY SEGMENT

(Dollars in Thousands)

			Percent of Segment Revenues
	First Quarter Ended		For First Quarter Ended
	July 31,		July 31,

	2001	2000	2001	2000

Construction(1)	$34,900	$45,122	97	95

Real Estate	1,625	1,595	50	50

Energy Management(2)	416	—	51	—

	$36,941	$46,717	92	92

NOTES TO CHART B

(1)	The increase in the percentage of COSTS AND EXPENSES: Applicable to REVENUES for first quarter 2002 compared to first quarter 2001 was primarily attributable to downward competitive pressure on margins, which is a result of the decrease in the number of potentially available construction jobs due to the decline or absence of capital spending by the Company’s customers.

(2)	The Energy Management Segment was formed in May 2001. See Note 9 to the Consolidated Financial Statements.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
FROM CONTINUING OPERATIONS

     For the first quarter 2002 and 2001, Selling, general and administrative expenses from continuing operations, net of intersegment eliminations, were $1,911,278 and $2,060,022, respectively. As a percentage of Consolidated REVENUES from Continuing Operations, these expenses were 5% and 4%, respectively. In reviewing Chart C, the reader should recognize that the volume of revenues generally will affect the amounts and percentages. The percentages in Chart C are based upon expenses as they relate to Segment REVENUES from Continuing Operations (Chart A), except that Parent and Total expenses relate to Consolidated REVENUES from Continuing Operations.

CHART C

SELLING, SHIPPING, GENERAL AND ADMINISTRATIVE EXPENSES

FROM CONTINUING OPERATIONS BY SEGMENT

(Dollars in Thousands)

			Percent of Segment Revenues
	First Quarter Ended		For First Quarter Ended
	July 31,		July 31,

	2001	2000	2001	2000

Construction(1)	$736	$1,016	2	2

Real Estate(2)	139	417	4	13

Energy Management(3)	311	—	38	—

Parent(4)	725	627	2	1

	$1,911	$2,060	5	4

NOTES TO CHART C

(1)	On a dollar basis, Selling, general and administrative expenses were lower for first quarter 2002 compared to first quarter 2001 primarily because of a decrease in personnel and incentive compensation costs.

(2)	On a dollar and percentage basis, Selling, general and administrative expenses were lower for first quarter 2002 compared to first quarter 2001 primarily due to a decrease in personnel costs associated with the Company’s outsourcing of its asset and property management functions.

(3)	The Energy Management Segment was formed in May 2001. See Note 9 to the Consolidated Financial Statements.

(4)	On a dollar and percentage basis, Selling, general and administrative expenses were higher for first quarter 2002 compared to first quarter 2001 primarily due to an accrual related to the termination of a long-term employment agreement with a former employee.

Liquidity and capital resources.

     Between April 30, 2001, and July 31, 2001, working capital decreased by $2,649,030. Operating activities from continuing operations used cash of $2,715,105, and discontinued operations provided cash of $8,192. Investing activities used cash of $3,035,831. Financing activities used cash of $602,237.

     At July 31, 2001, the Company and its subsidiaries had available unsecured committed lines of credit totaling $13,000,000, of which none was outstanding, $12,500,000 was available, and $500,000 was reserved for a letter of credit issued as security for a mortgage loan on an Income-producing property. The letter of credit has been extended until November 2002, at which time it may be used to pay down the mortgage loan if certain leasing requirements are not attained.

Cautionary statement regarding forward-looking statements.

     Certain statements contained or incorporated by reference in this Quarterly Report on Form 10-Q, including without limitation statements containing the words “believes,” “anticipates,” “expects,” and words of similar import, are forward-looking statements within the meaning of the federal securities laws. Such forward-looking statements involve known and unknown risks, uncertainties and other matters which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or uncertainties expressed or implied by such forward-looking statements. Many such risks, uncertainties and other matters are beyond the Company’s control. They include, but are not limited to, the possibility of not achieving projected backlog revenues or not realizing earnings from such revenues, the potential impact of factors beyond the control of the Company on future revenues and costs related to the Construction Segment, the timing and amount of earnings recognition related to the possible sale of real estate properties held for sale, the timing and amount of possible refinancings related to real estate properties, the level and volatility of interest rates, the potential loss of a significant customer, and the deterioration in the financial stability of an anchor tenant or significant customer.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     As of July 31, 2001, in connection with the contract to sell the Company’s shopping center in Englewood, Florida (See Note 5 to the Company’s Consolidated Financial Statements), approximately $12.3 million of related fixed rate debt would be repaid in the current fiscal year upon the completion of the sale. As of April 30, 2001, approximately $12.2 million of this debt was expected to mature in 2003.

     There have been no other material changes since April 30, 2001.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  The Registrant has not filed any reports on Form 8-K during the quarter ended July 31, 2001.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ABRAMS INDUSTRIES, INC.

(Registrant)

Date: September 13, 2001	/s/ Alan R. Abrams

Alan R. Abrams

Chief Executive Officer

Date: September 13, 2001	/s/ Melinda S. Garrett

Melinda S. Garrett

Chief Financial Officer