Form 10-Q
period 2001-10-31
ABRAMS INDUSTRIES INC
filed 2001-12-13
CIK 1923

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
QUARTERLY REPORT

Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934

For the Quarter Ended October 31, 2001	Commission File No. 0-10146

ABRAMS INDUSTRIES, INC.
(Exact name of Registrant as specified in its charter)

Georgia	58-0522129

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Yes [X] No [   ]

The number of shares of $1.00 par value Common Stock of the Registrant outstanding as of November 30, 2001, was 2,920,609.

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ABRAMS INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	October 31, 2001	April 30, 2001

ASSETS

CURRENT ASSETS

Cash and cash equivalents (note 3)	$6,146,744	$11,448,750

Receivables (note 2)	22,543,855	15,510,253

Less: Allowance for doubtful accounts	(973,777)	(961,461)

Costs and earnings in excess of billings	1,310,635	1,483,195

Property held for sale (note 5)	12,864,946	33,404

Deferred income taxes	864,036	786,460

Other	944,147	785,799

Total current assets	43,700,586	29,086,400

INCOME-PRODUCING PROPERTIES, net	26,319,820	26,712,359

PROPERTY, PLANT AND EQUIPMENT, net	766,124	1,284,689

REAL ESTATE HELD FOR FUTURE SALE OR DEVELOPMENT (note 6)	23,562,661	36,100,308

OTHER ASSETS
Intangible assets, net (note 10)	2,198,458	1,220,147

Goodwill (notes 9 & 10)	1,741,831	—

Other	3,322,990	3,215,782

	$101,612,470	$97,619,685

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES

Trade and subcontractors payables	$14,511,706	$8,803,760

Billings in excess of costs and earnings	2,029,497	1,506,766

Accrued expenses	2,668,946	3,720,661

Net liabilities of discontinued operations (note 3)	—	1,903,375

Current maturities of long-term debt (note 5)	13,831,769	1,709,490

Total current liabilities	33,041,918	17,644,052

DEFERRED INCOME TAXES	3,495,986	3,372,824

OTHER LIABILITIES	4,034,229	3,916,647

MORTGAGE NOTES PAYABLE, less current maturities (note 5)	20,351,191	32,915,932

OTHER LONG-TERM DEBT, less current maturities	16,841,876	17,264,687

Total liabilities	77,765,200	75,114,142

SHAREHOLDERS’ EQUITY

Common stock, $1 par value; authorized 5,000,000 shares; 3,049,439 issued and 2,920,709 outstanding in October 2001, 3,041,039 issued and 2,943,303 outstanding in April 2001	3,049,439	3,041,039

Additional paid-in capital	2,120,502	2,097,315

Deferred stock compensation	(36,073)	(75,094)

Retained earnings	19,321,772	17,930,914

	24,455,640	22,994,174

Less cost of treasury stock	608,370	488,631

Total shareholders’ equity	23,847,270	22,505,543

	$101,612,470	$97,619,685

See accompanying notes to consolidated financial statements.

ABRAMS INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	SECOND QUARTER ENDED		FIRST SIX MONTHS ENDED
	OCTOBER 31,		OCTOBER 31,

	2001	2000	2001	2000

REVENUES

Construction	$28,979,970	$50,415,128	$64,905,126	$98,025,853

Real estate	3,188,194	3,050,763	6,428,045	6,225,186

Energy management	796,616	—	1,615,928	—

	32,964,780	53,465,891	72,949,099	104,251,039

Interest	43,250	127,132	127,509	256,437

Other	28,709	11,825	42,623	23,281

	33,036,739	53,604,848	73,119,231	104,530,757

COSTS AND EXPENSES

Applicable to REVENUES—

Construction	28,215,507	46,917,840	63,115,704	92,040,379

Rental property operating expenses, excluding interest	1,632,269	1,783,143	3,257,585	3,378,008

Energy management	433,995	—	849,364	—

	30,281,771	48,700,983	67,222,653	95,418,387

Selling, general and administrative
Construction	810,802	1,679,936	1,546,794	2,696,147

Real estate	105,033	224,365	243,954	640,874

Energy management	336,767	—	647,325	—

Parent	629,500	643,254	1,355,307	1,270,556

	1,882,102	2,547,555	3,793,380	4,607,577

Interest	1,117,222	1,285,590	2,269,686	2,578,454

	33,281,095	52,534,128	73,285,719	102,604,418

EARNINGS (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(244,356)	1,070,720	(166,488)	1,926,339

INCOME TAX EXPENSE	(98,000)	421,000	(72,000)	754,000

EARNINGS (LOSS) FROM CONTINUING OPERATIONS	(146,356)	649,720	(94,488)	1,172,339

DISCONTINUED OPERATIONS (note 3)

Earnings from discontinued operations, adjusted for applicable income tax expense of $1,056,000, $59,000, $1,056,000, and $81,000, respectively	1,720,749	92,756	1,720,749	130,237

NET EARNINGS	$1,574,393	$742,476	$1,626,261	$1,302,576

NET EARNINGS (LOSS) PER SHARE FROM:

Continuing Operations-Basic and Diluted	$(.05)	$.22	$(.03)	$.40

Discontinued Operations-Basic and Diluted	.59	.03	.59	.04

NET EARNINGS PER SHARE-BASIC AND DILUTED	$.54	$.25	$.56	$.44

DIVIDENDS PER SHARE	$.04	$.04	$.08	$.08

WEIGHTED AVERAGE SHARES OUTSTANDING	2,928,627	2,935,451	2,935,776	2,935,903

See accompanying notes to consolidated financial statements.

ABRAMS INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	SIX MONTHS ENDED OCTOBER 31,

	2001	2000

Cash flows from operating activities:

Net income	$1,626,261	$1,302,576

Adjustments to reconcile net income to net cash used in operating activities:

Discontinued operations, net of tax	(1,221,731)	671,625

Depreciation and amortization	1,173,143	1,579,338

Changes in assets and liabilities:

Receivables, net	(7,084,517)	(9,341,189)

Costs and earnings in excess of billings	172,560	(2,235,877)

Other current assets	124,687	67,494

Other assets	(125,429)	(281,282)

Trade and subcontractors payable	5,707,946	5,895,881

Accrued expenses	(1,954,330)	(1,204,993)

Billings in excess of costs and earnings	522,731	1,125,601

Other liabilities	30,269	101,997

Net cash used in operating activities	(1,028,410)	(2,318,829)

Cash flows from investing activities:

Additions to properties, property, plant and equipment, net	(69,799)	(276,744)

Changes in intangible assets	(31,661)

Acquisition, net of cash acquired	(2,971,663)	—

Repayments received on notes receivable	67,732	62,464

Net cash used in investing activities	(3,005,391)	(214,280)

Cash flows from financing activities:

Debt repayments	(921,962)	(603,306)

Repurchase of capital stock	(110,839)	(14,833)

Cash dividends	(235,404)	(234,908)

Net cash used in financing activities	(1,268,205)	(853,047)

Net decrease in cash and cash equivalents	(5,302,006)	(3,386,156)

Cash and cash equivalents at beginning of period	11,448,750	7,268,974

Cash and cash equivalents at end of period	$6,146,744	$3,882,818

Supplemental disclosure of noncash investing activities:

Transfer of Real estate held for future development or sale to Property held for sale	$12,831,542	$—

Transfer of Property to Real estate held for future development or sale	$321,710	$—

Supplemental schedule of cash flow information Interest paid, net of amounts capitalized	$2,124,627	$2,475,279

Income taxes paid (refunded), net	$143,452	$(198,856)

See accompanying notes to consolidated financial statements.

ABRAMS INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2001, AND APRIL 30, 2001
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

NOTE 3. DISCONTINUED OPERATIONS

     During the quarter ended January 31, 2000, the Board of Directors of the Company decided to discontinue the operations of the Manufacturing Segment. The remaining assets and liabilities of the Manufacturing Segment were consolidated and presented as Net liabilities of discontinued operations on the Consolidated Balance Sheet at April 30, 2001, which included a $2.76 million deferred gain, a current liability, related to the amount awarded to the Company in connection with the Georgia World Congress Center Authority’s condemnation of the Company’s former manufacturing facility. The award was under appeal by both parties at April 30, 2001, and was settled in October 2001. Earnings from discontinued operations for the quarter and six-month period ended October 31, 2001, represent the gain related to the condemnation.

     At October 31, 2001, Cash on the Consolidated Balance Sheet includes $526,345 formerly included in discontinued operations.

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

For the Quarter Ended October 31, 2001	Construction	Real Estate	Energy Management	Parent	Eliminations	Consolidated

Revenues from unaffiliated customers	$28,979,970	$3,188,194	$796,616	$—	$—	$32,964,780

Interest and other income	8,092	58,180	—	48,921	(43,234)	71,959

Intersegment revenue	—	122,845	—	—	(122,845)	—

Total revenues from continuing operations	$28,988,062	$3,369,219	$796,616	$48,921	$(166,079)	$33,036,739

Earnings (loss) from continuing operations before income taxes	$(107,620)	$519,478	$23,600	$(659,315)	$(20,499)	$(244,356)

For the Quarter Ended October 31, 2000	Construction	Real Estate	Energy Management	Parent	Eliminations	Consolidated

Revenues from unaffiliated customers	$50,415,128	$3,050,763	$—	$—	$—	$53,465,891

Interest and other income	45,303	90,339	—	3,315	—	138,957

Intersegment revenue	—	86,649	—	—	(86,649)	—

Total revenues from continuing operations	$50,460,431	$3,227,751	$—	$3,315	$(86,649)	$53,604,848

Earnings (loss) from continuing operations before income taxes	$1,800,329	$(66,660)	$—	$(674,561)	$11,612	$1,070,720

For the Six Months Ended October 31, 2001	Construction	Real Estate	Energy Management	Parent	Eliminations	Consolidated

Revenues from unaffiliated customers	$64,905,126	$6,428,045	$1,615,928	$—	$—	$72,949,099

Interest and other income	50,598	103,779	—	106,375	(90,620)	170,132

Intersegment revenue	—	243,148	—	—	(243,148)	—

Total revenues from continuing operations	$64,955,724	$6,774,972	$1,615,928	$106,375	$(333,768)	$73,119,231

Earnings (loss) from continuing operations before income taxes	$160,054	$1,007,786	$114,869	$(1,470,535)	$21,338	$(166,488)

For the Six Months Ended October 31, 2000	Construction	Real Estate	Energy Management	Parent	Eliminations	Consolidated

Revenues from unaffiliated customers	$98,025,853	$6,225,186	$—	$—	$—	$104,251,039

Interest and other income	114,814	158,795	—	6,109	—	279,718

Intersegment revenue	—	171,539	—	—	(171,539)	—

Total revenues from continuing operations	$98,140,667	$6,555,520	$—	$6,109	$(171,539)	$104,530,757

Earnings (loss) from continuing operations before income taxes	$3,269,368	$(38,172)	$—	$(1,327,532)	$22,675	$1,926,339

NOTE 5. PROPERTY HELD FOR SALE

     During the quarter ended October 31, 2001, the Company entered into an agreement to sell, at a gain, its shopping center in Englewood, Florida. The Company currently anticipates completing the sale during this fiscal year. As of October 31, 2001, the book basis of the property, $12.5 million, has been reclassified as a current asset in Property held for sale; the related mortgage debt, $12.3 million, has been reclassified as a current liability in Current maturities of long-term debt. The results of operations for the property are summarized below:

	SECOND QUARTER ENDED		FIRST SIX MONTHS ENDED
	OCTOBER 31,		OCTOBER 31,

	2001	2000	2001	2000

Revenues	$465,433	$466,325	$931,771	$931,565

Operating expenses, including depreciation for the quarter and six-month period ended October 31, 2000, and interest	429,051	491,096	831,879	936,393

Results of operations	$36,382	$(24,771)	$99,892	$(4,828)

     Also, included in Property held for sale at October 31, 2001, was the book basis of an outlot at the Company’s shopping center in North Ft. Myers, Florida. The outlot was sold at a gain in November 2001.

NOTE 6. REAL ESTATE HELD FOR FUTURE SALE OR DEVELOPMENT

     As of October 31, 2001, the Company’s shopping center, five outlots and expansion land in North Ft. Myers, Florida, were held for sale. The net book value of all of the combined property was $22.1 million. The results of operations for the property are summarized below:

	SECOND QUARTER ENDED		FIRST SIX MONTHS ENDED
	OCTOBER 31,		OCTOBER 31,

	2001	2000	2001	2000

Revenues	$653,128	$636,028	$1,304,943	$1,282,410

Operating expenses, including depreciation for the quarter and six-month period ended October 31, 2000, and interest	398,077	671,355	805,364	1,260,738

Results of operations	$255,051	$(35,327)	$499,579	$21,672

NOTE 7. EARNINGS PER SHARE

     Basic earnings per share are computed by dividing net earnings by the weighted average shares outstanding during the reporting period. In May 2001, the Company issued 150,616 incentive stock options with an exercise price of $4.00 per share to certain employees. The options issued are not currently dilutive.

NOTE 8. NEW ACCOUNTING PRONOUNCEMENTS

     During June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 141, “Business Combinations” (“SFAS 141”). Under the provisions of SFAS 141, all business combinations initiated after June 30, 2001, must be accounted for using the purchase method of accounting. The adoption of SFAS 141 is not expected to have a material impact on the Company’s financial statements.

     Also during June 2001, the FASB issued Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). Under the provisions of SFAS 142, there will be no amortization of goodwill and other intangible assets that have indefinite useful lives. Instead, these assets must be tested for impairment annually and when events or changes in circumstances indicate that impairment may have occurred. The Company has elected to adopt SFAS 142 as of May 1, 2001, and therefore goodwill and a trademark with an indefinite useful life acquired in the transaction described below have not been amortized.

     During August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). SFAS 144 supercedes FASB Statement No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of.” In addition, SFAS 144 supercedes the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” for segments of a business to be disposed of. SFAS 144 addresses the treatment of assets held for sale or to be otherwise disposed of, the evaluation of impairment for long-lived assets, and the reporting of discontinued operations. The provisions of SFAS 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001. The Company is currently evaluating the impact of SFAS 144.

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

     The following table displays the consolidated unaudited current results for the quarter and six-month period ended October 31, 2001, and the consolidated unaudited proforma results for the quarter and six-month period ended October 31, 2000, as if the acquisition had been completed on May 1, 2000:

	SECOND QUARTER ENDED		FIRST SIX MONTHS ENDED
	OCTOBER 31,		OCTOBER 31,

	2001	2000	2001	2000
	(actual)	(proforma)	(actual)	(proforma)

Revenues	$33,036,739	$54,306,167	$73,119,231	$105,933,395

Net earnings	$1,574,393	$806,202	$1,626,261	$1,430,028

Net earnings per share	$.54	$.27	$.56	$.49

NOTE 10. GOODWILL AND OTHER INTANGIBLE ASSETS

     The following table illustrates the treatment of acquired intangible assets as of October 31, 2001:

Gross Carrying
Amount

Amortized intangible assets

Computer-based work management products	$856,113

Other	28,660

$884,773

Unamortized intangible assets

Goodwill	$1,741,831

Trademark	315,261

$2,057,092

     The gross carrying amounts and accumulated amortization for all of the Company’s intangible assets as of October 31, 2001, are as follows:

	Gross Carrying	Accumulated
	Amount	Amortization

Amortized intangible assets

Computer-based work management products	$856,114	$95,038

Computer software	304,956	212,549

Real estate lease costs	1,235,283	642,071

Deferred loan costs	819,875	410,600

Other	28,660	1,433

	$3,244,888	$1,361,691

Unamortized intangible assets

Goodwill	$1,741,831

Trademark	315,261

	$2,057,092

Aggregate amortization expense for all amortized intangible assets:

For the quarter ended October 31, 2001	$149,473

For the six months ended October 31, 2001	$284,462

Estimated amortization expense for all amortized intangible assets:

For the year ended April 30, 2003	$448,647

For the year ended April 30, 2004	$361,346

For the year ended April 30, 2005	$289,446

For the year ended April 30, 2006	$190,304

For the year ended April 30, 2007	$85,184

     As the acquisition which resulted in the recording of goodwill occurred during the current fiscal year, no goodwill or resulting amortization was recorded in the previous fiscal year, and therefore no proforma amounts are required to provide comparability.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Changes in CONSOLIDATED BALANCE SHEETS between April 30, 2001, and October 31, 2001.

     Accounts receivable increased by $7,033,602, Billings in excess of costs and earnings increased by $522,731, and Trade and subcontractors payable increased by $5,707,946, primarily because of the timing of the submission and payment of invoices for construction work performed.

     Property held for sale increased by $12,831,542 and Real estate held for future development or sale decreased by $12,537,647, primarily as a result of the reclassification of the shopping center in Englewood, Florida, and an outlot at the shopping center in North Ft. Myers, Florida, as contracts have been executed for the sale of these properties. See Note 5 to the Consolidated Financial Statements.

     Accrued expenses decreased by $1,051,715, primarily due to the payment of year-end accruals.

     Current maturities of long-term debt increased by $12,122,279 and Mortgage notes payable decreased by $12,564,741, primarily due to the reclassification of the mortgage debt related to the shopping center in Englewood, Florida, in connection with its planned sale, as discussed above.

Results of operations of second quarter and first six months of fiscal 2002 compared to second quarter and first six months of fiscal 2001.

REVENUES from Continuing Operations

     For the second quarter 2002, Consolidated REVENUES from continuing operations, including Interest income and Other income, and net of intersegment eliminations, were $33,036,739, compared to $53,604,848 for the second quarter 2001, a decrease of 38%. For the first six months of fiscal 2002, Consolidated REVENUES from continuing operations were $73,119,231, compared to $104,530,757 for the first six months of fiscal 2001, a decrease of 30%.

     The figures in Chart A are Segment revenues from continuing operations, net of Intersegment eliminations, and do not include Interest income or Other income.

CHART A
REVENUE FROM CONTINUING OPERATIONS SUMMARY BY SEGMENT
(Dollars in Thousands)

	Second Quarter Ended				Six Months Ended
	October 31		Amount	Percent	October 31,		Amount	Percent
			Increase	Increase			Increase	Increase
	2001	2000	(Decrease)	(Decrease)	2001	2000	(Decrease)	(Decrease)

Construction(1)	$28,980	$50,415	$(21,435)	(43)	$64,905	$98,026	$(33,121)	(34)

Real Estate	3,188	3,051	137	4	6,428	6,225	203	3

Energy Management(2)	797	—	797	—	1,616	—	1,616	—

	$32,965	$53,466	$(20,501)	(38)	$72,949	$104,251	$(31,302)	(30)

NOTES TO CHART A

(1)	REVENUES for the second quarter and first six months 2002 were lower than those of the same periods of 2001, primarily due to a reduction in the number of construction jobs available, which is the result of a decrease or elimination of current capital spending by most of the Construction Segment’s existing customers. The Company anticipates this trend will continue in the short-term. During fiscal 2002, however, the Construction Segment has added several new institutional customers who already have awarded jobs to the Company, as it continues its efforts to expand and diversify its customer base.

(2)	The Energy Management Segment was formed in May 2001. See Note 9 to the Consolidated Financial Statements.

     The following table indicates the backlog of contracts and rental income for the next twelve months by industry segment.

	October 31,

	2001	2000

Construction (1)	$23,890,000	$43,877,000

Real Estate-rental income (2)	9,761,000	11,255,000

Real Estate-sales	15,465,000	—

Energy Management (3)	555,000	—

Total Backlog	$49,671,000	$55,132,000

(1)	See Note 1 to Chart A above.

(2)	Backlog decreased due to the anticipated sale of the Englewood, Florida, shopping center. See Note 5 to the Consolidated Financial Statements.

(3)	Any Energy Management contracts that can be cancelled with less than one year’s notice are not included in backlog. As of October 31, 2001, such contracts total $1.229 million in potential revenue over the next twelve months, assuming cancellation provisions are not invoked.

COSTS AND EXPENSES: Applicable to REVENUES from Continuing Operations

     As a percentage of total Segment REVENUES from Continuing Operations (See Chart A) for the second quarter 2002 and 2001, the total applicable COSTS AND EXPENSES (See Chart B) were 92% and 91%, respectively. As a percentage of total Segment REVENUES from Continuing Operations (See Chart A) for the first six months 2002 and 2001, the total applicable COSTS AND EXPENSES were 92% for both periods.

  The figures in Chart B are net of Intersegment eliminations.

CHART B
COSTS AND EXPENSES APPLICABLE TO REVENUES
FROM CONTINUING OPERATIONS SUMMARY BY SEGMENT
(Dollars in Thousands)

			Percent of Segment				Percent of Segment
			Revenues For				Revenues For
	Second Quarter Ended		Second Quarter Ended		Six Months Ended		Six Months Ended
	October 31,		October 31,		October 31,		October 31,

	2001	2000	2001	2000	2001	2000	2001	2000

Construction(1)	$28,216	$46,918	97	93	$63,116	$92,040	97	94

Real Estate	1,632	1,783	51	58	3,258	3,378	51	54

Energy Management(2)	434	—	54	—	849	—	53	—

	$30,282	$48,701	92	91	$67,223	$95,418	92	92

NOTES TO CHART B

(1)	The increase in the percentage of COSTS AND EXPENSES: Applicable to REVENUES for second quarter and first six months 2002 compared to the same period of 2001 was primarily attributable to intense competitive pressure on margins, which is a result of a significant decrease in the number of potentially available construction jobs due to the decline or absence of current capital spending by the Company’s customers. In addition, costs have increased due to certain subcontractors’ defaults on their contractual obligations.

(2)	The Energy Management Segment was formed in May 2001. See Note 9 to the Consolidated Financial Statements.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
FROM CONTINUING OPERATIONS

     For the second quarter 2002 and 2001, Selling, general and administrative expenses from continuing operations, net of intersegment eliminations, were $1,882,102 and $2,547,555, respectively. As a percentage of Consolidated REVENUES from Continuing Operations, these expenses were 6% and 5%, respectively. For the first six months 2002 and 2001, Selling, general and administrative expenses from continuing operations, net of intersegment eliminations, were $3,793,380 and $4,607,577, respectively. As a percentage of Consolidated REVENUES from Continuing Operations, these expenses were 5% and 4%, respectively. In reviewing Chart C, the reader should recognize that the volume of revenues generally will affect the amounts and percentages. The percentages in Chart C are based upon expenses as they relate to Segment REVENUES from Continuing Operations (Chart A), except that Parent and Total expenses relate to Consolidated REVENUES from Continuing Operations.

CHART C
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
FROM CONTINUING OPERATIONS BY SEGMENT
(Dollars in Thousands)

			Percent of Segment				Percent of Segment
			Revenues For				Revenues For
	Second Quarter Ended		Second Quarter Ended		Six Months Ended		Six Months Ended
	October 31,		October 31,		October 31,		October 31,

	2001	2000	2001	2000	2001	2000	2001	2000

Construction(1)	$811	$1,680	3	3	$1,547	$2,696	2	3

Real Estate(2)	105	225	3	7	244	641	4	10

Energy Management(3)	337	—	42	—	647	—	40	—

Parent	629	643	2	1	1,355	1,271	2	1

	$1,882	$2,548	6	5	$3,793	$4,608	5	4

NOTES TO CHART C

(1)	On a dollar basis, Selling, general and administrative expenses were lower for second quarter and first six months 2002 compared to the same periods of 2001 primarily because of a decrease in incentive compensation costs.

(2)	On a dollar and percentage basis, Selling, general and administrative expenses were lower for second quarter and first six months 2002 compared to the same periods of 2001 primarily due to a decrease in personnel costs associated with the Company’s outsourcing of its asset and property management functions.

(3)	The Energy Management Segment was formed in May 2001. See Note 9 to the Consolidated Financial Statements.

Liquidity and capital resources.

     Between April 30, 2001, and October 31, 2001, working capital decreased by $783,680. Operating activities used cash of $1,028,410. Investing activities used cash of $3,005,391. Financing activities used cash of $1,268,205.

     At October 31, 2001, the Company and its subsidiaries had available unsecured committed lines of credit totaling $12,000,000, of which none was outstanding, $11,500,000 was available, and $500,000 was reserved for a letter of credit issued as security for a mortgage loan on an Income-producing property. The letter of credit has been extended until November 2002, at which time it may be used to pay down the mortgage loan if certain leasing requirements are not attained.

Cautionary statement regarding forward-looking statements.

     Certain statements contained or incorporated by reference in this Quarterly Report on Form 10-Q, including without limitation statements containing the words “believes,” “anticipates,” “expects,” and words of similar import, are forward-looking statements within the meaning of the federal securities laws. Such forward-looking statements involve known and unknown risks, uncertainties and other matters which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or uncertainties expressed or implied by such forward-looking statements. Many such risks, uncertainties and other matters are beyond the Company’s control. They include, but are not limited to: the possibility of not achieving projected backlog revenues or not realizing earnings from such revenues; the potential impact of factors beyond the control of the Company on future revenues and costs; changes in laws and regulations, including changes in accounting standards; the timing and amount of earnings recognition related to the possible sale of real estate properties held for sale; delays in customer orders; the timing and amount of possible refinancings related to real estate properties; the level and volatility of interest rates; the potential loss of a significant customer; and the deterioration in the financial stability of an anchor tenant, significant subcontractor or significant customer.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     As of October 31, 2001, in connection with the contract to sell the Company’s shopping center in Englewood, Florida (See Note 5 to the Company’s Consolidated Financial Statements), approximately $12.3 million of related fixed rate debt would be repaid in the current fiscal year upon the completion of the sale. As of April 30, 2001, approximately $12.2 million of this debt was expected to mature in fiscal 2003.

     In October 2001, the maturity dates of the loans related to the Company’s shopping center in North Ft. Myers, Florida, and office building in Atlanta, Georgia, were extended to February 2003. Prior to that date, the Company plans to refinance the office building loan and sell the shopping center or refinance its loan.

     There have been no other material changes since April 30, 2001.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     At the Company’s Annual Meeting, held on August 22, 2001, the shareholders voted upon and approved the Nominees for the Board of Directors. The voting was as follows:

DIRECTORS	VOTES FOR	VOTES WITHHELD

Alan R. Abrams	2,660,408	14,900

David L. Abrams	2,660,408	14,900

Edward M. Abrams	2,660,408	14,900

J. Andrew Abrams	2,660,408	14,900

Paula Lawton Bevington	2,660,308	15,000

Gilbert L. Danielson	2,660,408	14,900

Melinda S. Garrett	2,660,308	15,000

Robert T. McWhinney, Jr.	2,660,408	14,900

B. Michael Merritt	2,660,308	15,000

L. Anthony Montag	2,660,408	14,900

Felker W. Ward, Jr.	2,660,308	15,000

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	The Registrant has filed the following report on Form 8-K during the quarter ended October 31, 2001:

Form 8-K filed October 30, 2001, to report Changes in Registrant’s Certifying Accountant.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ABRAMS INDUSTRIES, INC.
(Registrant)

Date: December 12, 2001	/s/ Alan R. Abrams Alan R. Abrams Chief Executive Officer

Date: December 12, 2001	/s/ Melinda S. Garrett Melinda S. Garrett Chief Financial Officer