Form 10-Q
period 2002-01-31
ABRAMS INDUSTRIES INC
filed 2002-03-06
CIK 1923

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
QUARTERLY REPORT

Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934

For the Quarter Ended January 31, 2002	Commission File No. 0-10146

ABRAMS INDUSTRIES, INC.
(Exact name of Registrant as specified in its charter)

Georgia	58-0522129

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1945 The Exchange, Suite 300, Atlanta, Georgia 30339

(Address of principal executive offices)(Zip Code)

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

Yes [X]      No [  ]

The number of shares of $1.00 par value Common Stock of the Registrant outstanding as of February 28, 2002, was 2,910,179.

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ABRAMS INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	January 31, 2002	April 30, 2001

ASSETS
CURRENT ASSETS
Cash and cash equivalents (note 3)	$5,081,878	$11,448,750
Receivables (note 2)	17,108,216	15,510,253
Less: Allowance for doubtful accounts	(982,357)	(961,461)
Costs and earnings in excess of billings	1,134,907	1,483,195
Property held for sale (note 5)	12,507,406	33,404
Deferred income taxes	864,036	786,460
Other	1,218,984	785,799

Total current assets	36,933,070	29,086,400

INCOME-PRODUCING PROPERTIES, net	26,392,092	26,712,359
PROPERTY, PLANT AND EQUIPMENT, net	696,722	1,284,689
REAL ESTATE HELD FOR FUTURE SALE OR DEVELOPMENT (note 6)	23,555,440	36,100,308
OTHER ASSETS
Intangible assets, net (note 10)	2,283,278	1,220,147
Goodwill (notes 9 & 10)	1,741,831	—
Other	2,678,196	3,215,782

	$94,280,629	$97,619,685

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Trade and subcontractors payables	$9,610,835	$8,803,760
Billings in excess of costs and earnings	1,297,844	1,506,766
Accrued expenses	953,207	3,720,661
Net liabilities of discontinued operations (note 3)	—	1,903,375
Current maturities of long-term debt (note 5)	13,787,995	1,709,490

Total current liabilities	25,649,881	17,644,052

DEFERRED INCOME TAXES	4,512,986	3,372,824
OTHER LIABILITIES	3,911,796	3,916,647
MORTGAGE NOTES PAYABLE, less current maturities (note 5)	20,165,897	32,915,932
OTHER LONG-TERM DEBT, less current maturities	16,550,239	17,264,687

Total liabilities	70,790,799	75,114,142

SHAREHOLDERS’ EQUITY
Common stock, $1 par value; authorized 5,000,000 shares; 3,054,439 issued and 2,912,279 outstanding in January 2002, 3,041,039 issued and 2,943,303 outstanding in April 2001	3,054,439	3,041,039
Additional paid-in capital	2,135,005	2,097,315
Deferred stock compensation	(24,854)	(75,094)
Retained earnings	18,984,566	17,930,914

	24,149,156	22,994,174
Less cost of treasury stock	659,326	488,631

Total shareholders’ equity	23,489,830	22,505,543

	$94,280,629	$97,619,685

See accompanying notes to consolidated financial statements.

ABRAMS INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	THIRD QUARTER ENDED		FIRST NINE MONTHS ENDED
	JANUARY 31,		JANUARY 31,

	2002	2001	2002	2001

REVENUES
Construction	$20,388,024	$23,883,137	$85,293,150	$121,908,990
Rental income	3,584,214	3,520,721	10,012,259	9,745,907
Real estate sales	465,000	—	465,000	—
Energy management	734,084	—	2,350,012	—

	25,171,322	27,403,858	98,120,421	131,654,897
Interest	25,919	102,753	153,428	359,190
Other	10,555	13,994	53,178	37,275

	25,207,796	27,520,605	98,327,027	132,051,362

COSTS AND EXPENSES
Applicable to REVENUES—
Construction	19,846,464	22,416,989	82,962,168	114,457,368
Rental property operating expenses, excluding interest	2,088,699	2,251,640	5,346,284	5,629,648
Cost of real estate sold	405,647	—	405,647	—
Energy management	508,757	—	1,358,121	—

	22,849,567	24,668,629	90,072,220	120,087,016

Selling, general and administrative
Construction	713,801	2,000,893	2,260,595	4,697,040
Real estate	141,252	328,331	385,206	969,205
Energy management	346,256	—	993,581	—
Parent	448,581	597,848	1,803,888	1,868,404

	1,649,890	2,927,072	5,443,270	7,534,649

Interest	1,109,776	1,329,972	3,379,462	3,908,426

	25,609,233	28,925,673	98,894,952	131,530,091

EARNINGS (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(401,437)	(1,405,068)	(567,925)	521,271
INCOME TAX EXPENSE (BENEFIT)	(181,268)	(544,000)	(253,268)	210,000

EARNINGS (LOSS) FROM CONTINUING OPERATIONS	(220,169)	(861,068)	(314,657)	311,271
DISCONTINUED OPERATIONS (note 3)
Earnings from discontinued operations, adjusted for applicable income tax expense of $0, $45,000, $1,056,000, and $126,000, respectively	—	75,326	1,720,749	205,563

NET EARNINGS (LOSS)	$(220,169)	$(785,742)	$1,406,092	$516,834

NET EARNINGS (LOSS) PER SHARE FROM:
Continuing Operations-Basic and Diluted	$(.08)	$(.29)	$(.11)	$.11
Discontinued Operations-Basic and Diluted	.00	.03	.59	.07

NET EARNINGS (LOSS) PER SHARE-BASIC AND DILUTED	$(.08)	$(.26)	$.48	$.18

DIVIDENDS PER SHARE	$.04	$.04	$.12	$.12

WEIGHTED AVERAGE SHARES OUTSTANDING	2,922,941	2,932,760	2,931,498	2,934,855

See accompanying notes to consolidated financial statements.

ABRAMS INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	NINE MONTHS ENDED JANUARY 31,

	2002	2001

Cash flows from operating activities:
Net income	$1,406,092	$516,834
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Adjustments related to discontinued operations, net of tax	(960,177)	909,452
Depreciation and amortization	1,717,491	2,265,338
Gain on sale of real estate	(59,353)	—
Loss on impairment (note 11)	32,952	—
Changes in assets and liabilities:
Receivables, net	(1,661,941)	5,074,575
Costs and earnings in excess of billings	348,288	573,549
Other current assets	(416,708)	(189,537)
Other assets	514,746	(219,052)
Trade and subcontractors payable	807,075	(2,941,661)
Accrued expenses	(2,648,068)	(2,654,074)
Billings in excess of costs and earnings	(208,922)	709,168
Other liabilities	(137,039)	77,740

Net cash (used in) provided by operating activities	(1,265,564)	4,122,332

Cash flows from investing activities:
Proceeds from sale of real estate	407,837	—
Additions to properties, property, plant and equipment, net	(420,212)	(364,970)
Changes in intangible assets	(221,502)	—
Acquisition, net of cash acquired	(2,971,663)	—
Repayments received on notes receivable	91,710	94,657

Net cash used in investing activities	(3,113,830)	(270,313)

Cash flows from financing activities:
Debt repayments	(1,470,948)	(911,531)
Deferred loan costs paid	(5,000)	(5,000)
Repurchase of capital stock	(159,097)	(53,330)
Cash dividends	(352,433)	(352,209)

Net cash used in financing activities	(1,987,478)	(1,322,070)

Net (decrease) increase in cash and cash equivalents	(6,366,872)	2,529,949
Cash and cash equivalents at beginning of period	11,448,750	7,268,974

Cash and cash equivalents at end of period	$5,081,878	$9,798,923

Supplemental disclosure of noncash investing activities:
Transfer of real estate held for future development or sale to property held for sale	$12,522,944	$—

Transfer of property to real estate held for future development or sale	$321,710	$—

Supplemental schedule of cash flow information
Interest paid, net of amounts capitalized	$3,095,571	$3,662,619

Income taxes paid, net of refunds	$164,907	$203,255

See accompanying notes to consolidated financial statements.

ABRAMS INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2002, AND APRIL 30, 2001
(UNAUDITED)

NOTE 1. UNAUDITED STATEMENTS

     The accompanying unaudited consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principles, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, the accompanying financial statements contain all adjustments, consisting of normal recurring accruals that are necessary for a fair statement of the results for the interim periods presented. These financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report to Shareholders for the year ended April 30, 2001. Results of operations for interim periods are not necessarily indicative of annual results.

NOTE 2. RECEIVABLES

     All net contract and trade receivables are expected to be collected within one year.

NOTE 3. DISCONTINUED OPERATIONS

     During the quarter ended January 31, 2000, the Board of Directors of the Company decided to discontinue the operations of the Manufacturing Segment. The remaining assets and liabilities of the Manufacturing Segment were consolidated and presented as Net liabilities of discontinued operations on the Consolidated Balance Sheet at April 30, 2001, which included a $2.76 million deferred gain, a current liability, related to the amount awarded to the Company in connection with the Georgia World Congress Center Authority’s condemnation of the Company’s former manufacturing facility. The award still was under appeal by both parties at April 30, 2001, but was settled in October 2001. Earnings from discontinued operations for the nine-month period ended January 31, 2002, represent the gain related to the condemnation.

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

			Energy
For the Quarter Ended January 31, 2002	Construction	Real Estate	Management	Parent	Eliminations	Consolidated

Revenues from unaffiliated customers	$20,388,024	$4,049,214	$734,084	$—	$—	$25,171,322
Interest and other income	6,766	28,175	—	3,234	(1,701)	36,474
Intersegment revenue	—	115,245	—	—	(115,245)	—

Total revenues from continuing operations	$20,394,790	$4,192,634	$734,084	$3,234	$(116,946)	$25,207,796

Earnings (loss) from continuing operations before income taxes	$(230,878)	$450,733	$(122,200)	$(542,226)	$43,134	$(401,437)

			Energy
For the Quarter Ended January 31, 2001	Construction	Real Estate	Management	Parent	Eliminations	Consolidated

Revenues from unaffiliated customers	$23,883,137	$3,520,721	$—	$—	$—	$27,403,858
Interest and other income	48,609	45,240	—	22,898	—	116,747
Intersegment revenue	25,039	95,807	—	—	(120,846)	—

Total revenues from continuing operations	$23,956,785	$3,661,768	$—	$22,898	$(120,846)	$27,520,605

Earnings (loss) from continuing operations before income taxes	$(572,305)	$(255,220)	$—	$(593,266)	$15,723	$(1,405,068)

			Energy
For the Nine Months Ended January 31, 2002	Construction	Real Estate	Management	Parent	Eliminations	Consolidated

Revenues from unaffiliated customers	$85,293,150	$10,477,259	$2,350,012	$—	$—	$98,120,421
Interest and other income	57,364	131,954	—	23,359	(6,071)	206,606
Intersegment revenue	—	358,393	—	—	(358,393)	—

Total revenues from continuing operations	$85,350,514	$10,967,606	$2,350,012	$23,359	$(364,464)	$98,327,027

Earnings (loss) from continuing operations before income taxes	$(70,824)	$1,458,519	$(7,331)	$(2,099,011)	$150,722	$(567,925)

			Energy
For the Nine Months Ended January 31, 2001	Construction	Real Estate	Management	Parent	Eliminations	Consolidated

Revenues from unaffiliated customers	$121,908,990	$9,745,907	$—	$—	$—	$131,654,897
Interest and other income	163,423	204,035	—	29,007	—	396,465
Intersegment revenue	25,039	267,346	—	—	(292,385)	—

Total revenues from continuing operations	$122,097,452	$10,217,288	$—	$29,007	$(292,385)	$132,051,362

Earnings (loss) from continuing operations before income taxes	$2,697,063	$(293,392)	$—	$(1,920,798)	$38,398	$521,271

NOTE 5. PROPERTY HELD FOR SALE

     During the quarter ended October 31, 2001, the Company entered into an agreement to sell its shopping center in Englewood, Florida, which includes Kmart as one of its anchor tenants. During the current quarter, as speculation over a Kmart bankruptcy (see Note 11 to the Consolidated Financial Statements) increased, the buyer sought to renegotiate the terms of the contract for this sale. The Company did not agree to the proposed new terms of the contract, and the contract was terminated. The Company continues to market the center for sale. As of January 31, 2002, the book basis of the property, $12.5 million, has been classified as a current asset in Property held for sale; the related mortgage debt, $12.3 million, has been classified as a current liability in Current maturities of long-term debt. See “ITEM 2. Liquidity and capital resources” for further discussion regarding the debt on this property. The results of operations for the property are summarized below:

	THIRD QUARTER ENDED		FIRST NINE MONTHS ENDED
	JANUARY 31,		JANUARY 31,

	2002	2001	2002	2001

Revenues	$579,999	$553,633	$1,511,770	$1,485,198
Operating expenses, including depreciation only for the quarter and nine-month period ended January 31, 2001, and interest	506,171	567,378	1,338,050	1,503,771

Results of operations	$73,828	$(13,745)	$173,720	$(18,573)

NOTE 6. REAL ESTATE HELD FOR FUTURE SALE OR DEVELOPMENT

     As of January 31, 2002, the Company’s shopping center, five outlots and expansion land in North Ft. Myers, Florida, were held for sale. The net book value of all of the combined property was $22.1 million. The results of operations for the property are summarized below:

	THIRD QUARTER ENDED		FIRST NINE MONTHS ENDED
	JANUARY 31,		JANUARY 31,

	2002	2001	2002	2001

Revenues	$868,581	$824,041	$2,173,524	$2,106,451
Operating expenses, including depreciation for the quarter and nine-month period ended January 31, 2001, and interest (1)	527,316	892,614	1,332,680	2,153,352

Results of operations	$341,265	$(68,573)	$840,844	$(46,901)

(1)	Operating expenses for the third quarter and first nine months ended January 31, 2001, included interest expense of $334,127 and $1,003,598, respectively, and depreciation expense of $162,087 and $470,874, respectively. Operating expenses for the third quarter and first nine months ended January 31, 2002, included interest expense of $170,972 and $631,511, respectively. There was no depreciation expense in the third quarter or first nine months ended January 31, 2002.

NOTE 7. EARNINGS PER SHARE

     Basic earnings per share are computed by dividing net earnings by the weighted average shares outstanding during the reporting period. In May 2001, the Company issued 150,616 incentive stock options with an exercise price of $4.00 per share to certain employees. The options were not dilutive as of January 31, 2002.

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

     Also during June 2001, the FASB issued Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). Under the provisions of SFAS 142, there will be no amortization of goodwill and other intangible assets that have indefinite useful lives. Instead, these assets must be tested for impairment annually and when events or changes in circumstances indicate that impairment may have occurred. The Company elected to adopt SFAS 142 as of May 1, 2001, and therefore goodwill and a trademark with an indefinite useful life acquired in the transaction described in Note 9 to the Consolidated Financial Statements have not been amortized.

     During August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). SFAS 144 supercedes FASB Statement No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of.” In addition, SFAS 144 supercedes the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” for segments of a business to be disposed of. SFAS 144 addresses the treatment of assets held for sale or to be otherwise disposed of, the evaluation of impairment for long-lived assets, and the reporting of discontinued operations. The provisions of SFAS 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001. Under SFAS 144, beginning May 1, 2002, the Company will report any gains or losses recognized on sales of its real estate properties in discontinued operations. In addition, the results of operations of a property classified as held for sale will be reported in discontinued operations.

NOTE 9. ACQUISITION

     In May 2001, the Company acquired substantially all of the assets and employed all of the personnel of an energy management and engineering services company, Servidyne Systems, Inc., and acquired certain intellectual property from an affiliated company, Servidyne, Incorporated, for approximately $3.1 million, including the costs associated with completing the acquisition, in an all cash transaction (the “Servidyne transaction”). This acquisition was accounted for as a purchase, and accordingly, the purchase price was allocated to the underlying assets acquired and liabilities assumed, based upon their estimated fair market values as of the date of acquisition. The results of operations related to the acquired assets have been included in the Company’s financial statements since May 2001. Servidyne has offered its expertise, products and services to its institutional customers for more than 28 years. In pursuit of growth and improved shareholder returns, the Company will seek opportunities to leverage Servidyne’s reservoir of knowledge in order to assist the now combined customer base in making building infrastructures more efficient.

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

     The following table displays the consolidated unaudited current results for the quarter and nine-month period ended January 31, 2002, and the consolidated unaudited proforma results for the quarter and nine-month period ended January 31, 2001, as if the acquisition had been completed on May 1, 2000:

	THIRD QUARTER ENDED		FIRST NINE MONTHS ENDED
	JANUARY 31,		JANUARY 31,

	2002	2001	2002	2001
	(actual)	(proforma)	(actual)	(proforma)

Revenues	$25,207,796	$28,221,924	$98,327,027	$134,155,319
Net earnings	$(220,169)	$(722,016)	$1,406,092	$708,012
Net earnings per share	$(.08)	$(.25)	$.48	$.24

NOTE 10. GOODWILL AND OTHER INTANGIBLE ASSETS

     The following table illustrates the treatment of acquired intangible assets as of January 31, 2002:

Gross Carrying
Amount

Amortized intangible assets
Computer-based work management products	$856,113
Other	28,660

$884,773

Unamortized intangible assets
Goodwill	$1,741,831
Trademark	315,261

$2,057,092

     The gross carrying amounts and accumulated amortization for all of the Company’s intangible assets as of January 31, 2002, are as follows:

	Gross Carrying	Accumulated
	Amount	Amortization

Amortized intangible assets
Computer-based work management products	$856,114	$142,559
Computer software	304,956	229,416
Real estate lease costs	1,432,899	678,494
Deferred loan costs	819,875	421,867
Other	28,660	2,151

	$3,442,504	$1,474,487

Unamortized intangible assets
Goodwill	$1,741,831
Trademark	315,261

	$2,057,092

Aggregate amortization expense for all amortized intangible assets:
For the quarter ended January 31, 2002	$128,637
For the nine months ended January 31, 2002	$413,100

Estimated amortization expense for all amortized intangible assets for the fiscal year ended:
April 30, 2003	$465,999
April 30, 2004	$382,552
April 30, 2005	$310,652
April 30, 2006	$211,510
April 30, 2007	$106,390

     As the acquisition, which resulted in the recording of goodwill, occurred during the current fiscal year, no goodwill or resulting amortization was recorded in the previous fiscal year, and therefore no proforma amounts are required to provide comparability.

NOTE 11. KMART BANKRUPTCY

     On January 22, 2002, Kmart Corporation filed for protection under Chapter 11 of the U.S. Bankruptcy Code. The Real Estate Segment has no outstanding rental payments currently past due from Kmart. Four of the Company’s seven owned retail properties contain stores leased to Kmart, two of which are freestanding stores. All four of the Company’s owned Kmart stores are currently open and operating. Of the nine freestanding Kmart stores that the Company developed, sold, leased back, and then sub-leased to Kmart, seven of the locations are currently open and operating. The Company has received notification that pursuant to its rights under Chapter 11, Kmart has terminated its leases for the Louisville, Kentucky, and West St. Paul, Minnesota, leaseback properties. Both locations were closed stores and together generated approximately $80,000 in pre-tax earnings in fiscal 2001. As of January 31, 2002, the Company recognized an impairment loss of approximately $33,000 for capitalized costs related to the West St. Paul location. The Company had no capitalized cost basis in the Louisville property.

     The Bankruptcy Court has not provided the Company any further information as to whether any additional Kmart stores will be closed or which leases will be rejected or affirmed. Kmart has contacted the Company to request a reduction in rent for one leaseback location that is currently open. The Company has denied the request. This location generated approximately $54,000 in pre-tax earnings in fiscal 2001, and the Company has no capitalized costs related to this location.

     The Company has the right to terminate its interest in each of its leaseback properties without further liability.

     During the first two fiscal quarters ended October 31, 2001, the Company’s Construction Segment’s volume of work from Kmart declined to less than 0.4% of its total revenues compared to 2.0% for the prior fiscal year. The Company has earned no additional construction revenues from Kmart since October 31, 2001, and the Construction Segment has no uncollected Kmart receivables and no outstanding contracts to perform construction services for Kmart.

     The Company sees no negative impact on its Energy Management Segment related to the bankruptcy.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Changes in CONSOLIDATED BALANCE SHEETS between April 30, 2001, and January 31, 2002.

     Accounts receivable increased by $1,597,963 and Trade and subcontractors payable increased by $807,075, primarily because of the timing of the submission and payment of invoices for construction work performed.

     Property held for sale increased by $12,474,002 and Real estate held for future development or sale decreased by $12,544,868, primarily as a result of the reclassification of the shopping center in Englewood, Florida (see Note 5 to the Consolidated Financial Statements) and the sale of an outparcel in the Company’s shopping center in North Ft. Myers, Florida.

     Accrued expenses decreased by $2,767,454, primarily due to the payment of year-end accruals.

     Deferred income taxes increased by $1,140,162 due to the accrual of income tax expense related to the recognition of the gain on the sale of the Company’s former manufacturing facility (see Note 3 to the Consolidated Financial Statements). The Company has deferred the gain for income tax purposes under Internal Revenue Code Section 1033, which allows a deferral of the tax liability if the Company utilizes the proceeds of the condemnation to purchase other real estate within three years after the close of the fiscal year in which any part of the gain upon condemnation is realized.

     Current maturities of long-term debt increased by $12,078,505 and Mortgage notes payable decreased by $12,750,035, primarily due to the reclassification of the mortgage debt related to the shopping center in Englewood, Florida, as discussed above.

Results of operations of third quarter and first nine months of fiscal 2002 compared to third quarter and first nine months of fiscal 2001.

REVENUES from Continuing Operations

     For the third quarter 2002, Consolidated REVENUES from continuing operations, including Interest income and Other income, and net of intersegment eliminations, were $25,207,796, compared to $27,520,605 for the third quarter 2001, a decrease of 8%. For the first nine months of fiscal 2002, Consolidated REVENUES from continuing operations were $98,327,027, compared to $132,051,362 for the first nine months of fiscal 2001, a decrease of 26%.

     The figures in Chart A are Segment revenues from continuing operations, net of Intersegment eliminations, and do not include Interest income or Other income.

CHART A
REVENUE FROM CONTINUING OPERATIONS SUMMARY BY SEGMENT
(Dollars in Thousands)

	Third Quarter Ended				Nine Months Ended
	January 31,		Amount	Percent	January 31,		Amount	Percent
			Increase	Increase			Increase	Increase
	2002	2001	(Decrease)	(Decrease)	2002	2001	(Decrease)	(Decrease)

Construction(1)	$20,388	$23,883	$(3,495)	(15)	$85,293	$121,909	$(36,616)	(30)
Real Estate(2)	4,049	3,521	528	15	10,477	9,746	731	8
Energy Management(3)	734	—	734	—	2,350	—	2,350	—

	$25,171	$27,404	$(2,233)	(8)	$98,120	$131,655	$(33,535)	(25)

NOTES TO CHART A

(1)	REVENUES for the third quarter and first nine months 2002 were lower than those of the same periods of 2001, primarily due to a reduction in the number of construction jobs available, which is the result of a decrease or elimination of current capital spending by most of the Construction Segment’s existing customers. The Company anticipates this trend will continue in the short-term. During fiscal 2002, however, several new institutional customers have awarded jobs to the Construction Segment, as it continues its efforts to expand and diversify its customer base.

(2)	REVENUES for the third quarter and first nine months 2002 include the sale of an outparcel at the Company’s shopping center in North Ft. Myers, Florida. There were no real estate sales in the prior year.

(3)	The Energy Management Segment was formed in May 2001. See Note 9 to the Consolidated Financial Statements.

     The following table indicates the backlog of contracts and rental income for the next twelve months by industry segment.

	January 31,

	2002	2001

Construction (1)	$15,910,000	$33,145,000
Real Estate (2)	10,693,000	11,553,000
Energy Management (3)	531,000	—

Total Backlog	$27,134,000	$44,698,000

(1)	See Note 1 to Chart A above.

(2)	Included in the January 31, 2001, backlog is the rent related to the two Kmart leasebacks that were terminated (see Note 11 to the Consolidated Financial Statements), and the contract price for the pending sale of an outparcel.

(3)	Any Energy Management contracts that can be cancelled with less than one year’s notice are not included in backlog. As of January 31, 2002, such contracts total $1.282 million in potential revenue over the next twelve months, assuming cancellation provisions are not invoked.

COSTS AND EXPENSES: Applicable to REVENUES from Continuing Operations

     As a percentage of total Segment REVENUES from Continuing Operations (See Chart A) for the third quarter 2002 and 2001, the total applicable COSTS AND EXPENSES (See Chart B) were 91% and 90%, respectively. As a percentage of total Segment REVENUES from Continuing Operations (See Chart A) for the first nine months 2002 and 2001, the total applicable COSTS AND EXPENSES were 92% and 91%, respectively.

     The figures in Chart B are net of Intersegment eliminations.

CHART B
COSTS AND EXPENSES APPLICABLE TO REVENUES
FROM CONTINUING OPERATIONS SUMMARY BY SEGMENT
(Dollars in Thousands)

			Percent of Segment				Percent of Segment
			Revenues For				Revenues For
	Third Quarter Ended		Third Quarter Ended		Nine Months Ended		Nine Months Ended
	January 31,		January 31,		January 31,		January 31,

	2002	2001	2002	2001	2002	2001	2002	2001

Construction(1)	$19,847	$22,417	97	94	$82,962	$114,457	97	94
Real Estate	2,494	2,252	62	64	5,752	5,630	55	58
Energy Management(2)	509	—	69	—	1,358	—	58	—

	$22,850	$24,669	91	90	$90,072	$120,087	92	91

NOTES TO CHART B

(1)	The increase in the percentage of COSTS AND EXPENSES: Applicable to REVENUES for third quarter 2002 compared to the same period of 2001 was primarily due to defaults by two subcontractors on two jobs. These defaults and intense competitive pressure on margins, which is a result of a significant decrease in the number of potentially available construction jobs due to the decline or absence of current capital spending by the Company’s customers, resulted in the increase in the percentage for the first nine months 2002.

(2)	The Energy Management Segment was formed in May 2001. See Note 9 to the Consolidated Financial Statements.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
FROM CONTINUING OPERATIONS

     For the third quarter 2002 and 2001, Selling, general and administrative expenses from continuing operations, net of intersegment eliminations, were $1,649,890 and $2,927,072, respectively. As a percentage of Consolidated REVENUES from Continuing Operations, these expenses were 7% and 11%, respectively. For the first nine months 2002 and 2001, Selling, general and administrative expenses from continuing operations, net of intersegment eliminations, were $5,443,270 and $7,534,649, respectively. As a percentage of Consolidated REVENUES from Continuing Operations, these expenses were 6% for both periods. In reviewing Chart C, the reader should recognize that the volume of revenues generally will affect the amounts and percentages. The percentages in Chart C are based upon expenses as they relate to Segment REVENUES from Continuing Operations (Chart A), except that Parent and Total expenses relate to Consolidated REVENUES from Continuing Operations.

CHART C
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
FROM CONTINUING OPERATIONS
(Dollars in Thousands)

			Percent of Segment				Percent of Segment
			Revenues For				Revenues For
	Third Quarter Ended		Third Quarter Ended		Nine Months Ended		Nine Months Ended
	January 31,		January 31,		January 31,		January 31,

	2002	2001	2002	2001	2002	2001	2002	2001

Construction(1)	$714	$2,001	4	8	$2,260	$4,697	3	4
Real Estate(2)	141	328	3	9	385	969	4	10
Energy Management(3)	346	—	47	—	994	—	42	—
Parent	449	598	2	2	1,804	1,869	2	1

	$1,650	$2,927	7	11	$5,443	$7,535	6	6

NOTES TO CHART C

(1)	On a dollar basis, Selling, general and administrative expenses were lower for third quarter and first nine months 2002 compared to the same period of 2001 primarily because of a reserve taken in 2001 for receivables due from Montgomery Ward & Co., Incorporated, which filed a petition for bankruptcy under Chapter 11 of the U.S. Bankruptcy Code, and decreases in personnel and incentive compensation costs in 2002.

(2)	On a dollar and percentage basis, Selling, general and administrative expenses were lower for third quarter and first nine months 2002 compared to the same periods of 2001 primarily due to a decrease in personnel costs associated with the Company’s outsourcing of its asset and property management functions.

(3)	The Energy Management Segment was formed in May 2001. See Note 9 to the Consolidated Financial Statements.

Liquidity and capital resources.

     Between April 30, 2001, and January 31, 2002, working capital decreased by $159,159. Operating activities used cash of $1,265,564. Investing activities used cash of $3,113,830. Financing activities used cash of $1,987,478.

     At January 31, 2002, the Company and its subsidiaries had available unsecured committed lines of credit totaling $12,000,000, of which none was outstanding, $11,500,000 was available, and $500,000 was reserved for a letter of credit issued as security for a mortgage loan on an Income-producing property. The letter of credit has been extended until November 2002, at which time it may be used to pay down the mortgage loan if certain leasing requirements are not attained.

     As discussed in Note 5 to the Consolidated Financial Statements, the Company is marketing its shopping center in Englewood, Florida for sale. The $12.3 million related mortgage debt matures August 1, 2002. Although there can be no assurance that sufficient proceeds from a sale or refinancing will be available to pay off the loan before its maturity, the Company’s liability is limited to its interest in the property. Effective August 1, 2002, however, a subsidiary of the Company has guaranteed $1,000,000 of the debt if the loan has not been paid off prior to that date.

     In October 2001, the maturity dates of the loans related to the Company’s shopping center in North Ft. Myers, Florida, and corporate headquarters office building in Atlanta, Georgia, were extended to February 2003. The Company currently plans to refinance the office building loan and sell the shopping center or refinance its loan prior to that date. There can be no assurance that sufficient proceeds from such refinancings or sale will be available to pay off these respective loans on or before the due dates.

Cautionary statement regarding forward-looking statements.

     Certain statements contained or incorporated by reference in this Quarterly Report on Form 10-Q, including without limitation statements containing the words “believes,” “anticipates,” “expects,” and words of similar import, are forward-looking statements within the meaning of the federal securities laws. Such forward-looking statements involve known and unknown risks, uncertainties and other matters which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or uncertainties expressed or implied by such forward-looking statements. Many such risks, uncertainties and other matters are beyond the Company’s control. They include, but are not limited to: the impact of the Kmart Corporation bankruptcy; the possibility of not achieving projected backlog revenues or not realizing earnings from such revenues; the potential impact of factors beyond the control of the Company on future revenues and costs; changes in laws and regulations, including changes in accounting standards; the timing and amount of earnings recognition related to the possible sale of real estate properties held for sale; delays in customer orders; the timing and amount of possible refinancings related to real estate properties; the level and volatility of interest rates; the potential loss of a significant customer; and the deterioration in the financial stability of an anchor tenant, significant subcontractor or significant customer.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     See “ITEM 2. Liquidity and capital resources” for discussion regarding the debt on the Company’s shopping centers in Englewood, Florida, and North Ft. Myers, Florida, and its corporate headquarters office building in Atlanta, Georgia.

     There have been no other material changes since April 30, 2001.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	The Registrant has not filed any reports on Form 8-K during the quarter ended January 31, 2002.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ABRAMS INDUSTRIES, INC. (Registrant)

Date: March 5, 2002	/s/ Alan R. Abrams Alan R. Abrams Chief Executive Officer

Date: March 5, 2002	/s/ Melinda S. Garrett Melinda S. Garrett Chief Financial Officer