Form 10-K
period 2002-04-30
ABRAMS INDUSTRIES INC
filed 2002-07-23
CIK 1923

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
ANNUAL REPORT

Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934

For the fiscal year ended April 30, 2002

Commission file number 0-10146

ABRAMS INDUSTRIES, INC.
(Exact name of registrant as specified in its charter)

Georgia (State or other jurisdiction of incorporation or organization)	58-0522129 (I.R.S. Employer Identification No.)

1945 The Exchange, Suite 300, Atlanta, GA (Address of principal executive offices)	30339-2029 (Zip Code)

Registrant’s telephone number, including area code: (770) 953-0304

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of each class:	Name of each exchange on which registered:

None	None

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

YES       NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

The aggregate market value of the voting stock held by nonaffiliates of the registrant as of June 14, 2002, was $7,250,362. See Part III. The number of shares of Common Stock of the registrant outstanding as of June 14, 2002, was 2,909,079.

DOCUMENTS INCORPORATED BY REFERENCE

The information called for by Part III (Items 10, 11, 12, and 13) is incorporated herein by reference to the registrant’s definitive proxy statement for the 2002 Annual Meeting of Shareholders which is to be filed pursuant to Regulation 14A.

PART I

ITEM 1   BUSINESS

Abrams Industries, Inc. engages in (i) construction of retail and commercial projects; (ii) investment in income-producing properties, including acquisition, development, re-development and sale; and (iii) energy management. As used herein, the term “Company” refers to Abrams Industries, Inc. and its subsidiaries and predecessors, unless the context indicates otherwise, and the term “Parent” or “Parent Company” refers solely to Abrams Industries, Inc. Prior to fiscal year 2001, the Company engaged in the asset and property management of properties in which it had an ownership or leasehold interest.

         In May 2001, the Company created a third operating segment by acquiring the operating assets of another company. Abrams Power, Inc., through its subsidiary, Servidyne Systems, LLC, offers its U.S. and international institutional customers an array of state-of-the-art strategies to reduce energy consumption, labor, equipment maintenance, and capital costs in commercial buildings, using a comprehensive approach that combines its suite of specialized services, sophisticated energy efficiency products and engineering services.

         The Company was organized under Delaware law in 1960 to succeed to the business of A. R. Abrams, Inc., which was founded in 1925 by Alfred R. Abrams as a sole proprietorship. In 1984, the Company changed its state of incorporation from Delaware to Georgia.

         Financial information for the operating segments is set forth in Note 14 to the Consolidated Financial Statements of the Company.

         CONSTRUCTION SEGMENT

The Company, through its wholly owned subsidiary, Abrams Construction, Inc., has engaged in the construction business since 1925. Although the Company does work throughout much of the United States, it concentrates its activities principally in the southern and midwestern states. Construction activities consist primarily of new construction, expansion, and remodeling of retail store buildings, banks, shopping centers, warehouses, distribution centers, and other commercial buildings.

         Construction contracts are obtained by competitive bid and by negotiation. Generally, the Company purchases materials and services for its construction operations on a project-by-project basis.

         REAL ESTATE SEGMENT

The Company, through its wholly owned subsidiary, Abrams Properties, Inc., has engaged in real estate activities since 1960. Historically, these activities involved the acquisition, development, redevelopment, leasing, management, ownership, and sale of shopping centers, industrial facilities, and office buildings in the Southeast and Midwest. During fiscal 2001, the Company outsourced to third parties the asset and property management functions related to its real estate portfolio.

         The Company currently owns six shopping centers, four that the Company developed and two that it acquired. In June 2002, the Company sold its shopping center located in Englewood, Florida. This center was classified as Property held for sale as of April 30, 2002. See Notes 5 and 19 to the Consolidated Financial Statements of the Company. The remaining centers are held as long-term investments. See “ITEM 2. PROPERTIES — Owned Shopping Centers.” The Company is also currently lessee and sublessor of seven Company-developed shopping centers that were sold, leased back by the Company, and subleased to Kmart. See “ITEM 2. PROPERTIES — Leaseback Shopping Centers.” During fiscal 2002, pursuant to its filing for protection under Chapter 11 of the U.S. Bankruptcy Code, Kmart terminated its subleases for another two of the Company’s leasebacks. The Company subsequently terminated its leasehold interests in these two properties. See “ITEM 2. PROPERTIES.” The Company also owns a vacant former metal manufacturing facility located in Atlanta, Georgia, and two office properties. See “ITEM 2. PROPERTIES — Office Buildings.”

         ENERGY MANAGEMENT SEGMENT

In fiscal 2002, the Company began operations of a new segment, Energy Management, through its wholly owned subsidiary, Abrams Power, Inc. On May 9, 2001, the Company purchased substantially all of the assets of Servidyne Systems, Inc., an energy engineering and energy management company.

         The primary focus for the business is the continental United States, although the Company does perform services for some international customers. The Company assists its customers in reducing energy consumption and operating costs of commercial buildings by providing: (1) engineering services; (2) equipment maintenance and labor productivity management; and (3) utility cost management. Energy engineering contracts are primarily obtained through negotiations, but may also be obtained through competitive bids on larger proposals.

         EMPLOYEES AND EMPLOYEE RELATIONS

At April 30, 2002, the Company employed 89 salaried employees and 3 hourly employees. On its construction jobs, the Company utilizes local labor whenever practicable, paying the prevailing wage scale. The Company believes that its relations with its employees are good.

         SEASONAL NATURE OF BUSINESS

The Company’s business historically has been somewhat seasonal, with the Construction Segment affected by weather conditions and its retail customers’ store opening schedules. The Company’s exposure to weather conditions is limited to some extent by operating in several regions of the country, with substantial operations in the southern United States where favorable weather conditions prevail for most of the year. Generally, fewer retailers open stores in the winter months, and new store construction usually is scheduled to be completed prior to the winter season. The businesses of the Real Estate and Energy Management Segments are generally less seasonal.

         COMPETITION

The businesses of the Company are highly competitive. In the Construction Segment, the Company competes with a large number of national and local construction companies, many of which have greater financial resources than the Company or proprietary customer relationships. The Real Estate Segment also operates in a competitive environment, with numerous parties competing for available financing, properties, tenants and investors. The Energy Management Segment’s competition is widespread and ranges from multinational to local small businesses.

         PRINCIPAL CUSTOMERS

During fiscal 2002, the Company derived approximately 56% ($65,821,944) of its Consolidated revenues from continuing operations from direct transactions with The Home Depot, Inc. and approximately 18% ($21,461,660) from direct transactions with Academy Sports & Outdoors. These revenues resulted principally from construction activities. See Note 14 to the Consolidated Financial Statements of the Company. No other single customer accounted for 10% or more of the Company’s consolidated revenues during the year.

         Kmart is an anchor tenant in three of the Company’s six owned shopping centers and in seven leaseback locations. Of the approximately $13.2 million in rental revenues earned by the Real Estate Segment in fiscal 2002, approximately $4.9 million was attributable to Kmart Corporation, including approximately $523,000 from the Kmart store located in the Company’s shopping center in Englewood, Florida, which was sold in June 2002, and approximately $466,000 from the two leaseback locations that were terminated during 2002. See Note 18 to the Consolidated Financial Statements of the Company.

         BACKLOG

The following table indicates the backlog of contracts, expected rentals and real estate sales for the next twelve months by industry segment:

	April 30,	April 30,
	2002	2001

Construction-contracts (1)	$15,178,000	$55,565,000

Real Estate-rental income (2)	9,331,000	11,346,000

Real Estate-sales (2)	14,000,000	195,000

Energy Management- contracts (3)	519,000	–

Total Backlog	$39,028,000	$67,106,000

(1)	See Note 1 to Chart A under “ITEM 7. RESULTS OF OPERATIONS” concerning the decrease in backlog of Construction contracts.

(2)	Included in the backlog of Real Estate-rental income at April 30, 2001, is rent of approximately $1,715,000 from the shopping center in Englewood, Florida, which was sold in June 2002, and approximately $552,000 related to the two Kmart leaseback subleases that were terminated during fiscal 2002. See “ITEM 2. PROPERTIES.” The backlog of Real Estate-sales for 2002 represents the contract to sell the Englewood shopping center. The sale closed in June 2002.

(3)	Any Energy Management contracts that can be cancelled with less than one year’s notice are not included in backlog. As of April 30, 2002, such contracts total $1,136,000 in potential revenue over the next twelve months, assuming cancellation provisions are not invoked.

         The Company estimates that most of the backlog at April 30, 2002, will be completed prior to April 30, 2003. No assurance can be given as to future backlog levels or whether the Company will realize earnings from revenues resulting from the backlog at April 30, 2002.

         REGULATION

The Company is subject to the authority of various federal, state and local regulatory agencies concerned with its construction operations, including among others, the Occupational Health and Safety Administration and the Environmental Protection Agency. The Company is also subject to local zoning regulations and building codes in performing its construction and real estate activities. Management believes that it is in substantial compliance with all such governmental regulations. Management believes that compliance with federal, state and local provisions, which have been enacted or adopted for regulating the discharge of materials into the environment, does not have a material effect upon the capital expenditures, earnings and competitive position of the Company.

         EXECUTIVE OFFICERS OF THE REGISTRANT

The Executive Officers of the Company as of April 30, 2002, were as follows:

Alan R. Abrams (47)	Officer since 1988
Co-Chairman of the Board since 1998, and a Director of the Company since 1992, he has been Chief Executive Officer since 1999 and President since 2000. From 1998 to 1999, he was President and Chief Operating Officer. He served as Executive Vice President of the Company from 1997 to 1998. He also has served as President and Chief Executive Officer of Servidyne Systems, LLC since May 2002. From 1994 to 1998 he served as President, and from 1997 to 1998 as Chief Executive Officer of Abrams Properties, Inc.

Melinda S. Garrett (46)	Officer since 1990
Director of the Company since 1999, she has been Chief Financial Officer since 1997. She also has served Abrams Properties, Inc. as President since 2001, Chief Financial Officer from 1998 to 2000, and Vice President from 1993 to 2000.

B. Michael Merritt (52)	Officer since 1986
Director of the Company since 2000, he has served Abrams Construction, Inc. as Chief Executive Officer since 2001 and President since 1995.

J. Andrew Abrams (42)	Officer since 1988
Co-Chairman of the Board since 1998, and a Director of the Company since 1992, he has been Vice President-Business Development since 2000, and served as President and Chief Operating Officer from 1999 to 2000. From 1997 to 1999, he was Executive Vice President. He also has served as Chief Executive Officer of Abrams Fixture Corporation since 1997.

         Executive Officers of the Company are elected by the Board of Directors of the Company or the Board of Directors of the respective subsidiary to serve at the pleasure of the Board. Alan R. Abrams and J. Andrew Abrams are brothers, and are the sons of Edward M. Abrams, a member of the Board of Directors and Chairman of the Executive Committee of the Board of Directors. David L. Abrams, a member of the Board of Directors, is first cousin to Alan R. Abrams and J. Andrew Abrams, and nephew to Edward M. Abrams. There are no other family relationships between any Executive Officer or Director and any other Executive Officer or Director of the Company.

ITEM 2   PROPERTIES

The Company, through its Real Estate Segment, owns its corporate headquarters building, which contains approximately 66,000 square feet of office space. The building is located in the North X Northwest Office Park, 1945 The Exchange, in suburban Atlanta, Georgia. The Parent Company, Real Estate Segment, and Construction Segment are located in this building. In addition to the 23,750 square feet of offices occupied by Abrams entities, another 37,863 square feet is leased to unrelated tenants, and 4,267 square feet is currently available for lease.

         In fiscal 2000, the Company sold its shopping center located in Newnan, Georgia. The sale was structured as a tax-deferred, like-kind exchange pursuant to Internal Revenue Code Section 1031, which allows a deferral of the tax gain if the Company utilizes the proceeds of the sale to purchase other real estate. The Company subsequently acquired a shopping center in Jacksonville, Florida, as the replacement property. See “ITEM 7. LIQUIDITY AND CAPITAL RESOURCES” for discussion regarding the transactions.

         The Company received notice in fiscal 2000 from the Georgia State Properties Commission that the Georgia World Congress Center Authority had made the determination to acquire the Company’s former wood manufacturing facility in Atlanta, Georgia. A Special Master appointed by the court awarded the Company $4.5 million for the property, which amount was paid to the Company. Both the State and the Company appealed the award amount. At April 30, 2001, the deferred pre-tax gain of approximately $2.8 million related to the sale of the facility was included in Net liabilities of discontinued operations. In October 2001, a settlement was reached and the Company recognized Earnings from discontinued operations, net of taxes, of approximately $1.7 million on the transaction.

         In April 2000, the Company’s former manufacturing plant located in Lithia Springs, Georgia, which was developed and owned by the Real Estate Segment, was sold at a gain. The Company continues to own a vacant former metal manufacturing facility located in Atlanta, Georgia.

         In May 2001, the Company, through its Energy Management Segment, assumed a lease for 7,418 square feet of office space located at 1350 Spring Street, NW, in midtown Atlanta, Georgia, as part of its acquisition of the assets of Servidyne Systems, Inc.

         In January 2002, Kmart Corporation filed for protection under Chapter 11 of the U.S. Bankruptcy Code. At that time, four of the Company’s seven owned retail properties contained stores leased to Kmart, two of which were freestanding stores. In June 2002, the Company sold at a gain its Englewood shopping center, which is co-anchored by Kmart. See Note 19 to the Consolidated Financial Statements. The remaining three Kmart locations owned by the Company are currently open and operating. Seven freestanding Kmart stores that the Company developed, sold, leased back, and then subleased to Kmart, are currently open and operating. Kmart, pursuant to its rights under Chapter 11, terminated its subleases of the Company’s two former leaseback properties in Louisville, Kentucky, and West St. Paul, Minnesota, and the Company subsequently terminated its leasehold interests for both properties.

         In March 2002, Kmart published a list of stores that it would close. None of the open stores leased or subleased to Kmart by the Company was on the list. The Bankruptcy Court has not provided the Company any further information as to whether any additional Kmart stores might be closed or which leases will be rejected or affirmed. Prior to publishing its store-closing list, Kmart contacted the Company to request a reduction in rent for one leaseback location. The Company denied the request, Kmart has continued to pay full rent, and the store remains open. This location generated approximately $46,000 in pre-tax earnings in fiscal 2002, and the Company has no capitalized costs related to this location. In April 2002, Kmart exercised a five-year option to extend its sublease on another one of the Company’s leaseback locations. This location produced approximately $26,000 in pre- tax earnings in fiscal 2002.

         The Company owns, or has an interest in, the following properties:

         OWNED SHOPPING CENTERS

As of April 30, 2002, the Company’s Real Estate Segment owned five shopping centers that it developed and two that it acquired. The following chart provides relevant information relating to the owned shopping centers:

							Principal
			Calendar				Amount of
		Leasable	Year(s)			Debt	Debt
		Square	Placed in	Rental	Cash	Service	Outstanding
		Feet in	Service	Income	Flow	Payments	as of April 30,
Location	Acres	Building(s)	by Company	2002	2002 (1)	2002 (2)	2002 (3)

1100 W. Argyle Street	10.5	110,046	1972, 1996	$547,600	$408,310	$397,010	$2,904,984
Jackson, MI

1075 W. Jackson Street	7.3	92,120	1980, 1992	603,173	474,418	405,883	2,686,604
Morton, IL (4)

2500 Airport Thruway	8.0	87,543	1980, 1988	439,620	398,104	391,565	1,929,425
Columbus, GA (4)(5)

1500 Placida Road	28.7	213,739	1990	1,959,747	1,448,871	1,352,168	12,206,700
Englewood, FL (6)

15201 N. Cleveland	72.3	293,801	1993, 1996	2,853,752	1,983,792	1,558,106	12,319,969
North Ft. Myers, FL

5700 Harrison Avenue	10.8	86,396	1998	485,527	301,478	–	–
Cincinnati, OH (7)

8106 Blanding Blvd	18.8	174,220	1999	1,515,555	1,375,380	1,280,156	8,864,793
Jacksonville, FL (8)

(1)	Cash flow is defined as net operating income before the following: depreciation, amortization of loan and lease costs, interest and principal payments on mortgage notes or other debt.

(2)	Includes principal and interest.

(3)	Exculpatory provisions limit the Company’s liability for repayment to the respective mortgaged properties, except for the loan in North Ft. Myers, Florida, which has been guaranteed by Abrams Properties, Inc. See Notes 8 and 9 to the Consolidated Financial Statements of the Company.

(4)	Land is leased, not owned.

(5)	The center in Columbus, Georgia, is owned by Abrams-Columbus Limited Partnership, in which Abrams Properties, Inc. serves as general partner and owns an 80% interest.

(6)	Property was sold in June 2002 at a gain.

(7)	Originally completed by others in 1982.

(8)	Originally completed by others in 1985.

         The two centers located in Morton, Illinois, and Columbus, Georgia, are leased exclusively to Kmart. The Kmart lease in Columbus, Georgia, expires in 2008 and has ten five-year renewal options, and the Kmart lease in Morton, Illinois, expires in 2016 and has eight five-year renewal options. Anchor lease terms for other centers are shown in the following table:

			Lease	Options
	Anchor	Square	Expiration	to
Location	Tenant (1)	Footage	Date	Renew

Jackson, MI	Big Lots	26,022	2007	2 for 5 years each
	Kroger	63,024	2021	6 for 5 years each

North Ft. Myers, FL	AMC	54,805	2016	4 for 5 years each
	Beall's	35,600	2009	9 for 5 years each
	Kash n' Karry	33,000	2013	4 for 5 years each
	Jo-Ann Fabrics	16,000	2004	3 for 5 years each
	Kmart	107,806	2018	10 For 5 years each

Cincinnati, OH	Kroger (2)	42,456	2005	3 For 5 years each
	Harbor Freight Tools	12,000	2009	2 For 5 years each

Jacksonville, FL	Publix (2)	85,560	2010	6 For 5 years each
	Office Depot	22,692	2003	3 For 5 years each

(1)	A tenant is considered to be an “Anchor Tenant” if it leases 12,000 square feet or more of space, and has an initial lease term in excess of five years.

(2)	Tenant has vacated the premises, but remains responsible for lease payments until the expiration date.

         With the exception of the Kmart lease in Columbus, Georgia, and the Harbor Freight Tools lease in Cincinnati, Ohio, all of the anchor tenant and many of the small shop leases provide for contingent rentals if sales exceed specified amounts. In fiscal 2002, the Company received $78,808 in contingent rentals, net of offsets, which amounts are included in the aggregate rentals set forth above. The Company also is owed $61,140 in additional contingent rent in relation to the Kmart in Morton, Illinois. Kmart is treating this amount as a pre-bankruptcy petition amount and has therefore not made payment. The Company is making a claim for payment to the Bankruptcy Court, and has set up a reserve for the entire disputed amount as of April 30, 2002.

         Typically, tenants are responsible for their pro rata share of ad valorem taxes, insurance and common area maintenance (subject to the right of offset mentioned above). Kmart has total maintenance responsibility for the centers in Morton, Illinois, and Columbus, Georgia.

         LEASEBACK SHOPPING CENTERS

The Company, through its Real Estate Segment, has a leasehold interest in seven shopping centers that it developed, sold, and leased back under leases expiring from years 2003 to 2014. The centers are subleased by the Company to Kmart Corporation, and the Company has the ability to lease the properties for periods corresponding with the Kmart subleases. (See previous discussion regarding Kmart in this “ITEM 2.” above.) The Kmart subleases provide for contingent rentals if sales exceed specified amounts, and contain ten five-year renewal options, except Jacksonville, Florida, which has eight five-year renewal options and Davenport, Iowa, which has nine five-year renewal options remaining after Kmart exercised one five-year option in fiscal 2002. The Company’s leases with the fee owners contain renewal options coextensive with Kmart’s renewal options.

         Kmart is responsible for insurance and ad valorem taxes, but has the right to offset against contingent rentals any such taxes paid in excess of specified amounts. In fiscal 2002, the Company received $95,495 in contingent rentals, net of offsets, which amounts are included in the aggregate annual rentals set forth below. The Company has responsibility for structural and roof maintenance of the buildings. The Company also has responsibility for parking lots and driveways, except routine upkeep, which is the responsibility of the subtenant, Kmart. The Company’s leases contain exculpatory provisions, which limit the Company’s liability for payment to its interest in the respective leases.

         The following chart provides certain information relating to the leaseback shopping centers:

		Square	Calendar Years	Rental	Rent
		Feet in	Placed in Service	Income	Expense
Location	Acres	Building(s)	by Company	2002	2002

Bayonet Point, FL	10.8	109,340	1976, 1994	$384,400	$269,564

Orange Park, FL	9.4	84,180	1976	264,000	226,796

Davenport, IA	10.0	84,180	1977	268,179	205,645

Minneapolis, MN	7.1	84,180	1978	351,144	232,626

Ft. Smith, AR	9.2	106,141	1979, 1994	255,350	223,195

Jacksonville, FL	11.6	97,032	1979	303,419	258,858

Richfield, MN	5.7	74,217	1979	300,274	241,904

         OFFICE BUILDINGS

The Company, through its Real Estate Segment, owns two office properties: the corporate headquarters building located at 1945 The Exchange, Atlanta, Georgia, and an office park in northwest suburban Atlanta, Georgia. The following chart provides pertinent information relating to the office buildings:

							Principal
			Calendar				Amount of
		Leasable	Year			Debt	Debt
		Square	Placed in	Rental	Cash	Service	Outstanding
		Feet in	Service by	Income	Flow	Payments	as of April 30,
Location	Acres	Building(s)	Company	2002	2002(1)	2002(2)	2002

1945 The Exchange	3.12	65,880	1997	$1,149,549	$707,787	$505,699	$4,596,683
Atlanta, GA (3)

1501-1523 Johnson Ferry Rd	8.82	121,476	1997	1,726,398	1,053,601	538,925	6,213,142
Marietta, GA (4)

(1)	Cash flow is defined as net operating income before the following: depreciation, amortization of loan and lease costs, interest and principal payments on mortgage notes and other debt.

(2)	Includes principal and interest.

(3)	Corporate headquarters building of which the Parent Company, Real Estate Segment, and Construction Segment occupy approximately 23,750 square feet. Rental income and cash flow includes intercompany rent at market rates of $461,818 paid by the Parent Company and the Construction Segment. Abrams Properties, Inc. guaranteed the debt outstanding at April 30, 2002. See “ITEM 7. LIQUIDITY AND CAPITAL RESOURCES” for additional discussion regarding new financing. Originally constructed by others in 1974 and acquired and re-developed by the Company in 1997.

(4)	The Company, through a subsidiary of its Real Estate Segment, is the lessee of 10,661 square feet of space under a master lease agreement to satisfy a condition required by the lender. Rental income and cash flow include intercompany rent at market rates of $233,833 paid by the Real Estate Segment. Originally completed by others in 1980 and 1985.

         LAND LEASED OR HELD FOR FUTURE DEVELOPMENT OR SALE

The Company, through its Real Estate Segment, owns or has an interest in the following land leased or held for future development or sale:

		Calendar Year
		Development	Intended
Location	Acres	Completed	Use (1)

W. Argyle Street Jackson, MI	0.9	1972,1996	One outlot or retail shops

Kimberly Road & Fairmont Street Davenport, IA	6.0	1977	Food store and/or retail shops and outlot

Dixie Highway Louisville, KY	4.7	1979	Food store and/or retail shops

West 15th Street Washington, NC (2)	1.4	1979	Two outlots

Mundy Mill Road Oakwood, GA	5.3	1987	Commercial development pad or up to four outlots

North Cleveland Avenue North Fort Myers, FL (3)	11.6	1993	Five outlots, anchor pads and retail shops

(1)	“Outlot” as used herein refers to a small parcel of land reserved from the shopping center parcel and is generally sold for, leased for, or developed as a fast-food operation, bank or similar use.

(2)	Leased under leases terminating in years 2005 and 2010 with a right to extend for three additional five-year periods. Both outlots are subleased for terms coextensive with the Company’s lease.

(3)	One outlot, not included above, was sold at a gain during fiscal 2002.

         There is no debt on any of the above properties, except for the North Ft. Myers, Florida, anchor pad and retail shop land. See Note 9 to the Consolidated Financial Statements of the Company. The Company will either develop the properties described above or will continue to hold them for sale or lease to others.

ITEM 3   LEGAL PROCEEDINGS

The Company is not a party to, nor is any of its property the subject of, any pending legal proceedings which are likely, in the opinion of management, to have a material, adverse effect on the Company’s operations or financial condition.

ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

PART II

ITEM 5   MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

					DIVIDENDS PAID
	CLOSING MARKET PRICES				PER SHARE

	FISCAL 2002		FISCAL 2001		FISCAL 2002	FISCAL 2001

	HIGH	LOW	HIGH	LOW
	TRADE	TRADE	TRADE	TRADE

First Quarter	$4.240	$3.400	$4.313	$3.125	$.040	$.040

Second Quarter	4.200	3.800	4.000	3.438	.040	.040

Third Quarter	3.900	3.630	4.469	3.625	.040	.040

Fourth Quarter	5.310	3.650	4.125	3.438	.040	.040

The common stock of Abrams Industries, Inc. is traded on the NASDAQ National Market System (Symbol: ABRI). The approximate number of holders of common stock was 455 (including shareholders of record and shares held in street name) at May 31, 2002.

         The information contained under the heading “Equity Compensation Plan” in the Company’s definitive proxy materials for its 2002 Annual Meeting of Shareholders will be filed with the Securities and Exchange Commission under a separate filing, and is hereby incorporated by reference.

ITEM 6   SELECTED FINANCIAL DATA

The following table sets forth selected financial data for the Company and should be read in conjunction with the Consolidated Financial Statements and the notes thereto:

Years Ended April 30,	2002	2001	2000	1999	1998

Net Earnings (Loss) (1)	$811,774	$676,172	$(456,605)	$(676,031)	$2,999,478

Net Earnings (Loss) Per Share (1)	$.28	$.23	$(.16)	$(.23)	$1.02

Consolidated Revenues - Continuing Operations	$117,597,687	$154,606,987	$174,579,492	$172,201,090	$163,586,356

Net Earnings (Loss) - Continuing Operations	$(908,975)	$376,325	$2,367,190	$(39,599)	$2,694,211

Net Earnings (Loss) Per Share - Continuing Operations	$(.31)	$.13	$.80	$(.01)	$.92

Shares Outstanding at Year End	2,909,079	2,943,303	2,936,356	2,936,356	2,936,356

Cash Dividends Paid Per Share	$.16	$.16	$.16	$.20	$.19

Shareholders’ Equity	$22,778,876	$22,505,543	$22,346,138	$23,272,560	$24,535,863

Shareholders’ Equity Per Share	$7.83	$7.65	$7.61	$7.93	$8.36

Working Capital	$10,028,188	$11,442,348	$10,820,179	$9,885,902	$15,283,031

Depreciation and Amortization Expense – Continuing Operations	$3,164,886	$2,761,764	$3,067,959	$2,702,555	$2,338,854

Total Assets	$90,940,883	$97,619,685	$102,845,867	$126,132,540	$121,309,444

Income-Producing Properties and Property and Equipment,net (2)	$45,188,295	$28,134,764	$61,456,455	$64,680,003	$67,119,159

Long-Term Debt	$35,163,492	$50,180,619	$51,929,637	$56,554,488	$62,938,807

Return on Average Shareholders’ Equity – Continuing Operations	(4.0)%	1.7%	10.4%	(0.2)%	11.5%

Return on Average Shareholders’ Equity (1)	3.6%	3.0%	(2.0)%	(2.8)%	12.9%

(1)	Includes continuing operations, discontinued operations, and extraordinary item, if any.

(2)	Does not include Property held for sale or Real estate held for future development or sale.

ITEM 7     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF   OPERATIONS FOR FISCAL YEARS ENDED APRIL 30, 2002, 2001, AND 2000

         RESULTS OF OPERATIONS

REVENUES
Revenues from continuing operations for 2002 were $117,597,687 compared to $154,606,987 and $174,579,492 for 2001 and 2000, respectively. This represents decreases in Revenues of 24% in 2002 and 12% in 2001. Revenues include Interest income of $181,255, $480,771, and $372,524, for 2002, 2001, and 2000, respectively, and Other income of $90,418, $51,030, and $73,882, for 2002, 2001, and 2000, respectively. The figures in Chart A below, however, do not include Interest income, Other income or Intersegment revenues. When more than one segment is involved, Revenues are reported by the segment that sells the product or service to an unaffiliated purchaser.

REVENUES FROM CONTINUING OPERATIONS SUMMARY BY SEGMENT

CHART A
(Dollars in Thousands)

	Years Ended		Increase		Years Ended		Increase
	April 30,		(Decrease)		April 30,		(Decrease)

	2002	2001	Amount	Percent	2001	2000	Amount	Percent

Construction (1)	$100,688	$141,118	$(40,430)	(29)	$141,118	$143,916	$(2,798)	(2)

Real Estate (2)	13,643	12,957	686	5	12,957	30,217	(17,260)	(57)

Energy Management (3)	2,995	–	2,995	–	–	–	–	–

Total	$117,326	$154,075	$(36,749)	(24)	$154,075	$174,133	$(20,058)	(12)

NOTES:

(1)	The decrease in revenue in 2002 from that in 2001 was primarily attributable to a reduction in the number of construction jobs available in a very competitive marketplace, which is a result of a marked deceleration in capital spending by retail companies. In such an environment, management elected to reduce revenue volume rather than pursuing certain jobs at prices that offered unacceptable levels of potential profitability. The Company anticipates this trend will continue in the short-term. During fiscal 2002, however, several new institutional customers awarded jobs to the Construction Segment, as the Company continues its efforts to expand and diversify its customer base.

(2)	Rental revenues for 2002 were $13,178,263, compared to $12,956,875 in 2001 and $12,551,729 in 2000. Rental revenues exclude $461,818 in 2002, $388,960 in 2001, and $1,527,856 in 2000 received from the Company’s other segments. Revenues from sales of real estate were $465,000 in 2002, from the sale of an outlot in North Ft. Myers, Florida, and $17,665,456 in 2000, from the sales of the Company’s shopping center in Newnan, Georgia, and the Company’s manufacturing facility in Lithia Springs, Georgia. There were no sales of real estate in 2001. The Company reviews its real estate portfolio on an ongoing basis, and places a property on the market for sale when it believes it is in its best interests to do so. In addition, a property may be marketed in one fiscal year, but a potential sale may not close until a subsequent year, due to market conditions or individually negotiated contract terms. Real estate sales, which may have a material impact on the Company’s net earnings, do not occur every year, and the Company cannot predict the timing of any such sales. Rental revenues in fiscal 2002 included $4,867,309, representing approximately 37% of total Rental revenues, attributable to Kmart Corporation. See “ITEM 2. PROPERTIES” for discussion of Kmart Corporation’s Chapter 11 bankruptcy filing.

(3)	The Energy Management Segment was formed in May 2001. See Note 16 to the Consolidated Financial Statements.

COST AND EXPENSES: APPLICABLE TO REVENUES
As a percentage of total Segment Revenues (See Chart A), the applicable total Segment Costs and Expenses (See Chart B) of $107,183,006 for 2002, $139,075,402 for 2001, and $155,731,989 for 2000, were 91%, 90%, and 89%, respectively.

COSTS AND EXPENSES: APPLICABLE TO REVENUES FROM CONTINUING OPERATIONS SUMMARY BY SEGMENT

CHART B
(Dollars in Thousands)

				Percent of
				Segment Revenues
	Years Ended			For Years Ended
	April 30,			April 30,

	2002	2001	2000	2002	2001	2000

Construction (1)	$97,150	$131,821	$136,396	96	93	95

Real Estate (2)	8,273	7,254	19,336	61	56	64

Energy Management (3)	1,760	–	–	59	–	–

Total	$107,183	$139,075	$155,732	91	90	89

NOTES:

(1)	The increase in the percentage of COSTS AND EXPENSES: Applicable to REVENUES from Continuing Operations for 2002 compared to 2001 is primarily attributable to an oversupply of contractors in our marketplace and the resulting competitive pressure on margins, which is a result of a significant decrease in demand due to the reduction in the number of available construction jobs because of ongoing weakness in capital spending in the retail industry. The Company also has exposure to increased costs for many reasons beyond its immediate control, including, but not limited to, unexpected costs, delays due to weather, or an individual customer’s scheduling adjustments. Therefore, the Company cannot predict whether or how long the percentages reflected above will continue at the current levels.

(2)	The increase in the dollar amount and percentage of COSTS AND EXPENSES: Applicable to REVENUES from Continuing Operations for 2002 compared to 2001 is primarily attributable to: (1) the cost of real estate sold in 2002; (2) management fees paid to an outside asset manager that only served for a partial year in 2001; and (3) depreciation expense on the Company’s North Ft. Myers shopping center, which was not depreciated during the fourth quarter 2001 as it was held for sale. During the fourth quarter 2002, the center was removed from the market and reclassified to Income-producing property, resulting in recapture of the depreciation not taken in fiscal 2001. The decrease in the dollar amount and percentage for 2001 compared to 2000 is primarily attributable to the cost of real estate sold in 2000.

(3)	The Energy Management Segment was formed in May 2001. See Note 16 to the Consolidated Financial Statements.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

For the years 2002, 2001, and 2000, Selling, general and administrative expenses (See Chart C) were $7,543,170, $9,860,037, and $9,597,295, respectively. As a percentage of Consolidated REVENUES from Continuing Operations, these expenses were 6% in each of the years. In reviewing Chart C, the reader should recognize that the volume of revenues generally would affect these amounts. The percentages in Chart C are based on expenses as they relate to segment Revenues in Chart A, with the exception that Parent expenses and Total expenses relate to Consolidated Revenues.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES FROM CONTINUING OPERATIONS SUMMARY BY SEGMENT

CHART C
(Dollars in Thousands)

				Percent of
				Segment Revenues
	Years Ended			For Years Ended
	April 30,			April 30,

	2002	2001	2000	2002	2001	2000

Construction (1)	$3,092	$6,054	$4,267	3	4	3

Real Estate (2)	500	1,098	2,160	4	8	7

Energy Management (3)	1,360	–	–	45	–	–

Parent	2,591	2,708	3,170	2	2	2

Total	$7,543	$9,860	$9,597	6	6	6

NOTES:

(1)	On a dollar basis comparison, the decrease in expenses in 2002 was primarily due to: (1) a decrease in incentive compensation costs, which are based on earnings; (2) a decrease in the number of personnel; and (3) the expense charge in 2001 for an allowance for doubtful accounts reserve related to a receivable from Montgomery Ward, which had filed for bankruptcy protection.

(2)	On a dollar basis comparison, the decrease in expenses in 2002 as compared to both 2001 and 2000 resulted primarily from a decrease in personnel costs in connection with the Company’s outsourcing of its asset management activities, which began in January 2001.

(3)	The Energy Management Segment was formed in May 2001. See Note 16 to the Consolidated Financial Statements.

         INTEREST COSTS

Most of the Interest costs expensed of $4,396,729, $5,050,510, and $5,386,257, in 2002, 2001, and 2000, respectively, is related to debt on real estate. Interest costs decreased in 2002 primarily due to a decrease in interest rates on the Company’s variable rate debt. Interest costs decreased in 2001 primarily due to the sale by the Real Estate Segment of the manufacturing facility in Lithia Springs, Georgia, in fiscal 2000 when the Company discontinued its manufacturing operations. See “Discontinued Operations.” There was no capitalized interest in any of the years presented.

         FINANCIAL CONDITION AND CHANGES IN FINANCIAL CONDITION

Property held for sale increased by $12,502,037 in 2002, primarily due to the reclassification of the book value of the Company’s shopping center in Englewood, Florida, from Real estate held for future development or sale, as the property was under contract to be sold at April 30, 2002. The sale of this center was closed in June 2002. Income-producing properties increased by $17,833,226 in 2002, primarily due to the reclassification of the book value of the Company’s shopping center located in North Ft. Myers, Florida, from Real estate held for future development or sale, when the Company decided to suspend efforts to sell the center until overall market conditions improve. See “ITEM 2. PROPERTIES.”

         LIQUIDITY AND CAPITAL RESOURCES

Except for certain real estate construction loans and occasional short-term operating loans, the Company has been able to finance its working capital needs through funds generated internally. If adequate funds are not generated through normal operations, the Company has available bank lines of credit. See Note 9 to the Consolidated Financial Statements. Working capital was $10,028,188 at April 30, 2002, compared to $11,442,348 at April 30, 2001. Operating activities provided cash of $2,497,276. Investing activities used cash of $3,320,993, primarily for the acquisition of the assets of the new Energy Management Segment. Financing activities used cash of $2,713,828, primarily for scheduled debt repayments.

         In 1992, the Company secured a construction loan for the property in North Ft. Myers, Florida, from SunTrust Bank. The primary term of the construction financing was five years, and the loan most recently was extended to August 2003, in accordance with the loan agreement, as amended. The loan carries a floating interest rate of prime plus .375%. As of April 30, 2002, the principal amount outstanding was $12,319,969. The Company is currently seeking to refinance the debt on the property. Although the Company has regularly received extensions of the SunTrust loan, there can be no assurance it will be able to continue to do so; and, there can be no assurance that sufficient proceeds from any refinancing or sale of the property will be available to pay off the loan on or before its maturity.

         In 1997, the Company obtained a permanent mortgage loan of $3,500,000 on its shopping center in Jackson, Michigan. The loan had an original term of 22 years and bears interest at 8.625%. Certain provisions of the loan, as most recently amended in August 2001, require the establishment of a $500,000 letter of credit, which is to be used to pay down the loan in August 2002, if certain leasing requirements are not met. As these requirements had not yet been met as of April 30, 2002, the Company reclassified $500,000 to Current maturities of long-term debt from Mortgage notes payable, less current maturities.

         In 1999, in connection with the financing of the purchase of the Company’s shopping center in Jacksonville, Florida, the Company obtained a permanent mortgage loan in the amount of $9,500,000, which is secured by the center. The loan bears interest at 7.375% and is scheduled to be fully amortized over twenty years. The loan matures in 2019, but the lender may call the loan at any time after September 1, 2002. If the loan were called at any time after that date, the Company would have up to thirteen months to repay the principal amount of the loan without penalty. In conjunction with the loan, an Additional Interest Agreement was executed which entitles the lender to be paid additional interest equal to fifty percent of the quarterly net cash flow and fifty percent of the appreciation in the property upon sale or refinance. The liability related to the lender’s fifty percent share of the appreciation in the property was $2,384,945 at April 30, 2002.

         In fiscal 2000, the Company’s Board of Directors authorized the repurchase of up to 200,000 shares of Common Stock during the twelve-month period beginning February 25, 2000, and ending February 24, 2001. In 2001 and 2002, the Company’s Board authorized additional repurchases of up to 200,000 shares of Common Stock in each of the subsequent twelve-month periods, the latest to end on February 25, 2003. Any such purchases, if made, could be in the open market at prevailing prices or in privately negotiated transactions. During fiscal 2002, the Company repurchased a total of 44,524 shares at a cost of $171,073, of which 1,100 shares at a cost of $4,356 were bought subsequent to February 25, 2002, under the currently authorized plan. The Company financed the purchases with available cash and expects any future purchases would be made with available cash. The Company did not purchase any shares in the period between May 1, 2002, and June 30, 2002.

         In May 2001, the Company acquired substantially all of the assets of an energy management and engineering services company, Servidyne Systems, Inc., and some intellectual and other intangible property assets of its affiliated company, Servidyne, Incorporated. The Company used available cash to purchase the assets for approximately $3.1 million, including the costs associated with completing the transaction.

         In January 2002, Kmart Corporation filed for protection under Chapter 11 of the U.S. Bankruptcy Code. At that time, four of the Company’s seven owned retail properties contained stores leased to Kmart, two of which were freestanding stores. The Company sold at a gain its Englewood shopping center, which had a Kmart store, on June 28, 2002. See Note 19 to the Consolidated Financial Statements. The remaining three Kmart locations owned by the Company are currently open and operating. The Company’s seven freestanding leaseback Kmart stores are currently open and operating. Kmart, pursuant to its rights under Chapter 11, terminated its subleases to the Company’s two former leaseback properties in Louisville, Kentucky, and West St. Paul, Minnesota,

and the Company subsequently terminated its leases for both properties.

         In March 2002, Kmart published a list of stores that it would close. None of the properties leased or subleased to Kmart by the Company was on the list. The Bankruptcy Court has not provided the Company any further information as to whether any additional Kmart stores might be closed or which leases will be rejected or affirmed. Kmart contacted the Company to request a reduction in rent for one leaseback location that is currently open. The Company denied the request, Kmart continues to pay full rent, and the store remains open.

         On June 28, 2002, the Company sold its shopping center located in Englewood, Florida, at a gain. The Company plans to use the excess cash remaining, after repaying the debt and selling expenses, for operating cash requirements, capital improvements to owned real estate, or to pursue investment in other growth opportunities.

         Excluding the Englewood shopping center rental revenues and the revenues from the two leaseback centers that were terminated, Kmart represented approximately $3.9 million of fiscal 2002 rental revenues.

         In July 2002, the Company refinanced the acquisition and construction loan on the corporate headquarters building in Atlanta, Georgia, which had a balance of $4,596,683 as of April 30, 2002. The new permanent loan, in the original principal amount of $4,900,000, bears interest at 7.75%, is due in ten years, and is to be amortized on a twenty-five year schedule. Proceeds from the new loan remaining after repayment of the original loan and refinancing costs are expected to be used for operating cash needs.

         EFFECTS OF INFLATION ON REVENUES AND OPERATING PROFITS

The effects of inflation upon the Company’s operating results are varied. Inflation in recent years has been modest and has had minimal effect on the Company. The Construction Segment subcontracts most of its work at fixed prices, which normally will help that segment protect its profit margin from any erosion due to inflation.

         In the Real Estate Segment, many of the anchor leases are long-term (original terms over 20 years), with fixed rents, except for contingent rent provisions by which the Company may earn additional rent as a result of increases in tenants’ sales. In many cases, however, the contingent rent provisions permit the anchor tenant to offset against contingent rents any increases in ad valorem taxes over a specified amount. If inflation were to rise, ad valorem taxes would probably increase as well, which, in turn, could cause a decrease in the contingent rents. Furthermore, the Company has certain repair obligations, and the costs of repairs increase with inflation.

         The Energy Management Segment generally has contracts that renew on an annual basis. At the time of renewal, contract fees may be adjusted, subject to customer approval. As inflation impacts the Company’s costs, primarily labor, the Company could seek a price increase for its contracts in order to protect its profit margin.

         Inflation causes interest rates to rise, which has a positive effect on investment income, but could have a negative effect on profit margins because of the increased costs of contracts and the increase in interest expense on variable rate loans. Overall, inflation could tend to limit the Company’s markets and, in turn, could reduce revenues as well as operating profits and earnings.

         CRITICAL ACCOUNTING POLICIES

A critical accounting policy is one which is both important to the portrayal of a Company’s financial position and results of operations, and requires the Company to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying consolidated financial statements and related notes. In preparing these financial statements, the Company has made its best estimates and judgments regarding certain amounts included in the financials statements, giving due consideration to materiality. The application of these accounting policies involves the exercise of judgment and use of assumptions regarding future uncertainties, and as a result, actual results could differ from those estimates. Management believes that the Company’s most critical accounting policies are discussed and described in Note 2 to the Consolidated Financial Statements, which include:

Principles of consolidation and basis of presentation

The consolidated financial statements include the accounts of Abrams Industries, Inc., its wholly owned subsidiaries, and its 80% investment in Abrams-Columbus Limited Partnership. All significant intercompany balances and transactions have been eliminated in consolidation.

Revenue recognition

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

         The Company leases space in its income-producing properties to tenants, and recognizes minimum base rentals as revenue on a straight-line basis over the lease terms. Tenants may also be required to pay additional rental amounts based on property operating expenses. In addition, certain tenants are required to pay incremental rental amounts based on store sales. These percentage rents are recognized only as earned.

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

         Energy management revenues primarily consist of services performed and product sales. Revenues are recognized as services are completed, and product sales are recognized when goods are shipped.

Income-producing properties and property and equipment

Income-producing properties are stated at cost, and are depreciated for financial reporting purposes using the straight-line method over the estimated useful lives of the properties and related assets.

         Property and equipment is recorded at cost, and is depreciated for financial reporting purposes using the straight-line method over the estimated useful lives of the assets. Significant additions, which extend asset lives, are capitalized. Normal maintenance and repair costs are expensed as incurred.

         Interest and other carrying costs related to real estate assets under construction are capitalized. Costs of development and construction are also capitalized. Capitalization of interest and other carrying costs is discontinued when a project is substantially completed or if active development ceases.

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

New accounting pronouncements

         During June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS 141, Business Combinations. Under the provisions of SFAS 141, all business combinations initiated after June 30, 2001, must be accounted for using the purchase method of accounting. The adoption of SFAS 141 did not have a material impact on the Company’s financial statements.

         Also during June 2001, the FASB issued SFAS 142, Goodwill and Other Intangible Assets. Under the provisions of SFAS 142, there will be no amortization of goodwill and other intangible assets that have indefinite useful lives. Instead, these assets must be tested for impairment annually and when events or changes in circumstances indicate that impairment may have occurred. The Company elected to adopt SFAS 142 as of May 1, 2001, and therefore goodwill and a trademark with an indefinite useful life acquired in the transaction described in Note 16 to the Consolidated Financial Statements have not been amortized.

         During August 2001, the FASB issued SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS 144 supercedes FASB 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. In addition, SFAS 144 supercedes the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions for segments of a business to be disposed of. SFAS 144 addresses the treatment of assets held for sale or to be otherwise disposed of, the evaluation of impairment for long-lived assets, and the reporting of discontinued operations. The provisions of SFAS 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001. The adoption of SFAS 144 is not expected to have a significant impact on the Company’s financial position or cash flows; however, under SFAS 144, beginning May 1, 2002, the Company will report any gains or losses recognized on any sale of its income-producing real estate properties in discontinued operations, and the results of operations of an operating property classified as held for sale will be reported in discontinued operations.

         CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION AND RISKS

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

         Factors relating to general global, national, regional and local economic conditions, including international political stability, national security, employment levels, wage and salary levels, consumer confidence, availability of credit, taxation policies, interest rates, and inflation could negatively impact the Company’s customers, suppliers and sources of capital. Any significant negative impact on these parties could result in material adverse effects on the Company’s results of operations and financial condition.

         The Company is at risk for many other matters beyond its control. They include, but are not limited to: the impact of the Kmart Corporation bankruptcy on the Company’s rental revenues; co-tenancy provisions in other anchor leases; the Company’s ability to sell or refinance its real estate; the possibility of not achieving projected backlog revenues or not realizing earnings from such revenues; continuing competitive pressures on the availability and pricing of construction projects; changes in laws and regulations, including changes in accounting standards and generally accepted accounting principles; the timing and amount of earnings recognition related to the possible sale of real estate properties held for sale; delays in customer orders; the availability, timing and amount of possible refinancings related to real estate properties; the level and volatility of interest rates; the potential loss of a significant customer; and the deterioration in the financial stability of an anchor tenant, significant subcontractor or other significant customer.

         CONSIDERATION OF STRATEGIC ALTERNATIVES

The Company announced in the first quarter of fiscal 2000 that the Board of Directors had decided to investigate a wide range of possible strategic and financial alternatives available to maximize shareholder value. The investigation, which was completed in fiscal 2000, resulted in the discontinuance of the Company’s manufacturing operations. See “Discontinued Operations.”

         Also as a result of the investigation, the Company decided to outsource the asset and property management of the Company’s commercial real estate assets to third parties. During fiscal 2001, the asset management activities were outsourced to a company newly formed by former executives of the Real Estate Segment. The property management activities were also outsourced in fiscal 2001, primarily to independent, third-party managers. The Company plans to continue to own and invest in real estate.

         DISCONTINUED OPERATIONS

During the quarter ended January 31, 2000, the Board of Directors of the Company decided to discontinue the operations of its Manufacturing Segment. The financial statements reflect the operating results of this business as a discontinued operation, and prior year financial information has been appropriately restated. See Note 3 to the Consolidated Financial Statements. In fiscal 2000, the Company sold the Manufacturing Segment’s machinery, equipment, furniture, and raw materials inventory for $2.2 million.

         As of April 30, 2000, the Manufacturing Segment had ceased all operations and disposed of substantially all of its assets. As of April 30, 2001, the $2.76 million deferred gain from discontinued operations resulting from the eminent domain taking of the Company’s former manufacturing facility in Atlanta, Georgia, was included in Net liabilities of discontinued operations on the Consolidated Balance Sheet. The amount of the condemnation award was settled in October 2001, and Earnings from discontinued operations for 2002 represent the recognition of the deferred gain related to this transaction.

ITEM 7A  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s major market risk exposure arises from changes in interest rates and its impact on variable rate debt instruments. In addition, the Company has interest rate risk associated with fixed rate debt. The Company’s objectives in interest rate risk management are to limit the negative impact of interest rates on earnings and cash flows and to lower overall borrowing costs. To achieve its objectives, the Company borrows at fixed rates when it believes it is in its best interests to do so, and may enter into derivative financial instruments, such as interest rate swaps and caps, in order to limit its exposure to interest rate fluctuations. The Company does not enter into derivative or interest rate transactions for speculative purposes. There were no derivative contracts in effect at April 30, 2001, or 2002.

         The following table summarizes information related to the Company’s market risk sensitive debt instruments as of April 30, 2002:

	Expected Maturity Date
	Fiscal year ending April 30

	(Dollars in Thousands)
								Estimated
						There-		Fair
	2003	2004	2005	2006	2007	after	Total	Value

Fixed rate debt (1)	$13,652	7,706	821	891	909	9,175	33,154	33,276

Average interest rate	9.4%	7.5%	8.1%	8.1%	8.1%	7.9%	–	–

Variable rate debt (2)(3)	$1,254	15,663	–	–	–	–	16,917	16,917

(1)	Amount for 2003 includes the approximate $12.2 million debt on the shopping center in Englewood, Florida, which was repaid when the center was sold in June 2002. Amount for 2004 includes approximately $6.95 million of debt on the shopping center in Jacksonville, Florida, which loan matures in 2019, but may be called at any time after September 2002, for repayment thirteen months after such call date. See “ITEM 7. LIQUIDITY AND CAPITAL RESOURCES.”

(2)	Interest on variable rate debt is based on the lender’s prime rate, prime rate plus .375%, or LIBOR plus 2%. Includes the approximate $4.6 million debt refinanced in July 2002 with $4.9 million debt, with a fixed rate of 7.75%.

(3)	See Note 9 to the Consolidated Financial Statements for rates on individual variable rate debt instruments.

ITEM 8  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Independent Auditors’ Report and Report of Independent Accountants	page 18

Consolidated Balance Sheets — April 30, 2002, and 2001	page 19

Consolidated Statements of Operations — For the years ended April 30, 2002, 2001, and 2000	page 20

Consolidated Statements of Shareholders’ Equity — For the years ended April 30, 2002, 2001, and 2000	page 21

Consolidated Statements of Cash Flows — For the years ended April 30, 2002, 2001, and 2000	page 22

Notes to Consolidated Financial Statements — For the years ended April 30, 2002, 2001, and 2000	page 23

Schedules:

Schedule Number

II Valuation and Qualifying Accounts	page 35

III Real Estate and Accumulated Depreciation	page 36

         INDEPENDENT AUDITORS’ REPORT

The Board of Directors and Shareholders
Abrams Industries, Inc.:

We have audited the accompanying consolidated balance sheet of Abrams Industries, Inc. and subsidiaries (the “Company”) as of April 30, 2002, and the related consolidated statement of operations, shareholders’ equity, and cash flows for the year then ended. Our audit also included the financial statement schedules listed in the Index at Item 8. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Abrams Industries, Inc. and subsidiaries as of April 30, 2002, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as whole, present fairly, in all material respects the information set forth herein.

Atlanta, Georgia
June 12, 2002
(July 17, 2002, as to Notes 8 and 19)

         REPORT OF INDEPENDENT ACCOUNTANTS

To The Board of Directors and Shareholders
Abrams Industries, Inc.:

In our opinion, the consolidated balance sheet as of April 30, 2001 and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the two years in the period ended April 30, 2001 present fairly, in all material respects, the financial position, results of operations and cash flows of Abrams Industries, Inc. and its subsidiaries at April 30, 2001 and for each of the two years in the period ended April 30, 2001, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules as of April 30, 2001, present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements as of April 30, 2001 and each of the two years in the period ended April 30, 2001. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion. We have not audited the consolidated financial statements of Abrams Industries, Inc. for any period subsequent to April 30, 2001.

Atlanta, Georgia
May 23, 2001

         CONSOLIDATED BALANCE SHEETS

	April 30,

	2002	2001

ASSETS

CURRENT ASSETS:

Cash and cash equivalents	$7,911,205	$11,448,750

Receivables:

Trade accounts and notes, net of allowance for doubtful accounts of $113,566 in 2002 and $43,567 in 2001	771,703	229,510

Contracts, net of allowance for doubtful accounts of $917,894 in 2002 and 2001, including retained amounts of $4,630,398 and $5,173,520 in 2002 and 2001, respectively (Note 4)	11,191,925	14,319,282

Property held for sale (Note 5 and 19)	12,502,037	–

Costs and earnings in excess of billings (Note 4)	682,162	1,483,195

Deferred income taxes (Note 10)	864,036	786,460

Other	694,033	819,203

Total current assets	34,617,101	29,086,400

INCOME-PRODUCING PROPERTIES, net (Notes 6 and 8)	44,545,585	26,712,359

PROPERTY AND EQUIPMENT, net (Note 7)	642,710	1,422,405

OTHER ASSETS:

Real estate held for future development or sale	4,211,073	36,100,308

Intangible assets, net (Note 17)	2,416,887	1,220,147

Goodwill (Note 17)	1,741,831	–

Other	2,765,696	3,078,066

	$90,940,883	$97,619,685

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:

Trade and subcontractors payables, including retained amounts of $1,776,684 and $1,942,732 in 2002 and 2001, respectively	$8,038,963	$8,803,760

Accrued expenses	854,681	2,332,906

Billings in excess of costs and earnings (Note 4)	677,987	1,506,766

Net liabilities of discontinued operations (Note 3)	–	1,903,375

Accrued profit-sharing (Note 11)	109,838	1,387,755

Current maturities of long-term debt	14,907,444	1,709,490

Total current liabilities	24,588,913	17,644,052

DEFERRED INCOME TAXES (Note 10)	4,512,986	3,372,824

OTHER LIABILITIES	3,896,616	3,916,647

MORTGAGE NOTES PAYABLE, less current maturities (Note 8)	19,501,385	32,915,932

OTHER LONG-TERM DEBT, less current maturities (Note 9)	15,662,107	17,264,687

Total liabilities	68,162,007	75,114,142

COMMITMENTS AND CONTINGENCIES (Notes 5,8 and 9)

SHAREHOLDERS’ EQUITY (Note 13):

Common stock, $1 par value; 5,000,000 shares authorized; 3,054,439 issued and 2,909,079 outstanding in 2002, 3,041,039 issued and 2,943,303 outstanding in 2001	3,054,439	3,041,039

Additional paid-in capital	2,135,005	2,097,315

Deferred stock compensation	(12,744)	(75,094)

Retained earnings	18,273,853	17,930,914

Treasury stock, common shares, 145,360 in 2002 and 97,736 in 2001	(671,677)	(488,631)

Total shareholders’ equity	22,778,876	22,505,543

	$90,940,883	$97,619,685

See accompanying notes to consolidated financial statements.

         CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended April 30,

	2002	2001	2000

REVENUES:

Construction	$100,687,872	$141,118,311	$143,915,901

Rental income	13,178,263	12,956,875	12,551,729

Real estate sales	465,000	–	17,665,456

Energy management	2,994,879	–	–

Interest	181,255	480,771	372,524

Other	90,418	51,030	73,882

	117,597,687	154,606,987	174,579,492

COSTS AND EXPENSES:

Construction	97,149,635	131,821,216	136,396,070

Rental property operating expenses, excluding interest	7,867,717	7,254,186	6,999,011

Cost of real estate sold	405,647	–	12,336,908

Energy management	1,760,007	–	–

	107,183,006	139,075,402	155,731,989

Selling, general and administrative	7,543,170	9,860,037	9,597,295

Interest costs incurred	4,396,729	5,050,510	5,386,257

	119,122,905	153,985,949	170,715,541

(LOSS) EARNINGS BEFORE INCOME TAXES	(1,525,218)	621,038	3,863,951

INCOME TAX (BENEFIT) EXPENSE (Note 10):

Current	(622,829)	421,610	1,166,553

Deferred	6,586	(176,897)	330,208

	(616,243)	244,713	1,496,761

(LOSS) EARNINGS FROM CONTINUING OPERATIONS	(908,975)	376,325	2,367,190

DISCONTINUED OPERATIONS (Note 3):

Earnings (loss) from discontinued operations, adjusted for applicable income tax expense (benefit) of $0 in 2002, $184,000 in 2001, and $(979,455) in 2000	–	299,847	(1,636,233)

Gain (loss) on sale of assets of discontinued operations, adjusted for applicable income tax expense (benefit) of $1,056,000 in 2002, $0 in 2001, and $(576,171) in 2000	1,720,749	–	(976,099)

EARNINGS (LOSS) FROM DISCONTINUED OPERATIONS	1,720,749	299,847	(2,612,332)

EARNINGS (LOSS) BEFORE EXTRAORDINARY ITEM	811,774	676,172	(245,142)

Extraordinary loss from early extinguishment of debt, adjusted for applicable income tax benefit of $129,607 (Note 7)	–	–	(211,463)

NET EARNINGS (LOSS)	$811,774	$676,172	$(456,605)

NET EARNINGS (LOSS) PER SHARE(Note 3):

From continuing operations — basic and diluted	$(.31)	$.13	$.80

From discontinued operations — basic and diluted	.59	.10	(.89)

From extraordinary loss from early extinguishment of debt — basic and diluted	–	–	(.07)

Net earnings (loss) per share — basic and diluted	$.28	$.23	$(.16)

See accompanying notes to consolidated financial statements.

         CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock
			Additional Paid-in	Deferred Stock	Retained	Treasury
	Shares	Amount	Capital	Compensation	Earnings	Stock	Total

BALANCES at

April 30, 1999	3,014,039	$3,014,039	$2,019,690	$—	$18,651,382	$(412,551)	$23,272,560

Net loss	—	—	—	—	(456,605)	—	(456,605)

Cash dividends declared - $.16 per share	—	—	—	—	(469,817)	—	(469,817)

BALANCES at

April 30, 2000	3,014,039	3,014,039	2,019,690	—	17,724,960	(412,551)	22,346,138

Net earnings	—	—	—	—	676,172	—	676,172

Common stock acquired	—	—	—	—	—	(76,080)	(76,080)

Common stock issued	27,000	27,000	77,625	(104,625)	—	—	—

Stock compensation expense	—	—	—	29,531	—	—	29,531

Cash dividends declared - $.16 per share	—	—	—	—	(470,218)	—	(470,218)

BALANCES at

April 30, 2001	3,041,039	3,041,039	2,097,315	(75,094)	17,930,914	(488,631)	22,505,543

Net earnings	—	—	—	—	811,774	—	811,774

Common stock acquired	—	—	—	—	—	(183,046)	(183,046)

Common stock issued	13,400	13,400	37,690	(51,090)	—	—	—

Stock compensation expense	—	—	—	113,440	—	—	113,440

Cash dividends declared - $.16 per share	—	—	—	—	(468,835)	—	(468,835)

BALANCES at

April 30, 2002	3,054,439	$3,054,439	$2,135,005	$(12,744)	$18,273,853	$(671,677)	$22,778,876

See accompanying notes to consolidated financial statements.

         CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended April 30,

	2002	2001	2000

Cash flows from operating activities:

Net earnings (loss)	$811,774	$676,172	$(456,605)

Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:

Adjustments related to discontinued operations, net of tax	113,382	3,326,968	3,969,324

Depreciation and amortization	3,164,886	2,761,764	3,067,959

Deferred tax (benefit) expense	(1,062,587)	(176,897)	286,337

Provision for doubtful accounts	69,999	936,684	(22,619)

Gain on sales of real estate	(59,353)	–	(4,987,478)

Changes in assets and liabilities:

Receivables, net	2,431,245	4,512,394	8,177,387

Costs and earnings in excess of billings	801,033	835,907	868,998

Other current assets	108,244	(246,959)	(5,844)

Other assets	421,256	(115,120)	488,734

Trade and subcontractors payable	(764,797)	(4,569,982)	(3,855,730)

Accrued expenses	(1,357,839)	(1,682,467)	2,344,414

Accrued profit-sharing	(1,277,917)	(51,129)	(1,150,248)

Billings in excess of costs and earnings	(828,779)	217,652	(1,658,700)

Other liabilities	(73,271)	(66,620)	(8,201)

Net cash provided by operating activities	2,497,276	6,358,367	7,057,728

Cash flows from investing activities:

Proceeds from sales of real estate and property and equipment	407,837	–	6,081,884

Proceeds from sale of property and equipment of discontinued operations	–	–	2,070,000

Additions to income-producing properties, net	(339,207)	–	(9,463,803)

Additions to property, equipment, and other, net	(512,056)	(437,412)	(444,996)

Acquisition, net of cash acquired	(2,971,663)	–	–

Repayments received on notes receivable	94,096	127,510	117,595

Net cash used in investing activities	(3,320,993)	(309,902)	(1,639,320)

Cash flows from financing activities:

Short-term borrowings, net	–	–	(7,600,000)

Debt proceeds	–	–	9,503,137

Debt repayments	(2,056,947)	(1,317,391)	(6,798,879)

Deferred loan costs paid	(5,000)	(5,000)	(232,426)

Repurchases of common stock	(183,046)	(76,080)	–

Cash dividends	(468,835)	(470,218)	(469,817)

Net cash used in financing activities	(2,713,828)	(1,868,689)	(5,597,985)

Net (decrease) increase in cash and cash equivalents	(3,537,545)	4,179,776	(179,577)

Cash and cash equivalents at beginning of year	11,448,750	7,268,974	7,448,551

Cash and cash equivalents at end of year	$7,911,205	$11,448,750	$7,268,974

Supplemental disclosure of noncash investing activities:

Transfer of income-producing property to property held for sale	$–	$31,896,809	$33,404

Transfer of real estate held for future development or sale to property held for sale	$12,522,944	$–	$–

Transfer of property to real estate held for future development or sale	$321,710	$–	$–

Transfer of property held for sale to income-producing property	$19,362,643	$–	$–

Supplemental disclosure of noncash financing activities:

Assumption of debt by purchasers in conjunction with sale of properties	$–	$–	$10,810,060

Issuance of common stock under Stock Award Plan	$51,090	$104,625	$–

Supplemental schedule of cash flow information:

Cash paid during the year for interest	$4,092,065	$4,781,850	$5,348,759

Cash paid (refunded) during the year for income taxes, net	$202,716	$249,811	$(250,703)

See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements
APRIL 30, 2002, 2001, AND 2000

1  ORGANIZATION AND BUSINESS

Abrams Industries, Inc. and subsidiaries (the “Company”) was organized under Delaware law in 1960. In 1984, the Company changed its state of incorporation from Delaware to Georgia. The Company engages in (i) construction of retail and commercial projects, (ii) acquisition, investment, sale, development, and redevelopment of income-producing properties, and (iii) energy management. The Company’s wholly owned subsidiaries include Abrams Construction, Inc., the “Construction Segment,” Abrams Properties, Inc. and subsidiaries, the “Real Estate Segment,” and Abrams Power, Inc. and its subsidiary, Servidyne Systems, LLC, the “Energy Management Segment.” Abrams Fixture Corporation, another wholly owned subsidiary, that manufactured store fixtures, bank fixtures and display units for retail outlets, ceased operations during fiscal year 2000 (Note 3). Previously the Company engaged in asset and property management of real estate. In fiscal 2001, the Company outsourced all of the asset and property management of the Company’s properties owned or controlled by the Real Estate Segment to third parties.

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

(c)  Revenue recognition

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

The Company leases space in its income-producing properties to tenants, and recognizes minimum base rentals as revenue on a straight-line basis over the lease terms. Tenants may also be required to pay additional rental amounts based on property operating expenses. In addition, certain tenants are required to pay incremental rental amounts based on store sales. These percentage rents are recognized as earned.

Revenues from the sale of real estate are recognized at the time of closing. Costs of sales related to real estate are based on the specific property sold. When a portion or unit of a development property is sold, a proportionate share of the total cost of the development is charged to cost of sales.

Energy management revenues primarily consist of services performed and product sales. Revenues are recognized as services are completed, and product sales are recognized when goods are shipped.

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

Property and equipment is recorded at cost and is depreciated for financial reporting purposes using the straight-line method over the estimated useful lives of the assets. Significant additions, which extend asset lives, are capitalized. Normal maintenance and repair costs are expensed as incurred.

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

(k)  Fair value of financial instruments

Management believes that the carrying amounts of cash and cash equivalents, receivables, other assets, accounts payable, accrued expenses, and the current portion of debt instruments are reasonable approximations of their fair value, because of the short-term nature of these instruments.

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

(l)  Intangible assets

Intangible assets primarily consist of a trademark, computer software, computer-based work management products, lease costs, and deferred loan costs. The trademark is an unamortized intangible as it has an indefinite life, however, the computer software, computer-based work management products, lease costs and deferred loan costs are amortized using the straight-line method over the following estimated useful lives:

Computer software	3 years

Computer-based work management products	3 years

Lease costs	Over the term of the lease

Loan costs	Over the term of the loan

(m)  Derivative instruments and hedging activities

The Company accounts for derivative and hedging activities in accordance with Statement of Financial Accounting Standards (“SFAS”) 133, Accounting for Derivative Instruments and Hedging Activities, as amended, which was adopted by the Company on May 1, 2001. Under SFAS 133, derivative instruments are recognized in the balance sheet at fair value, and changes in the fair value of such instruments are recognized currently in earnings unless specific hedge accounting criteria are met. At April 30, 2002, and 2001, the Company had no derivative instruments.

(n)  Reclassifications

Certain reclassifications have been made to the 2001 and 2000 consolidated financial statements to conform to classifications adopted in 2002.

3  DISCONTINUED OPERATIONS

During the quarter ended January 31, 2000, the Board of Directors of the Company decided to discontinue the operations of Abrams Fixture Corporation, the “Manufacturing Segment.” For the years ended April 30, 2001, and 2000, the Company reported net earnings (loss) from discontinued operations of $299,847 and $(1,636,233), respectively, net of applicable income taxes, related to the Manufacturing Segment in the Consolidated Statements of Operations. In addition, for the year ended April 30, 2000, the Company recorded a loss on the sale of assets of discontinued operations, net of applicable taxes, of $976,099. The loss on the sale of assets consisted of the disposal of the Manufacturing Segment’s machinery, equipment, furniture, raw materials inventory, and other related assets. At April 30, 2000, the Manufacturing Segment had ceased all operations and disposed of substantially all of its assets. The remaining assets and liabilities of the Manufacturing Segment have been consolidated and presented as Net liabilities of discontinued operations in the Consolidated Balance Sheet at April 30, 2001.

In June 1999, the Company received notice from the Georgia State Properties Commission that the Georgia World Congress Center Authority had made the determination to acquire the Manufacturing Segment’s former wood manufacturing facility in Atlanta, Georgia. In October 1999, a Special Master appointed by the court awarded the Company $4.5 million for the property, which was paid to the Manufacturing Segment. Both the State and the Company appealed the award amount. The Company recorded a before-tax deferred gain of $2.76 million, included in Net liabilities of discontinued operations at April 30, 2001. During the year ended April 30, 2002, the Company reached a settlement with the State and recognized an after-tax gain of $1,720,749 on the transaction.

4  CONTRACTS IN PROGRESS

Assets and liabilities related to contracts in progress, including contracts receivable, are included in current assets and current liabilities as they will be liquidated in the normal course of contract completion, which is expected to occur within one year. Amounts billed and costs and earnings recognized on contracts in progress at April 30 were:

	2002	2001

Costs and earnings in excess of billings:

Accumulated costs and earnings	$26,769,091	$27,060,898

Amounts billed	26,086,929	25,577,703

	$682,162	$1,483,195

Billings in excess of costs and earnings:

Amounts billed	$37,142,812	$39,966,145

Accumulated costs and earnings	36,464,825	38,459,379

	$677,987	$1,506,766

5  PROPERTY HELD FOR SALE

As of April 30, 2002, the Company had one shopping center held for sale located in Englewood, Florida. The net carrying amount of this property at April 30, 2002, was $12,502,037. In fiscal 2001, the shopping center was classified as Real estate held for future development or sale, and was reclassified during fiscal 2002 as Property held for sale when the shopping center was under contract. The property was sold at a gain on June 28, 2002 (Note 19). The results of operations for this property are as follows for the fiscal years ended April 30:

	2002	2001	2000

Revenues	$1,959,747	$1,965,276	$1,913,799

Operating expenses, including depreciation (until classified as held for sale) amortization and interest	1,732,740	1,876,570	1,859,211

Results of operations	$227,007	$88,706	$54,588

The Company sold its shopping center in Newnan, Georgia, in fiscal 2000, and recognized a pre-tax gain of approximately $2.9 million on this sale. The sale was structured as a tax-deferred, like-kind exchange pursuant to Internal Revenue Code Section 1031, which allows a deferral of the tax gain if the Company utilizes the proceeds of the sale to purchase other real estate. The proceeds were used to purchase an approximately 174,000 square foot shopping center located in Jacksonville, Florida, for $9 million (Note 8).

6  INCOME-PRODUCING PROPERTIES

Income-producing properties and their estimated useful lives at April 30 were as follows:

	Estimated
	useful lives	2002	2001

Land		$13,777,053	$8,500,421

Buildings and improvements	7-39 years	46,060,629	27,155,461

		$59,837,682	$35,655,882

Less — accumulated depreciation and amortization		15,292,097	8,943,523

		$44,545,585	$26,712,359

Depreciation expense for the years ended April 30, 2002, 2001, and 2000, was $1,808,125, $1,712,171, and $2,099,113, respectively.

The Company’s shopping center located in North Ft. Myers, Florida, was classified as Real estate held for future development or sale in fiscal 2001, and was reclassified to Income-producing properties in fiscal 2002 when management made the decision to suspend efforts to sell the real estate until overall market conditions improve. Depreciation expense of $833,872 was recognized in the fourth quarter of fiscal 2002. This amount included depreciation expense for fiscal 2002 and the fourth quarter of fiscal 2001, which was suspended during the marketing period, pursuant to FASB 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of.

7  PROPERTY AND EQUIPMENT

The major components of property and equipment and their estimated useful lives at April 30 were as follows:

	Estimated useful
	lives	2002	2001

Land		$–	$92,225

Buildings and improvements	3-39 years	309,460	912,430

Equipment	3-10 years	1,771,733	2,586,946

		$2,081,193	3,591,601

Less — accumulated depreciation		1,438,483	2,169,196

		$642,710	$1,422,405

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

The former metal manufacturing facility’s land and building were reclassified to Real estate held for future development or sale in fiscal 2002.

Depreciation expense for the years ended April 30, 2002, 2001, and 2000, was $366,739, $425,235, and $445,414, respectively.

8  LEASES AND MORTGAGE NOTES PAYABLE

As of April 30, 2002, the Company owned seven shopping centers, an office park, and an office building. Of the owned properties, five shopping centers and the office park were pledged as collateral on related mortgage notes payable. One of the pledged shopping centers was sold in June 2002, and the office building was pledged as collateral on a mortgage note in conjunction with its debt refinancing in July 2002. See Note 19. Exculpatory provisions on the mortgage notes limit the Company’s liability for repayment to the respective mortgaged property. The Company also leases seven shopping centers under leaseback arrangements expiring from 2003 to 2014, as of April 30, 2002. The Company’s leases contain exculpatory provisions that limit the Company’s liability for payment to its interest in the respective leases.

All of the leaseback centers are subleased to the Kmart Corporation, and, as of April 30, 2002, Kmart was a tenant in four of the seven Company-owned shopping centers. The owned shopping centers are leased to tenants for terms expiring from fiscal 2003 to 2021, while leases on the owned office properties expire from fiscal years 2003 to 2008. Subleases on the leaseback centers either are the same as, or may be extended to correspond to, the leaseback periods. All leases are operating leases. The shopping center leases typically require that the tenant make fixed rental payments over a five to twenty-five year period, and may provide for renewal options and for contingent rentals if the tenant’s sales volumes exceed predetermined amounts. In some cases, the shopping center leases provide that the tenant bear the cost of insurance, repairs, maintenance, and taxes. Base rental revenue received from owned shopping centers and office properties in 2002, 2001, and 2000, was approximately $9,007,000, $8,891,000, and $8,622,000, respectively. Base rental revenue received from leaseback centers in 2002, 2001, and 2000, was approximately $2,497,000, $2,620,000, and $2,620,000, respectively. Contingent rental revenue on all centers in 2002, 2001, and 2000, was approximately $174,000, $161,000, and $152,000, respectively.

The Company also is due approximately $61,000 in additional contingent rent in relation to the Kmart in Morton, Illinois, which is not included in the contingent rental revenue disclosed above. Kmart is treating this amount as a pre-bankruptcy petition amount and has therefore not made payment. The Company is making a claim for payment to the Bankruptcy Court, and has set up a reserve for the entire amount.

Approximate future minimum annual rental receipts expected from all rental properties are as follows:

Year ending April 30,	Owned	Leaseback

2003	$7,330,000	$2,003,000

2004	6,410,000	1,688,000

2005	5,736,000	1,457,000

2006	5,247,000	1,133,000

2007	4,608,000	544,000

Thereafter	26,367,000	2,150,000

	$55,698,000	$8,975,000

The expected future minimum principal and interest payments on mortgage notes payable on the owned rental properties, and the approximate future minimum rentals expected to be paid on leaseback centers are as follows:

	Owned Rental Properties
	Mortgage Payments		Leaseback
			Centers Rental
Year ending April 30,	Principal	Interest	Payments

2003	$13,652,899	$1,701,299	$1,636,000

2004	7,706,303	1,296,511	1,425,000

2005	821,224	915,432	1,231,000

2006	890,760	845,896	861,000

2007	909,095	747,789	399,000

Thereafter	9,174,003	1,578,506	1,834,000

	$33,154,284	$7,085,433	$7,386,000

The mortgage notes payable are due at various dates between August 1, 2002, and September 1, 2019, and bear interest at rates ranging from 7.25% to 9.50%. At April 30, 2002, the weighted average rate for all outstanding debt was 7.2%, including Other long-term debt and credit facilities (See Note 9). See Note 19 for discussion regarding repayment of the mortgage debt due August 1, 2002, upon the sale of the shopping center on June 28, 2002.

In fiscal 2000, the Company purchased a shopping center in Jacksonville, Florida, for $9 million, using the proceeds from the sale of its shopping center in Newnan, Georgia (Note 5). This purchase was also financed with cash held by the Company, and by using the Company’s lines of credit. Subsequently, the Company closed on a permanent mortgage loan secured by the property, and used the proceeds to pay back the lines of credit. The permanent loan, in the amount of $9.5 million, bears interest at 7.375% and is scheduled to be fully amortized over twenty years. Loan proceeds received in excess of the purchase price were used to pay financing costs, and are available for use for tenant improvements and commissions on new leases, if any. The loan may be called at any time by the lender after September 1, 2002. If the loan were called at any time after that date, the Company would have up to 13 months to repay the principal amount of the loan without penalty.

In conjunction with the Jacksonville, Florida loan, an Additional Interest Agreement was executed which entitles the lender to participate in fifty percent of the quarterly net cash flow and fifty percent of the appreciation in the property upon sale or refinance, as defined in the Agreement. The appreciation participation liability, which is included in Other liabilities, was $2,384,945 and $2,331,705, at April 30, 2002, and 2001, respectively. The related unamortized loan discount was $1,651,276 and $1,889,140, at April 30, 2002, and 2001, respectively.

9  OTHER LONG-TERM DEBT AND CREDIT FACILITIES

Other long-term debt at April 30 was as follows:

	2002	2001

Construction loan bearing interest at the prime rate plus .375% (5.125% at April 30, 2002); requires monthly principal and interest payments of $87,729; matures August 31, 2003; secured by real property and assignment of leases and rents	$7,925,172	$8,468,277

Amendment to construction loan shown above currently permitting borrowings of up to $4,942,419; bearing interest at the prime rate plus .375% (5.125% at April 30, 2002); requires monthly principal and interest payments of $42,113; matures August 31, 2003; secured by real property and assignment of leases and rents	4,394,797	4,620,283

Note payable to bank with variable interest rate of LIBOR plus 2% (3.879% at April 30, 2002); requires monthly principal and interest payments of $41,047; matures August 31, 2003; secured by real property and assignment of leases and rents	4,596,683	4,852,919

Total other long-term debt	16,916,652	17,941,479

Less current maturities	1,254,545	676,792

Total other long-term debt, excluding current maturities	$15,662,107	$17,264,687

The future minimum principal payments due on other long-term debt are as follows:

Year Ending April 30,

2003	$1,254,545

2004	15,662,107

$16,916,652

At April 30, 2002, the Company had commitments from a bank for unsecured lines of credit totaling $12 million of which $500,000 was restricted as it secures a letter of credit described below. These lines of credit bear interest at the prime rate or LIBOR plus 2%, and have a commitment fee of 0.375% on the unused portion. The lines of credit expire on October 31, 2002. At April 30, 2002, no amounts were outstanding under these lines of credit.

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

In fiscal 1998, the Company entered into two interest rate swap agreements related to industrial development revenue bonds issued to finance the manufacturing facility in Lithia Springs, Georgia. The two interest rate swap agreements were terminated in April 2000 in connection with the sale of the manufacturing facility. As a result of the termination of the swap agreements, the Company recorded a gain of $157,000.

10  INCOME TAXES

The (benefit) provision for income taxes consists of the following:

	Current	Deferred	Total

Year ended April 30, 2002

Federal	$(568,695)	$6,245	$(562,450)

State and local	(54,134)	341	(53,793)

	$(622,829)	$6,586	$(616,243)

Year ended April 30, 2001

Federal	$357,807	$(164,094)	$193,713

State and local	63,803	(12,803)	51,000

	$421,610	$(176,897)	$244,713

Year ended April 30, 2000

Federal	$818,086	$444,653	$1,262,739

State and local	348,467	(114,445)	234,022

	$1,166,553	$330,208	$1,496,761

In fiscal 2002, the Company recognized a deferred gain on discontinued operations, resulting in a deferred tax liability of $1,056,000 (Note 3).

Total income tax (benefit) expense recognized in the Consolidated Statements of Operations differs from the amounts computed by applying the Federal income tax rate of 34% to pretax (loss) earnings as a result of the following:

	Year ended April 30

	2002	2001	2000

Computed “expected” tax (benefit) expense	$(518,574)	$211,153	$1,313,743

(Decrease) increase in income taxes resulting from:

State and local income taxes, net of federal income tax benefit (expense)	(97,669)	33,660	154,454

Other, net	–	(100)	28,564

	$(616,243)	$244,713	$1,496,761

The tax effect of temporary differences that give rise to significant portions of the deferred income tax assets and deferred income tax liabilities at April 30 are presented below:

	2002	2001

Deferred income tax assets:

Items not currently deductible for tax purposes:

Provisions for impairment on income-producing property	$1,026,816	$1,026,816

Net operating loss carryforwards, state	314,992	369,370

Capitalized costs	477,721	498,519

Accrued directors’ fees	177,524	158,752

Bad debt reserve	409,163	381,972

Deferred compensation plan	498,722	454,606

Compensated absences	84,992	91,245

Other accrued expenses	211,475	222,762

Other	379,458	557,562

Gross deferred income tax assets	3,580,863	3,761,604

Deferred income tax liabilities:

Income-producing properties and property and equipment, principally because of differences in depreciation and capitalized interest	1,825,009	1,913,647

Gain on real estate sales structured as tax-deferred like-kind exchanges	5,279,104	4,268,288

Other	125,700	166,033

Gross deferred income tax liability	7,229,813	6,347,968

Net deferred income tax liability	$3,648,950	$2,586,364

There was no valuation allowance against deferred tax assets at April 30, 2002, and 2001.

For the year ended April 30, 2001, $45,945 of net deferred tax liability was reclassified to Net liabilities of discontinued operations (Note 3). The income tax expense of $184,000 related to discontinued operations consisted of current tax benefit of $50,261, and deferred tax expense of $234,261.

For the year ended April 30, 2000, the income tax benefit of $1,555,626 related to discontinued operations consisted of current tax benefit of $1,710,421, and deferred tax expense of $154,795.

11  DEFERRED PROFIT-SHARING PLAN

The Company has a deferred profit-sharing plan (the “Plan”) which covers the majority of its employees. Funded employer contributions to the Plan for 2002, 2001, and 2000, were approximately $60,000, $634,000, and $678,000, respectively. The net assets in the Plan, which is administered by an independent trustee, were approximately $9,290,000, $13,234,000, and $17,132,000, at April 30, 2002, 2001, and 2000, respectively.

12  SHAREHOLDERS’ EQUITY

In August 2000, the shareholders approved the 2000 Stock Award Plan (the “Award Plan”). The Award Plan permits the grant of incentive and non-qualified stock options, non-restricted, restricted and performance stock awards, and stock appreciation rights to directors, employees, independent contractors, advisors, or consultants to the Company, as determined by the Compensation Committee of the Board of Directors. The term and vesting requirements for each award are determined by the Compensation Committee, but in no event may the term exceed ten years. Incentive Stock Options under the Award Plan provide for the purchase of the Company’s common stock at not less than fair market value on the date the option is issued. The total number of shares available for grant under the Award Plan is 1,000,000 shares.

On January 19, 2001, the Company granted a restricted stock award to certain eligible employees, directors, and certain consultants, which vested on January 19, 2002, as long as the grantee continued to be employed by the Company until the vesting date. On May 18, 2001, the Company granted a restricted stock award to certain eligible employees, which vested on May 18, 2002, as long as the grantee continued to be employed by the Company until the vesting date. On November 28, 2001, the Company granted a restricted stock award to an eligible employee which vests on November 28, 2002, as long as the grantee continues to be employed by the Company until the vesting date. During fiscal 2002 and 2001, forfeitures of restricted shares which did not vest totaled 2,300 and 800 shares, respectively.

The Company recognizes compensation expense ratably over the vesting period. Stock award compensation expense for the years ended April 30, 2002, and 2001, was $113,440 and $29,531, respectively. As of April 30, 2002, after forfeitures during the year, there were 12,300 shares outstanding under restricted stock award grants.

As allowed under Statement of Financial Accounting Standards (“SFAS”) 123, Accounting for Stock-Based Compensation, the Company will account for all options issued to employees under the Award Plan in accordance with Accounting Principles Board Opinion (“APB”) 25, Accounting for Stock Issued to Employees, and compensation expense, if any, will be recognized accordingly. All options issued to non-employees will be accounted for under SFAS 123, and compensation expense will be recognized accordingly. In May 2001, the Company issued 150,616 incentive stock options with an exercise price of $4.00 per share to certain employees, one-half of which vested in May 2002 and the remaining one-half will vest in May 2003, as long as the grantee continues to be employed by the Company until the vesting date. No options were outstanding in fiscal 2001 or 2000.

For purposes of the pro forma disclosures required by SFAS 123, the Company has computed the value of all stock and stock option awards granted during fiscal 2002 using the Black-Scholes option pricing model with the following weighted average assumptions and results as of April 30, 2002:

Assumptions

Risk-free interest rate	4.93%

Assumed dividend yield	4.16%

Assumed lives of option awards	5 years

Assumed volatility	.4150

Results

Weighted average fair value of options granted	$1.05

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions. In the Company’s opinion, because the Company’s stock-based compensation awards have characteristics significantly different from traded options, and because changes in the subjective assumptions can materially affect the fair value estimate, the results obtained from the valuation model do not necessarily provide a reliable single measure of the value of its stock-based compensation awards.

If the Company had accounted for its stock-based compensation awards in 2002 in accordance with SFAS 123, pro forma results would have been as follows for the year ended April 30, 2002:

Pro forma loss from continuing operations	$(955,958)

Pro forma earnings from discontinued operations	1,720,749

Pro forma net earnings	$764,791

Pro forma net earnings (loss) per share:

From continuing operations — basic and diluted	$(.33)

From discontinued operations — basic and diluted	.59

Net earnings per share — basic and diluted	$.26

In fiscal 2000, the Company’s Board of Director’s authorized the repurchase of up to 200,000 shares of Common Stock during the twelve-month period beginning February 25, 2000, and ending February 24, 2001. In 2001 and 2002, the Company’s Board authorized additional repurchases of up to 200,000 shares of Common Stock in each of the subsequent twelve-month periods, the latest to end on February 23, 2003. During fiscal 2002 and 2001, the Company repurchased 44,524 and 20,053, respectively, shares of Common Stock. No shares were repurchased in fiscal 2000.

13  NET EARNINGS (LOSS) PER SHARE

Earnings per share is calculated in accordance SFAS 128, Earnings Per Share, which requires dual presentation of basic and diluted earnings per share on the face of the income statement for all entities with complex capital structures. Basic and diluted weighted-average share differences result solely from dilutive common stock options. Dilutive potential common shares are calculated in accordance with the treasury stock method, which assumes that proceeds from the exercise of all options are used to repurchase common shares at market value. The number of shares remaining after the exercise proceeds are exhausted represents the potentially dilutive effect of the options. Options to purchase 150,616 shares were outstanding at April 30, 2002, but were not included in the computation of diluted net earnings (loss) per share for the first three quarters of the fiscal year because the exercise price of the options was greater than the average market price of the common shares, and therefore, the effect would be antidilutive. During the fourth quarter, the average market price exceeded the exercise price, however, the options did not have a dilutive effect on earnings per share.

The following tables set forth the computations of basic and diluted net earnings (loss) per share:

	For the year ended April 30, 2002

	Earnings (loss)	Shares	Per share
	(numerator)	(denominator)	amount

Basic EPS — earnings per share from continuing operations	$(908,975)	2,909,079	$(.31)

Basic EPS — earnings per share from discontinued operations	1,720,749	2,909,079	.59

Effect of dilutive securities	–	–	–

Diluted EPS — earnings per share plus assumed conversions	$811,774	2,909,079	$.28

	For the year ended April 30, 2001

	Earnings	Shares	Per share
	(numerator)	(denominator)	amount

Basic EPS — earnings per share from continuing operations	$376,325	2,938,504	$.13

Basic EPS — earnings per share from discontinued operations	299,847	2,938,504	.10

Effect of dilutive securities	–	–	–

Diluted EPS — earnings per share plus assumed conversions	$676,172	2,938,504	$.23

	For the year ended April 30, 2000

	Earnings (loss)	Shares	Per share
	(numerator)	(denominator)	amount

Basic EPS — earnings per share from continuing operations	$2,367,190	2,936,356	$.80

Basic EPS — loss per share from discontinued operations	(2,612,332)	2,936,356	(.89)

Basic EPS — extraordinary loss from early extinguishment of debt	(211,463)	2,936,356	(.07)

Effect of dilutive securities	–	–	–

Diluted EPS — loss per share plus assumed conversions	$(456,605)	2,936,356	$(.16)

14  OPERATING SEGMENTS

The Company had three operating segments at April 30, 2002: Construction, Real Estate, and Energy Management. The Construction Segment activities consist primarily of new construction, expansion, and remodeling of retail store buildings, banks, shopping centers, warehouses, and distribution centers. The Real Estate Segment is involved in the investment in shopping centers and office properties in the Southeast and Midwest. During fiscal 2001, the Company entered into contracts with third parties for the asset and property management functions related to its real estate portfolio (Note 1). The Energy Management Segment, which began in fiscal 2002, assists its customers in reducing energy consumption and operating costs of existing commercial buildings by providing: (1) engineering services, (2) equipment maintenance and labor productivity management, and (3) utility cost management.

The operating segments are managed separately and maintain separate personnel due to the differing services offered by each segment. Management of each of the segments evaluates and monitors the performance of the segments based on the operating earnings or losses prior to income taxes. The significant accounting policies utilized by the operating segments are the same as those summarized in Note 2 to the accompanying financial statements of the Company.

As of April 30, 1999, the Company had another operating segment, which manufactured store fixtures for retail outlets, display fixtures for point-of-sale merchandising and other products. The Manufacturing Segment was discontinued during fiscal year 2000 (Note 3).

Total revenue by operating segment includes both revenues from unaffiliated customers, as reported in the Company’s consolidated statements of operations, and intersegment revenues, which are generally at prices negotiated between segments.

The Company had revenues from The Home Depot, Inc., primarily representing revenues in the Construction Segment, aggregating approximately 56%, 66%, and 49% of consolidated revenues in 2002, 2001, and 2000, respectively. Revenues from Academy Sports & Outdoor, generated entirely in the Construction Segment, totaled 18% in 2002, and were less than 10% in 2001 and 2000.

Operating earnings (loss) from continuing operations represents total revenue less operating expenses, including depreciation and interest. Selling, general and administrative and interest costs, deducted in the computation of operating earnings (loss) of each segment, represent the actual costs incurred by that segment. It excludes any extraordinary items. Parent expenses and income taxes have not been allocated to the other subsidiaries.

Segment assets are those that are used in the Company’s operations in each segment, including receivables due from other segments. The Parent Company’s assets are primarily cash and cash equivalents, cash surrender value of life insurance, receivables, and assets related to the deferred compensation plans. Assets attributable to discontinued operations are also included in the Parent Company’s assets in 2001 and 2000.

14  OPERATING SEGMENTS continued

			Energy
	Construction	Real Estate	Management	Parent	Eliminations	Consolidated

2002

Revenues from unaffiliated customers	$100,687,872	$13,643,263	$2,994,879	$–	$–	$117,326,014

Interest and other income	60,537	166,186	–	55,188	(10,238)	271,673

Intersegment revenue	–	461,818	–	–	(461,818)	–

Total revenues from continuing operations	$100,748,409	$14,271,267	$2,994,879	$55,188	$(472,056)	$117,597,687

Operating earnings (loss) from continuing operations	$243,344	$1,093,714	$(135,945)	$(2,785,300)	$58,969	$(1,525,218)

Segment assets	$17,868,761	$67,392,758	$3,441,921	$11,742,652	$(9,505,209)	$90,940,883

Interest expense	$5,255	$4,373,118	$10,431	$7,925	$–	$4,396,729

Depreciation and amortization	$348,137	$2,519,035	$201,399	$127,041	$(30,726)	$3,164,886

Capital expenditures	$14,655	$624,801	$39,154	$13,769	$–	$692,379

			Energy
			Management
	Construction	Real Estate	(Note 16)	Parent	Eliminations	Consolidated

2001

Revenues from unaffiliated customers	$141,118,311	$12,956,875	$–	$–	$–	$154,075,186

Interest and other income	241,679	259,588	–	30,534	–	531,801

Intersegment revenue	28,060	388,960	–	–	(417,020)	–

Total revenues from continuing operations	$141,388,050	$13,605,423	$–	$30,534	$(417,020)	$154,606,987

Operating earnings (loss) from continuing operations	$3,194,897	$200,195	$–	$(2,819,777)	$45,723	$621,038

Segment assets	$23,293,006	$69,459,677	$–	$11,779,447	$(6,912,445)	$97,619,685

Interest expense	$12,106	$5,019,470	$–	$18,934	$–	$5,050,510

Depreciation and amortization	$420,241	$2,315,300	$–	$56,004	$(29,781)	$2,761,764

Capital expenditures	$303,541	$97,862	$–	$4,989	$–	$406,392

			Energy
			Management
	Construction	Real Estate	(Note 16)	Parent	Eliminations	Consolidated

2000

Revenues from unaffiliated customers	$143,915,901	$30,217,185	$–	$–	$–	$174,133,086

Interest and other income	168,005	231,261	–	67,630	(20,490)	446,406

Intersegment revenue	–	1,576,990	–	–	(1,576,990)	–

Total revenues from continuing operations	$144,083,906	$32,025,436	$–	$67,630	$(1,597,480)	$174,579,492

Operating earnings (loss) from continuing operations	$3,147,237	$4,807,481	$–	$(3,700,003)	$(390,764)	$3,863,951

Segment assets	$26,551,266	$72,311,374	$–	$10,716,008	$(6,732,781)	$102,845,867

Interest expense	$30,747	$5,382,720	$–	$51,562	$(78,772)	$5,386,257

Depreciation and amortization	$368,574	$2,508,117	$–	$28,459	$(34,896)	$2,870,254

Capital expenditures	$439,505	$9,463,803	$–	$5,491	$–	$9,908,799

15  NEW ACCOUNTING PRONOUNCEMENTS

During June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS 141, Business Combinations. Under the provisions of SFAS 141, all business combinations initiated after June 30, 2001, must be accounted for using the purchase method of accounting. The adoption of SFAS 141 did not have a material impact on the Company’s financial statements.

Also during June 2001, the FASB issued SFAS 142, Goodwill and Other Intangible Assets. Under the provisions of SFAS 142, there will be no amortization of goodwill and other intangible assets that have indefinite useful lives. Instead, these assets must be tested for impairment annually and when events or changes in circumstances indicate that impairment may have occurred. The Company elected to adopt SFAS 142 as of May 1, 2001, and therefore goodwill and a trademark with an indefinite useful life acquired in the transaction described in Note 16 to the Consolidated Financial Statements have not been amortized.

During August 2001, the FASB issued SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS 144 supercedes FASB 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. In addition, SFAS 144 supercedes the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions for segments of a business to be disposed of. SFAS 144 addresses the treatment of assets held for sale or to be otherwise disposed of, the evaluation of impairment for long-lived assets, and the reporting of discontinued operations. The provisions of SFAS 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001. The adoption of SFAS 144 is not expected to have a significant impact on the Company’s financial position or cash flows; however, under SFAS 144, beginning May 1, 2002, the Company will report any gains or losses recognized on sales of its income-producing real estate properties in discontinued operations, and the results of operations of an operating property classified as held for sale will be reported in discontinued operations.

16  ACQUISITION

In May 2001, the Company acquired substantially all of the assets and employed all of the personnel of an energy management and engineering services company, Servidyne Systems, Inc., and acquired certain intellectual property from an affiliated company, Servidyne, Incorporated, for approximately $3.1 million, including the costs associated with completing the acquisition, in an all cash transaction (the “Servidyne transaction”). This acquisition was accounted for as a purchase, and accordingly, the purchase price was allocated to the underlying assets acquired and liabilities assumed, based upon their estimated fair market values as of the date of acquisition. The results of operations related to the acquired assets have been included in the Company’s financial statements since May 2001. Servidyne has offered its expertise, products, and services to its institutional customers for more than 28 years. In pursuit of growth and improved shareholder returns, the Company will seek opportunities to leverage Servidyne’s reservoir of knowledge in order to assist the now combined customer base in making building infrastructures more efficient.

A director of the Company, together with her spouse, held directly or as trustees, approximately 53% of the outstanding common stock of Servidyne Systems, Inc. and approximately 70% of the outstanding common stock of Servidyne, Incorporated. This director was also a director and officer of both Servidyne Systems, Inc. and Servidyne, Incorporated.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

Current assets	$149,163

Furniture, fixtures and equipment	13,321

Intangible assets	1,200,034

Goodwill	1,741,831

Total assets acquired	3,104,349

Current liabilities	(132,686)

Net assets acquired	$2,971,663

Of the $1,200,034 of acquired intangible assets, $315,261 was assigned to a registered trademark that is not subject to amortization. The remainder of the intangible assets consists of computer-based work management products (five-year weighted-average useful life) in the amount of $856,113, and other intangible assets of $28,660 (ten-year useful life). The weighted-average useful life of all acquired intangible assets subject to amortization is five years.

The goodwill amount has been assigned to the Energy Management Segment. For tax purposes, all of the goodwill is expected to be amortized and deductible.

The following table displays the consolidated current results for the year ended April 30, 2002, and the consolidated unaudited proforma results for the year ended April 30, 2001, as if the acquisition had been completed on May 1, 2000:

	Year ended April 30

	2002	2001
	(actual)	(proforma)

Revenues	$117,597,687	$157,412,263

Net earnings (loss) from continuing operations	$(908,975)	$631,229

Net earnings from discontinued operations	1,720,749	299,847

Net earnings	$811,774	$931,076

Net earnings (loss) per share:

From continuing operations-basic and diluted	$(.31)	$.22

From discontinued operations-basic and diluted	.59	.10

Net earnings per share-basic and diluted	$.28	$.32

17  GOODWILL AND OTHER INTANGIBLE ASSETS

The following table illustrates the treatment of acquired intangible assets as of April 30, 2002:

Gross Carrying
Amortized intangible assets	Amount

Computer-based work management products	$856,113

Other	28,660

Net assets acquired	$884,773

Unamortized intangible assets

Goodwill	$1,741,831

Trademark	315,261

Net assets acquired	$2,057,092

The gross carrying amounts and accumulated amortization for all of the Company’s intangible assets as of April 30, 2002, are as follows:

	Gross Carrying	Accumulated
Amortized intangible assets	Amount	Amortization

Computer-based work management products	$885,951	$190,080

Computer software	304,956	243,542

Real estate lease costs	1,783,381	856,573

Deferred loan costs	819,875	428,133

Other	28,660	2,869

	$3,822,823	$1,721,197

Unamortized intangible assets

Goodwill	$1,741,831

Trademark	315,261

$2,057,092

Aggregate amortization expense for all amortized intangible assets

For the year ended April 30, 2002	$502,478

Estimated amortization expense for all amortized intangible
assets for the fiscal year ended

April 30, 2003	$453,782

April 30, 2004	350,630

April 30, 2005	332,970

April 30, 2006	226,417

April 30, 2007	119,042

As the acquisition, which resulted in the Company’s initial recording of goodwill, occurred during the current fiscal year, no goodwill or resulting amortization was recorded in the previous fiscal year. Therefore no proforma amounts are required to provide comparability.

18  KMART BANKRUPTCY

In January 2002, Kmart Corporation filed for protection under Chapter 11 of the U.S. Bankruptcy Code. At that time, four of the Company’s seven owned retail properties contained stores leased to Kmart, two of which are freestanding stores. The Company sold at a gain its Englewood shopping center, which had a Kmart store, on June 28, 2002. See Note 19 to the Consolidated Financial Statements. The remaining three Kmart locations owned by the Company are currently open and operating. Seven freestanding Kmart stores that the Company developed, sold, leased back, and then subleased to Kmart are currently open and operating. Kmart, pursuant to its rights under Chapter 11, terminated its subleases to the Company’s two former leaseback properties in Louisville, Kentucky, and West St. Paul, Minnesota, and the Company subsequently terminated its leases for both properties.

In March 2002, Kmart published a list of stores that it would close. None of the properties leased or subleased to Kmart by the Company was on the list. The Bankruptcy Court has not provided the Company any further information as to whether any additional Kmart stores might be closed or which leases will be rejected or affirmed. Kmart contacted the Company to request a reduction in rent for one leaseback location. The Company denied the request, Kmart continued to pay full rent, and the store remained open. This location generated approximately $46,000 in pre-tax earnings in fiscal 2002, and the Company has no capitalized costs related to this location.

19  SUBSEQUENT EVENT

On June 28, 2002, the Company sold its shopping center located in Englewood, Florida, at a gain. The property was classified as Property held for sale at April 30, 2002, in the accompanying Consolidated Balance Sheet. Most of the proceeds from the sale was used to repay the debt on the property that was originally due in August 2002, and for other selling costs.

On July 17, 2002, the Company refinanced the acquisition and construction loan on the corporate headquarters building in Atlanta, Georgia. Proceeds from the new $4.9 million loan were primarily used to repay the $4.5 million existing loan and for refinancing costs.

20  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Quarterly financial information for the fiscal years ended April 30, 2002, and 2001 (dollars in thousands, except per share amounts):

	Fiscal Year Ended April 30, 2002

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Total revenues	$40,082	$33,037	$25,208	$19,271

Gross profit	3,142	2,755	2,358	2,160

Net earnings (loss)	52	1,575	(220)	(595)

Net earnings (loss) per share-basic and diluted	.02	.54	(.08)	(.20)

	Fiscal Year Ended April 30, 2001

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Total revenues	$50,926	$53,605	$27,521	$22,555

Gross profit	4,209	4,904	2,852	3,567

Net earnings (loss)	560	743	(786)	159

Net earnings (loss) per share-basic and diluted	.19	.25	(.26)	.05

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

		Additions

	Balance at	Charged to	Charged to
	Beginning	Costs and	Other			Balance at
	of Year	Expenses	Accounts	Deductions		End of Year

Description

Allowance for doubtful accounts (1)

Year ended April 30, 2002	$961,461	$203,687	$—	$133,688	(2)	$1,031,460

Year ended April 30, 2001	210,777	983,146	—	232,462	(2)	961,461

Year ended April 30, 2000	122,396	120,714	—	32,333	(2)	210,777

Inventory reserves (1)

Year ended April 30, 2002	$—	$—	$—	$—		$—

Year ended April 30, 2001	—	—	—	—		—

Year ended April 30, 2000	395,425	—	—	395,425	(3)	—

(1)	Includes amounts related to discontinued operations. See Note 3 to the Consolidated Financial Statements.

(2)	Allowance for doubtful accounts deductions resulted from the subsequent write-off and/or recovery of the related receivable.

(3)	Inventory reserve deductions resulted from the subsequent sale and/or write-off of the related inventory. All inventory was disposed of as of April 30, 2000, in conjunction with the discontinuance of the Manufacturing Segment’s operations.

SCHEDULE III — Real Estate and Accumulated Depreciation, April 30, 2002

				Costs
				Capitalized
				Subsequent
		Initial Cost to Company		to Acquisition

			Building and
Description	Encumbrances	Land	Improvements	Improvements

INCOME-PRODUCING PROPERTIES:

Shopping Center — Jackson, MI	$2,904,985	$401,195	$1,788,183	$1,206,803

Kmart — Morton, IL	2,686,603	18,005	2,767,764	—

Kmart — Columbus, GA	1,929,425	11,710	2,356,920	10,078

Leaseback Shopping Center — Davenport, IA	—	—	2,150	193,261

Leaseback Shopping Center — Jacksonville, FL	—	—	42,151	—

Leaseback Shopping Center — Orange Park, FL	—	—	127,487	35,731

Leaseback Shopping Center — Minneapolis, MN	—	—	—	40,778

Office Building — Atlanta, GA	4,596,683	660,000	4,338,102	770,063

Office Park — Marietta, GA	6,213,142	1,750,000	6,417,275	732,369

Shopping Center — Cincinnati, OH	—	1,699,410	617,102	393,414

Shopping Center — North Ft. Myers, FL	12,319,969	5,940,143	11,290,778	2,268,173

Shopping Center — Jacksonville, FL	8,864,793	3,908,004	5,170,420	80,588

	39,515,600	14,388,467	34,918,332	5,731,258

PROPERTY HELD FOR SALE:

Shopping Center — Englewood, FL (2)	12,206,700	6,072,805	8,823,506	(76,032)

REAL ESTATE HELD FOR FUTURE DEVELOPMENT OR SALE:

Land — Davenport, IA	—	183,572	—	—

Land — Louisville, KY	—	80,011	—	—

Land — Oakwood, GA	—	234,089	—	543,330

Land — Jackson, MI	—	—	—	74,687

Land — North Ft. Myers, FL	—	2,411,703	—	345,326

Land and Building — Atlanta, GA (3)	—	92,226	722,033	—

	—	3,001,601	722,033	963,343

	$51,722,300	$23,462,873	$44,463,871	$6,618,569

Reconciliations of total real estate carrying value and accumulated depreciation for the three years ended April 30, are as follows:

	Real Estate					Accumulated Depreciation

	2002		2001	2000		2002		2001	2000

BALANCE AT BEGINNING OF YEAR	$80,081,541		$79,615,241	$76,756,798		$17,235,470		$15,523,299	$16,587,209

ADDITIONS DURING YEAR

Real Estate	611,585		466,300	9,459,144	(4)	—		—	—

Depreciation	—		—	—		1,808,125		1,712,171	1,916,654

Transfers	814,259	(3)	—	—		492,548	(3)	—	—

	1,425,844		466,300	9,459,144		2,300,673		1,712,171	1,916,654

DEDUCTIONS DURING YEAR

Accumulated depreciation on properties sold or transferred	—		—	—		86,983		—	2,980,564

Carrying value of real estate sold, transferred, or retired	799,530		—	6,600,701	(5)	—		—	—

	799,530		—	6,600,701		86,983		—	2,980,564

BALANCE AT CLOSE OF YEAR	$80,707,855		$80,081,541	$79,615,241		$19,449,160		$17,235,470	$15,523,299

									Life on Which
	Gross Amounts at Which								Depreciation
	Carried at Close of Year								in Latest
									Earnings
		Building and	Capitalized		Net Accumulated	Date(s) of		Date	Statement
Description	Land	Improvements	Interest	Total (1)	Depreciation	Construction		Acquired	is Computed

INCOME-PRODUCING PROPERTIES:
Shopping Center — Jackson, MI	$453,293	$2,942,888	$89,866	$3,486,047	$2,099,244	1972,1996		—	39 years

Kmart — Morton, IL	18,005	2,767,764	—	2,785,769	2,435,696	1980,1992		—	25 years

Kmart — Columbus, GA	11,710	2,366,998	238,970	2,617,678	2,245,762	1980,1988		—	25 years

Leaseback Shopping Center — Davenport, IA	—	195,411	—	195,411	172,985	1995		—	7 years

Leaseback Shopping Center — Jacksonville, FL	—	42,151	—	42,151	16,017	1994		—	25 years

Leaseback Shopping Center — Orange Park, FL	—	163,218	—	163,218	163,218	1995		—	7 years

Leaseback Shopping Center — Minneapolis, MN	—	40,778	—	40,778	9,255	1997		—	15 years

Office Building — Atlanta, GA	660,000	5,108,165	—	5,768,165	890,173	1974,1997	(6)	1997	39 years

Office Park — Marietta, GA	1,750,000	7,149,644	—	8,899,644	1,020,747	1980,1985	(7)	1997	39 years

Shopping Center — Cincinnati, OH	1,699,410	1,010,516	—	2,709,926	100,992	1982	(7)	1998	39 years

Shopping Center — North Ft. Myers, FL	5,276,631	14,222,463	4,470,789	23,969,883	5,755,508	1993,1996		—	31.5 years

Shopping Center — Jacksonville, FL	3,908,004	5,251,008	—	9,159,012	382,500	1985	(7)	1999	39 years

	13,777,053	41,261,004	4,799,625	59,837,682	15,292,097

PROPERTY HELD FOR SALE:
Shopping Center — Englewood, FL (2)	6,072,805	8,747,474	1,346,273	16,166,552	3,664,515	1990		—	32 years

REAL ESTATE HELD FOR FUTURE DEVELOPMENT OR SALE:
Land — Davenport, IA	183,572	—	—	183,572	—	—		1977	—

Land — Louisville, KY	80,011	—	—	80,011	—	—		1979	—

Land — Oakwood, GA	777,419	—	16,644	794,063	—	—		1987	—

Land — Jackson, MI	74,687	—	—	74,687	—	1996	(8)	1972	—

Land — North Ft. Myers, FL	2,757,029	—	—	2,757,029	—	—		1993

Land and Building — Atlanta, GA (3)	92,226	722,033	—	814,259	492,548	(9)		1960,1968	—

	3,964,944	722,033	16,644	4,703,621	492,548

	$23,814,802	$50,730,511	$6,162,542	$80,707,855	$19,449,160

NOTES:

(1) The aggregated cost for land and building and improvements for federal income tax purposes at April 30, 2002, is $67,589,838.
(2) Property sold June 28, 2002.
(3) Vacant former manufacturing facility.
(4) Primarily represents the acquisition of a shopping center in Jacksonville, Florida.
(5) Primarily represents the sale of a shopping center in Newnan, Georgia.
(6) Constructed by others in 1974, redeveloped by the Company in 1997.
(7) Constructed by others.
(8) Outparcel developed by Company in 1996.
(9) Original building constructed by others prior to 1960.

ITEM 9 CHANGES IN AND DISAGREEMENTS WITH INDEPENDENT AUDITORS ON ACCOUNTING AND
FINANCIAL DISCLOSURE

         See Current Reports on Form 8-K, filed October 30, 2001, and May 28, 2002, reporting changes in registrant’s certifying accountants.

PART III

ITEMS 10-13

The information contained under the headings “Nomination and Election of Directors,” “Related Party Transactions,” “Principal Holders of the Company’s Securities,” “Equity Compensation Plan,” and “Compensation of Executive Officers and Directors” in the Company’s definitive proxy materials for its 2002 Annual Meeting of Shareholders will be filed with the Securities and Exchange Commission under a separate filing, and is hereby incorporated by reference. Information related to Executive Officers of the Company is included in Item 1 of this report.

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

ITEM 14 EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(A)	The following documents are filed as part of this Annual Report on Form 10-K:

1. Financial Statements:

Independent Auditor’s Report and Report of Independent Accountants

Consolidated Balance Sheets at April 30, 2002, and 2001

Consolidated Statement of Operations for the Years Ended April 30, 2002, 2001, and 2000

Consolidated Statements of Shareholders’ Equity for the Years Ended April 30, 2002, 2001, and 2000

Consolidated Statements of Cash Flows for the Years Ended April 30, 2002, 2001, and 2000

Notes to Consolidated Financial Statements

2. Financial Statement Schedules:

Schedule II — Valuation and Qualifying Accounts

Schedule III — Real Estate and Accumulated Depreciation

3. Exhibits:

Exhibit No.

3a.	Articles of Incorporation (1)

3b.	Restated Bylaws (2), Amendment to Bylaws (5)

10a.	Directors Deferred Compensation Plan (3)#

10b.	Edward M. Abrams Split Dollar Life Insurance Agreements dated July 29, 1991 (4)#

10c.	Edward M. Abrams Employment Agreement dated November 18, 1998 (6)#

10d.	2000 Stock Award Plan (7) #

10e.	E. Milton Bevington Employment Agreement dated May 9, 2001 (8)#

10f.	Alan R. Abrams Split Dollar Life Insurance Agreement dated May 31, 2001 (8)#

10g.	J. Andrew Abrams Split Dollar Life Insurance Agreement dated May 31, 2001 (8)#

21.	List of the Company’s Subsidiaries

23a.	Consent of Deloitte & Touche LLP

23b.	Consent of PricewaterhouseCoopers LLP

99.	Proxy Statement for 2002 Annual Meeting of Shareholders

         Explanation of Exhibits

(1)	These exhibits are incorporated by reference to the Company’s Form 10-K for the year ended April 30, 1985.

(2)	This exhibit is incorporated by reference to the Company’s Form 10-K for the year ended April 30, 1997.

(3)	This exhibit is incorporated by reference to the Company’s Form 10-K for the year ended April 30, 1991.

(4)	These exhibits are incorporated by reference to the Company’s Form 10-K for the year ended April 30, 1993.

(5)	This exhibit is incorporated by reference to the Company’s Form 10-K for the year ended April 30, 1998.

(6)	This exhibit is incorporated by reference to the Company’s Form 10-K for the year ended April 30, 1999.

(7)	This exhibit is incorporated by reference to the Company’s Form S-8 filed September 29, 2000.

(8)	This exhibit is incorporated by reference to the Company’s Form 10-K for the year ended April 30, 2001.

#	Management compensatory plans or arrangement.

(B)	Reports on Form 8-K: None filed during the fourth quarter of fiscal 2002.

(C)	The Company hereby files as exhibits to this Annual Report on Form 10-K the exhibits set forth in Item 14(A)3 hereof.

(D)	The Company hereby files as financial statement schedules to this Annual Report on Form 10-K the financial statement schedules set forth in Item 14(A)2 hereof.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ABRAMS INDUSTRIES, INC.

Dated: July 19, 2002	By:	/s/ Alan R. Abrams

Alan R. Abrams

Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: July 19, 2002	/s/ Alan R. Abrams

Alan R. Abrams

Co-Chairman of the Board of Directors,

Chief Executive Officer

Dated: July 19, 2002	/s/ J. Andrew Abrams

J. Andrew Abrams

Co-Chairman of the Board of Directors

Dated: July 19, 2002	/s/ David L. Abrams

David L. Abrams

Director

Dated: July 19, 2002	/s/ Edward M. Abrams

Edward M. Abrams

Director

Dated: July 19, 2002	/s/ Paula Lawton Bevington

Paula Lawton Bevington

Director

Dated: July 19, 2002	/s/ Gilbert L. Danielson

Gilbert L. Danielson

Director

Dated: July 19, 2002	/s/ Melinda S. Garrett

Melinda S. Garrett

Director, Chief Financial Officer, and

Chief Accounting Officer

Dated: July 19, 2002	/s/ Robert T. McWhinney, Jr.

Robert T. McWhinney, Jr.

Director

Dated: July 19, 2002	/s/ B. Michael Merritt

B. Michael Merritt

Director

Dated: July 19, 2002	/s/ L. Anthony Montag

L. Anthony Montag

Director

Dated: July 19, 2002	/s/ Felker W. Ward, Jr.

Felker W. Ward, Jr.

Director