Form 10-Q
period 2002-07-31
ABRAMS INDUSTRIES INC
filed 2002-09-16
CIK 1923

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
QUARTERLY REPORT

Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934

For the quarter ended July 31, 2002

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

Former name, former address, former fiscal year, if changed since last report: N/A

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   ☒    No   ☐

The number of shares of $1.00 par value Common Stock of the Registrant outstanding as of August 31, 2002 was 2,910,179.

PART I. FINANCIAL INFORMATION
PART II. OTHER INFORMATION
SIGNATURES
CERTIFICATION BY CHIEF EXECUTIVE OFFICER
CERTIFICATION BY CHIEF FINANCIAL OFFICER
EX-99.1 - Section 906 Certification of the CEO
EX-99.2 - Section 906 Certification of the CFO

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ABRAMS INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	July 31, 2002	April 30, 2002

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$7,863,169	$7,911,205
Receivables (Note 3)	12,569,792	12,978,375
Less: Allowance for doubtful accounts (Note 5)	(589,102)	(1,031,460)
Assets of discontinued operations (Note 4)	102,146	12,525,941
Costs and earnings in excess of billings	853,478	682,162
Deferred income taxes	864,036	864,036
Other	765,565	686,842

Total current assets	22,429,084	34,617,101

INCOME-PRODUCING PROPERTIES, net	44,123,782	44,545,585
PROPERTY AND EQUIPMENT, net	580,348	642,710
OTHER ASSETS:
Real estate held for future development or sale	4,211,073	4,211,073
Intangible assets, net (Note 9)	2,500,579	2,416,887
Goodwill (Note 9)	1,741,831	1,741,831
Other	2,792,943	2,765,696

	$78,379,640	$90,940,883

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Trade and subcontractors payables	$7,599,078	$8,028,199
Accrued expenses	536,429	794,039
Liabilities of discontinued operations (Note 4)	585,868	12,541,036
Billings in excess of costs and earnings	763,601	677,987
Current maturities of long-term debt	2,453,718	2,700,744

Total current liabilities	11,938,694	24,742,005

DEFERRED INCOME TAXES	4,359,894	4,359,894
OTHER LIABILITIES	3,958,216	3,896,616
MORTGAGE NOTES PAYABLE, less current maturities	24,136,736	19,501,385
OTHER LONG-TERM DEBT, less current maturities	11,153,525	15,662,107

Total liabilities	55,547,065	68,162,007

SHAREHOLDERS’ EQUITY:
Common stock, $1 par value; 5,000,000 shares authorized; 3,055,539 issued and 2,910,179 outstanding in July 2002, 3,054,439 issued and 2,909,079 outstanding in April 2002	3,055,539	3,054,439
Additional paid-in capital	2,139,405	2,135,005
Deferred stock compensation	(12,000)	(12,744)
Retained earnings	18,321,308	18,273,853
Treasury stock, common shares, 145,360 in 2002 and 97,736 in 2001	(671,677)	(671,677)

Total shareholders’ equity	22,832,575	22,778,876

	$78,379,640	$90,940,883

See accompanying notes to consolidated financial statements.

ABRAMS INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	FIRST QUARTER ENDED
	JULY 31,

	2002	2001

REVENUES:
Construction	$14,428,033	$35,925,156
Rental income	2,571,162	2,773,513
Energy management	665,587	819,312

	17,664,782	39,517,981
Interest	16,007	80,661
Other	41,528	13,914

	17,722,317	39,612,556

COSTS AND EXPENSES:
Construction	14,245,415	34,900,197
Rental property operating expenses, excluding interest	1,661,228	1,518,823
Energy management	412,020	415,369

	16,318,663	36,834,389

Selling, general and administrative
Construction (Note 5)	203,465	735,992
Real estate	204,441	136,921
Energy management	389,074	310,558
Parent	634,533	725,807

	1,431,513	1,909,278

Interest costs incurred	735,302	856,129

	18,485,478	39,599,796

EARNINGS (LOSS) BEFORE INCOME TAXES	(763,161)	12,760

INCOME TAX EXPENSE (BENEFIT):	(298,213)	1,000

EARNINGS (LOSS) FROM CONTINUING OPERATIONS	(464,948)	11,760

DISCONTINUED OPERATIONS (Note 4):
Earnings from discontinued operations, adjusted for applicable income tax expense of $6,608 in 2002, and $25,000 in 2001	10,779	40,108
Gain on sale of assets of discontinued operations, adjusted for applicable income tax expense of $372,228 in 2002 and $0 in 2001	617,987	—

EARNINGS FROM DISCONTINUED OPERATIONS	628,766	40,108

NET EARNINGS	$163,818	$51,868

NET EARNINGS (LOSS) PER SHARE — BASIC (Note 7):
From continuing operations	$(.16)	$—
From discontinued operations	.22	.02

NET EARNINGS PER SHARE — BASIC	$.06	$.02

NET EARNINGS (LOSS) PER SHARE — DILUTED (Note 7):
From continuing operations	$(.16)	$—
From discontinued operations	.21	.02

NET EARNINGS PER SHARE — DILUTED	$.05	$.02

DIVIDENDS PER SHARE	$0.04	$0.04

WEIGHTED AVERAGE SHARES OUTSTANDING — BASIC	2,909,115	2,942,925

WEIGHTED AVERAGE SHARES OUTSTANDING — DILUTED	2,937,609	2,942,925

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	FIRST QUARTER ENDED JULY 31,

	2002	2001

Cash flows from operating activities:
Net earnings	$163,818	$51,868
Adjustments to reconcile net earnings to net cash used in operating activities:
Adjustments related to discontinued operations, net of tax	—	8,192
Depreciation and amortization	658,120	587,700
(Recovery of) provision for doubtful accounts, net	(442,358)	50,936
Gain on sale of real estate	(990,215)	—
Changes in assets and liabilities:
Receivables	406,130	(8,149,056)
Costs and earnings in excess of billings	(171,316)	(3,705,684)
Other current assets	(78,723)	(65,493)
Other assets	(31,247)	(99,284)
Trade and subcontractors payable	(429,121)	9,368,659
Accrued expenses	(257,610)	(1,882,047)
Billings in excess of costs and earnings	85,614	1,034,945
Other liabilities	61,600	92,351

Net cash used in operating activities	(1,025,308)	(2,706,913)

Cash flows from investing activities:
Additions to income-producing properties, net	(18,899)	—
Additions to property and equipment, net	(17,423)	(63,155)
Additions to intangible assets	(73,071)	(22,728)
Acquisition, net of cash acquired	—	(2,971,663)
Repayments received on notes receivable	2,453	21,715

Net cash used in investing activities	(106,940)	(3,035,831)

Cash flows from financing activities:
Debt proceeds	4,900,000	—
Debt repayments	(5,048,128)	(437,750)
Deferred loan costs paid	(107,788)	—
Repurchase of common stock	—	(46,575)
Cash dividends	(116,363)	(117,912)

Net cash used in financing activities	(372,279)	(602,237)

Cash flows from discontinued operations	1,456,491	—

Net decrease in cash and cash equivalents	(48,036)	(6,344,981)
Cash and cash equivalents at beginning of period	7,911,205	11,448,750

Cash and cash equivalents at end of period	$7,863,169	$5,103,769

Supplemental disclosure of noncash investing activities:
Transfer of income-producing property to property held for sale	$—	$12,524,333
Transfer of property to real estate held for future development or sale	$—	$321,710
Supplemental disclosure of noncash financing activities:
Issuance of common stock under Stock Award Plan	$5,500	$—

See accompanying notes to consolidated financial statements.

ABRAMS INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2002, AND APRIL 30, 2002
(UNAUDITED)

NOTE 1. ORGANIZATION AND BUSINESS

     Abrams Industries, Inc. and subsidiaries (the “Company”) was organized under Delaware law in 1960. In 1984, the Company changed its state of incorporation from Delaware to Georgia. The Company engages in (i) commercial construction; (ii) ownership of income-producing real estate properties; and (iii) energy management.

NOTE 2. UNAUDITED STATEMENTS

     The accompanying unaudited consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, the accompanying financial statements contain all adjustments, consisting of normal recurring accruals that are necessary for a fair statement of the results for the interim periods presented. These financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report to Shareholders for the year ended April 30, 2002. Results of operations for interim periods are not necessarily indicative of annual results.

     Certain reclassifications have been made to the fiscal 2002 consolidated financial statements to conform to classifications adopted in first quarter of fiscal 2003.

NOTE 3. RECEIVABLES

     All net contract and trade receivables are expected to be collected within one year.

NOTE 4. DISCONTINUED OPERATIONS

     The Company adopted SFAS No. 144 effective May 1, 2002, which requires, among other things, that the operating results of certain assets sold subsequent to April 30, 2002, be included in discontinued operations in the statements of operations for all periods presented. During the quarter ended July 31, 2002, the Company sold its shopping center located in Englewood, Florida, and recognized a pre-tax gain of $990,215. As a result of the sale, the Company’s financial statements have been prepared with the property’s assets and liabilities, results of operations, cash flows, and the gain from sale shown as discontinued operations. All historical statements have been restated to conform to this presentation in accordance with Statement of Financial Accounting Standard No. 144. Summarized financial information for the discontinued operations is as follows:

	Three months ended July 31,

Results of operations	2002	2001

Revenues	$289,173	$469,936
Operating expenses, including amortization and interest	271,786	404,828

	$17,387	$65,108

Assets of discontinued operations	July 31, 2002	April 30, 2002

Property held for sale	$—	$12,502,037
Receivables	57,020	16,713
Other	45,126	7,191

	$102,146	$12,525,941

Liabilities of discontinued operations
Mortgage debt	$—	$(12,206,700)
Accounts payable	—	(10,764)
Accrued expenses	(432,776)	(170,480)
Deferred income taxes	(153,092)	(153,092)

	$(585,868)	$(12,541,036)

NOTE 5. CHANGE IN AN ALLOWANCE FOR DOUBTFUL ACCOUNTS

     Selling, general, and administrative expense for the construction segment for the three months ended July 31, 2002, is net of a $450,000 decrease in an allowance for doubtful accounts reserve for a receivable from Montgomery Ward & Company.

NOTE 6. OPERATING SEGMENTS

     The table below exhibits selected financial data on a segment basis. Earnings (loss) from continuing operations before income taxes are total revenues less operating expenses of continuing operations, including depreciation and interest. Parent expenses have not been allocated to the subsidiaries.

For the Quarter Ended July 31, 2002	Construction	Real Estate	Energy Management	Parent	Eliminations	Consolidated

Revenues from unaffiliated customers	$14,428,033	$2,571,162	$665,587	$—	$—	$17,664,782
Interest and other income	4,959	44,368	—	14,542	(6,334)	57,535
Intersegment revenue	—	110,175	—	—	(110,175)	—

Total revenues from continuing operations	$14,432,992	$2,725,705	$665,587	$14,542	$(116,509)	$17,722,317

Earnings (loss) from continuing operations before income taxes	$(81,445)	$123,545	$(142,254)	$(670,173)	$7,166	$(763,161)

For the Quarter Ended July 31, 2001	Construction	Real Estate	Energy Management	Parent	Eliminations	Consolidated

Revenues from unaffiliated customers	$35,925,156	$2,773,513	$819,312	$—	$—	$39,517,981
Interest and other income	42,506	42,001	—	26,283	(16,215)	94,575
Intersegment revenue	—	120,303	—	—	(120,303)	—

Total revenues from continuing operations	$35,967,662	$2,935,817	$819,312	$26,283	$(136,518)	$39,612,556

Earnings (loss) from continuing operations before income taxes	$267,674	$423,200	$91,269	$(811,220)	$41,837	$12,760

NOTE 7. EARNINGS PER SHARE

     Basic earnings per share are computed by dividing net earnings by the weighted average shares outstanding during the reporting period. In May 2001, the Company issued 150,616 incentive stock options with an exercise price of $4.00 per share to certain employees. In July 2002, the Company issued an additional 609,000 incentive stock options with an exercise price of $5.10 per share to the Company’s directors, certain employees, and an independent contractor. On July 29, 2002, the Company granted a restricted stock award of a total of 1,100 shares of common stock to certain eligible employees, which vest on July 29, 2003, as long as the grantee continues to be employed by the Company until the vesting date.

NOTE 8. NEW ACCOUNTING PRONOUNCEMENTS

     During August 2001, the FASB issued SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS 144 supercedes FASB 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. In addition, SFAS 144 supercedes the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions for segments of a business to be disposed of. SFAS 144 addresses the treatment of assets held for sale or to be otherwise disposed of, the evaluation of impairment for long-lived assets, and the reporting of discontinued operations. The provisions of SFAS 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001. The adoption of SFAS 144 is not expected to have a significant impact on the Company’s financial position or cash flows; however, under SFAS 144, as of May 1, 2002, the Company began reporting any gains or losses recognized on sales of its income-producing real estate properties in discontinued operations, and the results of operations of any operating property classified as held for sale is reported in discontinued operations.

NOTE 9. GOODWILL AND OTHER INTANGIBLE ASSETS

     The gross carrying amounts and accumulated amortization for all of the Company’s intangible assets as of July 31, 2002, are as follows:

	Gross Carrying	Accumulated
Amortized intangible assets	Amount	Amortization

Computer-based work and energy management products	$929,644	$238,229
Computer software	306,302	257,743
Real estate lease costs	1,834,281	868,027
Deferred loan costs	931,663	477,647
Other	28,660	3,586

	$4,030,550	$1,845,232

Unamortized intangible assets

Goodwill	$1,741,831
Trademark	315,261

$2,057,092

Aggregate amortization expense for all amortized intangible assets

$124,035

Estimated amortization expense for all amortized intangible assets for the fiscal year ended

April 30, 2004	$371,870
April 30, 2005	358,780
April 30, 2006	252,227
April 30, 2007	144,168
April 30, 2008	135,429

NOTE 10. KMART BANKRUPTCY

     In January 2002, Kmart Corporation filed for protection under Chapter 11 of the U.S. Bankruptcy Code. At that time, four of the Company’s seven owned retail properties contained stores leased to Kmart, two of which were freestanding stores. The Company sold at a gain its Englewood shopping center, which is co-anchored by a Kmart store, on June 28, 2002. See Note 4. The remaining three Kmart stores owned by the Company are currently open and operating. The seven freestanding Kmart stores that the Company developed, sold, leased back, and then sub-leased to Kmart are currently open and operating.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Changes in CONSOLIDATED BALANCE SHEETS between April 30, 2002, and July 31, 2002.

     Accounts receivable decreased by $408,583 and Trade and subcontractors payable decreased by $429,121, primarily because of the timing of the submission and payment of invoices for construction work performed.

     Assets of discontinued operations decreased by $12,423,795 as a result of the sale of the shopping center in Englewood, Florida (see Note 4 to the consolidated financial statements).

     Accrued expenses decreased by $257,610, primarily due to the payment of year-end accruals.

     Current maturities of long-term debt decreased by $247,026 and mortgage notes payable increased by $4,635,351, primarily due to the refinancing of the corporate headquarters building in Atlanta, Georgia. The prior acquisition and construction loan in the amount of $4,279,361 was previously classified as other long-term debt and $317,322 was included in current maturities of long-term debt.

     Liabilities of discontinued operations decreased by $11,955,168 primarily due to the repayment of the debt on the sold shopping center located in Englewood, Florida (see Note 4 to the consolidated financial statements).

Results of operations of first quarter of fiscal 2003 compared to first quarter of fiscal 2002.

REVENUES From Continuing Operations

     For the first quarter 2003, consolidated revenues from continuing operations, including interest income and other income, and net of intersegment eliminations, were $17,722,317, compared to $39,612,556 for the first quarter 2002, a decrease of 55%.

     The figures in Chart A are Segment revenues from continuing operations, net of intersegment eliminations, and do not include interest income or other income.

CHART A
REVENUES FROM CONTINUING OPERATIONS SUMMARY BY SEGMENT
(Dollars in Thousands)

	First Quarter Ended
	July 31,
			Amount	Percent
	2002	2001	Decrease	Decrease

Construction (1)	$14,428	$35,925	(21,497)	(60)
Real Estate (2)	2,571	2,774	(203)	(7)
Energy Management (3)	666	819	(153)	(19)

	$17,665	$39,518	(21,853)	(55)

NOTES TO CHART A

(1)	Revenues decreased for the first quarter of 2003 from that in 2002 primarily due to: 1) management’s election to reduce revenue volume rather than continuing to bid on a number of jobs for the Company’s largest customer, which jobs were awarded to others at prices that offered the Company unacceptable levels of potential profitability, which accounted for approximately $19.1 million of such decrease; and 2) a reduction in the number of construction jobs available in a very competitive marketplace, which is a result of a marked deceleration in capital spending by retail companies. Management expects these trends to continue. The Company is actively seeking to identify customers and contracts that place more value on the Company’s high quality and high service approach, and is exploring different commercial market sectors for potential opportunities to broaden and increase construction segment revenues.

(2)	Revenues for the first quarter 2003 are lower primarily due to the termination of the subleases on two Kmart leaseback centers in the fourth quarter of fiscal 2002.

(3)	Revenues decreased for the first quarter of 2003 from that in 2002 primarily due to the general slowdown in the economy resulting in a decline in spending by customers for the products and services offered by the Company. The Company anticipates this trend will continue in the short-term.

     The following table indicates the backlog of contracts and rental income for the next twelve months by industry segment.

	July 31,

	2002	2001

Construction (1)	$26,830,000	$33,263,000
Real Estate (2)	9,016,000	11,307,000
Energy Management (3)	445,000	255,000

Total Backlog	$36,291,000	$44,825,000

(1)	See Note 1 to Chart A above.

(2)	Included in the real estate backlog at July 31, 2001, was rent of approximately $1,715,000 from the shopping center in Englewood, Florida, which was sold in June 2002, and approximately $552,000 related to the two Kmart leaseback subleases that were terminated during fiscal 2002.

(3)	Energy management contracts that can be cancelled with less than one year’s notice are not included in backlog. As of July 31, 2002, such contracts total $1.4 million in potential revenue over the next twelve months, assuming cancellation provisions are not invoked.

COSTS AND EXPENSES APPLICABLE TO REVENUES
From Continuing Operations

     As a percentage of total segment revenues from continuing operations (See Chart A) for the first quarter 2003 and 2002, the total applicable costs and expenses (See Chart B) were 92% and 93%, respectively. In reviewing Chart B, the reader should recognize that the volume of revenues generally will affect the amounts and percentages.

     The figures in Chart B are net of intersegment eliminations.

CHART B
COSTS AND EXPENSES APPLICABLE TO REVENUES
FROM CONTINUING OPERATIONS SUMMARY BY SEGMENT
(Dollars in Thousands)

			Percent of Segment Revenues
	First Quarter Ended		For First Quarter Ended
	July 31,		July 31,

	2002	2001	2002	2001

Construction (1)	$14,246	$34,900	99	97
Real Estate (2)	1,661	1,519	65	55
Energy Management (3)	412	415	62	51

	$16,319	$36,834	92	93

NOTES TO CHART B

(1)	The increase in the percentage of costs and expenses applicable to revenues for first quarter 2003 compared to the same period of 2002 is primarily attributable to losses taken on three jobs, without which margins would have had a minimal increase in first quarter 2003. However, we continue to see an oversupply of contractors in our marketplace and the resulting pressure on margins, which is a result of a significant decrease in demand due to the reduction in the number of available construction jobs because of ongoing weakness in capital spending in the retail industry.

(2)	The increase in the dollar amount and percentage of costs and expenses applicable to revenues from continuing operations for first quarter 2003 compared to the same period of 2002 is primarily attributable to depreciation expense on the Company’s shopping center located in North Ft. Myers, Florida, which was not depreciated during the first quarter 2002, as it was held for sale during that period.

(3)	The increase in the percentage of costs and expenses applicable to revenues for the first quarter 2003 compared to the same period of 2002 was primarily a result of the change in the mix of services and products sold.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
From Continuing Operations

     For the first quarter 2003 and 2002, selling, general and administrative expenses from continuing operations, net of intersegment eliminations, were $1,431,513 and $1,909,278, respectively. As a percentage of consolidated revenues from continuing operations, these expenses were 8% and 5%, respectively. In reviewing Chart C, the reader should recognize that the volume of revenues generally will affect the amounts and percentages. The percentages in Chart C are based upon expenses as they relate to segment revenues from continuing operations (Chart A), except that parent and total expenses relate to consolidated revenues from continuing operations.

CHART C
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
FROM CONTINUING OPERATIONS BY SEGMENT
(Dollars in Thousands)

			Percent of Segment Revenues
	First Quarter Ended		For First Quarter Ended
	July 31,		July 31,

	2002	2001	2002	2001

Construction (1)	$204	$736	1	2
Real Estate (2)	204	137	8	5
Energy Management (3)	389	310	58	38
Parent (4)	635	726	4	2

	$1,432	$1,909	8	5

NOTES TO CHART C

(1)	On a dollar basis, selling, general and administrative expenses were lower for first quarter 2003 compared to the same period of 2002 primarily due to: (1) a $450,000 decrease in an allowance for doubtful accounts reserve for a receivable from Montgomery Ward & Company; and (2) a reduction in personnel and incentive compensation costs.

(2)	On a dollar and percentage basis, selling, general and administrative expenses were higher for first quarter 2003 compared to the same period of 2002 primarily due to increased professional fees.

(3)	On a dollar and percentage basis, selling, general and administrative expenses were higher for first quarter 2003 compared to the same period of 2002 primarily due to an increase in personnel costs and consulting fees.

(4)	On a dollar basis, selling, general and administrative expenses were lower for the first quarter 2003 compared to the first quarter 2002 primarily because of a reduction in personnel and incentive compensation costs. On a percentage basis, selling, general and administrative expenses were higher due to the reduction of revenues.

Liquidity and capital resources.

     Between April 30, 2002, and July 31, 2002, working capital increased by $615,294. Operating activities used cash of $1,025,308. Investing activities used cash of $106,940. Financing activities used cash of $372,279. Discontinued operations provided cash of $1,456,491.

     At July 31, 2002, the Company had commitments from a bank for unsecured lines of credit totaling $12 million, of which $650,000 was restricted to secure two letters of credit described subsequently in this section. These lines of credit bear interest at the prime rate or LIBOR plus 2%, and have a commitment fee of 0.375% on the unused portion. The lines of credit expire on October 31, 2002. At July 31, 2002, no amounts were outstanding under these lines of credit.

     In conjunction with the origination of a mortgage on an income-producing property, the Company obtained an irrevocable, standby letter of credit in the amount of $500,000. The letter of credit was originally issued in July 1997, and has been extended to mature on June 1, 2003. The mortgage lender is allowed to draw on the letter in order to reduce the related mortgage loan if certain leasing requirements are not met. The letter of credit is secured by a bank line of credit discussed above.

     In 1999, in connection with the financing of the purchase of the Company’s shopping center in Jacksonville, Florida, the Company obtained a permanent mortgage loan in the amount of $9,500,000, which is secured by the center. The loan bears interest at 7.375% and is scheduled to be fully amortized over twenty years. The loan matures in 2019, but the lender may call the loan at any time after September 1, 2002. If the loan were called at any time after that date, the Company would have up to thirteen months to repay the principal amount of the loan without penalty. In conjunction with the loan, an Additional Interest Agreement was executed which entitles the lender to be paid additional interest equal to fifty percent of the quarterly net cash flow and fifty percent of the appreciation in the property upon sale or refinance. The liability related to the lender’s fifty percent share of the appreciation in the property was $2,429,188 at July 31, 2002. The mortgage debt and related unamortized loan discount was $8,800,423 and $1,623,493, respectively, at July 31, 2002.

     In April 2002, the maturity date of the loan related to the Company’s shopping center in North Ft. Myers, Florida, was extended to August 2003. The Company currently plans to refinance the shopping center prior to that maturity date. There can be no assurance that the property can be refinanced or that sufficient proceeds from any such refinancings will be available to pay off this loan on or before the maturity date.

     On June 28, 2002, the Company sold its shopping center located in Englewood, Florida, at a gain. The Company plans to use the excess cash remaining, after repaying the debt and selling expenses, for operating cash requirements, capital improvements to owned real estate, or to pursue investment in other growth opportunities.

     In July 2002, the Company refinanced the acquisition and construction loan on the corporate headquarters building in Atlanta, Georgia, which had a balance of $4,596,683 as of April 30, 2002. The new permanent loan, in the original principal amount of the $4,900,000, bears interest at 7.75%, is due in ten years, and is to be amortized on a twenty-five year schedule. Proceeds from the new loan remaining after repayment of the original loan and refinancing costs are expected to be used for operating cash needs. In conjunction with the refinancing of the loan, the Company is required to provide for potential future tenant improvements and lease commissions through additional collateral in the form of a letter of credit in the amount of $150,000 for each of the first three loan years, $300,000 during the fourth, fifth, and sixth loan years and $450,000, during the seventh, eighth, ninth and tenth loan years. The $150,000 letter of credit for the first three years is secured by a bank line of credit discussed above.

Cautionary statement regarding forward-looking statements.

     Certain statements contained or incorporated by reference in this Annual Report on Form 10-Q, including without limitation, statements containing the words “believes,” “anticipates,” “expects,” and words of similar import, are forward-looking statements within the meaning of the federal securities laws. Such forward-looking statements involve known and unknown risks, uncertainties and other matters which may cause the actual results, performance or achievements of the Company to be materially different from any past or future results, performance or uncertainties expressed or implied by such forward-looking statements.

     Factors relating to general global, national, regional and local economic conditions, including international political stability, national security, employment levels, wage and salary levels, consumer confidence, availability of credit, taxation policies, interest rates, capital spending, and inflation could negatively impact the Company’s customers, suppliers and sources of capital. Any significant negative impact on these parties could result in material adverse effects on the Company’s results of operations and financial condition.

     The Company is at risk for many other matters beyond its control. They include, but are not limited to: the impact of the Kmart Corporation bankruptcy on the Company’s rental revenues; co-tenancy provisions in other anchor leases; the Company’s ability to sell or refinance its real estate; the possibility of not achieving projected backlog revenues or not realizing earnings from such revenues; continuing competitive pressures on the availability and pricing of construction projects; weather conditions; changes in laws and regulations, including changes in accounting standards and generally accepted accounting principles; overall capital spending trends in the economy; the timing and amount of earnings recognition related to the possible sale of real estate properties held for sale; delays in customer orders; the ultimate collectibility of the Company’s receivable from Montgomery Ward & Company; the availability, timing and amount of possible refinancings related to real estate properties; the level and volatility of interest rates; the potential loss of a significant customer; the failure of a subcontractor to perform; and the deterioration in the financial stability of an anchor tenant, significant subcontractor or other significant customer.

Critical Accounting Policies

     A critical accounting policy is one which is both important to the portrayal of a Company’s financial position and results of operations, and requires the Company to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying consolidated financial statements and related notes. In preparing these financial statements, the Company has made its best estimates and judgments regarding certain amounts included in the financial statements, giving due consideration to materiality. The application of these accounting policies involves the exercise of judgment and use of assumptions regarding future uncertainties and as a result, actual results could differ from those estimates. Management believes that the Company’s most critical accounting policies are discussed below:

Principles of consolidation and basis of presentation

     The consolidated financial statements include the accounts of Abrams Industries, Inc., its wholly owned subsidiaries, and its 80% investment in Abrams-Columbus Limited Partnership. All significant intercompany balances and transactions have been eliminated in consolidation.

Revenue recognition

     Construction revenues are reported on the percentage-of-completion method, using costs incurred to date in relation to estimated total costs of the contracts to measure the stage of completion. The cumulative effects of changes in estimated total contract costs and revenues are recorded in the period in which the facts requiring the revisions become known. At the time it is determined that a contract is expected to result in a loss, the entire estimated loss is recorded.

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

     Revenues from the sale of real estate are recognized at the time of closing of a transaction. Costs of sales related to real estate are based on the specific property sold. When a portion or unit of a development property is sold, a proportionate share of the total cost of the development is charged to cost of sales.

     Energy management revenues primarily consist of services and product sales. Revenues are recognized as services are completed, and dependent upon the product type and customer agreement, product sales are recognized when products are shipped or delivered.

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

     Interest and other carrying costs related to any real estate assets under development are capitalized. Costs of development and construction are also capitalized. Capitalization of interest and other carrying costs is discontinued when a project is substantially completed or if active development ceases.

Impairment of long-lived assets and assets to be disposed of

     Long-lived assets and certain intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset to future net cash flows expected to be generated by the asset. If an asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the asset’s fair value. Assets to be disposed of are reported at the lower of their carrying amount or fair value less cost to sell. Depreciation is suspended during the marketing period.

Income taxes

     Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.

New accounting pronouncements

     See Note 8 to the consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     See “ITEM 2. Liquidity and capital resources” for discussion regarding the debt on the Company’s former shopping center in Englewood, Florida, its shopping center in North Ft. Myers, Florida, and its corporate headquarters office building in Atlanta, Georgia.

     There have been no other material changes since April 30, 2002.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

Exhibit 99.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 99.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K during the quarter ended July 31, 2002

See Current Reports on Form 8-K, filed May 28, 2002, reporting changes in registrant’s certifying accountants and Form 8-K, filed July 12, 2002, reporting disposition of asset.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ABRAMS INDUSTRIES, INC. (Registrant)

Date:	September 16, 2002	/s/ Alan R. Abrams

Alan R. Abrams Chief Executive Officer

Date:	September 16, 2002	/s/ Melinda S. Garrett

Melinda S. Garrett Chief Financial Officer

CERTIFICATION BY CHIEF EXECUTIVE OFFICER

I, Alan R. Abrams, certify that:

1.     I have reviewed this quarterly report on Form 10-Q of Abrams Industries, Inc.;

2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Date:	September 16, 2002	/s/ Alan R. Abrams

Alan R. Abrams Chief Executive Officer

CERTIFICATION BY CHIEF FINANCIAL OFFICER

I, Melinda S. Garrett, certify that:

1.     I have reviewed this quarterly report on Form 10-Q of Abrams Industries, Inc.;

2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Date:	September 16, 2002	/s/ Melinda S. Garrett

Melinda S. Garrett Chief Financial Officer