Form 10-Q/A
period 2002-10-31
ABRAMS INDUSTRIES INC
filed 2002-12-13
CIK 1923

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
QUARTERLY REPORT

Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934

For the quarter ended October 31, 2002

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

Yes	☑	No

The number of shares of $1.00 par value Common Stock of the Registrant outstanding as of November 30, 2002 was 2,910,051.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ABRAMS INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	October 31, 2002	April 30, 2002

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$6,476,538	$7,911,205
Receivables (Note 3)	14,028,380	12,978,375
Less: Allowance for doubtful accounts (Note 5)	(525,074)	(1,031,460)
Assets of discontinued operations (Note 4)	102,146	12,525,941
Costs and earnings in excess of billings	518,809	682,162
Property held for sale	258,259	—
Income taxes receivable	1,161,834	843,486
Deferred income taxes	864,036	864,036
Other	788,668	686,842

Total current assets	23,673,596	35,460,587

INCOME-PRODUCING PROPERTIES, net	43,734,203	44,545,585
PROPERTY AND EQUIPMENT, net	546,415	642,710
OTHER ASSETS:
Real estate held for future development or sale	3,952,814	4,211,073
Intangible assets, net (Note 9)	2,464,435	2,416,887
Goodwill (Note 9)	1,741,831	1,741,831
Other	2,674,825	2,765,696

	$78,788,119	$91,784,369

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Trade and subcontractors payables	$8,581,084	$8,028,199
Accrued expenses	1,174,622	1,637,525
Liabilities of discontinued operations (Note 4)	657,368	12,541,036
Billings in excess of costs and earnings	732,396	677,987
Current maturities of long-term debt	2,471,198	2,700,744

Total current liabilities	13,616,668	25,585,491

DEFERRED INCOME TAXES	4,359,894	4,359,894
OTHER LIABILITIES	3,804,241	3,896,616
MORTGAGE NOTES PAYABLE, less current maturities	23,906,616	19,501,385
OTHER LONG-TERM DEBT, less current maturities	10,921,333	15,662,107

Total liabilities	56,608,752	69,005,493

SHAREHOLDERS’ EQUITY:
Common stock, $1 par value; 5,000,000 shares authorized; 3,055,539 issued and 2,910,051 outstanding in October 2002, 3,054,439 issued and 2,909,079 outstanding in April 2002	3,055,539	3,054,439
Additional paid-in capital	2,139,403	2,135,005
Deferred stock compensation	(5,750)	(12,744)
Retained earnings	17,662,322	18,273,853
Treasury stock, common shares; 145,488 in October 2002 and 145,360 in April 2002	(672,147)	(671,677)

Total shareholders’ equity	22,179,367	22,778,876

	$78,788,119	$91,784,369

See accompanying notes to consolidated financial statements.

ABRAMS INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	SECOND QUARTER ENDED		FIRST SIX MONTHS ENDED
	OCTOBER 31,		OCTOBER 31,

	2002	2001	2002	2001

REVENUES:
Construction	$20,100,576	$28,979,970	$34,528,609	$64,905,126
Rental income	2,616,381	2,722,762	5,187,543	5,496,275
Energy management	732,955	796,616	1,398,542	1,615,928

	23,449,912	32,499,348	41,114,694	72,017,329
Interest	19,378	39,522	35,385	120,183
Other	840	28,709	42,368	42,623

	23,470,130	32,567,579	41,192,447	72,180,135

COSTS AND EXPENSES:
Construction	19,776,804	28,215,507	34,022,219	63,115,704
Rental property operating expenses, excluding interest	1,565,132	1,498,549	3,226,360	3,017,372
Energy management	320,582	433,995	732,602	849,364

	21,662,518	30,148,051	37,981,181	66,982,440

Selling, general and administrative
Construction (Note 5)	711,342	810,802	914,807	1,546,794
Real estate	248,629	103,933	453,070	240,854
Energy management	454,570	336,767	843,644	647,325
Parent	550,622	629,500	1,185,155	1,355,307

	1,965,163	1,881,002	3,396,676	3,790,280

Interest costs incurred	717,801	821,893	1,453,103	1,678,022

	24,345,482	32,850,946	42,830,960	72,450,742

LOSS BEFORE INCOME TAXES FROM CONTINUING OPERATIONS	(875,352)	(283,367)	(1,638,513)	(270,607)

INCOME TAX BENEFIT	(338,787)	(112,000)	(637,000)	(111,000)

LOSS FROM CONTINUING OPERATIONS	(536,565)	(171,367)	(1,001,513)	(159,607)

DISCONTINUED OPERATIONS (Note 4):
Earnings (loss) from discontinued operations, adjusted for applicable income tax expense (benefit) of $(3,195), $14,000, $3,413, and $39,000, respectively	(6,017)	25,011	4,762	65,119
Gain on sale of assets of discontinued operations, adjusted for applicable income tax expense of $0, $1,056,000, $0, $372,228 and $1,056,000, respectively	—	1,720,749	617,987	1,720,749

EARNINGS (LOSS) FROM DISCONTINUED OPERATIONS	(6,017)	1,745,760	622,749	1,785,868

NET EARNINGS (LOSS)	$(542,582)	$1,574,393	$(378,764)	$1,626,261

NET EARNINGS (LOSS) PER SHARE — BASIC AND DILUTED (Note 8):
From continuing operations	$(.18)	$(.06)	$(.34)	$(.03)
From discontinued operations	—	.60	.21	.59

NET EARNINGS (LOSS) PER SHARE — BASIC AND DILUTED	$(.18)	$.54	$(.13)	$.56

DIVIDENDS PER SHARE	$.04	$.04	$.08	$.08

WEIGHTED AVERAGE SHARES OUTSTANDING — BASIC AND DILUTED	2,910,148	2,928,627	2,909,632	2,935,776

See accompanying notes to consolidated financial statements.

ABRAMS INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	SIX MONTHS ENDED OCTOBER 31,

	2002	2001

Cash flows from operating activities:
Net earnings (loss)	$(378,764)	$1,626,261
Adjustments to reconcile net earnings (loss) to net cash used in operating activities:
Depreciation and amortization	1,296,671	1,173,143
(Recovery of) provision for doubtful accounts, net	(506,386)	12,316
Income from discontinued operations, net of tax	(622,749)	(1,785,868)
Changes in assets and liabilities:
Receivables	(2,006,036)	(7,096,833)
Costs and earnings in excess of billings	163,353	172,560
Other current assets	(101,826)	124,687
Other assets	86,871	(125,429)
Trade and subcontractors payable	552,885	5,707,946
Accrued expenses	169,813	(1,954,330)
Billings in excess of costs and earnings	54,409	522,731
Other liabilities	(92,375)	30,269

Net cash used in operating activities	(1,384,134)	(1,592,547)

Cash flows from investing activities:
Additions to income-producing properties, net	(36,186)	(69,799)
Additions to property and equipment, net	(57,414)	—
Additions to intangible assets	(165,464)	(31,661)
Acquisition, net of cash acquired	—	(2,971,663)
Repayments received on notes receivable	4,967	67,732

Net cash used in investing activities	(254,097)	(3,005,391)

Cash flows from financing activities:
Debt proceeds	4,900,000	—
Debt repayments	(5,518,284)	(921,962)
Deferred loan costs paid	(107,788)	—
Repurchase of common stock	(470)	(110,839)
Cash dividends	(232,770)	(235,404)

Net cash used in financing activities	(959,312)	(1,268,205)

Cash flows from discontinued operations:
Operating activities	(120,325)	564,137
Mortgage payoff	(12,206,700)	—
Proceeds from sale of property, net of costs of sale	13,489,901	—

Net cash provided by discontinued operations	1,162,876	564,137

Net decrease in cash and cash equivalents	(1,434,667)	(5,302,006)
Cash and cash equivalents at beginning of period	7,911,205	11,448,750

Cash and cash equivalents at end of period	$6,476,538	$6,146,744

Supplemental disclosure of noncash investing activities:
Transfer of income-producing property to property held for sale	$—	$12,831,542
Transfer of property to real estate held for future development or sale	$—	$321,710
Supplemental disclosure of noncash financing activities:
Issuance of common stock under Stock Award Plan	$5,500	$—

See accompanying notes to consolidated financial statements.

ABRAMS INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2002, AND APRIL 30, 2002
(UNAUDITED)

NOTE 1. ORGANIZATION AND BUSINESS

     Abrams Industries, Inc. and subsidiaries (the “Company”) was organized under Delaware law in 1960. In 1984, the Company changed its state of incorporation from Delaware to Georgia. The Company engages in (i) commercial construction; (ii) development and ownership of income-producing real estate properties; and (iii) energy management.

NOTE 2. UNAUDITED STATEMENTS

     The accompanying unaudited consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures contained herein are adequate to make the information presented not misleading. In the opinion of management, the accompanying financial statements contain all necessary adjustments, which consist of normal recurring accruals that are necessary for a fair statement of the results for the interim periods presented. These financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report to Shareholders for the year ended April 30, 2002. Results of operations for interim periods are not necessarily indicative of annual results.

     Certain reclassifications have been made to the fiscal 2002 consolidated financial statements to conform to classifications adopted in the first six months of fiscal 2003.

NOTE 3. RECEIVABLES

     All net contract and trade receivables are expected to be collected within one year.

NOTE 4. DISCONTINUED OPERATIONS

     Effective May 1, 2002, the Company adopted SFAS No. 144, which requires, among other things, that the operating results of certain income-producing assets, sold subsequent to April 30, 2002, be included in discontinued operations in the statements of operations for all periods presented. On June 28, 2002, the Company sold its shopping center located in Englewood, Florida, and recognized a pre-tax gain of $990,215. As a result of the sale, the Company’s financial statements have been prepared with the property’s assets and liabilities, results of operations, cash flows, and the gain from the sale shown as discontinued operations. All historical statements have been restated to conform to this presentation in accordance with Statement of Financial Accounting Standard No. 144. Summarized financial information for the discontinued operations is as follows:

	Three months ended
	October 31,

	2002	2001

Results of operations
Revenues	$—	$469,160
Operating expenses, including amortization and interest	9,212	430,149

	$(9,212)	$39,011

	Six months ended
	October 31,

	2002	2001

Results of operations
Revenues	$289,173	$939,096
Operating expenses, including amortization and interest	280,998	834,977

	$8,175	$104,119

	October 31, 2002	April 30, 2002

Assets of discontinued operations
Property held for sale	$—	$12,502,037
Receivables	57,020	16,713
Other	45,126	7,191

	$102,146	$12,525,941

	October 31, 2002	April 30, 2002

Liabilities of discontinued operations
Mortgage debt	$—	$12,206,700
Accounts payable	—	10,764
Income taxes	548,818	242,091
Accrued expenses	108,550	81,481

	$657,368	$12,541,036

NOTE 5. CHANGE IN AN ALLOWANCE FOR DOUBTFUL ACCOUNTS

     Selling, general, and administrative expense for the construction segment for the six months ended October 31, 2002, is net of a $450,000 reduction in the allowance for doubtful accounts reserve for a receivable from Montgomery Ward & Company, a former customer that is now undergoing a reorganization under Chapter 11 of the U. S. Bankruptcy Code.

NOTE 6. NEW ACCOUNTING PRONOUNCEMENTS

During August 2001, the FASB issued SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS 144 supercedes FASB 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. In addition, SFAS 144 supercedes the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions for segments of a business to be disposed of. SFAS 144 addresses the treatment of assets held for sale or to be otherwise disposed of, the evaluation of impairment for long-lived assets, and the reporting of discontinued operations. The provisions of SFAS 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001. The adoption of SFAS 144 is not expected to have a significant impact on the Company’s financial position or cash flows. Under SFAS 144, as of May 1, 2002, the Company began reporting any gains or losses recognized on sales of its income-producing real estate properties in discontinued operations, and the results of operations of any operating property classified as held for sale is reported in discontinued operations.

NOTE 7. OPERATING SEGMENTS

     The table below exhibits selected financial data on a segment basis. Earnings (loss) from continuing operations before income taxes are total revenues less operating expenses (including depreciation and interest) of continuing operations. Parent expenses have not been allocated to the subsidiaries.

			Energy
For the Quarter Ended October 31, 2002	Construction	Real Estate	Management	Parent	Eliminations	Consolidated

Revenues from unaffiliated customers	$20,100,576	$2,616,381	$732,955	$—	$—	$23,449,912
Interest and other income	3,157	12,417	—	4,644	—	20,218
Intersegment revenue	—	112,388	—	—	(112,388)	—

Total revenues from continuing operations	$20,103,733	$2,741,186	$732,955	$4,644	$(112,388)	$23,470,130

Earnings (loss) from continuing operations before income taxes	$(450,797)	$207,781	$(42,429)	$(597,066)	$7,159	$(875,352)

			Energy
For the Quarter Ended October 31, 2001	Construction	Real Estate	Management	Parent	Eliminations	Consolidated

Revenues from unaffiliated customers	$28,979,970	$2,722,762	$796,616	$—	$—	$32,499,348
Interest and other income	8,092	54,452	—	80,092	(74,405)	68,231
Intersegment revenue	—	122,845	—	—	(122,845)	—

Total revenues from continuing operations	$28,988,062	$2,900,059	$796,616	$80,092	$(197,250)	$32,567,579

Earnings (loss) from continuing operations before income taxes	$(107,620)	$480,467	$23,600	$(659,315)	$(20,499)	$(283,367)

			Energy
For the Six Months Ended October 31, 2002	Construction	Real Estate	Management	Parent	Eliminations	Consolidated

Revenues from unaffiliated customers	$34,528,609	$5,187,543	$1,398,542	$—	$—	$41,114,694
Interest and other income	8,116	56,785	—	19,186	(6,334)	77,753
Intersegment revenue	—	222,563	—	—	(222,563)	—

Total revenues from continuing operations	$34,536,725	$5,466,891	$1,398,542	$19,186	$(228,897)	$41,192,447

Earnings (loss) from continuing operations before income taxes	$(532,242)	$331,326	$(184,683)	$(1,267,239)	$14,325	$(1,638,513)

			Energy
For the Six Months Ended October 31, 2001	Construction	Real Estate	Management	Parent	Eliminations	Consolidated

Revenues from unaffiliated customers	$64,905,126	$5,496,275	$1,615,928	$—	$—	$72,017,329
Interest and other income	50,598	96,453	—	106,375	(90,620)	162,806
Intersegment revenue	—	243,148	—	—	(243,148)	—

Total revenues from continuing operations	$64,955,724	$5,835,876	$1,615,928	$106,375	$(333,768)	$72,180,135

Earnings (loss) from continuing operations before income taxes	$160,054	$903,667	$114,869	$(1,470,535)	$21,338	$(270,607)

NOTE 8. EARNINGS PER SHARE

     Basic earnings per share are computed by dividing net earnings by the weighted average shares outstanding during the reporting period. Diluted earnings per share is computed giving effect to dilutive stock equivalents resulting from outstanding options. The dilutive potential common shares for the second quarter and the first six months of fiscal 2003 were 12,119 and 20,822, respectively. Since the Company had losses from continuing operations for both periods presented in fiscal 2003, all stock equivalents were antidilutive during these periods and are excluded from weighted average shares outstanding.

     In May 2001, the Company issued 150,616 incentive stock options with an exercise price of $4.00 per share to certain employees. In July 2002, the Company issued an additional 355,856 incentive stock options to certain employees and 253,144 non-qualified stock options to the Company’s directors, certain employees, and an independent contractor. All of the options issued in July 2002 have an exercise price of $5.10 per share. On July 29, 2002, the Company granted a restricted stock award of a total of 1,100 shares of common stock to certain eligible employees, which will vest on July 29, 2003, as long as the grantees continue to be employed by the Company until the vesting date. No stock options or stock awards were granted in the three months ended October 31, 2002.

NOTE 9. GOODWILL AND OTHER INTANGIBLE ASSETS

     The gross carrying amounts and accumulated amortization for all of the Company’s intangible assets as of October 31, 2002, are as follows:

	Gross Carrying	Accumulated
Amortized intangible assets	Amount	Amortization

Computer-based work and energy management products	$953,641	$287,636
Computer software	364,398	278,696
Real estate lease costs	1,758,710	873,916
Deferred loan costs	942,563	454,247
Other	28,660	4,303

	$4,047,972	$1,898,798

Unamortized intangible assets
Goodwill		$1,741,831
Trademark		315,261

		$2,057,092

Aggregate amortization expense for all amortized intangible assets
For the quarter ended October 31, 2002		$128,540
For the six months ended October 31, 2002		252,575

Estimated amortization expense for all amortized intangible assets for the fiscal year ended
April 30, 2004		$424,996
April 30, 2005		400,310
April 30, 2006		286,722
April 30, 2007		181,562
April 30, 2008		146,448

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

     In March 2002, Kmart published a list of stores that it would close. None of the properties leased or subleased to Kmart by the Company was on the list. The Bankruptcy Court has not provided the Company any further information as to whether any additional Kmart stores will be closed or which leases will be rejected or affirmed. The Bankruptcy Court has ordered Kmart to affirm or reject the Company’s owned property leases and leaseback subleases by March 31, 2003.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Changes in CONSOLIDATED BALANCE SHEETS between April 30, 2002, and October 31, 2002.

     Accounts receivable increased by $1,050,005 and trade and subcontractors payable increased by $552,885, primarily because of the timing of the submission and payment of invoices for construction work performed.

     Assets of discontinued operations decreased by $12,423,795, as a result of the sale of the shopping center in Englewood, Florida (see Note 4 to the consolidated financial statements).

     Current maturities of long-term debt decreased by $229,546 and mortgage notes payable increased by $4,405,231, primarily due to the refinancing of the corporate headquarters building in Atlanta, Georgia. The prior acquisition and construction loan in the amount of $4,279,361 was previously classified as other long-term debt, and $317,322 was included in current maturities of long-term debt.

     Liabilities of discontinued operations decreased by $11,883,668, primarily due to the repayment of the debt on the sold shopping center located in Englewood, Florida (see Note 4 to the consolidated financial statements).

Results of operations of the second quarter and the first six months of fiscal 2003 compared to the second quarter and the first six months of fiscal 2002.

REVENUES From Continuing Operations

     For the second quarter 2003, consolidated revenues from continuing operations, including interest income and other income, and net of intersegment eliminations, were $23,470,130, compared to $32,567,579 for the second quarter 2002, a decrease of 28%. For the first six months of fiscal 2003, consolidated revenues from continuing operations were $41,192,447, compared to $72,180,135 for the first six months of fiscal 2002, a decrease of 43%.

     The figures in Chart A are Segment revenues from continuing operations, net of intersegment eliminations, and do not include interest income or other income.

CHART A
REVENUES FROM CONTINUING OPERATIONS SUMMARY BY SEGMENT
(Dollars in Thousands)

	Second Quarter Ended				Six Months Ended
	October 31,				October 31,
			Amount	Percent			Amount	Percent
	2002	2001	Decrease	Decrease	2002	2001	Decrease	Decrease

Construction (1)	$20,101	$28,980	$(8,879)	(31)	$34,529	$64,905	$(30,376)	(47)
Real Estate (2)	2,616	2,722	(106)	(4)	5,187	5,496	(309)	(6)
Energy Management (3)	733	797	(64)	(8)	1,399	1,616	(217)	(13)

	$23,450	$32,499	$(9,049)	(28)	$41,115	$72,017	$(30,902)	(43)

NOTES TO CHART A

(1)	Revenues decreased for the second quarter and the first six months of 2003 from the same periods in 2002 primarily due to: a) management’s election to reduce revenue volume rather than continuing to bid at prices that offered the Company unacceptable levels of potential profitability on a number of jobs for the Company’s largest customer (revenues from this customer decreased by approximately $2.3 million in the second quarter and $21.4 million in the first six months of fiscal 2003 as compared to the same periods in 2002); b) an unusually large construction job for another customer, which was included in fiscal 2002 revenues; and c) a reduction in the number of construction jobs available in a very competitive marketplace, which is a result of a marked deceleration in capital spending by retail companies. Management expects these trends to continue. The Company is actively seeking to identify customers and contracts that place more value on the Company’s high quality and high service approach, and is exploring different commercial market sectors for potential opportunities to broaden and increase construction segment revenues.

(2)	Revenues for the second quarter and the first six months of 2003 are lower primarily due to the termination of subleases on two Kmart leaseback centers in the fourth quarter of fiscal 2002.

(3)	Revenues decreased for the second quarter and the first six months of 2003 from the same periods in 2002 primarily due to the general slowdown in the economy resulting in a decline in spending by customers for the products and services offered by the Company. The Company anticipates this trend will continue in the short-term.

     The following table indicates the backlog of contracts and rental income from continuing operations for the next twelve months by industry segment.

	October 31,

	2002	2001

Construction (1)	$15,011,000	$23,890,000
Real Estate-rental income (2)	8,705,000	9,761,000
Real Estate-sales (3)	850,000	465,000
Energy Management (4)	619,000	555,000

Total Backlog	$25,185,000	$34,671,000

(1)	See Note 1 to Chart A above.

(2)	Included in the real estate rental income backlog at October 31, 2001, was rent of approximately $552,000 related to the two Kmart leaseback subleases that were terminated during fiscal 2002. The remaining difference is primarily due to lease expirations.

(3)	Included in the real estate sales backlog at October 31, 2001, was a contract to sell an outparcel in North Ft. Myers, Florida which was sold at a gain. Included in the real estate sales backlog at October 31, 2002, were contracts to sell an outparcel in Jackson, Michigan, and an outparcel and an anchor store pad in Davenport, Iowa. The Davenport properties are expected to be sold at a gain in December 2002, and the sale of the Jackson outparcel is scheduled to close prior to April 30, 2003.

(4)	Energy management contracts that can be cancelled with less than one year’s notice are not included in backlog. As of October 31, 2002, such contracts totaled approximately $1.05 million in potential revenue over the next twelve months, assuming cancellation provisions are not invoked.

COSTS AND EXPENSES APPLICABLE TO REVENUES
From Continuing Operations

     As a percentage of total segment revenues from continuing operations (See Chart A) for the second quarter and the first six months of 2003 and 2002, the total applicable costs and expenses (See Chart B) were 92% and 93%, respectively. In reviewing Chart B, the reader should recognize that the volume of revenues generally will affect the amounts and percentages.

     The figures in Chart B are net of intersegment eliminations.

CHART B
COSTS AND EXPENSES APPLICABLE TO REVENUES
FROM CONTINUING OPERATIONS SUMMARY BY SEGMENT
(Dollars in Thousands)

			Percent of Segment				Percent of Segment
			Revenues for				Revenues for
	Second Quarter Ended		Second Quarter Ended		Six Months Ended		Six Months Ended
	October 31,		October 31,		October 31,		October 31,

	2002	2001	2002	2001	2002	2001	2002	2001

Construction (1)	$19,777	$28,216	98	97	$34,022	$63,116	99	97
Real Estate (2)	1,565	1,498	60	55	3,226	3,017	62	55
Energy Management (3)	321	434	44	54	733	849	52	53

	$21,663	$30,148	92	93	$37,981	$66,982	92	93

NOTES TO CHART B

(1)	The increase in the percentage of costs and expenses applicable to revenues for the first six months of fiscal 2003 compared to the same period of fiscal 2002 is primarily attributable to the amount of losses on jobs compared to revenues in the respective periods. Losses taken on jobs in fiscal 2003 increased by approximately $240,000 compared to the same period in fiscal 2002. Management continues to see an oversupply of contractors in the construction segment’s marketplace and the consequential pressure on margins, which is a result of a significant decrease in demand due to the reduction in the number of available construction jobs because of ongoing weakness of capital spending in the retail industry.

(2)	The increases in the dollar amount and percentage of costs and expenses applicable to revenues from continuing operations for the second quarter and the first six months of 2003 compared to the same periods of 2002 are primarily attributable to depreciation expense on the Company’s shopping center located in North Ft. Myers, Florida, which was not depreciated during the second quarter and the first six months of 2002, as it was held for sale during those periods.

(3)	The decrease in the percentage of costs and expenses applicable to revenues for the second quarter of 2003 compared to the same period of 2002 is primarily a result of the change in the mix of services and products sold.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
From Continuing Operations

     For the second quarter of 2003 and 2002, selling, general and administrative expenses from continuing operations, net of intersegment eliminations, were $1,965,163 and $1,881,002, respectively. As a percentage of consolidated revenues from continuing operations, these expenses were 8% and 6%, respectively. For the first six months of 2003 and 2002, selling, general and administrative expenses from continuing operations, net of intersegment eliminations, were $3,396,676 and $3,790,280, respectively. As a percentage of consolidated revenues from continuing operations, these expenses were 8% and 5%, respectively. In reviewing Chart C, the reader should recognize that the volume of revenues generally will affect the amounts and percentages. The percentages in Chart C are based upon expenses as they relate to segment revenues from continuing operations (Chart A), except that parent and total expenses relate to consolidated revenues from continuing operations.

CHART C
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
FROM CONTINUING OPERATIONS BY SEGMENT
(Dollars in Thousands)

			Percent of Segment				Percent of Segment
			Revenues for				Revenues for
	Second Quarter Ended		Second Quarter Ended		Six Months Ended		Six Months Ended
	October 31,		October 31,		October 31,		October 31,

	2002	2001	2002	2001	2002	2001	2002	2001

Construction (1)	$711	$811	4	3	$915	$1,547	3	2
Real Estate (2)	249	104	10	4	453	241	9	4
Energy Management (3)	455	337	62	42	844	647	60	40
Parent (4)	550	629	2	2	1,185	1,355	3	2

	$1,965	$1,881	8	6	$3,397	$3,790	8	5

NOTES TO CHART C

(1)	On a dollar basis, selling, general and administrative expenses were lower for the second quarter of 2003 compared to the same period of 2002 primarily due to a reduction in personnel and incentive compensation costs. On a dollar basis, selling, general and administrative expenses were lower for the first six months of 2003 compared to the same period of 2002 due to: (1) a $450,000 reduction in an allowance for doubtful accounts reserve for a receivable from Montgomery Ward & Company; and (2) a reduction in personnel and incentive compensation costs.

(2)	On a dollar and percentage basis, selling, general and administrative expenses were higher for the second quarter and the first six months of 2003 compared to the same periods of 2002 primarily due to increased professional fees.

(3)	On a dollar and percentage basis, selling, general and administrative expenses were higher for the second quarter and the first six months of 2003 compared to the same periods of 2002 primarily due to an increase in personnel costs and consulting fees.

(4)	On a dollar basis, selling, general and administrative expenses were lower for the second quarter and first six months of 2003 compared to the same periods of 2002 primarily because of a reduction in personnel and incentive compensation costs. On a percentage basis, selling, general and administrative expenses were higher for the first six months of 2003 compared to the same periods last year due to the reduction of revenues.

Liquidity and capital resources.

     Between April 30, 2002, and October 31, 2002, working capital increased by $181,832. Operating activities used cash of $1,384,134. Investing activities used cash of $254,097. Financing activities used cash of $959,312. Discontinued operations provided cash of $1,162,876.

     At October 31, 2002, the Company had commitments from a bank for unsecured lines of credit totaling $9 million to finance working capital and other general corporate purposes, of which $650,000 was restricted to secure two letters of credit described subsequently in this section. These lines of credit bear interest at the prime rate or LIBOR plus 2%, and have a commitment fee of 0.375% on any unused portion. The lines of credit expire on October 30, 2003. At October 31, 2002, no amounts were outstanding under these lines of credit.

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

     In 1999, in connection with the financing of the purchase of the Company’s shopping center in Jacksonville, Florida, the Company obtained a permanent mortgage loan in the amount of $9,500,000, which is secured by the center. The loan bears interest at 7.375% and is scheduled to be fully amortized over twenty years. The loan matures in 2019, but the lender may call the loan at any time after September 1, 2002. If the loan were called at any time after that date, the Company would have up to thirteen months to repay the principal amount of the loan without penalty. In conjunction with the loan, an Additional Interest Agreement was executed which entitles the lender to be paid additional interest equal to fifty percent of the quarterly net cash flow and fifty percent of the appreciation in the property upon sale or refinance. The liability related to the lender’s fifty percent share of the appreciation in the property was $2,474,253 at October 31, 2002. The mortgage debt and related unamortized loan discount was $8,734,858 and $1,598,170, respectively, at October 31, 2002.

     In October 2002, the maturity date of the loan related to the Company’s shopping center in North Ft. Myers, Florida, was extended to February 2004. The Company currently plans to refinance the shopping center prior to that maturity date. There can be no assurance that the property can be refinanced or that sufficient proceeds from any such refinancings will be available to pay off this loan on or before the maturity date.

     On June 28, 2002, the Company sold its shopping center located in Englewood, Florida, at a gain. The Company plans to use the excess cash remaining, after repaying the debt and selling expenses, for operating cash requirements, capital improvements to owned real estate, or to pursue investment in other growth opportunities.

     In July 2002, the Company refinanced the acquisition and construction loan on its corporate headquarters building in Atlanta, Georgia, which loan had a balance of $4,596,683, as of April 30, 2002. The new permanent loan, in the original principal amount of the $4,900,000, bears interest at 7.75%, is due in ten years, and is to be amortized on a twenty-five year schedule. Net proceeds from the new loan, remaining after repayment of the original loan and refinancing costs, are being used for operating cash needs. In conjunction with the refinancing of the loan, the Company is required to provide for potential future tenant improvements and lease commissions through additional collateral, in the form of a letter of credit in the amount of $150,000 for each of the first three loan years, $300,000 during the fourth, fifth, and sixth loan years, and $450,000 during the seventh, eighth, ninth and tenth loan years. The $150,000 letter of credit for the first three loan years is secured by a bank line of credit discussed above.

     The Company’s other commitments primarily include operating leases for its seven leaseback shopping centers and two ground leases for two of its owned buildings leased to Kmart. The Company has no long-term commitments to purchase building materials or other supplies.

Cautionary statement regarding forward-looking statements.

     Certain statements contained or incorporated by reference in this Quarterly Report on Form 10-Q, including without limitation, statements containing the words “believes,” “anticipates,” “expects,” “plans,” and words of similar import, are forward-looking statements within the meaning of the federal securities laws. Such forward-looking statements involve known and unknown risks, uncertainties and other matters which may cause the actual results, performance or achievements of the Company to be materially different from any past or future results, performance or uncertainties expressed or implied by such forward-looking statements.

     Factors relating to general global, national, regional and local economic conditions, including international political stability, national security, employment levels, wage and salary levels, consumer confidence, availability of credit, taxation policies, interest rates, capital spending and inflation could negatively impact the Company and its customers, suppliers and sources of capital. Any significant negative impact from these factors could result in material adverse effects on the Company’s results of operations and financial condition.

     The Company is at risk for many other matters beyond its control, including, but not limited to: the impact of the Kmart Corporation bankruptcy on the Company’s rental revenues; co-tenancy provisions in other anchor leases; the Company’s ability to sell or refinance its real estate; the possibility of not achieving projected backlog revenues or not realizing earnings from such revenues; continuing competitive pressures on the availability and pricing of construction projects; the cost and availability of insurance; the ability of the Company to attract and retain key personnel; weather conditions; changes in laws and regulations, including changes in accounting standards and generally accepted accounting principles; overall capital spending trends in the economy; the timing and amount of earnings recognition related to the possible sale of real estate properties held for sale; delays in customers’ orders; the ultimate collectibility of the Company’s receivable from the Montgomery Ward & Company bankruptcy; the availability, timing and amount of possible refinancings related to real estate properties; the level and volatility of interest rates; the potential loss of a significant customer; the failure of a subcontractor to perform; and the deterioration in the financial stability of an anchor tenant, significant subcontractor or other significant customer.

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

     The Company leases space in its income-producing properties to tenants, and recognizes minimum base rentals as revenue, on a straight-line basis over the lease terms. Tenants may also be required to pay additional rental amounts based on property operating expenses. In addition, certain tenants are required to pay incremental rental amounts, which are contingent on store sales. These percentage rents are recognized only as earned.

     Revenues from the sale of real estate are recognized at the time of closing of a transaction. Costs of sales related to real estate are based on the specific property sold. When a portion or unit of a development property is sold, a proportionate share of the total cost of the development is charged to cost of sales.

     Energy management revenues primarily consist of services and product sales. Revenues are recognized as services are completed, and depending upon the product type and customer agreement, product sales are recognized when products are shipped or delivered.

Income-producing properties and property and equipment

     Income-producing properties are stated at cost, and are depreciated for financial reporting purposes using the straight-line method over the estimated useful lives of the assets.

     Property and equipment are recorded at cost and are depreciated for financial reporting purposes using the straight-line method over the estimated useful lives of the assets. Significant additions, which extend asset lives, are capitalized. Normal maintenance and repair costs are expensed as incurred.

     Interest and other carrying costs related to any real estate assets under development are capitalized. Costs of development and construction are also capitalized. Capitalization of interest and other carrying costs is discontinued when a project is substantially completed or if active development ceases.

Impairment of long-lived assets, including goodwill, and assets to be disposed of

     Long-lived assets and certain intangible assets, including goodwill, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset to future net cash flows expected to be generated by the asset. If an asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the asset’s estimated fair value. Assets to be disposed of are reported at the lower of their carrying amount or estimated fair value less cost to sell. Depreciation is suspended during the period the asset is marketed for sale.

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

New accounting pronouncements

     See Note 6 to the consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     The Company’s capital structure includes the use of variable rate and fixed rate indebtedness. As such, it is exposed to the impact of changes in interest rates. The Company typically refinances maturing debt instruments at then-existing market interest rates and at terms which may be more or less than the interest rates and terms on the maturing debt. As of October 31, 2002, the fixed rate and variable rate debt represented 68% and 32%, respectively, of the Company’s total debt outstanding.

     See “ITEM 2. Liquidity and capital resources” for discussion regarding the debt on the Company’s former shopping center in Englewood, Florida, its shopping center in North Ft. Myers, Florida, and its corporate headquarters office building in Atlanta, Georgia. There have been no other material changes since April 30, 2002. Refer to the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2002, for detailed disclosures about quantitative and qualitative disclosures about market risk.

ITEM 4. CONTROLS AND PROCEDURES

     As required by new Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company has evaluated its disclosure controls and procedures as defined by the Exchange Act within 90 days of the filing date of this Quarterly Report. This evaluation was carried out under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer. Based on this evaluation, these officers have concluded that the Company’s disclosure controls and procedures were effective as of the date of the evaluation. There were no significant changes to the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     In November 2002, the Company’s subsidiary, Abrams Construction, Inc. (“ACI”), was notified by Montgomery Ward, LLC (“Ward”), as debtor-in-possession, of its intent to file a complaint in bankruptcy court in Delaware to recover approximately $1.84 million in alleged “preference” payments made by Ward to ACI prior to Ward’s Chapter 11 bankruptcy filing on December 28, 2000. Under federal bankruptcy law, a bankrupt debtor-in-possession can sue to recover preferential payments made to the bankrupt’s creditors within the 90-day period preceding the filing for bankruptcy protection, subject to certain defenses, including for payments made in the ordinary course of business. The Company believes the claim against ACI is without merit and intends to vigorously defend against the claim.

     On September 25, 2002, the Company’s subsidiary, Abrams Properties, Inc. (“API”), filed a claim in the Superior Court of Cobb County, Georgia against API’s former real estate asset manager. The defendant subsequently made a demand against API for arbitration and filed a counterclaim in the Cobb County proceeding. The disputes arise out of the defendant’s former provision of real estate asset management services to API. Currently, API and the defendant have agreed to stay any arbitration activities until the Superior Court decides whether the disputes should be arbitrated or litigated in Superior Court. The Company believes API’s claims against its former asset manager, and its defenses to the manager’s claims, are meritorious and intends to vigorously pursue the claims and assert the defenses.

     The Company believes the ultimate disposition of the above-noted claims and proceedings will not have a material adverse effect on the financial condition, cash flows or results of operations of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     At the Company’s Annual Meeting, held on August 21, 2002, the shareholders voted upon and approved the Nominees for the Board of Directors. The voting was as follows:

DIRECTORS	VOTES FOR	VOTES WITHHELD

Alan R. Abrams	2,779,594	44,815

David L. Abrams	2,779,594	44,815

Edward M. Abrams	2,779,394	45,015

J. Andrew Abrams	2,779,594	44,815

Paula Lawton Bevington	2,779,594	44,815

Gilbert L. Danielson	2,779,594	44,815

Melinda S. Garrett	2,779,594	44,815

Robert T. McWhinney, Jr.	2,779,594	44,815

B. Michael Merritt	2,779,594	44,815

L. Anthony Montag	2,779,594	44,815

Felker W. Ward, Jr.	2,779,594	44,815

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

Exhibit 99.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 99.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     (b)  Reports on Form 8-K during the quarter ended October 31, 2002

None.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ABRAMS INDUSTRIES, INC.

(Registrant)

Date: December 13, 2002	/s/ Alan R. Abrams

Alan R. Abrams Chief Executive Officer

Date: December 13, 2002	/s/ Melinda S. Garrett

Melinda S. Garrett Chief Financial Officer

CERTIFICATION BY CHIEF EXECUTIVE OFFICER

I, Alan R. Abrams, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Abrams Industries, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.	Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a.	All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 13, 2002	/s/ Alan R. Abrams

Alan R. Abrams Chief Executive Officer

CERTIFICATION BY CHIEF FINANCIAL OFFICER

I, Melinda S. Garrett, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Abrams Industries, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.	Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a.	All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 13, 2002	/s/ Melinda S. Garrett

Melinda S. Garrett Chief Financial Officer