Form 10-Q
period 2003-01-31
ABRAMS INDUSTRIES INC
filed 2003-03-17
CIK 1923

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q
QUARTERLY REPORT

Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934

For the quarter ended January 31, 2003

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

Yes  ☑            No  ☐

The number of shares of $1.00 par value Common Stock of the Registrant outstanding as of February 28, 2003, was 2,910,051.

PART I. FINANCIAL INFORMATION

  ITEM 1.   FINANCIAL STATEMENTS

ABRAMS INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	January 31, 2003	April 30, 2002

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$4,970,008	$7,911,205
Receivables (Note 3)	11,871,826	12,978,375
Less: Allowance for doubtful accounts (Note 5)	(514,524)	(1,031,460)
Assets of discontinued operations (Note 4)	102,146	12,525,941
Costs and earnings in excess of billings	1,389,990	682,162
Property held for sale	74,687	—
Income taxes receivable	1,553,696	843,486
Deferred income taxes	864,036	864,036
Other	714,746	686,842

Total current assets	21,026,611	35,460,587

INCOME-PRODUCING PROPERTIES, net	43,333,035	44,545,585
PROPERTY AND EQUIPMENT, net	503,579	642,710
OTHER ASSETS:
Real estate held for future development or sale	3,952,812	4,211,073
Intangible assets, net (Note 7)	2,373,301	2,416,887
Goodwill (Note 7)	1,741,831	1,741,831
Other	2,517,673	2,765,696

	$75,448,842	$91,784,369

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Trade and subcontractors payables	$5,761,255	$8,028,199
Accrued expenses	1,470,256	1,637,525
Liabilities of discontinued operations (Note 4)	639,384	12,541,036
Billings in excess of costs and earnings	1,100,870	677,987
Current maturities of long-term debt	2,515,374	2,700,744

Total current liabilities	11,487,139	25,585,491

DEFERRED INCOME TAXES	4,359,894	4,359,894
OTHER LIABILITIES	3,824,801	3,896,616
MORTGAGE NOTES PAYABLE, less current maturities	23,642,359	19,501,385
OTHER LONG-TERM DEBT, less current maturities	10,671,855	15,662,107

Total liabilities	53,986,048	69,005,493

COMMITMENTS AND CONTINGENCIES (Note 12)

SHAREHOLDERS’ EQUITY:
Common stock, $1 par value; 5,000,000 shares authorized; 3,055,539 issued and 2,910,051 outstanding in January 2003, 3,054,439 issued and 2,909,079 outstanding in April 2002	3,055,539	3,054,439
Additional paid-in capital	2,139,403	2,135,005
Deferred stock compensation	(2,750)	(12,744)
Retained earnings	16,942,749	18,273,853
Treasury stock, common shares; 145,488 in January 2003 and 145,360 in April 2002	(672,147)	(671,677)

Total shareholders’ equity	21,462,794	22,778,876

	$75,448,842	$91,784,369

See accompanying notes to consolidated financial statements.

ABRAMS INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	THIRD QUARTER ENDED		FIRST NINE MONTHS ENDED
	JANUARY 31,		JANUARY 31,

	2003	2002	2003		2002

REVENUES:
Construction	$11,824,634	$20,388,024		$46,353,243		$85,293,150
Rental income	2,818,376	3,004,214		8,005,919		8,500,489
Real estate sales	434,561	465,000		434,561		465,000
Energy management	723,490	734,084		2,122,032		2,350,012

	15,801,061	24,591,322		56,915,755		96,608,651
Interest	13,484	24,728		48,869		144,911
Other	10,737	10,555		53,105		53,178

	15,825,282	24,626,605		57,017,729		96,806,740

COSTS AND EXPENSES:
Construction	11,460,006	19,846,464		45,482,225		82,962,168
Rental property operating expenses, excluding interest	1,824,637	1,876,786		5,050,997		4,894,158
Cost of real estate sold	196,087	405,647		196,087		405,647
Energy management	432,551	508,757		1,165,153		1,358,121

	13,913,281	22,637,654		51,894,462		89,620,094

Selling, general and administrative
Construction (Note 5)	734,505	713,801		1,649,312		2,260,595
Real estate	263,381	141,260		716,451		382,114
Energy management	442,380	346,256		1,286,024		993,581
Parent	631,347	448,581		1,816,502		1,803,888

	2,071,613	1,649,898		5,468,289		5,440,178

Interest costs incurred	818,074	815,508		2,271,177		2,493,530

	16,802,968	25,103,060		59,633,928		97,553,802

LOSS BEFORE INCOME TAXES FROM CONTINUING OPERATIONS	(977,686)	(476,455)		(2,616,199)		(747,062)

INCOME TAX BENEFIT	(375,000)	(210,997)		(1,012,000)		(321,997)

LOSS FROM CONTINUING OPERATIONS	(602,686)	(265,458)		(1,604,199)		(425,065)

DISCONTINUED OPERATIONS (Note 4):
Earnings (loss) from discontinued operations, adjusted for applicable income tax expense of $0, $29,729, $3,413, and $68,729, respectively	(479)	45,289		4,283		110,408
Gain on sale of assets of discontinued operations, adjusted for applicable income tax expense of $0, $0, $372,228 and $1,056,000, respectively	—	—		617,987		1,720,749

EARNINGS (LOSS) FROM DISCONTINUED OPERATIONS	(479)	45,289		622,270		1,831,157

NET EARNINGS (LOSS)	$(603,165)	$(220,169)		$(981,929)		$1,406,092

NET EARNINGS (LOSS) PER SHARE – BASIC AND DILUTED (Note 9):
From continuing operations	$(.21)	$(.09)		$(.55)		$(.14)
From discontinued operations	—	.01		.21		.62

NET EARNINGS (LOSS) PER SHARE – BASIC AND DILUTED	$(.21)	$(.08)		$(.34)		$.48

			$		$
DIVIDENDS PER SHARE	$.04	$.04		.12		.12

WEIGHTED AVERAGE SHARES OUTSTANDING – BASIC AND DILUTED	2,910,051	2,922,941		2,909,771		2,931,498

See accompanying notes to consolidated financial statements.

ABRAMS INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	NINE MONTHS ENDED JANUARY 31,

	2003	2002

Cash flows from operating activities:
Net earnings (loss)	$(981,929)	$1,406,092
Adjustments to reconcile net earnings (loss) to net cash used in operating activities:
Depreciation and amortization	1,910,170	1,717,491
Gain on sale of real estate	(238,474)	(59,353)
Loss on impairment	—	32,952
(Recovery of) provision for doubtful accounts, net	(516,936)	20,896
Income from discontinued operations, net of tax	(622,270)	(1,831,157)
Changes in assets and liabilities:
Receivables	388,796	(1,682,837)
Costs and earnings in excess of billings	(707,828)	348,288
Other current assets	(27,904)	(416,708)
Other assets	244,023	514,746
Trade and subcontractors payable	(2,266,944)	807,075
Accrued expenses	(167,269)	(2,648,068)
Billings in excess of costs and earnings	422,883	(208,922)
Other liabilities	(71,815)	(137,039)

Net cash used in operating activities	(2,635,497)	(2,136,544)

Cash flows from investing activities:
Proceeds from sale of real estate, net	422,048	407,837
Additions to income-producing properties, net	(36,185)	(420,212)
Additions to property and equipment, net	(68,597)	—
Additions to intangible assets	(202,168)	(221,502)
Acquisition, net of cash acquired	—	(2,971,663)
Repayments received on notes receivable	7,543	91,710

Net cash provided by (used in) investing activities	122,641	(3,113,830)

Cash flows from financing activities:
Debt proceeds	4,900,000	—
Debt repayments	(6,015,320)	(1,470,948)
Deferred loan costs paid	(107,788)	(5,000)
Repurchase of common stock	(470)	(159,097)
Cash dividends	(349,177)	(352,433)

Net cash used in financing activities	(1,572,755)	(1,987,478)

Cash flows from discontinued operations:
Operating activities	(138,787)	870,980
Mortgage payoff	(12,206,700)	—
Proceeds from sale of property, net of costs of sale	13,489,901	—

Net cash provided by discontinued operations	1,144,414	870,980

Net decrease in cash and cash equivalents	(2,941,197)	(6,366,872)
Cash and cash equivalents at beginning of period	7,911,205	11,448,750

Cash and cash equivalents at end of period	$4,970,008	$5,081,878

Supplemental disclosure of noncash investing activities:
Transfer of income-producing property to property held for sale	$—	$12,522,944
Transfer of property to real estate held for future development or sale	$—	$321,710
Supplemental disclosure of noncash financing activities:
Issuance of common stock under Stock Award Plan	$5,500	$—

See accompanying notes to consolidated financial statements.

ABRAMS INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2003, AND APRIL 30, 2002
(UNAUDITED)

NOTE 1.   ORGANIZATION AND BUSINESS

     Abrams Industries, Inc. and subsidiaries (the “Company”) was organized under Delaware law in 1960. In 1984, the Company changed its state of incorporation from Delaware to Georgia. The Company engages in (i) commercial construction; (ii) development and ownership of income-producing real estate properties; and (iii) energy management.

NOTE 2.   UNAUDITED STATEMENTS

     The accompanying unaudited consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures contained herein are adequate to make the information presented not misleading. In the opinion of management, the accompanying financial statements contain all necessary adjustments, which consist of normal recurring accruals, that are necessary for a fair statement of the results for the interim periods presented. These financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report to Shareholders for the year ended April 30, 2002. Results of operations for interim periods are not necessarily indicative of annual results.

     Certain reclassifications have been made to the fiscal 2002 consolidated financial statements to conform to classifications adopted in the first nine months of fiscal 2003.

NOTE 3.   RECEIVABLES

     All net contract and trade receivables are expected to be collected within one year.

NOTE 4.   DISCONTINUED OPERATIONS

     Effective May 1, 2002, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 144, which requires, among other things, that the operating results of certain income-producing assets, sold subsequent to April 30, 2002, be included in discontinued operations in the statements of operations for all periods presented. On June 28, 2002, the Company sold its shopping center located in Englewood, Florida, and recognized a pre-tax gain of $990,215. As a result of the sale, the Company’s financial statements have been prepared with the property’s assets and liabilities, results of operations, cash flows, and the gain from the sale shown as discontinued operations. All historical statements have been restated to conform to this presentation in accordance with SFAS 144. Summarized financial information for discontinued operations is as follows:

	Three months ended
	January 31,

Results of operations	2003	2002

Revenues	$—	$581,191
Operating expenses, including amortization and interest	479	506,173

	$(479)	$75,018

	Nine months ended
	January 31,

Results of operations	2003	2002

Revenues	$289,173	$1,520,287
Operating expenses, including amortization and interest	281,477	1,341,150

	$7,696	$179,137

	Balances at

Assets of discontinued operations	January 31, 2003	April 30, 2002

Property held for sale	$—	$12,502,037
Receivables	57,020	16,713
Other	45,126	7,191

	$102,146	$12,525,941

	Balances at

Liabilities of discontinued operations	January 31, 2003	April 30, 2002

Mortgage debt	$—	$12,206,700
Accounts payable	—	10,764
Income taxes	552,435	242,091
Accrued expenses	86,949	81,481

	$639,384	$12,541,036

NOTE 5.   CHANGE IN AN ALLOWANCE FOR DOUBTFUL ACCOUNTS

     Selling, general, and administrative expense for the construction segment for the nine months ended January 31, 2003, is net of a $450,000 reduction in the allowance for doubtful accounts reserve for a receivable from Montgomery Ward & Company, a former customer that is now undergoing a reorganization under Chapter 11 of the U. S. Bankruptcy Code. In February 2003, the Company received payment of $350,000 related to a portion of the Montgomery Ward receivable and expects to realize the balance of the reduction within the next several months.

NOTE 6.   NEW ACCOUNTING PRONOUNCEMENTS

     During August 2001, the Financial Accounting Standards Board issued SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS 144 supercedes SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. In addition, SFAS 144 supercedes the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions for segments of a business to be disposed of. SFAS 144 addresses the treatment of assets held for sale or to be otherwise disposed of, the evaluation of impairment for long-lived assets, and the reporting of discontinued operations. The provisions of SFAS

144 are effective for financial statements issued for fiscal years beginning after December 15, 2001. The adoption of SFAS 144 did not have a significant impact on the Company’s financial position or cash flows. Under SFAS 144, as of May 1, 2002, the Company began reporting any gains or losses recognized on sales of its income-producing real estate properties in discontinued operations, and the results of operations of any operating property classified as held for sale is reported in discontinued operations.

     In December 2002, SFAS 148, Accounting for Stock-Based Compensation - Transition and Disclosure, was issued which is an amendment of SFAS 123, Accounting for Stock-Based Compensation. This statement amends SFAS 123 to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of that statement to require prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation. The Company has elected to adopt this standard as of January 31, 2003, resulting in additional disclosures related to its stock-based compensation plan as described in Note 10. This standard had no effect of the financial position and results of operations of the Company.

NOTE 7.   GOODWILL AND OTHER INTANGIBLE ASSETS

     The gross carrying amounts and accumulated amortization for all of the Company’s intangible assets as of January 31, 2003, are as follows:

	Gross Carrying	Accumulated
Amortized intangible assets	Amount	Amortization

Computer-based work and energy management products	$967,319	$337,035
Computer software	369,195	298,106
Real estate lease costs	1,774,432	917,888
Deferred loan costs	945,063	468,583
Other	28,660	5,017

	$4,084,669	$2,026,629

Unamortized intangible assets

Goodwill	$1,741,831
Trademark	315,261

$2,057,092

Aggregate amortization expense for all amortized intangible assets

For the quarter ended January 31, 2003	$127,834
For the nine months ended January 31, 2003	380,409

Estimated amortization expense for all amortized intangible assets for the fiscal year ended

April 30, 2004	$450,337
April 30, 2005	423,536
April 30, 2006	309,421
April 30, 2007	178,164
April 30, 2008	146,276

NOTE 8.   OPERATING SEGMENTS

     The table below exhibits selected financial data on a segment basis. Earnings (loss) from continuing operations before income taxes are total revenues less operating expenses (including depreciation and interest) of continuing operations. Parent expenses have not been allocated to the subsidiaries.

			Energy
For the Quarter Ended January 31, 2003	Construction	Real Estate	Management	Parent	Eliminations	Consolidated

Revenues from unaffiliated customers	$11,824,634	$3,252,937	$723,490	$—	$—	$15,801,061
Interest and other income	1,256	20,160	—	2,805	—	24,221
Intersegment revenue	—	113,493	—	—	(113,493)	—

Total revenues from continuing operations	$11,825,890	$3,386,590	$723,490	$2,805	$(113,493)	$15,825,282

Earnings (loss) from continuing operations before income taxes	$(436,126)	$280,670	$(151,717)	$(766,563)	$96,050	$(977,686)

			Energy
For the Quarter Ended January 31, 2002	Construction	Real Estate	Management	Parent	Eliminations	Consolidated

Revenues from unaffiliated customers	$20,388,024	$3,469,214	$734,084	$—	$—	$24,591,322
Interest and other income	6,766	26,984	—	3,234	(1,701)	35,283
Intersegment revenue	—	115,245	—	—	(115,245)	—

Total revenues from continuing operations	$20,394,790	$3,611,443	$734,084	$3,234	$(116,946)	$24,626,605

Earnings (loss) from continuing operations before income taxes	$(230,878)	$375,715	$(122,200)	$(542,226)	$43,134	$(476,455)

			Energy
For the Nine Months Ended January 31, 2003	Construction	Real Estate	Management	Parent	Eliminations	Consolidated

Revenues from unaffiliated customers	$46,353,243	$8,440,480	$2,122,032	$—	$—	$56,915,755
Interest and other income	9,372	76,945	—	21,991	(6,334)	101,974
Intersegment revenue	—	336,056	—	—	(336,056)	—

Total revenues from continuing operations	$46,362,615	$8,853,481	$2,122,032	$21,991	$(342,390)	$57,017,729

Earnings (loss) from continuing operations before income taxes	$(968,368)	$611,996	$(336,400)	$(2,033,802)	$110,375	$(2,616,199)

			Energy
For the Nine Months Ended January 31, 2002	Construction	Real Estate	Management	Parent	Eliminations	Consolidated

Revenues from unaffiliated customers	$85,293,150	$8,965,489	$2,350,012	$—	$—	$96,608,651
Interest and other income	57,364	123,437	—	23,359	(6,071)	198,089
Intersegment revenue	—	358,393	—	—	(358,393)	—

Total revenues from continuing operations	$85,350,514	$9,447,319	$2,350,012	$23,359	$(364,464)	$96,806,740

Earnings (loss) from continuing operations before income taxes	$(70,824)	$1,279,382	$(7,331)	$(2,099,011)	$150,722	$(747,062)

NOTE 9.   EARNINGS PER SHARE

     Basic earnings per share are computed by dividing net earnings by the weighted average shares outstanding during the reporting period. Diluted earnings per share are computed giving effect to dilutive stock equivalents resulting from outstanding options. The dilutive potential number of common shares for the third quarter and the first nine months of fiscal 2003 were 0 and 12,648, respectively. Since the Company had losses from continuing operations for both periods presented, all stock equivalents were antidilutive during these periods, and are therefore excluded from weighted average shares outstanding.

NOTE 10.   STOCK COMPENSATION

     In May 2001, the Company issued 150,616 incentive stock options with an exercise price of $4.00 per share to certain employees, one-half of which vested in May 2002 and the remaining one-half of which will vest in May 2003, as long as the grantees continue to be employed by the Company until the vesting date. In July 2002, the Company issued an additional 355,856 incentive stock options to certain employees and 253,144 non-qualified stock options to the Company’s directors, certain employees, and an independent contractor, one-half of which vest in July 2003 and the remaining one-half of which will vest in July 2004, as long as the grantees continue to be employed by the Company until the vesting date. All of the options issued in July 2002 have an exercise price of $5.10 per share. On July 29, 2002, the Company granted a restricted stock award totaling 1,100 shares of common stock to certain eligible employees, which shares will vest on July 29, 2003, as long as the grantees continue to be employed by the Company until the vesting date. No stock options or stock awards were granted in the three months ended January 31, 2003. At January 31, 2003, 75,308 options were vested.

     As allowed under SFAS 123, Accounting for Stock-Based Compensation, the Company will account for all options issued to employees under the Award Plan in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees, and compensation expense, if any, will be recognized accordingly. All options issued to non-employees will be accounted for under SFAS 123, and compensation expense will be recognized accordingly.

     For purposes of the pro forma disclosures required by SFAS 123, the Company has computed the value of all stock option awards granted using the Black-Scholes option pricing model.

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

     If the Company had accounted for its stock-based compensation awards in accordance with SFAS 123, pro forma results would have been as follows:

	Three Months		Nine Months
	Ended January 31,		Ended January 31,

	2003	2002	2003	2002

Net earnings (loss), as reported	$(603,165)	$(220,169)	$(981,929)	$1,406,092
Deduct: Total stock-based compensation expense as determined under fair value based method for all awards, net of related tax effects	(60,583)	(12,256)	(133,422)	(34,726)

Pro forma net earnings (loss)	$(663,748)	$(232,425)	$(1,115,351)	$1,371,366

Net earnings (loss) per share:
Basic and diluted – as reported	$(0.21)	$(0.08)	$(0.34)	$0.48

Basic and diluted – pro forma	$(0.23)	$(0.09)	$(0.38)	$0.46

NOTE 11.   KMART BANKRUPTCY

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

     In March 2002 and January 2003, Kmart published lists of stores that it would close. None of the properties leased or subleased to Kmart by the Company was on the lists. The Bankruptcy Court has not provided the Company any further information as to whether any additional Kmart stores will be closed or which leases will be rejected or affirmed. The Bankruptcy Court has extended the deadline for Kmart to affirm or reject the Company’s owned property leases and leaseback subleases to May 31, 2003.

NOTE 12.   COMMITMENTS AND CONTINGENCIES

     On December 18, 2002, ASK Financial, primary counsel for Montgomery Ward, LLC (“Ward”), filed a complaint in Bankruptcy Court in Delaware to recover approximately $1.84 million in alleged “preference” payments made by Ward to the Company’s subsidiary, Abrams Construction, Inc. (“ACI”), prior to Ward’s Chapter 11 bankruptcy filing on December 28, 2000. Under federal bankruptcy law, a bankrupt debtor-in-possession can sue to recover preferential payments made to the creditors of the bankrupt debtor-in-possession during the 90-day period preceding the filing for bankruptcy protection, subject to certain defenses, including payments made in the ordinary course of business. Management cannot reasonably estimate the amount, if any, that could ultimately be paid with respect to this claim. The Company believes the claim against ACI is without merit and intends to continue to vigorously defend against the claim.

     On September 20, 2002, the Company’s subsidiary, Abrams Properties, Inc. (''API"), filed a claim in the Superior Court of Cobb County, Georgia, against API’s former real estate asset manager. The defendant subsequently made a demand against API for arbitration and filed a counterclaim. During the third quarter of fiscal 2003, the Cobb County Superior Court denied the defendant’s demand for arbitration, but this decision has been accepted for review by the Georgia Court of Appeals. No hearing date has been set by the Appellate Court. The dispute arises out of the defendant's former provision of real estate management services to API. The Company believes API’s claims against its former asset manager and its defenses to the manager's claims are meritorious and intends to continue to vigorously pursue the claims and assert the defenses.

     The Company believes the ultimate disposition of the above noted claims and legal proceedings will not have a material adverse effect on the financial condition, cash flows or results of operations of the Company; however, the Company cannot predict the ultimate disposition of the above noted claims and proceedings.

     The Company is subject to other various legal proceedings and claims that arise in the ordinary course of business. While the resolution of these matters cannot be predicted with certainty, the Company believes that the final outcome of these matters will not have a material adverse effect on the Company’s financial position or results of operations.

      ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Changes in CONSOLIDATED BALANCE SHEETS between April 30, 2002, and January 31, 2003.

     Accounts receivable decreased by $1,106,549 and subcontractors payable decreased by $2,266,944, primarily because of the timing of the submission and payment of invoices for construction work performed.

     Assets of discontinued operations decreased by $12,423,795, as a result of the sale of the shopping center in Englewood, Florida (see Note 4 to the Consolidated Financial Statements).

     Current maturities of long-term debt decreased by $185,370 and mortgage notes payable increased by $4,140,974, primarily due to the refinancing of the corporate headquarters building in Atlanta, Georgia. The prior acquisition and construction loan in the amount of $4,279,361 was previously classified as other long-term debt, and $317,322 was included in current maturities of long-term debt.

     Liabilities of discontinued operations decreased by $11,901,652, primarily due to the repayment of the debt on the sold shopping center located in Englewood, Florida (see Note 4 to the Consolidated Financial Statements).

Results of operations of the third quarter and the first nine months of fiscal 2003 compared to the third quarter and the first nine months of fiscal 2002.

REVENUES From Continuing Operations

     For the third quarter of fiscal 2003, consolidated revenues from continuing operations, including interest income and other income, and net of intersegment eliminations, were $15,825,282, compared to $24,626,605 for the third quarter of fiscal 2002, a decrease of 36%. For the first nine months of fiscal 2003, consolidated revenues from continuing operations were $57,017,729, compared to $96,806,740 for the first nine months of fiscal 2002, a decrease of 41%.

     The figures in Chart A are Segment revenues from continuing operations, net of intersegment eliminations, and do not include interest income or other income.

CHART A
REVENUES FROM CONTINUING OPERATIONS SUMMARY BY SEGMENT
(Dollars in Thousands)

	Third Quarter Ended				Nine Months Ended
	January 31,				January 31,
			Amount	Percent			Amount	Percent
	2003	2002	Decrease	Decrease	2003	2002	Decrease	Decrease

Construction (1)	$11,825	$20,388	$(8,563)	(42)	$46,353	$85,293	$(38,940)	(46)
Real Estate (2)	3,253	3,469	(216)	(6)	8,441	8,966	(525)	(6)
Energy Management (3)	723	734	(11)	(1)	2,122	2,350	(228)	(10)

	$15,801	$24,591	$(8,790)	(36)	$56,916	$96,609	$(39,693)	(41)

NOTES TO CHART A

(1)	Revenues decreased for the third quarter and the first nine months of fiscal 2003 compared to the same periods in fiscal 2002 primarily due to: a) management’s ongoing election to reduce revenue volume rather than continuing to bid at prices that offered the Company unacceptable levels of potential profitability on a number of jobs for the Company’s largest customer (revenues from this customer decreased by approximately $.7 million in the third quarter and $22 million in the first nine months of fiscal 2003, as compared to the same periods in 2002); b) two distribution center construction jobs for other customers, which accounted for revenues of approximately $6.0 million in the third quarter and $13.4 million for the first nine months of fiscal 2002; and c) a limited number of construction jobs available in a very competitive marketplace, which is a result of a continuing weakness in capital spending by many retail companies. Management expects the trends discussed in (a) and (c) above to continue. The Company has increased its new business development efforts, as it actively seeks to identify customers and contracts that place more value on the Company’s high quality and high service approach, and is exploring different commercial market sectors for potential opportunities to broaden and increase construction segment revenues.

(2)	Revenues for the third quarter and the first nine months of fiscal 2003 are lower primarily due to the termination by Kmart of its subleases on two leaseback centers during the fourth quarter of fiscal 2002. Revenues on these leasebacks of approximately $147,000 and $441,000 were included in the third quarter and first nine months of fiscal 2002, respectively.

(3)	Revenues decreased for the third quarter and the first nine months of 2003 compared to the same periods in 2002 primarily due to the general slowdown in the economy resulting in a decline in spending by customers for the products and services offered by the Company. The Company has recently augmented its sales and marketing capabilities in an effort to increase market share despite the continued difficult economic conditions affecting the markets the Company serves.

     The following table indicates the backlog of contracts and rental income from continuing operations for the next twelve months by industry segment.

	January 31,

	2003	2002

Construction (1)	$12,554,000	$15,910,000
Real Estate-rental income (2)	8,886,000	9,069,000
Real Estate-sales (3)	425,000	—
Energy Management (4)	683,000	531,000

Total Backlog	$22,548,000	$25,510,000

(1)	See Note 1 to Chart A above.

(2)	The difference is primarily due to lease expirations.

(3)	Included in the real estate sales backlog at January 31, 2003, is a contract to sell an outparcel in Jackson, Michigan. The sale of the Jackson outparcel is expected to be sold at a gain, and is scheduled to close prior to April 30, 2003.

(4)	Energy management contracts that can be cancelled with less than one year’s notice are not included in backlog. As of January 31, 2003, such contracts totaled approximately $1.1 million in potential revenue over the next twelve months, assuming cancellation provisions are not invoked, compared to $1.3 million at January 31, 2002.

COSTS AND EXPENSES APPLICABLE TO REVENUES
From Continuing Operations

     As a percentage of total segment revenues from continuing operations (See Chart A) the total applicable costs and expenses (See Chart B) were 88% and 92% for the third quarter of fiscal 2003 and 2002, respectively, and 91% and 93% for the first nine months of fiscal 2003 and 2002, respectively. In reviewing Chart B, the reader should recognize that the volume of revenues generally will affect the amounts and percentages.

     The figures in Chart B are net of intersegment eliminations.

CHART B
COSTS AND EXPENSES APPLICABLE TO REVENUES
FROM CONTINUING OPERATIONS SUMMARY BY SEGMENT
(Dollars in Thousands)

			Percent of Segment				Percent of Segment
			Revenues for				Revenues for
	Third Quarter Ended		Third Quarter Ended		Nine Months Ended		Nine Months Ended
	January 31,		January 31,		January 31,		January 31,

	2003	2002	2003	2002	2003	2002	2003	2002

Construction (1)	$11,460	$19,846	97	97	$45,482	$82,962	98	97
Real Estate (2)	2,021	2,283	62	66	5,247	5,300	62	59
Energy Management (3)	432	509	60	69	1,165	1,358	55	58

	$13,913	$22,638	88	92	$51,894	$89,620	91	93

NOTES TO CHART B

(1)	Beginning in fiscal 2002, management began to see an oversupply of contractors in the construction segment’s marketplace with consequential pressure on margins, which is a result of a significant decrease in demand due to the reduction in the number of available construction jobs because of ongoing weakness of capital spending in the retail industry.

(2)	The decreases in the dollar amount applicable to revenues from continuing operations for the third quarter and first nine months of fiscal 2003, compared to the same periods of fiscal 2002, are primarily attributable to: (a) a decrease in the costs of real estate sold of approximately $210,000 in both periods presented; and (b) a decrease in leasing expenses, due to the cancellation of Kmart subleases, of approximately $130,000 and $385,000 for the third quarter and the first nine months, respectively, offset by: (c) an increase in depreciation expense of approximately $169,000 in the third quarter and $526,000 in the first nine months of fiscal 2003 on the Company’s shopping center located in North Ft. Myers, Florida. That center was not depreciated during the third quarter and the first nine months of fiscal 2002, as it was held for sale during those periods. In the fourth quarter, the center was removed from the market and reclassified to income-producing property, resulting in recapture of the full fiscal year depreciation expense of $833,872 in that quarter.

(3)	The decrease in the percentage of costs and expenses applicable to revenues for the third quarter of 2003, compared to the same period of 2002, is primarily a result of the change in the mix of services and products sold.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
From Continuing Operations

     For the third quarter of 2003 and 2002, selling, general and administrative expenses from continuing operations, net of intersegment eliminations, were $2,071,613 and $1,649,898, respectively. As a percentage of consolidated revenues from continuing operations, these expenses were 13% and 7%, respectively. For the first nine months of 2003 and 2002, selling, general and administrative expenses from continuing operations, net of intersegment eliminations, were $5,468,289 and $5,440,178, respectively. As a percentage of consolidated revenues from continuing operations, these expenses were 10% and 6%, respectively. In reviewing Chart C, the reader should recognize that the volume of revenues generally will affect the amounts and percentages. The percentages in Chart C are based upon expenses as they relate to segment revenues from continuing operations (Chart A), except for parent and total expenses, which relate to consolidated revenues from continuing operations.

CHART C
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
FROM CONTINUING OPERATIONS BY SEGMENT
(Dollars in Thousands)

			Percent of Segment				Percent of Segment
			Revenues for				Revenues for
	Third Quarter Ended		Third Quarter Ended		Nine Months Ended		Nine Months Ended
	January 31,		January 31,		January 31,		January 31,

	2003	2002	2003	2002	2003	2002	2003	2002

Construction (1)	$735	$714	6	4	$1,649	$2,261	4	3
Real Estate (2)	263	141	8	4	716	382	8	4
Energy Management (3)	443	346	61	47	1,286	993	61	42
Parent (4)	631	449	4	2	1,817	1,804	3	2

	$2,072	$1,650	13	7	$5,468	$5,440	10	6

NOTES TO CHART C

(1)	On a dollar basis, selling, general and administrative expenses were lower for the first nine months of fiscal 2003 compared to the same period of fiscal 2002 due to: (a) a $450,000 reduction in an allowance for doubtful accounts reserve for a receivable from Montgomery Ward & Company; and (b) a reduction in personnel and incentive compensation costs of approximately $237,000 offset by: (c) an increase in marketing expenses of approximately $126,000.

(2)	On a dollar and percentage basis, selling, general and administrative expenses were higher for the third quarter and the first nine months of fiscal 2003 compared to the same periods of 2002 primarily due to increased legal and professional fees of approximately $87,000 and $226,000, respectively, and increased personnel and staffing costs of approximately $75,000 for the first nine months of fiscal 2003.

(3)	On a dollar and percentage basis, selling, general and administrative expenses were higher for the third quarter and the first nine months of 2003 compared to the same periods of fiscal 2002 primarily due to an increase in the number of personnel and other personnel costs and consulting fees.

(4)	On a dollar basis, selling, general and administrative expenses were higher for the third quarter of 2003 compared to the same period of 2002 primarily because of an increase in the number of personnel and other personnel costs.

Liquidity and capital resources.

     Between April 30, 2002, and January 31, 2003, working capital decreased by $335,624. Operating activities used cash of $2,635,497, which primarily consisted of the decrease in trade and subcontractors payable. Investing activities provided cash of $122,641. Financing activities used cash of $1,572,755, primarily for scheduled principal payments of mortgage notes and other long-term debt. Discontinued operations provided cash of $1,144,414, primarily from the sale of the Company’s shopping center located in Englewood, Florida.

     In October 1999, the Georgia World Congress Center Authority acquired the Company’s former wood manufacturing facility located in Atlanta, Georgia, for approximately $4.5 million. For income tax purposes, the Company treated this transaction as an involuntary conversion under Section 1033 of the Internal Revenue Code, which allows for the tax deferral on the gain if the Company acquires a qualified replacement property by April 30, 2003. The Company intends to acquire such property, primarily through the use of debt financing, by April 30, 2003. There can be no assurance, however, that such acquisition will take place. If a qualified replacement property is not acquired by April 30, 2003, the Company will be required to pay the deferred taxes of approximately $1.15 million, which are classified as a long-term liability on the Company’s Consolidated Balance Sheets at January 31, 2003, and April 30, 2002.

     At January 31, 2003, the Company had commitments from a bank for unsecured lines of credit totaling $9 million to finance working capital and other general corporate purposes, of which $650,000 was restricted to secure two letters of credit described subsequently in this section. These lines of credit bear interest at the prime rate or LIBOR plus 2%, and have a commitment fee of 0.375% on any unused portion. The lines of credit will expire on October 30, 2003. At January 31, 2003, there were no amounts outstanding under these lines of credit.

     In conjunction with the origination of a mortgage on an income-producing property, the Company obtained an irrevocable, standby letter of credit in the amount of $500,000. The letter of credit was originally issued in July 1997, and has been extended to mature on June 30, 2003. The mortgage lender is allowed to draw on the letter in order to reduce the related mortgage loan if certain leasing requirements are not met. The letter of credit is secured by a bank line of credit, as discussed above. The Company plans to extend this letter of credit until December 31, 2003.

     In 1999, in connection with the financing of the purchase of the Company’s shopping center in Jacksonville, Florida, the Company obtained a permanent mortgage loan in the amount of $9,500,000, which is secured by the center. The loan bears interest at 7.375% and is scheduled to be fully amortized over twenty years. The loan matures in 2019, but the lender may call the loan at any time after September 1, 2002 upon thirteen months notice. If the loan were called, the Company would have up to thirteen months to repay the principal amount of the loan without penalty by selling or refinancing the loan on the shopping center. There can be no assurance that the property could be refinanced or sold, and that sufficient proceeds would be realized during the time allowed to pay off this loan. In conjunction with the loan, an Additional Interest Agreement was executed which entitles the lender to be paid additional interest equal to fifty percent of the quarterly net cash flow and fifty percent of the appreciation in the property upon sale or refinance. The liability related to the lender’s fifty percent share of the appreciation in the property was $2,520,150 at January 31, 2003. The mortgage debt and related unamortized loan discount was $8,668,077 and $1,571,691, respectively, at January 31, 2003.

     In October 2002, the maturity date of the loan related to the Company’s shopping center in North Ft. Myers, Florida, was extended to February 2004. In March 2003, the Company received an extension of the maturity date to August 2004. There can be no assurance that the property can be refinanced or that sufficient proceeds from any such refinancings will be available to pay off this loan on or before the maturity date.

     On June 28, 2002, the Company sold its shopping center located in Englewood, Florida, at a gain. The Company is using the excess cash remaining, after repaying the debt and selling expenses, for operating cash requirements, capital improvements to owned real estate, and to pursue investment in other growth opportunities.

     In July 2002, the Company refinanced the acquisition and construction loan on its corporate headquarters building in Atlanta, Georgia, which loan had a balance of $4,596,683 as of April 30, 2002. The new permanent loan, in the original principal amount of the $4,900,000, bears interest at 7.75%, is due in ten years, and is to be amortized on a twenty-five year schedule. Net proceeds from the new loan, remaining after repayment of the original loan and refinancing costs, are being used for operating cash needs. In conjunction with the refinancing of the loan, the Company is required to provide for potential future tenant improvements and lease commissions through additional collateral, in the form of a letter of credit in the amount of $150,000 for each of the first three loan years, $300,000 during the fourth, fifth, and sixth loan years, and $450,000 during the seventh, eighth, ninth and tenth loan years. The $150,000 letter of credit for the first three loan years is secured by a bank line of credit, as discussed above.

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

     The Company is at risk for many other matters beyond its control, including, but not limited to: the impact of the Kmart Corporation bankruptcy on the Company’s rental revenues; co-tenancy provisions in anchor tenant leases; the Company’s ability to sell or refinance its real estate; the possibility of not achieving projected backlog revenues or not realizing earnings from such revenues; continuing competitive pressures on the availability and pricing of construction projects; the cost and availability of insurance; the ability of the Company to attract and retain key personnel; weather conditions; changes in laws and regulations, including changes in accounting standards, generally accepted accounting principles, and regulatory requirements of the SEC and NASDAQ; overall capital spending trends in the economy; the timing and amount of earnings recognition related to the possible sale of real estate properties held for sale; delays in customers’ orders; the ultimate collectibility of the Company’s receivable from the Montgomery Ward & Company bankruptcy; the ultimate disposition of legal proceedings in which the Company is involved; the availability, timing and amount of possible refinancings related to real estate properties; the level and volatility of interest rates; the potential loss of a significant customer; the failure of a subcontractor to perform; and the deterioration in the financial stability of an anchor tenant, significant subcontractor or other significant customer.

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

Revenue recognition

     Construction revenues are reported on the percentage-of-completion method, using costs incurred to date in relation to estimated total costs of the contracts, to measure the stage of completion. Original contract prices are adjusted for change orders in the amounts that are reasonably estimated based on the Company’s historical experience. The cumulative effects of changes in estimated total contract costs and revenues (change orders) are recorded in the period in which the facts requiring the revisions become known, and are accounted for using the percentage-of-completion method. At the time it is determined that a contract is expected to result in a loss, the entire estimated loss is recorded.

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

     Revenues from the sale of real estate are recognized when all of the following have occurred: (a) the property is transferred to the buyer; (b) the buyer’s initial and continuing investment are adequate to demonstrate a commitment to pay for the property; and (c) the buyer has assumed all future ownership risks of the property. Costs of sales related to real estate are based on the specific property sold. When a portion or unit of a development property is sold, a proportionate share of the total cost of the development is charged to cost of sales.

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

     Property and equipment are recorded at cost, and are depreciated for financial reporting purposes using the straight-line method over the estimated useful lives of the assets. Significant additions, which extend asset lives, are capitalized. Normal maintenance and repair costs are expensed as incurred.

     Interest and other carrying costs related to any real estate assets under development are capitalized. Costs of development and construction are also capitalized. Capitalization of interest and other carrying costs is discontinued when a project is substantially completed or if active development ceases.

Impairment of long-lived assets, including goodwill, and assets to be disposed of

     Long-lived assets and certain intangible assets, including goodwill, are required to be reviewed for impairment on an annual basis or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset to future net cash flows expected to be generated by the asset. If an asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the asset’s estimated fair value. Assets to be disposed of are reported at the lower of their carrying amount or estimated fair value less cost to sell. Depreciation is suspended during the period the asset is marketed for sale.

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

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     The Company’s capital structure includes the use of variable rate and fixed rate indebtedness. As such, it is exposed to the impact of changes in interest rates. The Company typically refinances maturing debt instruments at then-existing market interest rates, and at January 31, 2003, the fixed rate and variable rate debt represented 68% and 32%, respectively, of the Company’s total debt outstanding.

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

ITEM 4.   CONTROLS AND PROCEDURES

     The Company has evaluated its disclosure controls and procedures as defined by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended, within 90 days of the filing date of this Quarterly Report. This evaluation was carried out under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer. Based on this evaluation, these officers have concluded that the Company’s disclosure controls and procedures were effective as of the date of the evaluation. There were no significant changes to the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation.

PART II. OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

     On December 18, 2002, ASK Financial, primary counsel for Montgomery Ward, LLC (“Ward”), filed a complaint in Bankruptcy Court in Delaware to recover approximately $1.84 million in alleged “preference” payments made by Ward to the Company’s subsidiary, Abrams Construction, Inc. (“ACI”), prior to Ward’s Chapter 11 bankruptcy filing on December 28, 2000. Under federal bankruptcy law, a bankrupt debtor-in-possession can sue to recover preferential payments made to the creditors of the bankrupt debtor-in-possession during the 90-day period preceding the filing for bankruptcy protection, subject to certain defenses, including payments made in the ordinary course of business. The Company believes the claim against ACI is without merit and intends to continue to vigorously defend against the claim.

     On September 20, 2002, the Company’s subsidiary, Abrams Properties, Inc. (“API”), filed a claim in the Superior Court of Cobb County, Georgia, against API’s former real estate asset manager. The defendant subsequently made a demand against API for arbitration and filed a counterclaim. During the third quarter of fiscal 2003, the Cobb County Superior Court denied the defendant’s demand for arbitration, but this decision has been accepted for review by the Georgia Court of Appeals. No hearing date has been set by the Appellate Court. The dispute arises out of the defendant’s former provision of real estate asset management services to API. The Company believes API’s claims against its former asset manager and its defenses to the manager’s claims are meritorious and intends to continue to vigorously pursue the claims and assert the defenses.

     The Company believes the ultimate disposition of the above noted claims and legal proceedings will not have a material adverse effect on the financial condition, cash flows or results of operations of the Company; however, the Company cannot predict the ultimate disposition of the above noted claims and proceedings.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

Exhibit 99.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 99.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K during the quarter ended January 31, 2003

See Current Reports on Form 8-K, filed January 24, 2003, reporting changes in beneficial ownership of the common stock of Abrams Industries, Inc.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ABRAMS INDUSTRIES, INC. (Registrant)

Date:	March 17, 2003	/s/ Alan R. Abrams

Alan R. Abrams Chief Executive Officer

Date:	March 17, 2003	/s/ Melinda S. Garrett

Melinda S. Garrett Chief Financial Officer

CERTIFICATION BY CHIEF EXECUTIVE OFFICER

I, Alan R. Abrams, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Abrams Industries, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	March 17, 2003	/s/ Alan R. Abrams

Alan R. Abrams Chief Executive Officer

CERTIFICATION BY CHIEF FINANCIAL OFFICER

I, Melinda S. Garrett, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Abrams Industries, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	March 17, 2003	/s/ Melinda S. Garrett

Melinda S. Garrett Chief Financial Officer