Form 10-K
period 2003-04-30
ABRAMS INDUSTRIES INC
filed 2003-07-29
CIK 1923

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT

Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934

For the fiscal year ended April 30, 2003

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

YES ☑         NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act 12b-2).

YES ☐        NO ☑

The aggregate market value of the voting stock held by nonaffiliates of the registrant as of October 31, 2002, was $5,581,724. See Part III for a definition of nonaffiliates. The number of shares of Common Stock of the registrant outstanding as of April 30, 2003, was 2,914,351.

DOCUMENTS INCORPORATED BY REFERENCE

The information called for by Part III (Items 10, 11, 12 and 13) is incorporated herein by reference to the registrant’s definitive proxy statement for the 2003 Annual Meeting of Shareholders which is to be filed pursuant to Regulation 14A.

■ ABRAMS 2003 3

PART I

ITEM 1 BUSINESS

Abrams Industries, Inc. engages in (i) commercial construction; (ii) real estate investment and development; and (iii) energy management. As used herein, the term “Company” refers to Abrams Industries, Inc. and its subsidiaries and predecessors, unless the context indicates otherwise, and the term “Parent” or “Parent Company” refers solely to Abrams Industries, Inc.

     The Company was organized under Delaware law in 1960 to succeed to the business of A. R. Abrams, Inc., which was founded in 1925 by Alfred R. Abrams as a sole proprietorship. In 1984, the Company changed its state of incorporation from Delaware to Georgia.

     Financial information for the operating segments is set forth in Note 13 to the consolidated financial statements of the Company.

CONSTRUCTION SEGMENT

The Company, through its wholly owned subsidiary, Abrams Construction, Inc., has engaged in the construction business since 1925. Although the Company does work throughout much of the United States, it concentrates its activities principally in the southern and midwestern states. The Company builds, expands, remodels and renovates retail stores, shopping centers, banks, office buildings, and distribution and manufacturing facilities, and engages in other types of commercial construction.

     Construction contracts are obtained by competitive bid and by negotiation. The majority of the Company’s construction projects are fixed-price. Construction revenues are accounted for using the percentage-of-completion method, using costs incurred to date in relation to estimated total costs of the contracts, to measure the stage of completion. Generally, the Company purchases materials and services for its construction operations on a project-by-project basis.

REAL ESTATE SEGMENT

The Company, through its wholly owned subsidiary, Abrams Properties, Inc., has engaged in real estate activities since 1960. Historically, these activities primarily involved the acquisition, development, redevelopment, leasing, management, ownership, and sale of shopping centers, industrial facilities, and office buildings, in the Southeast and Midwest. In fiscal year 2001, the Company outsourced all of the asset and property management duties for the Company’s properties owned or controlled by the Real Estate Segment to third parties. In fiscal 2003, the Company brought back in house the asset management responsibilities and the property management of one owned shopping center and all of the leaseback centers.

     The Company currently owns six shopping centers, four that the Company developed and two that it acquired. In June 2002, the Company sold its shopping center located in Englewood, Florida. This center was classified as property held for sale as of April 30, 2002. See Note 3 to the consolidated financial statements of the Company. The remaining centers are held as long-term investments. See “ITEM 2. PROPERTIES – Owned Shopping Centers.” The Company is also currently lessee and sublessor of seven Company- developed shopping centers that were sold by and leased back to the Company, and subleased to Kmart. See “ITEM 2. PROPERTIES – Leaseback Shopping Centers.” The Company owns two office properties. See “ITEM 2. PROPERTIES – Office Buildings.” The Company also owns, through its subsidiary, AFC Real Estate, Inc., its vacant former manufacturing facility located in Atlanta, Georgia.

ENERGY MANAGEMENT SEGMENT

In fiscal 2002, the Company began operations of a new segment, Energy Management, through its wholly owned subsidiary, Abrams Power, Inc. In May 2001, the Company purchased substantially all of the assets of Servidyne Systems, Inc., an energy engineering and maintenance management company.

     The Company provides energy management services that assist its customers in reducing the costs of operating buildings by lowering energy consumption and increasing work efficiency. The Company’s engineering services include energy audits, utility monitoring and analysis, mechanical, electrical and plumbing surveys, indoor air quality studies, due diligence, and HVAC retrofit design. The Company also assists building owners and managers in managing equipment maintenance for the highest efficiency and useful equipment life, while maximizing labor productivity through implementation of its proprietary computerized maintenance and work management systems and by providing consulting services.

     The primary focus for the business is the continental United States, although the Company does perform services for some international customers. Energy Management service and engineering contracts are primarily obtained through negotiations, but may also be obtained through competitive bids on larger proposals.

EMPLOYEES AND EMPLOYEE RELATIONS

At April 30, 2003, the Company employed 92 salaried employees and 10 hourly employees. On its construction jobs, the Company utilizes local labor whenever practicable, paying the prevailing wage scale. The Company believes that its relations with its employees are good.

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

COMPETITION

The businesses of the Company are highly competitive. In the Construction Segment, the Company competes with a large number of national and local construction companies, many of which have proprietary customer relationships or greater financial resources than the Company. The Real Estate Segment also

■ ABRAMS 2003 4

operates in a competitive environment, with numerous parties competing for available financing, properties, tenants and investors. The Energy Management Segment’s competition is widespread and ranges from multi-national firms to local small businesses.

PRINCIPAL CUSTOMERS

During fiscal 2003, the Company derived approximately 59% ($43,633,503) of its consolidated revenues from continuing operations from direct transactions with The Home Depot, Inc. These revenues resulted principally from construction activities. See Note 13 to the consolidated financial statements of the Company. No other single customer accounted for 10% or more of the Company’s consolidated revenues during the year.

BACKLOG

The following table indicates the backlog of contracts, expected rentals and real estate sales for the next twelve months by industry segment:

	April 30,	April 30,
	2003	2002

Construction-contracts	$15,262,000	$15,178,000
Real Estate-rental income (1)	8,860,000	9,331,000
Real Estate-sales (2)	—	14,000,000
Energy Management- contracts (3)	768,000	519,000

Total Backlog	$24,890,000	$39,028,000

(1)	The difference between 2003 and 2002 is primarily due to rental income of approximately $279,000 from the Englewood, Florida, shopping center that was sold in fiscal 2003, and scheduled lease expirations.

(2)	The Real Estate-sales backlog in 2002 represents the contract to sell the Englewood shopping center. The sale closed in June 2002.

(3)	Any Energy Management contract that can be cancelled with less than one year’s notice is not included in backlog. As of April 30, 2002, and 2003, such contracts totaled $1,136,000 and $1,139,000, respectively, in potential revenue over the next twelve months, assuming cancellation provisions are not invoked.

     The Company estimates that most of the backlog at April 30, 2003, will be completed prior to April 30, 2004. No assurance can be given as to future backlog levels or whether the Company will realize earnings from revenues resulting from the backlog at April 30, 2003.

REGULATION

The Company is subject to the authority of various federal, state and local regulatory agencies concerned with its construction operations, including among others, the Occupational Health and Safety Administration and the Environmental Protection Agency. The Company is also subject to local zoning regulations and building codes in performing its construction and real estate activities. Management believes that it is in substantial compliance with all such governmental regulations, except to the extent set forth under “ITEM 3. LEGAL PROCEEDINGS” regarding past conduct that possibly may have contravened antitrust laws. Management believes that compliance with federal, state and local provisions, which have been enacted or adopted for regulating the discharge of materials into the environment, does not have a material effect upon the capital expenditures, earnings, or competitive position of the Company.

EXECUTIVE OFFICERS OF THE REGISTRANT

The Executive Officers of the Company as of June 30, 2003, were as follows:

Alan R. Abrams (48)	Officer since 1988

Co-Chairman of the Board since 1998, and a Director of the Company since 1992, he has been Chief Executive Officer since 1999 and President since 2000. From 1998 to 1999, he was President and Chief Operating Officer. He also served as President and Chief Executive Officer of Servidyne Systems, LLC from May 2002 to July 2003.

Melinda S. Garrett (47)	Officer since 1990

Director of the Company since 1999, she has been Chief Financial Officer since 1997. She also has served Abrams Properties, Inc. as President since 2001, Chief Financial Officer from 1998 to 2000, and Vice President from 1993 to 2000.

J. Andrew Abrams (43)	Officer since 1988

Co-Chairman of the Board since 1998, and a Director of the Company since 1992, he has been Vice President-Business Development since 2000, and served as President and Chief Operating Officer from 1999 to 2000. From 1997 to 1999, he was Executive Vice President.

Executive Officers of the Company are elected by the Board of Directors of the Company or the Board of the respective subsidiary to serve at the pleasure of the Board. Alan R. Abrams and J. Andrew Abrams are brothers, and are the sons of Edward M. Abrams, a retired member of the Board of Directors. David L. Abrams, a member of the Board of Directors, is first cousin to Alan R. Abrams and J. Andrew Abrams, and nephew to Edward M. Abrams. There are no other family relationships between any Executive Officers or Directors of the Company.

■ ABRAMS 2003   5

ITEM 2 PROPERTIES

The Company, through its Real Estate Segment, owns its corporate headquarters building, which contains approximately 66,000 square feet of office space. The building is located in the North X Northwest Office Park, 1945 The Exchange, in suburban Atlanta, Georgia. The Parent Company, the Real Estate Segment, and the Construction Segment are located in this building. In addition to the 25,928 square feet of offices leased by Abrams entities, another 29,657 square feet is leased to an unrelated tenant, and 10,295 square feet is currently available for lease.

     The Company also owns a vacant former metal manufacturing facility located in Atlanta, Georgia.

     In May 2001, the Company, through its Energy Management Segment, as part of its acquisition of the assets of Servidyne Systems, Inc., assumed a lease, which expires in July 2004, for 7,418 square feet of office space located at 1350 Spring Street, NW, in midtown Atlanta, Georgia.

     In January 2002, Kmart Corporation filed for protection under Chapter 11 of the U.S. Bankruptcy Code. At that time, four of the Company’s seven owned retail properties contained stores leased to Kmart, two of which were freestanding stores. In June 2002, the Company sold at a gain its Englewood, Florida, shopping center, which was co-anchored by Kmart. See Note 3 to the consolidated financial statements. The three Kmart locations still owned by the Company, and the seven freestanding Kmart stores that the Company developed, sold, leased back, and then subleased to Kmart, are currently open and operating. All of these Kmart leases were assumed by Kmart, who emerged from bankruptcy in May 2003.

     The Company owns, or has an interest in, the following properties:

OWNED SHOPPING CENTERS

As of April 30, 2003, the Company’s Real Estate Segment owned four shopping centers that it developed and two that it acquired. The following chart provides relevant information relating to the owned shopping centers:

			Percentage			Rental			Principal
			of Square	Calendar		Income			Amount of
		Leasable	Footage	Year(s)		Per Leased		Debt	Debt
		Square	Leased as of	Placed in	Rental	Square		Service	Outstanding
		Feet in	April 30,	Service by	Income	Foot	EBITDA	Payments	as of April 30,
Location	Acres	Building(s)	2003	Company	2003	2003 (1)	2003 (2)	2003 (3)	2003 (4)

1100 W. Argyle Street	10.5	110,046	81%	1972,1996	$567,763	$6.37	$374,090	$396,928	$2,751,537
Jackson, MI

1075 W. Jackson Street	7.3	92,120	100	1980,1992	547,570	5.94	467,852	405,269	2,521,592
Morton, IL (5)

2500 Airport Thruway	8.0	87,543	100	1980,1988	442,953	5.06	394,801	391,681	1,667,048
Columbus, GA (5) (6)

15201 N. Cleveland	72.3	293,801	97	1993,1996	2,851,717	10.01	1,971,803	1,558,105	11,351,353
North Ft. Myers, FL

5700 Harrison Avenue	10.8	86,396	90	1998	645,903	8.31	338,553	—	—
Cincinnati, OH (7)

8106 Blanding Blvd.	18.8	174,220	89	1999	1,502,006	9.69	1,096,442	918,750	8,600,058
Jacksonville, FL (8)

(1)	Calculated by dividing rental income by leased square feet in building, as of April 30, 2003.

(2)	EBITDA is defined as earnings (loss) before the following: interest, income taxes, depreciation, and amortization of loan and lease costs. See table following in this “ITEM 2. PROPERTIES,” which reconciles earnings (loss) before income taxes from continuing operations to EBITDA.

(3)	Includes principal and interest.

(4)	The Company’s liability for repayment is limited by exculpatory provisions to its interest in the respective mortgaged properties, except for the loan in North Ft. Myers, Florida, which has been guaranteed by Abrams Properties, Inc. See Notes 7 and 8 to the consolidated financial statements of the Company.

(5)	Land is leased, not owned.

(6)	The center in Columbus, Georgia, is owned by Abrams-Columbus Limited Partnership, in which Abrams Properties, Inc. serves as general partner and owns an 80% interest.

(7)	Originally developed by others in 1982.

(8)	Originally developed by others in 1985.

     The two centers located in Morton, Illinois, and Columbus, Georgia, are leased exclusively to Kmart. The Kmart lease in Columbus, Georgia, expires in 2008 and has ten five-year renewal options, and the Kmart lease in Morton, Illinois, expires in 2016 and has eight five-year renewal options. Anchor tenant lease terms for the other owned centers are shown in the following table:

■ ABRAMS 2003   6

			Lease	Options
	Anchor	Square	Expiration	to
Location	Tenant (1)	Footage	Date	Renew

Jackson, MI	Big Lots	26,022	2007	2 for 5 years each
	Kroger	63,024	2021	6 for 5 years each

North Ft. Myers, FL	AMC	54,805	2016	4 for 5 years each
	Beall’s	35,600	2009	9 for 5 years each
	Kash n’ Karry	33,000	2013	4 for 5 years each
	Jo-Ann Fabrics	16,000	2004	3 for 5 years each
	Kmart	107,806	2018	10 For 5 years each

Cincinnati, OH	Kroger (2)	42,456	2005	3 For 5 years each
	Harbor Freight Tools	13,500	2010	2 For 5 years each

Jacksonville, FL	Publix (3)	85,560	2010	6 For 5 years each
	Office Depot	22,692	2008	2 For 5 years each

(1)	A tenant is considered to be an “Anchor Tenant” if it leases 12,000 square feet or more for an initial lease term in excess of five years.

(2)	Tenant has vacated the premises, but remains responsible for lease payments until the expiration date.

(3)	Tenant has subleased the premises to Floor and Decor Outlets, but remains responsible for lease payments until the expiration date.

     With the exception of the Kmart lease in Columbus, Georgia, and the Harbor Freight Tools lease in Cincinnati, Ohio, all of the anchor tenant and many of the small shop leases provide for contingent rentals if sales exceed specified amounts. In fiscal 2003, the Company recognized $89,782 in contingent rentals, net of offsets, which amounts are included in the aggregate rentals set forth above.

     Typically, tenants are responsible for their pro rata share of ad valorem taxes, insurance and common area maintenance (subject to the right of offset mentioned above). Kmart has total maintenance responsibility for the centers in Morton, Illinois, and Columbus, Georgia.

OFFICE BUILDINGS

The Company, through its Real Estate Segment, owns two office properties: the corporate headquarters building located at 1945 The Exchange, in suburban Atlanta, Georgia, and an office park in suburban Atlanta, Georgia. The following chart provides pertinent information relating to the office buildings:

			Percentage			Rental			Principal
			of Square	Calendar		Income			Amount of
		Leasable	Footage	Year(s)		Per Leased		Debt	Debt
		Square	Leased as of	Placed in	Rental	Square		Service	Outstanding
		Feet in	April 30,	Service by	Income	Foot	EBITDA	Payments	as of April 30,
Location	Acres	Building(s)	2003	Company	2003	2003 (1)	2003 (2)	2003 (3)	2003

1945 The Exchange	3.12	65,880	90%	1997	$1,126,983	$19.01	$647,691	$435,285	$4,856,088
Atlanta, GA (4)

1501-1523
Johnson Ferry Rd.	8.82	121,476	65	1997	1,539,601	19.50	897,630	538,925	6,138,567
Marietta, GA (5)

(1)	Calculated by dividing rental income by leased square feet in building, as of April 30, 2003.

(2)	EBITDA is defined as earnings (loss) before the following: interest, income taxes, depreciation, and amortization of loan and lease costs. See table following in this “ITEM 2. PROPERTIES,” which reconciles earnings (loss) before income taxes from continuing operations to EBITDA.

(3)	Includes principal and interest.

(4)	Corporate headquarters building of which the Parent Company, Real Estate Segment, and Construction Segment lease approximately 25,928 square feet. Rental income and cash flow includes intercompany rent at a competitive rate of $471,842 paid by the Parent Company, Real Estate and the Construction Segment. See “ITEM 7. LIQUIDITY AND CAPITAL RESOURCES” for additional discussion regarding new financing. Originally developed by others in 1974 and acquired and re-developed by the Company in 1997.

(5)	The Company, through a subsidiary of its Real Estate Segment, is the lessee of 10,661 square feet of space under a master lease agreement to satisfy a condition required by the lender, of which 5,445 square feet has been leased to third parties as of April 30, 2003. Rental income and cash flow include intercompany rent at a competitive rate of $154,528 paid by the Real Estate Segment. The building was originally developed by others in 1980 and 1985.

     Earnings (loss) before interest, taxes, depreciation, and amortization of loan and lease costs (“EBITDA”) is not a measure of performance defined in accordance with accounting principles generally accepted in the United States of America (“GAAP”). However, management believes that EBITDA is useful to investors and management in evaluating performance because it is a commonly used financial analysis tool for measuring and comparing individual properties in the area of operating performance. EBITDA should not be considered as an alternative to earnings (loss) before income taxes as an indicator of the Company’s performance or as an alternative to net cash provided by operating activities as a measure of liquidity and may not be comparable to similarly titled measures used by other companies. The following table reconciles earnings (loss) before income taxes from continuing operations under GAAP to EBITDA presented in the owned shopping center and owned office tables above:

■ ABRAMS 2003 7

	OWNED SHOPPING CENTERS						OWNED OFFICE

	Jackson,	Morton,	Columbus,	N. Ft. Myers,	Cincinnati,	Jacksonville,	Atlanta,	Marietta,
	Michigan	Illinois	Georgia	Florida	Ohio	Florida	Georgia	Georgia

Earnings (loss)
before income taxes from
continuing operations	$61,635	$95,607	$131,564	$747,949	$281,115	$(9,581)	$51,392	$88,531
Add:
Depreciation	52,648	125,151	104,300	616,110	50,493	143,684	201,216	278,764
Amortization	16,327	7,236	29,037	18,255	6,945	20,267	55,980	65,985
Interest expense	243,480	239,858	129,900	589,489	—	942,072	339,103	464,350

EBITDA	$374,090	$467,852	$394,801	$1,971,803	$338,553	$1,096,442	$647,691	$897,630

LEASEBACK SHOPPING CENTERS

The Company, through its Real Estate Segment, has a leasehold interest in seven shopping centers that it developed, sold, and leased back under leases expiring from years 2004 to 2014. The centers are 100% subleased by the Company to Kmart Corporation, and the Company has the ability to lease the properties for periods corresponding with the Kmart subleases. (See previous discussion regarding Kmart in this “ITEM 2.” above.) The Kmart subleases provide for contingent rentals if sales exceed specified amounts, and contain ten five-year renewal options, except Jacksonville, Florida, which has eight five-year renewal options, and Bayonet Point, Florida, and Orange Park, Florida, and Davenport, Iowa, all of which have nine five-year renewal options. The Company’s leases with the fee owners contain renewal options coextensive with Kmart’s renewal options.

     Kmart is responsible for insurance and ad valorem taxes, but has the right to offset against contingent rentals any such taxes paid in excess of specified amounts. In fiscal 2003, the Company recognized $96,411 in contingent rentals, net of offsets, which amounts are included in the aggregate annual rentals set forth below. The Company has responsibility for structural and roof maintenance of the buildings. The Company also has responsibility for underground utilities, parking lots and driveways, except routine upkeep, which is the responsibility of the subtenant, Kmart. The Company’s leases contain exculpatory provisions, which limit the Company’s liability for payments to its interest in the respective leases.

     The following chart provides certain information relating to the leaseback shopping centers:

		Square	Calendar Years	Rental	Rental Income	Rent
		Feet in	Placed in Service	Income	Per Square Foot	Expense
Location	Acres	Building(s)	by Company	2003	2003 (1)	2003

Bayonet Point, FL	10.8	109,340	1976,1994	$365,788	$3.35	$269,564

Orange Park, FL	9.4	84,180	1976	264,000	3.14	226,796

Davenport, IA	10.0	84,180	1977	255,308	3.03	204,645

Minneapolis, MN	7.1	84,180	1978	383,543	4.56	238,637

Ft. Smith, AR	9.2	106,141	1979,1994	255,350	2.41	223,195

Jacksonville, FL	11.6	97,032	1979	303,419	3.13	258,855

Richfield, MN	5.7	74,217	1979	300,274	4.05	241,904

(1)	Calculated by dividing rental income by square feet in building.

REAL ESTATE LEASED OR HELD FOR FUTURE DEVELOPMENT OR SALE

The Company, through its Real Estate Segment, owns or has an interest in the following real estate leased or held for future development or sale:

		Calendar Year
		Development	Intended
Location	Acres	Completed	Use (1)

Dixie Highway Louisville, KY	4.7	1979	Food store and/or retail shops

West 15th Street Washington, NC (2)	1.4	1979	Two outlots

Mundy Mill Road Oakwood, GA	5.3	1987	Commercial development pad or up to four outlots

North Cleveland Avenue North Ft. Myers, FL	11.6	1993	Five outlots, anchor pads and retail shops

Metropolitan Parkway Atlanta, GA (3)	3.6	(3)	Warehouse, industrial or commercial building

(1)	“Outlot” as used herein refers to a small parcel of land platted separately from the shopping center parcel, which is generally sold for, leased for, or developed as, a fast-food restaurant, bank, or similar use.

■ ABRAMS 2003 8

(2)	Leased under leases terminating in years 2005 and 2010 with a right to extend the term for three additional five-year periods. One outlot is subleased for terms coextensive with the Company’s lease. The second outlot was subleased to Kmart, but was rejected during fiscal 2003 under Kmart’s Chapter 11 bankruptcy plan of reorganization. The Company has offered to relinquish its interest in this outlot to the landlord, and is no longer making payments under the lease. The landlord has filed a complaint in small claims court seeking only possession of the property.

(3)	Land and building, originally utilized by the Company as its metal manufacturing facility; owned by AFC Real Estate, Inc., formerly known as Abrams Fixture Corporation. The Company assembled the property in a series of transactions. The building was developed by others prior to 1960.

     An outlot located in Jackson, Michigan, and an outlot and anchor store pads located in Davenport, Iowa, were all sold at a gain during fiscal 2003. These properties are not included above.

     There is no debt on any of the above properties, except for the anchor pads and retail shop land in North Ft. Myers, Florida. See Note 8 to the consolidated financial statements of the Company. The Company will either develop the properties described above or will continue to hold them for sale or lease to others.

     For further information on the Company’s properties see Notes 3, 5, 7, 8 and 16 to the consolidated financial statements and “SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION.”

ITEM 3 LEGAL PROCEEDINGS

     On July 7, 2003, the Company announced that an internal investigation, which was conducted by the Company’s legal counsel at the request of senior management, had revealed information suggesting that behavior in violation of Federal antitrust laws may have taken place in a certain job bidding process for one customer of the Company’s subsidiary, Abrams Construction, Inc. The results of this investigation were reported to the Board of Directors of the Company on June 9, 2003. The Company has also voluntarily communicated the results of its investigation to the United States Department of Justice (“DOJ”) and is fully cooperating in the subsequent inquiry that has resulted. The DOJ, on July 1, 2003, issued a conditional letter of amnesty to the Company and its subsidiaries for their cooperation in recognizing and then immediately reporting the irregularities. The Company believes, based on its internal investigation, that the specific improprieties were confined to a bidding process for The Home Depot, Inc. (“Home Depot”), its largest customer. At this time, the Company has no reason to believe that any other customers were affected. The Company has also communicated its concerns about the job bidding process to Home Depot. The Company has conducted extensive additional training of all employees and is implementing additional procedures to prevent a recurrence of this behavior.

     The Company estimates the costs associated with this matter, including the Company’s internal investigation and its ongoing cooperation with the DOJ, are expected to approximate $750,000 in the current fiscal year ending April 30, 2004. Such cost estimates, however, are particularly difficult to make with any precision, and as a result the actual costs may be lower or higher than this amount. To date, no third party has made, or threatened to make, any claim in connection with this matter. It is possible, however, that claims could be made as a result of this situation.

     On December 18, 2002, ASK Financial, counsel for Montgomery Ward, LLC (“Ward”), filed a complaint in Bankruptcy Court in Delaware to recover approximately $1.84 million in alleged “preference” payments made by Ward to the Company’s subsidiary, Abrams Construction, Inc. (“ACI”), prior to Ward’s Chapter 11 bankruptcy filing on December 28, 2000. Under federal bankruptcy law, a bankrupt debtor-in-possession can sue to recover preferential payments made to the creditors of the bankrupt debtor-in-possession during the 90-day period preceding the filing for bankruptcy protection, subject to certain defenses, including payments made in the ordinary course of business. The Company believes that it has meritorious defenses to the action, and intends to continue to vigorously defend against the claim.

     On September 20, 2002, the Company’s subsidiary, Abrams Properties, Inc. (“API”), filed a claim in the Superior Court of Cobb County, Georgia, against API’s former real estate asset manager. The defendant subsequently made a demand against API for arbitration and filed a counterclaim. During the third quarter of fiscal 2003, the Cobb County Superior Court denied the defendant’s demand for arbitration, but in July 2003, this decision was reversed by the Georgia Court of Appeals. The Company intends to seek appellate review of this most recent decision. The dispute arises out of the defendant’s former provision of real estate asset management services to API. The Company believes API’s counter claims against its former asset manager and its defenses to the manager’s claims are meritorious and intends to continue to vigorously pursue its claims and assert its defenses.

     Other than the costs of the Company’s internal investigation and ongoing cooperation associated with the DOJ, the Company believes the ultimate disposition of the above noted legal proceedings and claims or potential claims will not have a material adverse affect on the financial condition, cash flows, or results of operations of the Company; however, the Company cannot predict the ultimate disposition of the above noted claims, potential claims and proceedings, and therefore, the Company cannot be certain that the above noted legal proceedings and claims or potential claims will not have a material adverse affect on the financial condition, cash flows, or results of operations of the Company.

ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

■ ABRAMS 2003 9

PART II

ITEM 5   MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

					DIVIDENDS PAID
	CLOSING MARKET PRICES				PER SHARE

	FISCAL 2003		FISCAL 2002		FISCAL 2003	FISCAL 2002

	HIGH	LOW	HIGH	LOW
	TRADE	TRADE	TRADE	TRADE

First Quarter	$5.310	$4.600	$4.240	$3.400	$.040	$.040
Second Quarter	4.840	3.370	4.200	3.800	.040	.040
Third Quarter	4.580	3.470	3.900	3.630	.040	.040
Fourth Quarter	4.100	3.750	5.310	3.650	.040	.040

The common stock of Abrams Industries, Inc. is traded on the NASDAQ National Market System (Symbol: ABRI). The approximate number of holders of common stock was 465 (including shareholders of record and shares held in street name) at May 31, 2003.

     The information contained under the heading “Equity Compensation Plan” in the Company’s definitive proxy materials for its 2003 Annual Meeting of Shareholders will be filed with the Securities and Exchange Commission under a separate filing, and is hereby incorporated by reference.

ITEM 6   SELECTED FINANCIAL DATA

The following table sets forth selected financial data for the Company and should be read in conjunction with the consolidated financial statements and the notes thereto:

Year Ended April 30,	2003	2002	2001	2000	1999

Net Earnings (Loss) (1)	$(1,073,524)	$811,774	$676,172	$(456,605)	$(676,031)
Net Earnings (Loss) Per Share (1)	$(.37)	$.28	$.23	$(.16)	$(.23)
Consolidated Revenues - Continuing Operations	$74,135,347	$115,627,822	$152,622,433	$172,654,127	$170,232,540
Net Earnings (Loss) - Continuing Operations	$(1,694,481)	$(1,053,271)	$322,066	$2,301,833	$(53,455)
Net Earnings (Loss) Per Share - Continuing Operations	$(.58)	$(.36)	$.11	$.78	$(.02)
Shares Outstanding at Year-End	2,914,351	2,909,079	2,943,303	2,936,356	2,936,356
Cash Dividends Paid Per Share	$.16	$.16	$.16	$.16	$.20
Shareholders’ Equity	$21,257,952	$22,778,876	$22,505,543	$22,346,138	$23,272,560
Shareholders’ Equity Per Share	$7.29	$7.83	$7.65	$7.61	$7.93
Working Capital	$7,638,091	$9,875,096	$11,442,348	$10,820,179	$9,885,902
Depreciation and Amortization Expense - Continuing Operations	$2,326,517	$3,164,886	$2,495,327	$2,710,729	$2,343,838
Total Assets	$73,797,098	$91,784,369	$97,619,685	$102,845,867	$126,132,540
Income-Producing Properties and Property and Equipment, net (2)	$43,650,850	$45,188,295	$28,134,764	$61,456,455	$64,680,003
Long-Term Debt	$33,523,314	$35,163,492	$50,180,619	$51,929,637	$56,554,488
Interest Rate Sensitive Debt (3)	$11,351,353	$16,916,652	$17,941,479	$18,302,855	$38,032,872
Return on Average Shareholders’ Equity - Continuing Operations	(7.7)%	(4.7)%	1.4%	10.1%	(.2)%
Return on Average Shareholders’ Equity (1)	(4.9)%	3.6%	3.0%	(2.0)%	(2.8)%

(1)	Includes continuing operations, discontinued operations, and extraordinary items, if any.

(2)	Does not include property held for sale or real estate held for future development or sale.

(3)	Includes short-term and long-term debt.

■ ABRAMS 2003  10

ITEM 7   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 FOR FISCAL YEARS ENDED APRIL 30, 2003, 2002 AND 2001.

RESULTS OF OPERATIONS

REVENUES

Revenues from continuing operations for 2003 were $74,135,347, compared to $115,627,822 and $152,622,433, for 2002 and 2001, respectively. This represents decreases in revenues of 36% in 2003, and 24% in 2002. Revenues include interest income of $55,317, $171,137, and $461,493, for 2003, 2002, and 2001, respectively, and other income of $65,172, $90,418, and $51,030, for 2003, 2002, and 2001, respectively. The figures in Chart A below, however, do not include interest income, other income or intersegment revenues. When more than one segment is involved, revenues are reported by the segment that sells the product or service to an unaffiliated purchaser.

REVENUES FROM CONTINUING OPERATIONS SUMMARY BY SEGMENT

CHART A

(Dollars in Thousands)

	Years Ended				Years Ended		Increase
	April 30,		(Decrease)		April 30,		(Decrease)

	2003	2002	Amount	Percent	2002	2001	Amount	Percent

Construction (1)	$59,528	$100,688	$(41,160)	(41)	$100,688	$141,118	$(40,430)	(29)
Real Estate (2)	11,587	11,684	(97)	(1)	11,684	10,992	692	6
Energy Management (3)	2,900	2,995	(95)	(3)	2,995	—	2,995	—

Total	$74,015	$115,367	$(41,352)	(36)	$115,367	$152,110	$(36,743)	(24)

NOTES:
(1)	Revenues decreased for 2003 compared to 2002 and 2002 compared to 2001 primarily due to: (a) the Company’s ongoing election to reduce revenue volume rather than continuing to bid at prices that offered the Company unacceptable levels of potential profitability on a number of jobs for the Company’s largest customer (revenues from this customer decreased by approximately $22.2 million in 2003 compared to 2002, and $35.7 million in 2002 compared to 2001); and (b) a limited number of construction jobs available in a very competitive marketplace, which is a result of a weakness in capital spending by many retail companies. A significant portion of 2003 revenues were from jobs the Company would not bid today based on its current profitability criteria. In fiscal 2003, the Company increased its new business development efforts, in order to identify customers and contracts that place more value on the Company’s high quality and high service approach, and is exploring different commercial market sectors for potential opportunities to broaden and increase construction segment revenues. The Company has seen no indication that the possible construction job bidding improprieties described in “ITEM 3. LEGAL PROCEEDINGS” will negatively impact the Company’s ability to achieve future potential revenues.

(2)	Rental revenues for 2003 were $10,727,247, compared to $11,218,516 in 2002, and $10,991,599 in 2001. Rental revenues exclude intercompany rents of $449,549 in 2003, $461,818 in 2002, and $388,960 in 2001, which amounts were received from the Company’s other segments. Revenues from sales of real estate were $859,561 in 2003, resulting from the sale of an outparcel in Jackson, Michigan, and an outparcel and an anchor store pad in Davenport, Iowa, and $465,000 in 2002, resulting from the sale of an outlot in North Ft. Myers, Florida. There were no sales of real estate in 2001. The Company reviews its real estate portfolio on an ongoing basis, and places a property on the market for sale when it believes it is in its best interests to do so. In addition, a property may be marketed in one fiscal year, but a potential sale may not close until a subsequent year, due to market conditions or individually negotiated contract terms. Sales of real estate, which may have a material impact on the Company’s net earnings, do not occur every year, and the Company cannot predict the timing of any such sales.

(3)	The Energy Management Segment was formed in May 2001.

COST AND EXPENSES: APPLICABLE TO REVENUES

As a percentage of total segment revenues (See Chart A), the applicable total segment costs and expenses (See Chart B) of $65,881,110 for 2003, $106,619,741 for 2002, and $138,365,211 for 2001, were 89%, 92%, and 91%, respectively.

■ ABRAMS 2003  11

COSTS AND EXPENSES:APPLICABLE TO REVENUES FROM CONTINUING OPERATIONS SUMMARY BY SEGMENT

CHART B

(Dollars in Thousands)

				Percent of
				Segment Revenues
		Years Ended		For Years Ended
		April 30,		April 30,

	2003	2002	2001	2003	2002	2001

Construction (1)	$57,279	$97,150	$131,821	96	96	93
Real Estate (2)	7,029	7,710	6,544	61	66	60
Energy Management (3)	1,573	1,760	—	54	59	—

Total	$65,881	$106,620	$138,365	89	92	91

NOTES:

(1)	The increase in the percentage of costs and expenses applicable to revenues from continuing operations for 2002 compared to 2001 is primarily attributable to an oversupply of contractors that began in 2002 in the Company’s marketplace, and the resulting competitive pressure on margins, which are the result of a weakness in capital spending in the retail industry. The Company also has exposure to increased costs for many reasons beyond its immediate control, including, but not limited to, unexpected costs, delays due to weather, or an individual customer’s scheduling adjustments. Therefore, the Company cannot predict whether or how long the percentages reflected above will continue at the current levels.

(2)	The decrease in the dollar amount and percentage of costs and expenses applicable to revenues from continuing operations for 2003 compared to 2002 is primarily attributable to: (a) lower cost of real estate sold of approximately $110,000; (b) a decrease in lease costs of approximately $380,000 due to the cancellation of Kmart subleases; (c) a decrease in depreciation expense of approximately $217,000; and (d) a decrease in management fees of approximately $217,000 paid to an outside asset manager that only served for a partial year in 2003; offset by (e) an increase in common area operating expenses of approximately $233,000, primarily due to parking lot repairs. The increase in the dollar amount and percentage of costs and expenses applicable to revenues from continuing operations for 2002 compared to 2001 is primarily attributable to: (a) the cost of real estate sold in 2002 of approximately $406,000; (b) an increase in management fees of approximately $283,000 paid to an outside asset manager that only served for a partial year in 2001; and (c) an increase in depreciation expense of approximately $116,000 on the Company’s North Ft. Myers, Florida, shopping center, which was not depreciated during the fourth quarter of 2001 as it was held for sale. During the fourth quarter of 2002, the center was removed from the market and reclassified to income-producing property, resulting in recapture of the depreciation not taken in 2001.

(3)	The decrease in the dollar amount and percentage of costs and expenses applicable to revenues for 2003 compared to 2002 is primarily a result of a change in the mix of services and products sold. The Energy Management Segment was formed in May 2001.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

For the years 2003, 2002, and 2001, selling, general and administrative expenses (See Chart C) were $8,046,676, $7,540,071, and $9,857,847, respectively. As a percentage of consolidated revenues from continuing operations, these expenses were 11%, 7%, and 6% in 2003, 2002, and 2001, respectively. In reviewing Chart C, the reader should recognize that the volume of revenues generally affects these amounts and percentages. The percentages in Chart C are based on expenses as they relate to segment revenues in Chart A, with the exception that parent expenses and total expenses relate to consolidated revenues.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES FROM CONTINUING OPERATIONS SUMMARY BY SEGMENT

CHART C

(Dollars in Thousands)

				Percent of
				Segment Revenues
		Years Ended		For Years Ended
		April 30,		April 30,

	2003	2002	2001	2003	2002	2001

Construction (1)	$2,426	$3,092	$6,054	4	3	4
Real Estate (2)	844	497	1,096	7	4	10
Energy Management (3)	1,795	1,360	—	62	45	—
Parent (4)	2,982	2,591	2,708	4	2	2

Total	$8,047	$7,540	$9,858	11	7	6

■ ABRAMS 2003  12

NOTES:

(1)	On a dollar basis, selling, general and administrative expenses were lower for 2003 compared to 2002, due to: (a) a $450,000 reduction in an allowance for doubtful accounts reserve for a receivable from Montgomery Ward & Company; and (b) a reduction in personnel and incentive compensation costs of approximately $278,000; offset by (c) an increase in information technology costs of approximately $122,000. On a dollar basis comparison, the decrease in expenses in 2002 compared to 2001 was primarily due to: (a) a decrease in incentive compensation costs of approximately $1,598,000, which are based on segment earnings; (b) a decrease in the number of personnel; and (c) the expense charge in 2001 of approximately $918,000 for an allowance for doubtful accounts reserve related to a receivable from Montgomery Ward, which had filed for bankruptcy protection.

(2)	On a dollar and percentage basis, selling, general and administrative expenses were higher for 2003 compared to 2002, primarily due to (a) increased legal and professional fees of approximately $201,000 largely attributable to: Kmart’s bankruptcy; a legal dispute with the Company’s former asset manager; and the employment of an outside consultant to assist in asset management; and (b) increased personnel and staffing costs of approximately $149,000 due to the Company’s reversion to internal asset management. On a dollar and percentage basis comparison, the decrease in expenses in 2002 as compared to 2001 resulted primarily from a decrease in personnel costs in connection with the Company’s outsourcing of its asset management activities, which began in January 2001.

(3)	On a dollar and percentage basis, selling, general and administrative expenses were higher for 2003 compared to 2002, primarily due to an increase in the number of personnel and other personnel costs and consulting fees. The Energy Management Segment was formed in May 2001.

(4)	On a dollar and percentage basis, selling, general and administrative expenses were higher for 2003 compared to 2002, primarily due to the accrual of an expense of $484,000 related to a retirement agreement, which replaced a previous employment agreement of a former officer and director of the Company. See Note 17 to the consolidated financial statements.

INTEREST COSTS

Most of the interest costs expensed of $2,967,042, $3,227,253, and $3,866,644, in 2003, 2002, and 2001, respectively, is related to debt on real estate. Interest costs decreased in 2003 and 2002 primarily due to a decrease in interest rates on the Company’s variable rate debt. There was no capitalized interest in any of the years presented.

FINANCIAL CONDITION AND CHANGES IN FINANCIAL CONDITION

Assets of discontinued operations decreased by $12,423,795 in 2003, due to the sale in June 2002 of the Company’s shopping center located in Englewood, Florida. See “ITEM 2. PROPERTIES.”

Current maturities of long-term debt decreased by $70,462, and mortgage notes payable increased by $3,715,022, primarily due to the refinancing of the corporate headquarters building in Atlanta, Georgia. The prior acquisition and construction loan in the amount of $4,279,361 was previously classified as other long- term debt, and $317,322 was included in current maturities of long-term debt at April 30, 2002.

Liabilities of discontinued operations decreased by $11,977,452, primarily due to the repayment of the debt upon the Company’s sale of the shopping center located in Englewood, Florida.

LIQUIDITY AND CAPITAL RESOURCES

Except for certain real estate construction loans and occasional short-term operating loans, the Company has been able to finance its working capital needs through funds generated internally. If adequate funds are not generated through normal operations or the sale of income producing properties, the Company has available bank lines of credit. See Note 8 to the consolidated financial statements. Working capital was $7,638,091 at April 30, 2003, compared to $9,875,096 at April 30, 2002. Operating activities used cash of $1,816,199, which primarily consisted of a decrease in trade and subcontractors payable. Investing activities provided cash of $200,237. Financing activities used cash of $2,204,904, primarily for scheduled principal payments of mortgage notes and other long-term debt. Discontinued operations provided cash of $1,067,300, primarily from the sale of the Company’s shopping center located in Englewood, Florida.

     In 1992, the Company secured a construction loan for the property in North Ft. Myers, Florida, from SunTrust Bank. The original term of the construction financing was five years, and the loan most recently was extended to August 2004, in accordance with the loan agreement, as amended. The loan carries a floating interest rate of prime plus .375%. As of April 30, 2003, the principal amount outstanding was $11,351,353. The Company is currently considering selling the property. Although the Company has regularly received extensions on the SunTrust loan, there can be no assurance it will be able to continue to do so; and, there can be no assurance that sufficient proceeds from any sale or refinancing of the property would be available to pay off the loan on or before its maturity.

     In 1997, the Company obtained a permanent mortgage loan of $3,500,000 on its shopping center in Jackson, Michigan. The loan had an original term of 22 years and bears interest at 8.625%. Certain provisions of the loan, as most recently amended in April 2003, require the establishment of a $500,000 letter of credit, which is to be used to pay down the loan in October 2003 if certain leasing requirements are not met. As these requirements had not yet been met as of April 30, 2003, the Company has classified $500,000 as current maturities of long-term debt.

     In 1999, in connection with the financing of the purchase of the Company’s shopping center in Jacksonville, Florida, the Company obtained a permanent mortgage loan in the amount of $9,500,000, which is secured by the center. The loan bears interest at 7.375% and is scheduled to be fully amortized over twenty years. The loan matures in 2019, but the lender has the right to call the loan at any time after September 1, 2002, upon thirteen months notice. If the loan were called, the Company would have up to thirteen months to repay the principal amount of the loan without penalty, by selling or refinancing the loan on the shopping center. There can be no assurance that the property could be refinanced or sold, and that sufficient proceeds would be realized during the time allowed to pay off this loan. However, the Company’s liability for repayment is limited to its interest in the center. In conjunction with the loan, an Additional

■ ABRAMS 2003 13

Interest Agreement was executed, which entitles the lender to be paid additional interest equal to fifty percent of the quarterly net cash flow and fifty percent of the appreciation in the property upon sale or refinance. The liability related to the lender’s fifty percent share of the appreciation in the property was $2,721,448 at April 30, 2003. The mortgage debt and related unamortized loan discount was $8,600,058 and $1,732,647, respectively, at April 30, 2003.

     In October 1999, the Georgia World Congress Center Authority acquired the Company’s former wood manufacturing facility located in Atlanta, Georgia, for approximately $4.5 million. For income tax purposes, the company treated this transaction as an involuntary conversion under Section 1033 of the Internal Revenue Code, which allows for the tax deferral on the gain if the Company acquires a qualified replacement property by April 30, 2004. The Company intends to acquire such property, primarily through the use of debt financing, by April 30, 2004. There can be no assurance, however, that such acquisition will take place. If a qualified replacement property were not acquired by April 30, 2004, the Company would be required to pay the deferred taxes of approximately $1.15 million, which are classified as a long-term liability on the Company’s consolidated balance sheets at April 30, 2003, and April 30, 2002.

     In fiscal 2000, the Company’s Board of Directors authorized the repurchase of up to 200,000 shares of Common Stock during the twelve-month period beginning February 25, 2000, and ending February 24, 2001. In February 2001, 2002, and 2003, the Company’s Board authorized additional repurchases of up to 200,000 shares of the Company Stock in each of the subsequent twelve-month periods, the most recent to end on March 4, 2004. Any such purchases, if made, could be in the open market at prevailing prices or in privately negotiated transactions. During fiscal 2003, the Company repurchased a total of 128 shares at a cost of $470. The Company financed the purchases with available cash and expects any future purchases would be made with available cash. The Company did not purchase any shares in the period between May 1, 2003, and June 30, 2003.

     In May 2001, the Company acquired substantially all of the assets of an energy engineering and maintenance management company, Servidyne Systems, Inc., and some intellectual and other intangible property assets of its affiliated company, Servidyne, Incorporated. The Company used available cash to purchase the assets for approximately $3.1 million, including the costs associated with completing the transaction.

     In July 2002, the Company refinanced the loan on its corporate headquarters building in Atlanta, Georgia, which loan had a balance of $4,596,683 as of April 30, 2002. The new permanent loan, in the original principal amount of $4,900,000, bears interest at 7.75%, is due August 2012, and is to be amortized on a twenty-five year schedule. In conjunction with the refinancing of the loan, the Company is required to provide for potential future tenant improvement expenses and lease commissions through additional collateral, in the form of a letter of credit, in the amount of $150,000 for each of the first three loan years, $300,000 during the fourth, fifth, and sixth loan years, and $450,000 during the seventh, eighth, ninth, and tenth loan years. The $150,000 letter of credit is secured by a bank line of credit.

     In April 2003, the Company leased (subject to approval by a co-tenant, which approval has not yet been granted) 8,000 square feet of space in its Jackson, Michigan shopping center. In fiscal 2004, the Company plans to invest approximately $800,000 of its available cash to complete the build-out of this space, and an additional 13,000 square feet of adjacent shop space. The Company also plans to market this center for sale during fiscal 2004.

     Effective April 30, 2003, the Company terminated an employment agreement and entered into a new retirement agreement with a former officer and director of the Company. Beginning May 1, 2003, the new agreement requires the Company to pay a retirement benefit of approximately $87,000 through August 19, 2003, and approximately $100,000 per year thereafter for a term of four years, ending on August 19, 2007. In addition, the Company will also continue to provide medical insurance benefits through the term of the retirement agreement. The new agreement accelerated the exercise date of the retiree’s stock options and provided that such options expire no later than August 19, 2004. The retirement agreement would terminate early, in the event of the death of the retiree.

     Assuming a discount rate of 5.25%, the Company has accrued the net present value expense of $484,000 related to the retirement agreement, which is included in selling, general and administrative expenses in the accompanying statement of operations for fiscal 2003. As of April 30, 2003, $162,000 is included in accrued expenses and $322,000 is included in other long-term liabilities in the accompanying balance sheet.

     The Company estimates the costs associated with the U.S. Department of Justice investigation described under “ITEM 3. LEGAL PROCEEDINGS,” including the Company’s internal investigation and its ongoing cooperation with the Justice Department, are expected to approximate $750,000 in the current fiscal year ending April 30, 2004. Such cost estimates, however, are particularly difficult to make with any precision, and as a result the actual costs may be lower or higher than this amount.

     The Company’s other commitments primarily include operating leases for its leaseback shopping centers and land leased for future development as described in “ITEM 2. PROPERTIES.” The Company has no long-term commitments to purchase building materials or other supplies.

     The Company anticipates that its equity, potential proceeds from sales of real estate, potential cash flow provided by financing or refinancing of debt, and cash flow generated from operations will, for the foreseeable future, provide adequate liquidity and financial flexibility to meet the Company’s needs to fund working capital, capital expenditures, and investment activities.

     EFFECTS OF INFLATION ON REVENUES AND OPERATING PROFITS

The effects of inflation upon the Company’s operating results are varied. Inflation in recent years has been modest and has had minimal effect on the Company. The Construction Segment subcontracts most of its work at fixed prices, which normally will help that segment protect its profit margin from any erosion due to inflation.

     In the Real Estate Segment, many of the anchor tenant leases are long-term (original terms over 20 years), with fixed rents, except for some leases with contingent rent provisions by which the Company may earn additional rent as a result of increases in tenants’ sales. In many cases, however, the contingent rent provisions permit the anchor tenant to offset against contingent rents any increases in ad valorem taxes over a specified amount. If

■ ABRAMS 2003 14

inflation were to rise, ad valorem taxes would probably increase as well, which, in turn, could cause a decrease in the contingent rents. Furthermore, the Company has certain repair obligations, and the costs of repairs generally increase with inflation.

     The Energy Management Segment generally has contracts that renew on an annual basis. At the time of renewal, contract fees may be adjusted, subject to customer approval. As inflation impacts the Company’s costs, primarily labor, the Company could seek a price increase for its contracts in order to protect its profit margin.

     Inflation causes interest rates to rise, which has a positive effect on investment income, but could have a negative effect on profit margins, because of the increased costs of contracts and the increase in interest expense on variable rate loans. Overall, inflation could tend to limit the Company’s markets, and in turn, could reduce revenues as well as operating profits and earnings.

CRITICAL ACCOUNTING POLICIES

A critical accounting policy is one which is both important to the portrayal of a Company’s financial position and results of operations, and requires the Company to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying consolidated financial statements and related notes. In preparing these financial statements, the Company has made its best estimates and used its best judgments regarding certain amounts included in the financial statements, giving due consideration to materiality. The application of these accounting policies involves the exercise of judgment and the use of assumptions regarding future uncertainties, and as a result, actual results could differ from those estimates. Management believes that the Company’s most critical accounting policies are discussed and described in Note 2 to the consolidated financial statements, and include:

Revenue recognition

Construction revenues are reported on the percentage-of- completion method, using costs incurred to date in relation to estimated total costs of the contracts, to measure the stage of completion. Original contract prices are adjusted for change orders in the amounts that are reasonably estimated based on the Company’s historical experience. The cumulative effects of changes in estimated total contract costs and revenues (change orders) are recorded in the period in which the facts requiring such revisions become known, and are accounted for using the percentage-of- completion method. At the time it is determined that a contract is expected to result in a loss, the entire estimated loss is recorded.

     The Company leases space in its income-producing properties to tenants, and recognizes minimum base rentals as revenue on a straight-line basis over the lease terms. Tenants may also be required to pay additional rental amounts based on property operating expenses. In addition, certain tenants are required to pay incremental rental amounts, which are contingent on their store sales. These percentage rents are recognized only as earned.

     Revenue from the sale of real estate is recognized when all of the following has occurred: (a) the property is transferred to the buyer; (b) the buyer’s initial and continuing investment is adequate to demonstrate a commitment to pay for the property; and (c) the buyer has assumed all future ownership risks of the property. Costs of sales related to real estate are based on the specific property sold. When a portion or unit of a development property is sold, a proportionate share of the total cost of the development is charged to cost of sales.

     Energy management revenues primarily consist of services and product sales. Revenues are recognized as services are rendered, and depending upon the product type and customer agreement, product sales are recognized when products are shipped or delivered.

Income-producing properties and property and equipment

Income-producing properties are stated at cost, and are depreciated for financial reporting purposes using the straight-line method over the estimated useful lives of the assets.

     Property and equipment are recorded at cost, and are depreciated for financial reporting purposes using the straight-line method over the estimated useful lives of the assets. Significant additions that extend asset lives are capitalized. Normal maintenance and repair costs are expensed as incurred.

     Interest and other carrying costs related to real estate assets under construction are capitalized. Costs of development and construction of real estate assets are also capitalized. Capitalization of interest and other carrying costs are discontinued when a project is substantially completed or if active development ceases.

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

New accounting pronouncements

During August 2001, the Financial Accounting Standards Board issued SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS 144 supercedes SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. In addition, SFAS 144 supercedes the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. SFAS 144 addresses the treatment of assets held for sale or to be otherwise disposed of, the evaluation of impairment for long-lived assets, and the reporting of discontinued

■ ABRAMS 2003 15

operations. The provisions of SFAS 144 were effective for financial statements issued for fiscal years beginning after December 15, 2001, and for the Company beginning May 1, 2002. The adoption of SFAS 144 also requires that the gains and losses from the disposition of certain income-producing real estate assets, and the related historical operating results, be reflected as discontinued operations in the statements of operations for all periods presented. Although net earnings is not affected, the Company has reclassified results previously included in continuing operations to discontinued operations for qualifying dispositions under SFAS 144.

     In December 2002, SFAS 148, Accounting for Stock-Based Compensation – Transition and Disclosure, was issued which is an amendment of SFAS 123, Accounting for Stock-Based Compensation. This statement amends SFAS 123 to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of that statement to require prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation. The Company elected to adopt this standard as of January 31, 2003, resulting in additional disclosures related to its stock-based compensation plan.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION AND RISKS

Certain statements contained or incorporated by reference in this Annual Report on Form 10-K, including without limitation, statements containing the words “believes,” “anticipates,” “estimates,” “expects,” “plans,” and words of similar import, are forward-looking statements within the meaning of the federal securities laws. Such forward-looking statements involve known and unknown risks, uncertainties and other matters which may cause the actual results, performance, or achievements of the Company to be materially different from any future results, performance, or uncertainties expressed or implied by such forward-looking statements.

     Factors relating to general global, national, regional, and local economic conditions, including international political stability, national security, employment levels, wage and salary levels, consumer confidence, availability of credit, taxation policies, interest rates, capital spending, and inflation could negatively impact the Company and its customers, suppliers, and sources of capital. Any significant negative impact from these factors could result in material adverse effects on the Company’s results of operations and financial condition.

     The Company is at risk for many other matters beyond its control, including, but not limited to: the possible impact, if any, on revenues due to the possible construction job bidding improprieties described in “ITEM 3. LEGAL PROCEEDINGS;” the ultimate disposition of legal proceedings in which the Company is involved, including the Justice Department’s inquiry into the construction job bidding matter just referred to; the potential loss of significant customers; co-tenancy provisions in anchor tenant leases; the Company’s ability to sell or refinance its real estate; the Company’s ability to acquire a qualified replacement property for tax deferral purposes; the possibility of not achieving projected backlog revenues or not realizing earnings from such revenues; continuing competitive pressures on the availability and pricing of construction projects; the cost and availability of insurance; the ability of the Company to attract and retain key personnel; weather conditions; changes in laws and regulations, including changes in accounting standards, generally accepted accounting principles, and regulatory requirements of the SEC and NASDAQ; overall capital spending trends in the economy; the timing and amount of earnings recognition related to the possible sale of real estate properties held for sale; delays in or cancellations of customers’ orders; the ultimate collectibility of the Company’s receivable from the Montgomery Ward & Company bankruptcy; the ultimate disposition of legal proceedings in which the Company is involved; the availability, timing, and amount of possible refinancings related to real estate properties; the level and volatility of interest rates; the failure of a subcontractor to perform; and the deterioration in the financial stability of an anchor tenant, significant subcontractor or other significant customer.

DISCONTINUED OPERATIONS

As of April 30, 2001, the Company had deferred the $2.76 million gain from discontinued operations that resulted from the eminent domain taking of the Company’s former manufacturing facility in Atlanta, Georgia. The amount of the condemnation award was settled in October 2001, and earnings from discontinued operations for 2002 represent the recognition of the deferred gain related to this transaction.

     On June 28, 2002, the Company sold its shopping center located in Englewood, Florida, and recognized a pre-tax gain of $990,215. As a result of the sale, the Company’s financial statements have been prepared with the property’s assets and liabilities, results of operations, cash flows, and the gain from the sale shown as discontinued operations for all periods presented.

■ ABRAMS 2003 16

ITEM 7A QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s major market risk exposure arises from changes in interest rates and the resulting impact on variable rate debt instruments. In addition, the Company has interest rate risk associated with fixed rate debt. The Company’s objectives in interest rate risk management are to limit the negative impact of interest rates on earnings and cash flows and to lower overall borrowing costs. To achieve its objectives, the Company borrows at fixed rates when it believes it is in its best interests to do so, and may enter into derivative financial instruments, such as interest rate swaps and caps, in order to limit its exposure to interest rate fluctuations. The Company does not enter into derivative or interest rate transactions for speculative purposes. There were no derivative contracts in effect at April 30, 2003, or 2002. The following table summarizes information related to the Company’s market risk sensitive debt instruments as of April 30, 2003:

	Expected Maturity Date
	Fiscal year ending April 30

	(Dollars in Thousands)
								Estimated
						There-		Fair
	2004	2005	2006	2007	2008	after	Total	Value

Fixed rate debt (1)	$1,586	7,475	968	994	6,577	7,202	24,802	26,749

Average interest rate	8.0%	7.5%	8.1%	8.1%	7.5%	8.2%	–	–

Variable rate debt (2)	$1,044	10,307	–	–	–	–	11,351	11,351

(1)	Amount for 2005 includes approximately $6.9 million, net of loan discount of approximately $1.7 million, of debt on the shopping center in Jacksonville, Florida, which loan is not scheduled to mature until 2019, but may be called at any time after September 2002, for repayment thirteen months after such call date. See “ITEM 7. LIQUIDITY AND CAPITAL RESOURCES.”

(2)	Interest on variable rate debt is based on the lender’s prime rate plus .375%.

ITEM 8 FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Independent Auditors’ Report and Report of Independent Accountants	page 18
Consolidated Balance Sheets - April 30, 2003, and 2002	page 19
Consolidated Statements of Operations - For the years ended April 30, 2003, 2002, and 2001	page 20
Consolidated Statements of Shareholders’ Equity - For the years ended April 30, 2003, 2002, and 2001	page 21
Consolidated Statements of Cash Flows - For the years ended April 30, 2003, 2002, and 2001	page 22
Notes to Consolidated Financial Statements - For the years ended April 30, 2003, 2002, and 2001	page 23

Schedules:
Schedule Number
II Valuation and Qualifying Accounts	page 35
III Real Estate and Accumulated Depreciation	page 36

■ ABRAMS 2003 17

INDEPENDENT AUDITORS’ REPORT

The Board of Directors and Shareholders
Abrams Industries, Inc.:

We have audited the accompanying consolidated balance sheets of Abrams Industries, Inc. and subsidiaries (the “Company”) as of April 30, 2003 and 2002, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the years then ended. Our audits also included the financial statement schedules for 2003 and 2002 listed in the Index at Item 8. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Abrams Industries, Inc. and subsidiaries as of April 30, 2003 and 2002, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules for 2003 and 2002, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth herein.

As discussed in Note 3 to the consolidated financial statements, effective May 1, 2002, the Company changed its method of accounting for discontinued operations to conform to the Statement of Financial Accounting Standards No. 144 and retroactively restated the 2002 and 2001 financial statements for the change.

Atlanta, Georgia
July 21, 2003

REPORT OF INDEPENDENT ACCOUNTANTS

To The Board of Directors and Shareholders
Abrams Industries, Inc.:

In our opinion, the consolidated statement of operations, shareholders’ equity and cash flows for the year ended April 30, 2001, present fairly, in all material respects, the results of operations and cash flows of Abrams Industries, Inc. and its subsidiaries for the year ended April 30, 2001, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules as of April 30, 2001, present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements for the year ended April 30, 2001. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion. We have not audited the consolidated financial statements of Abrams Industries, Inc. for any period subsequent to April 30, 2001.

Atlanta, Georgia
May 23, 2001

■ ABRAMS 2003 18

CONSOLIDATED BALANCE SHEETS

	April 30,

	2003	2002

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$5,157,639	$7,911,205
Receivables:
Trade accounts and notes, net of allowance for doubtful accounts of $44,751 in 2003 and $113,566 in 2002	1,178,382	754,990
Contracts, net of allowance for doubtful accounts of $447,294 in 2003 and $917,894 in 2002, including retained amounts of $3,096,192 and $4,630,398 in 2003 and 2002, respectively (Note 4)	11,231,854	11,191,925
Assets of discontinued operations (Note 3)	102,146	12,525,941
Costs and earnings in excess of billings (Note 4)	503,113	682,162
Income tax receivable	171,907	843,486
Deferred income taxes (Note 9)	610,980	864,036
Other	554,396	686,842

Total current assets	19,510,417	35,460,587

INCOME-PRODUCING PROPERTIES, net (Notes 5 and 7)	43,179,037	44,545,585
PROPERTY AND EQUIPMENT, net (Note 6)	471,813	642,710
OTHER ASSETS:
Real estate held for future development or sale	3,952,812	4,211,073
Intangible assets, net (Note 15)	2,335,827	2,416,887
Goodwill (Note 15)	1,741,831	1,741,831
Other	2,605,361	2,765,696

	$73,797,098	$91,784,369

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Trade and subcontractors payables, including retained amounts of $1,064,989 and $1,776,684 in 2003 and 2002, respectively	$6,163,796	$8,028,199
Accrued expenses	1,831,990	1,637,525
Billings in excess of costs and earnings (Note 4)	682,674	677,987
Liabilities of discontinued operations (Note 3)	563,584	12,541,036
Current maturities of long-term debt	2,630,282	2,700,744

Total current liabilities	11,872,326	25,585,491

DEFERRED INCOME TAXES (Note 9)	2,772,132	4,359,894
OTHER LIABILITIES	4,371,374	3,896,616
MORTGAGE NOTES PAYABLE, LESS CURRENT MATURITIES (Note 7)	23,216,407	19,501,385
OTHER LONG-TERM DEBT, less current maturities (Note 8)	10,306,907	15,662,107

Total liabilities	52,539,146	69,005,493

COMMITMENTS AND CONTINGENCIES (Notes 7, 8 and 17)
SHAREHOLDERS’ EQUITY (Note 11):
Common stock, $1 par value; 5,000,000 shares authorized; 3,060,239 issued and 2,914,351 outstanding in 2003, 3,054,439 issued and 2,909,079 outstanding in 2002	3,060,239	3,054,439
Additional paid-in capital	2,153,505	2,135,005
Deferred stock compensation	(16,598)	(12,744)
Retained earnings	16,734,753	18,273,853
Treasury stock, common shares, 145,888 in 2003 and 145,360 in 2002	(673,947)	(671,677)

Total shareholders’ equity	21,257,952	22,778,876

	$73,797,098	$91,784,369

See accompanying notes to consolidated financial statements.

■ ABRAMS 2003 19

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended April 30,

	2003	2002	2001

REVENUES:
Construction	$59,527,859	$100,687,872	$141,118,311
Rental income	10,727,247	11,218,516	10,991,599
Real estate sales	859,561	465,000	—
Energy management	2,900,191	2,994,879	—
Interest	55,317	171,137	461,493
Other	65,172	90,418	51,030

	74,135,347	115,627,822	152,622,433

COSTS AND EXPENSES:
Construction	57,278,712	97,149,635	131,821,216
Rental property operating expenses,excluding interest	6,733,159	7,304,452	6,543,995
Cost of real estate sold	295,813	405,647	—
Energy management	1,573,426	1,760,007	—

	65,881,110	106,619,741	138,365,211

Selling, general and administrative	8,046,676	7,540,071	9,857,847
Interest costs incurred	2,967,042	3,227,253	3,866,644

	76,894,828	117,387,065	152,089,702

(LOSS) EARNINGS BEFORE INCOME TAXES FROM CONTINUING OPERATIONS	(2,759,481)	(1,759,243)	532,731

INCOME TAX (BENEFIT) EXPENSE (Note 9):
Current	(171,907)	(605,773)	412,198
Deferred	(893,093)	(100,199)	(201,533)

	(1,065,000)	(705,972)	210,665

(LOSS) EARNINGS FROM CONTINUING OPERATIONS	(1,694,481)	(1,053,271)	322,066

DISCONTINUED OPERATIONS (Note 3):
Earnings from discontinued operations, adjusted for applicable income tax expense of $3,413 in 2003, $89,729 in 2002, and $218,048 in 2001	2,970	144,296	354,106
Gain on sale of assets of discontinued operations, adjusted for applicable income tax expense of $372,228 in 2003, $1,056,000 in 2002, and $0 in 2001	617,987	1,720,749	—

EARNINGS FROM DISCONTINUED OPERATIONS	620,957	1,865,045	354,106

NET (LOSS) EARNINGS	$(1,073,524)	$811,774	$676,172

NET (LOSS) EARNINGS PER SHARE (Note 12):
From continuing operations - basic and diluted	$(.58)	$(.36)	$.11
From discontinued operations - basic and diluted	.21	.64	.12

Net (loss) earnings per share - basic and diluted	$(.37)	$.28	$.23

See accompanying notes to consolidated financial statements.

■ ABRAMS 2003 20

CONSOLIDATED STATEMENTS OF SHAREHOLDER’S EQUITY

	Common Stock		Additional	Deferred
			Paid-in	Stock	Retained	Treasury
	Shares	Amount	Capital	Compensation	Earnings	Stock	Total

BALANCES at April 30, 2000	3,014,039	$3,014,039	$2,019,690	$—	$17,724,960	$(412,551)	$22,346,138
Net earnings	—	—	—	—	676,172	—	676,172
Common stock acquired	—	—	—	—	—	(76,080)	(76,080)
Common stock issued	27,000	27,000	77,625	(104,625)	—	—	—
Stock compensation expense	—	—	—	29,531	—	—	29,531
Cash dividends declared - $.16 per share	—	—	—	—	(470,218)	—	(470,218)

BALANCES at April 30, 2001	3,041,039	3,041,039	2,097,315	(75,094)	17,930,914	(488,631)	22,505,543
Net earnings	—	—	—	—	811,774	—	811,774
Common stock acquired	—	—	—	—	—	(183,046)	(183,046)
Common stock issued	13,400	13,400	37,690	(51,090)	—	—	—
Stock compensation expense	—	—	—	113,440	—	—	113,440
Cash dividends declared - $.16 per share	—	—	—	—	(468,835)	—	(468,835)

BALANCES at April 30, 2002	3,054,439	3,054,439	2,135,005	(12,744)	18,273,853	(671,677)	22,778,876
Net loss	—	—	—	—	(1,073,524)	—	(1,073,524)
Common stock acquired	—	—	—	—		(2,270)	(2,270)
Common stock issued	5,800	5,800	18,500	(24,300)	—	—	—
Stock compensation expense	—	—	—	20,446	—	—	20,446
Cash dividends declared - $.16 per share	—	—	—	—	(465,576)	—	(465,576)

BALANCES at April 30, 2003	3,060,239	$3,060,239	$2,153,505	$(16,598)	$16,734,753	$(673,947)	$21,257,952

See accompanying notes to consolidated financial statements.

■ ABRAMS 2003 21

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended April 30,

	2003	2002	2001

Cash flows from operating activities:
Net (loss) earnings	$(1,073,524)	$811,774	$676,172
Adjustments to reconcile net (loss) earnings to net cash (used in) provided by operating activities:
Income from discontinued operations, net of tax	(620,957)	(1,865,045)	(354,106)
Depreciation and amortization	2,326,517	3,164,886	2,495,327
Deferred tax benefit	(1,334,706)	(1,062,587)	(176,897)
Provision for doubtful accounts	(539,415)	69,999	936,684
Gain on sale of real estate	(563,748)	(59,353)	—
Changes in assets and liabilities:
Receivables, net	737,490	2,431,245	4,512,394
Costs and earnings in excess of billings	179,049	801,033	835,907
Other current assets	132,446	108,244	(246,959)
Other assets	156,335	421,256	(115,120)
Trade and subcontractors payable	(1,864,403)	(764,797)	(4,569,982)
Accrued expenses	169,272	(1,357,839)	(1,682,467)
Accrued profit-sharing	—	(1,277,917)	(51,129)
Billings in excess of costs and earnings	4,687	(828,779)	217,652
Other liabilities	474,758	(73,271)	(66,620)

Net cash (used in) provided by operating activities	(1,816,199)	518,849	2,410,856

Cash flows from investing activities:
Proceeds from sales of real estate and property and equipment	847,203	407,837	—
Additions to intangible assets	(283,552)	—	—
Additions to income-producing properties, net	(260,522)	(339,207)	—
Additions to property, equipment, and other, net	(113,075)	(512,056)	(437,412)
Acquisition, net of cash acquired	—	(2,971,663)	—
Repayments received on notes receivable	10,183	94,096	127,510

Net cash provided by (used in) investing activities	200,237	(3,320,993)	(309,902)

Cash flows from financing activities:
Debt proceeds	4,900,000	—	—
Debt repayments	(6,529,270)	(2,056,947)	(1,317,391)
Deferred loan costs paid	(107,788)	(5,000)	(5,000)
Repurchase of common stock	(2,270)	(183,046)	(76,080)
Cash dividends	(465,576)	(468,835)	(470,218)

Net cash used in financing activities	(2,204,904)	(2,713,828)	(1,868,689)

Cash flows from discontinued operations:
Operating activities	(215,901)	1,978,427	3,947,511
Mortgage payoff	(12,206,700)	—	—
Proceeds from sale of property, net of costs of sale	13,489,901	—	—

Net cash provided by discontinued operations	1,067,300	1,978,427	3,947,511

Net (decrease) increase in cash and cash equivalents	(2,753,566)	(3,537,545)	4,179,776
Cash and cash equivalents at beginning of year	7,911,205	11,448,750	7,268,974

Cash and cash equivalents at end of year	$5,157,639	$7,911,205	$11,448,750

Supplemental disclosure of noncash investing activities:
Transfer of income-producing property to property held for sale	$—	$—	$31,896,809
Transfer of real estate held for future development or sale to property held for sale	$—	$12,522,944	$—
Transfer of property to real estate held for future development or sale	$—	$321,710	$—
Transfer of property held for sale to income-producing property	$—	$19,362,643	$—
Supplemental disclosure of noncash financing activities:
Issuance of common stock under Stock Award Plan	$24,300	$51,090	$104,625
Supplemental schedule of cash flow information:
Cash paid during the year for interest	$2,678,985	$4,092,065	$4,781,850
Cash (refunded) paid during the year for income taxes, net	$(351,871)	$202,716	$249,811

See accompanying notes to consolidated financial statements.

■ ABRAMS 2003 22

Notes to Consolidated Financial Statements

APRIL 30, 2003, 2002, AND 2001

1 ORGANIZATION AND BUSINESS

Abrams Industries, Inc. and subsidiaries (the “Company”) was organized under Delaware law in 1960. In 1984, the Company changed its state of incorporation from Delaware to Georgia. The Company engages in (i) commercial construction (ii) real estate investment and development, and (iii) energy management. The Company’s wholly owned subsidiaries include Abrams Construction, Inc., the “Construction Segment;” Abrams Properties, Inc. and subsidiaries, and AFC Real Estate, Inc., the “Real Estate Segment;” and Abrams Power, Inc. and its subsidiary, Servidyne Systems, LLC, the “Energy Management Segment.” Previously the Company engaged in the property management of its real estate. In fiscal year 2001, the Company outsourced all of the asset and property management duties for the Company’s properties owned or controlled by the Real Estate Segment to third parties. In fiscal 2003, the Company brought back in house the asset management responsibilities and the property management of one owned shopping center and all of the leaseback centers.

2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)  Principles of consolidation and basis of presentation
 The consolidated financial statements include the accounts of Abrams Industries, Inc., its wholly owned subsidiaries, and its 80% investment in Abrams-Columbus Limited Partnership. All significant intercompany balances and transactions have been eliminated in consolidation.

(b)  Use of estimates
 The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.

(c)  Revenue recognition
 Construction revenues are reported on the percentage-of-completion method, using costs incurred to date in relation to estimated total costs of the contracts, to measure the stage of completion. Original contract prices are adjusted for change orders in the amounts that are reasonably estimated based on the Company’s historical experience. The cumulative effects of changes in estimated total contract costs and revenues (change orders) are recorded in the period in which the facts requiring such revisions become known, and are accounted for using the percentage-of-completion method. At the time it is determined that a contract is expected to result in a loss, the entire estimated loss is recorded.

The Company leases space in its income-producing properties to tenants, and recognizes minimum base rentals as revenue on a straight-line basis over the lease terms. Tenants may also be required to pay additional rental amounts based on property operating expenses. In addition, certain tenants are required to pay incremental rental amounts, which are contingent on their store sales. These percentage rents are recognized only as earned.

Revenue from the sale of real estate is recognized when all of the following has occurred: (a) the property is transferred to the buyer; (b) the buyer’s initial and continuing investment is adequate to demonstrate a commitment to pay for the property; and (c) the buyer has assumed all future ownership risks of the property. Costs of sales related to real estate are based on the specific property sold. When a portion or unit of a development property is sold, a proportionate share of the total cost of the development is charged to cost of sales.

Energy management revenues primarily consist of services and product sales. Revenues are recognized as services are rendered, and depending upon the product type and customer agreement, product sales are recognized when products are shipped or delivered.

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

Property and equipment are recorded at cost, and are depreciated for financial reporting purposes using the straight- line method over the estimated useful lives of the assets. Significant additions, which extend asset lives, are capitalized. Normal maintenance and repair costs are expensed as incurred.

Interest and other carrying costs related to real estate assets under construction are capitalized. Costs of development and construction of real estate assets are also capitalized. Capitalization of interest and other carrying costs are discontinued when a project is substantially completed or if active development ceases.

(g)  Real estate held for future development or sale
 Real estate held for future development or sale is carried at the lower of cost or fair value less costs to sell.

(h)  Deferred loan costs
 Costs incurred to obtain loans have been deferred and are being amortized over the terms of the related loans.

(i)  Impairment of long-lived assets, including goodwill, and assets to be disposed of
 The Company reviews its long-lived assets and certain intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is

■ ABRAMS 2003 23

measured by a comparison of the carrying amount of the asset to future net cash flows expected to be generated by the asset. If an asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the asset’s fair value. Assets to be disposed of are reported at the lower of their carrying amount or fair value less cost to sell.

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

(k)  Fair value of financial instruments
 Management believes that the carrying amounts of cash and cash equivalents, receivables, other assets, accounts payable, accrued expenses, and current portion of debt instruments are reasonable approximations of their fair value, because of the short-term nature of these instruments.

The fair value of the Company’s noncurrent portions of debt instruments is estimated by discounting the future cash flows of each instrument at rates currently offered to the Company by the Company’s bankers for similar debt instruments of comparable maturities. Based on this valuation methodology, management believes that the carrying amount of the noncurrent portions of debt instruments is a reasonable estimation of their fair value.

(l)  Intangible assets
 Intangible assets primarily consist of a trademark, computer software, computer-based work management products, lease costs, and deferred loan costs. The trademark is an unamortized intangible as it has an indefinite life. However, the computer software, computer-based work management products, lease costs, and deferred loan costs are amortized using the straight-line method over the following estimated useful lives:

Computer software	3 years
Proprietary customer software solutions	4-5 years
Lease costs	Over the term of the lease
Loan costs	Over the term of the loan

(m)  Derivative instruments and hedging activities
 The Company accounts for derivative and hedging activities in accordance with Statement of Financial Accounting Standards (“SFAS”) 133, Accounting for Derivative Instruments and Hedging Activities, as amended. Under SFAS 133, derivative instruments are recognized in the balance sheet at fair value, and changes in the fair value of such instruments are recognized currently in earnings unless specific hedge accounting criteria are met. At April 30, 2003, and 2002, the Company had no derivative instruments.

(n)  Stock Compensation
 In December 2002, SFAS 148, Accounting for Stock-Based Compensation — Transition and Disclosure, was issued which is an amendment of SFAS 123, Accounting for Stock-Based Compensation. This statement amends SFAS 123 to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of that statement to require prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation. The Company elected to adopt this standard as of January 31, 2003, resulting in additional disclosures related to its stock-based compensation plan.

For purposes of the pro forma disclosures required by SFAS 123, the Company has computed the value of all stock and stock option awards granted during fiscal 2003 and 2002 using the Black-Scholes option pricing model. The weighted average fair value of options granted is $1.18 and $1.05, for 2003 and 2002, respectively. The fair value of each option grant as of the date of grant has been estimated using the Black-Scholes option pricing model, with the following weighted average assumptions for grants in 2003 and 2002, respectively: risk- free interest rates of 3.22% and 4.65%, and 4.93%; expected lives of 5 and 10 years, and 5 years; dividend yields of 3.68% and 4.16%; and expected volatility of 33% and 42%.

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

■ ABRAMS 2003 24

If the Company had accounted for its stock-based compensation awards in accordance with SFAS 123, pro forma results would have been as follows for the years ended April 30:

	2003	2002	2001

Net (loss) earnings, as reported	$(1,073,524)	$811,774	$676,172
Deduct: Total stock-based compensation expense as determined under fair value based method for all awards, net of related tax effects	(198,756)	(46,869)	—

Pro forma net (loss) earnings	$(1,272,280)	$764,905	$676,172

Net (loss) earnings per share:
Basic and diluted - as reported	$(.37)	$.28	$.23
Basic and diluted - pro forma	$(.44)	$.26	$.23

(o)  Reclassifications
 Certain reclassifications have been made to the 2002 and 2001 consolidated financial statements to conform to classifications adopted in 2003.

3 DISCONTINUED OPERATIONS

Effective May 1, 2002, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which requires, among other things, that the operating results of certain income-producing assets, sold subsequent to April 30, 2002, be included in discontinued operations in the statements of operations for all periods presented. On June 28, 2002, the Company sold its shopping center located in Englewood, Florida, and recognized a pre-tax gain of $990,215. As a result of the sale, the Company’s financial statements have been prepared with the property’s assets and liabilities, results of operations, cash flows, and the gain from the sale shown as discontinued operations. In June 1999, the Company received notice from the Georgia State Properties Commission that the Georgia World Congress Center Authority had made the determination to acquire the Company’s former manufacturing segment’s wood manufacturing facility in Atlanta, Georgia. In October 1999, a Special Master appointed by the court awarded the Company $4.5 million for the property, which was paid to the manufacturing segment. Both the State and the Company appealed the award amount. During the year ended April 30, 2002, the Company reached a settlement with the State and recognized an after-tax gain of $1,720,749 on the transaction. All historical statements have been restated in accordance with SFAS 144. Summarized financial information for discontinued operations for the fiscal years ended April 30 is as follows:

	2003	2002	2001

Revenues	$289,173	$1,969,865	$2,508,496
Operating expenses, including amortization and interest	282,790	1,735,840	1,936,342

	$6,383	$234,025	$572,154

	Balances at

	April 30, 2003	April 30, 2002

Assets of discontinued operations:
Property held for sale	$—	$12,502,037
Receivables	57,020	16,713
Other	45,126	7,191

	$102,146	$12,525,941

	Balances at

	April 30, 2003	April 30, 2002

Liabilities of discontinued operations:
Mortgage debt	$—	$12,206,700
Accounts payable	—	10,764
Income taxes	476,635	242,091
Accrued expenses	86,949	81,481

	$563,584	$12,541,036

■ ABRAMS 2002 25

4 CONTRACTS IN PROGRESS

Assets and liabilities related to contracts in progress, including contracts receivable, are included in current assets and current liabilities, as they will be liquidated in the normal course of contract completion, which is expected to occur within one year. Amounts billed and costs and earnings recognized on contracts in progress at April 30 were:

	2003	2002

Costs and earnings in excess of billings:
Accumulated costs and earnings	$16,324,508	$26,769,091
Amounts billed	15,821,395	26,086,929

	$503,113	$682,162

Billings in excess of costs and earnings:
Amounts billed	$17,349,809	$37,142,812
Accumulated costs and earnings	16,667,135	36,464,825

	$682,674	$677,987

5 INCOME-PRODUCING PROPERTIES

Income-producing properties and their estimated useful lives at April 30 were as follows:

	Estimated
	useful lives	2003	2002

Land		$13,777,053	$13,777,053
Buildings and improvements	7-39 years	46,294,096	46,060,629

		60,071,149	59,837,682
Less - accumulated depreciation and amortization		16,892,112	15,292,097

		$43,179,037	$44,545,585

Depreciation expense for the years ended April 30, 2003, 2002, and 2001, was $1,619,116, $1,808,125, and $1,445,733, respectively.

6 PROPERTY AND EQUIPMENT

The major components of property and equipment and their estimated useful lives at April 30 were as follows:

	Estimated
	useful lives	2003	2002

Building improvements	3-39 years	$309,460	$309,460
Vehicles and equipment	3-10 years	1,654,701	1,771,733

		1,964,161	2,081,193
Less - accumulated depreciation		1,492,348	1,438,483

		$471,813	$642,710

Depreciation expense for the years ended April 30, 2003, 2002, and 2001, was $269,026, $366,739, and $425,235, respectively.

7 LEASES AND MORTGAGE NOTES PAYABLE

As of April 30, 2003, the Company owned six shopping centers, an office park, an office building and a former manufacturing facility. Of the owned properties, four of the six shopping centers and both office properties were pledged as collateral on related mortgage notes payable. Exculpatory provisions of the mortgage notes limit the Company’s liability for repayment to its interest in the respective mortgaged properties. The Company also leases seven shopping centers under leaseback arrangements expiring on various dates between fiscal years 2004 to 2014. The Company’s leases contain exculpatory provisions that limit the Company’s liability for payment to its interest in the respective leases.

All of the leaseback centers are subleased to the Kmart Corporation. As of April 30, 2003, Kmart was also a tenant in three of the six Company-owned shopping centers. The owned shopping centers are leased to tenants for terms expiring on various dates from fiscal 2004 to 2021, while leases on the office properties expire from fiscal years 2004 to 2012. Subleases on the leaseback centers either are the same as, or may be extended to correspond to, the leaseback periods. All leases are operating leases. The shopping center leases typically require that the tenants make fixed rental payments over a five to twenty-five year period, and may provide for renewal options and for contingent rentals, if the tenant’s sales volume exceeds a predetermined amount. In some cases, the shopping center leases provide that the tenant bear the cost of insurance, repairs, maintenance, and taxes. Base rental revenue recognized from owned shopping centers and office properties in 2003, 2002, and 2001, was approximately $7,268,000, $7,347,000, and $7,320,000, respectively. Base rental revenue recognized from leaseback centers in 2003, 2002, and 2001, was approximately $2,031,000, $2,497,000, and $2,620,000, respectively. Contingent rental revenue on all centers in 2003, 2002, and 2001, was approximately $186,000, $174,000, and $161,000, respectively.

■ ABRAMS 2003 26

Approximate future minimum annual rental receipts from all rental properties are as follows:

Year ending April 30,	Owned	Leaseback

2004	$6,843,000	$2,032,000
2005	6,108,000	1,800,000
2006	5,580,000	1,476,000
2007	5,056,000	888,000
2008	4,602,000	618,000
Thereafter	23,489,000	1,846,000

	$51,678,000	$8,660,000

The expected future minimum principal and interest payments on mortgage notes payable on the owned rental properties, and the approximate future minimum rentals expected to be paid on the leaseback centers, are as follows:

	Owned Rental Properties
	Mortgage Payments		Leaseback
			Centers Rental
Year ending April 30,	Principal	Interest	Payments

2004	$1,585,836	$2,006,389	$1,656,000
2005	7,474,897	1,339,634	1,462,000
2006	967,628	1,213,172	1,146,000
2007	994,429	1,131,948	515,000
2008	6,577,237	916,044	287,000
Thereafter	7,202,216	2,433,707	867,000

	$24,802,243	$9,040,894	$5,933,000

The mortgage notes payable are due at various dates between January 1, 2008, and September 1, 2019, and bear interest at rates ranging from 7.25% to 9.25%. At April 30, 2003, the weighted average rate for all outstanding debt was 6.8%, including other long-term debt and credit facilities (See Note 8).

In conjunction with the origination of a mortgage on an income-producing property, an Additional Interest Agreement was executed, which entitles the lender to participate in fifty percent of the quarterly net cash flow and fifty percent of the appreciation in the property upon sale or refinance, as defined in the Agreement. The appreciation participation liability, which is included in other liabilities, was $2,721,448 and $2,384,945, at April 30, 2003, and 2002, respectively. The related unamortized loan discount was $1,732,647 and $1,651,276, at April 30, 2003, and 2002, respectively.

8 OTHER LONG-TERM DEBT AND CREDIT FACILITIES

Other long-term debt at April 30 was as follows:

	2003	2002

Real estate construction loan bearing interest at the prime rate plus .375% (4.625% at April 30, 2003); requires monthly principal and interest payments of $87,729; matures August 29, 2004; secured by real property and assignment of leases and rents	$7,249,849	$7,925,172

Amendment to the construction loan shown above,currently permitting borrowings of up to $4,942,419; bearing interest at the prime rate plus .375% (4.625% at April 30, 2003); requires monthly principal and interest payments of $42,113; matures August 29, 2004; secured by real property and the assignment of leases and rents	4,101,504	4,394,797

Note payable to a bank,with variable interest rate of LIBOR plus 2% (3.879% at April 30, 2002); required monthly principal payments of $41,047; refinanced in July 2002, as discussed below	—	4,596,683

Total other long-term debt	11,351,353	16,916,652
Less current maturities	1,044,446	1,254,545

Total other long-term debt, less current maturities	$10,306,907	$15,662,107

■ ABRAMS 2003 27

The future minimum principal payments due on other long-term debt are as follows:

Year Ending April 30,

2004	$1,044,446
2005	10,306,907

$11,351,353

At April 30, 2003, the Company had commitments from a bank for unsecured lines of credit totaling $9 million, of which a total of $650,000 is restricted as it secures letters of credit described below. These lines of credit bear interest at the prime rate or LIBOR plus 2%, and have a commitment fee of 0.375% on any unused portion. The lines of credit expire on October 30, 2003. At April 30, 2003, no amounts were outstanding under these lines of credit.

In conjunction with the origination of a mortgage on an income-producing property, the Company obtained an irrevocable, standby letter of credit in the amount of $500,000. The letter of credit was originally issued in July 1997, and matures on December 31, 2003. The mortgage lender is allowed to draw on the letter in order to reduce the related mortgage loan if certain leasing requirements are not met. The letter of credit is secured by one of the bank lines of credit, as discussed above.

In July 2002, the Company refinanced the loan on its corporate headquarters building in Atlanta, Georgia, which prior loan had a balance of $4,596,683 as of April 30, 2002. The new permanent loan, in the original principal amount of $4,900,000, bears interest at 7.75%, is due in ten years, and is to be amortized on a twenty-five year schedule. Pursuant to the provisions of the new permanent loan, the Company is required to provide for potential future tenant improvement costs and lease commissions through additional collateral, in the form of a letter of credit in the amount of $150,000 for each of the first three loan years, $300,000 during the fourth, fifth, and sixth loan years, and $450,000 during the seventh, eighth, ninth and tenth loan years. The $150,000 letter of credit is secured by one of the bank lines of credit, as discussed above.

9 INCOME TAXES

The (benefit) provision for income taxes consists of the following:

	Current	Deferred	Total

Year ended April 30, 2003
Federal	$(171,907)	$(752,078)	$(923,985)
State and local	—	(141,015)	(141,015)

	$(171,907)	$(893,093)	$(1,065,000)

Year ended April 30, 2002
Federal	$(553,121)	$(95,011)	$(648,132)
State and local	(52,652)	(5,188)	(57,840)

	$(605,773)	$(100,199)	$(705,972)

Year ended April 30, 2001
Federal	$349,819	$(186,947)	$162,872
State and local	62,379	(14,586)	47,793

	$412,198	$(201,533)	$210,665

In fiscal 2002, the Company recognized a deferred gain on discontinued operations, resulting in a deferred tax liability of $1,056,000 (Note 3).

Total income tax (benefit) expense recognized in the consolidated statements of operations differs from the amounts computed by applying the Federal income tax rate of 34% to pretax (loss) earnings, as a result of the following:

	Year ended April 30

	2003	2002	2001

Computed “expected” tax (benefit) expense	$(938,224)	$(598,143)	$181,129
(Decrease) increase in income taxes resulting from:
State and local income taxes, net of federal income tax (benefit) expense	(126,776)	(107,829)	29,636
Other, net	—	—	(100)

	$(1,065,000)	$(705,972)	$210,665

■ ABRAMS 2003 28

The tax effect of the temporary differences that give rise to significant portions of the deferred income tax assets and deferred income tax liabilities, at April 30, are presented below:

	2003	2002

Deferred income tax assets:
Items not currently deductible for tax purposes:
Provisions for impairment on income-producing property	$1,026,816	$1,026,816
Net operating loss carryforwards	1,579,861	314,992
Capitalized costs	407,450	477,721
Accrued directors’ fees	170,283	177,524
Bad debt reserve	191,364	409,163
Deferred compensation plan	461,468	498,722
Compensated absences	86,471	84,992
Other accrued expenses	441,805	211,475
Other	184,000	379,458

Gross deferred income tax assets	4,549,518	3,580,863

Deferred income tax liabilities:
Income-producing properties and property and equipment, principally because of differences in depreciation and capitalized interest	1,707,847	1,671,917
Gain on real estate sales structured as tax-deferred like-kind exchanges	5,002,823	5,279,104
Other	—	125,700

Gross deferred income tax liability	6,710,670	7,076,721

Net deferred income tax liability	$2,161,152	$3,495,858

There was no valuation allowance against deferred tax assets at April 30, 2003, and 2002. In management’s opinion it is more likely than not that such deferred tax assets are realizable.

10 DEFERRED PROFIT-SHARING AND 401(K) PLAN

The Company has a deferred profit-sharing plan (the “Plan”) which covers the majority of its employees. Effective January 1, 2003, the Company amended the Plan to add a 401(k) feature covering eligible employees. Pursuant to the provisions of the Plan, eligible employees may make salary deferral (before tax) contributions of up to 100% of their total compensation per plan year, not to exceed a specified maximum contribution as determined by the Internal Revenue Service. The Plan also includes provisions that authorize the Company to make discretionary contributions. Such contributions, if made, are allocated among all eligible employees as determined under the Plan. The trustee under the Plan invests the assets of each participant’s account, as directed by the participant. The Plan assets do not include any stock of the Company. Funded employer contributions to the Plan for 2003, 2002, and 2001, were approximately $18,000, $60,000, and $634,000, respectively. The net assets in the Plan, which is administered by an independent trustee, were approximately $8,204,000, $9,290,000, and $13,234,000, at April 30, 2003, 2002, and 2001, respectively.

In conjunction with the acquisition of the assets of Servidyne Systems, Inc. in fiscal 2002, the Company assumed a 401(k) plan (“the Servidyne Plan”), which covered substantially all employees of the Energy Management segment. Under the provisions of the Servidyne Plan, participants could contribute up to 100% of their compensation per plan year, not to exceed a specified maximum contribution, as determined by the Internal Revenue Service. The Company could also make discretionary contributions, and did make contributions of approximately $19,500 and $15,000, in 2003 and 2002, respectively. The Servidyne Plan was frozen as of January 1, 2003, and no more employee or employer contributions were funded after that date. All employees of the Energy Management Segment are eligible to participate in the Company’s deferred profit-sharing and 401(k) plan as described above.

11 STOCK COMPENSATION

In August 2000, the shareholders approved the 2000 Stock Award Plan (the “Award Plan”). The Award Plan permits the grant of incentive and non-qualified stock options, non-restricted, restricted and performance stock awards, and stock appreciation rights to directors, employees, independent contractors, advisors, or consultants to the Company, as determined by the Compensation Committee of the Board of Directors. The term and vesting requirements for each award are determined by the Compensation Committee, but in no event may the term exceed ten years. Incentive Stock Options under the Award Plan provide for the purchase of the Company’s common stock at not less than fair market value on the date the option is issued. The total number of shares originally available for grant under the Award Plan was 1,000,000 shares.

■ ABRAMS 2003 29

On January 19, 2001, the Company granted a restricted stock award to certain eligible employees, directors, and certain consultants, which vested on January 19, 2002. On May 18, 2001, the Company granted a restricted stock award to certain eligible employees, which vested on May 18, 2002. On November 28, 2001, the Company granted a restricted stock award to an eligible employee, which vested on November 28, 2002. On July 29, 2002, the Company granted a restricted stock award to certain eligible employees, which will vest on July 29, 2003, as long as the individual grantee continues to be employed by the Company until the vesting date. On March 11, 2003, the Company granted a restricted stock award to certain eligible employees, certain consultants, and certain independent contractors, which will vest on March 11, 2004, as long as the individual grantee continues to be employed by the Company until the vesting date. During fiscal 2003, 2002, and 2001, forfeitures of restricted shares, which did not vest, totaled 400, 2,300, and 800 shares, respectively.

The Company recognizes compensation expense ratably over the vesting period. Stock award compensation expense for the years ended April 30, 2003, 2002, and 2001, was $20,446, $113,440, and $29,531, respectively. As of April 30, 2003, after forfeitures during the year, there were 5,400 shares outstanding under restricted stock award grants, which were not yet vested.

As allowed under Statement of Financial Accounting Standards (“SFAS”) 123, Accounting for Stock-Based Compensation, the Company accounts for all options issued to employees under the Award Plan in accordance with Accounting Principles Board Opinion (“APB”) 25, Accounting for Stock Issued to Employees, and compensation expense, if any, will be recognized accordingly. All options issued to non-employees are accounted for under SFAS 123, and compensation expense is recognized accordingly. In May 2001, the Company issued 150,616 incentive stock options with an exercise price of $4.00 per share to certain employees, one-half of which vested in May 2002, and the remaining one-half vested in May 2003. In July 2002, the Company issued an additional 355,856 incentive stock options to certain employees, and 253,144 non-qualified stock options to the Company’s directors, certain employees, and an independent contractor, one-half of which will vest in July 2003 and the remaining one-half of which will vest in July 2004, as long as the individual grantee continues to be employed by the Company until the respective vesting dates. All of the options issued in July 2002 have an exercise price of $5.10 per share. At April 30, 2003, and 2002, 85,308 and 0 options were vested, respectively.

In fiscal 2000, the Company’s Board of Directors authorized the repurchase of up to 200,000 shares of Common Stock during the twelve-month period beginning February 25, 2000, and ending February 24, 2001. In February 2001, 2002, and 2003, the Company’s Board authorized additional repurchases of up to 200,000 shares of Common Stock in each of the subsequent twelve-month periods, the most recent to end on March 4, 2004. During fiscal 2001, 2002, and 2003, the Company repurchased 20,053 shares, 44,524 shares, and 128 shares, respectively, of Common Stock.

12 NET EARNINGS (LOSS) PER SHARE

Earnings per share is calculated in accordance with SFAS 128, Earnings Per Share, which requires dual presentation of basic and diluted earnings per share on the face of the income statement for all entities with complex capital structures. Basic and diluted weighted-average share differences result solely from dilutive common stock options. Basic earnings per share are computed by dividing net earnings by the weighted average shares outstanding during the reporting period. Dilutive potential common shares are calculated in accordance with the treasury stock method, which assumes that the proceeds from the exercise of all options are used to repurchase common shares at current market value. The number of shares remaining after the exercise proceeds are exhausted represents the potentially dilutive effect of the options. Options to purchase 747,250 shares were outstanding at April 30, 2003. The dilutive number of common shares for the fourth quarter 2003 and 2002, were 2,912,659 and 2,933,395, respectively; and for the fiscal year ended 2003 and 2002, were 2,919,203 and 2,930,340, respectively. Since the Company had losses from continuing operations for all periods presented, all stock equivalents were antidilutive during these periods, and are therefore excluded from weighted average shares outstanding.

■ ABRAMS 2003 30

The following tables set forth the computations of basic and diluted net earnings (loss) per share:

	For the year ended April 30, 2003

	Earnings (loss)	Shares	Per share
	(numerator)	(denominator)	amount

Basic EPS - loss per share from continuing operations	$(1,694,481)	2,910,475	$(.58)
Basic EPS - earnings per share from discontinued operations	620,957	2,910,475	.21
Effect of dilutive securities	—	—	—

Diluted EPS - loss per share plus assumed conversions	$(1,073,524)	2,910,475	$(.37)

	For the year ended April 30, 2002

	Earnings (loss)	Shares	Per share
	(numerator)	(denominator)	amount

Basic EPS - loss per share from continuing operations	$(1,053,271)	2,926,248	$(.36)
Basic EPS - earnings per share from discontinued operations	1,865,045	2,926,248	.64
Effect of dilutive securities	—	—	—

Diluted EPS - earnings per share plus assumed conversions	$811,774	2,926,248	$.28

	For the year ended April 30, 2001

	Earnings	Shares	Per share
	(numerator)	(denominator)	amount

Basic EPS - earnings per share from continuing operations	$322,066	2,938,504	$.11
Basic EPS - earnings per share from discontinued operations	354,106	2,938,504	.12
Effect of dilutive securities	—	—	—

Diluted EPS - earnings per share plus assumed conversions	$676,172	2,938,504	$.23

13 OPERATING SEGMENTS

The Company had three operating segments at April 30, 2003: Construction, Real Estate, and Energy Management. The Construction Segment’s activities consist primarily of construction, expansion, remodeling and renovation of retail store buildings, banks, shopping centers, warehouses and distribution centers, and other types of commercial construction. Although, the Construction Segment does work throughout much of the United States, it concentrates its activities principally in the southern and midwestern states. The Real Estate Segment is involved in the investment and development of shopping centers and office properties in the Southeast and Midwest. The Energy Management Segment, which began in fiscal 2002, assists its customers in reducing the costs of operating buildings by lowering energy consumption and increasing work efficiency through its: (1) engineering and consulting services; (2) utility monitoring and analysis; and (3) equipment maintenance and work management. The primary focus for the Energy Management Segment is the continental United States, although it does perform services for some international customers.

The operating segments are managed separately and maintain separate personnel, due to the differing services offered by each segment. Management of each of the segments evaluates and monitors the performance of the respective segment primarily based on the earnings or losses prior to income taxes, cash flows, and activities consistent with the Company’s long-term strategic objectives. The significant accounting policies utilized by the operating segments are the same as those summarized in Note 2 to the accompanying financial statements of the Company.

Total revenue by operating segment includes both revenues from unaffiliated customers, as reported in the Company’s consolidated statements of operations, and intersegment revenues, which are generally at prices negotiated between segments.

The Company had revenues from The Home Depot, Inc., primarily representing revenues in the Construction Segment, aggregating approximately 59%, 56%, and 66% of consolidated revenues from continuing operations in 2003, 2002, and 2001, respectively. Revenues from Academy Sports & Outdoor, generated entirely in the Construction Segment, totaled 18% of consolidated revenues in 2002, but were less than 10% of consolidated revenues in 2003 and 2001.

Earnings (loss) before income taxes from continuing operations represents total revenue less operating expenses, including depreciation and interest. Selling, general and administrative, and interest costs, deducted in the computation of earnings (loss) before income taxes from continuing operations of each segment, represent the actual costs incurred by that segment. It excludes any extraordinary items. Parent expenses have not been allocated to the subsidiaries in the following table.

Segment assets are those that are used in the Company’s operations in each segment, including receivables due from other segments. The Parent Company’s assets are primarily cash and cash equivalents, the cash surrender value of life insurance, receivables, and assets related to deferred compensation plans. Liquid assets attributable to the Company’s former manufacturing segment’s discontinued operations are also included in the Parent Company’s assets in 2003, 2002, and 2001.

■ ABRAMS 2003 31

13 OPERATING SEGMENTS continued

			Energy
	Construction	Real Estate	Management	Parent	Eliminations	Consolidated

2003
Revenues from unaffiliated customers	$59,527,859	$11,586,808	$2,900,191	$—	$—	$74,014,858
Interest and other income	9,903	94,550	—	22,342	(6,306)	120,489
Intersegment revenue	—	449,549	—	—	(449,549)	—

Total revenues from continuing operations	$59,537,762	$12,130,907	$2,900,191	$22,342	$(455,855)	$74,135,347

Earnings (loss)
before income taxes from continuing operations	$(1,832,730)	$702,540	$(566,852)	$(3,277,435)	$2,214,996	$(2,759,481)

Segment assets	$15,073,267	$54,413,919	$3,624,372	$13,043,446	$(12,357,906)	$73,797,098

Interest expense	$942	$2,946,901	$7,912	$11,287	$—	$2,967,042

Depreciation and amortization	$246,783	$1,838,013	$222,155	$47,034	$(27,468)	$2,326,517

Capital expenditures	$67,050	$264,986	$31,810	$18,404	$—	$382,250

			Energy
	Construction	Real Estate	Management	Parent	Eliminations	Consolidated

2002
Revenues from unaffiliated customers	$100,687,872	$11,683,516	$2,994,879	$—	$—	$115,366,267
Interest and other income	60,537	156,068	—	55,188	(10,238)	261,555
Intersegment revenue	—	461,818	—	—	(461,818)	—

Total revenues from continuing operations	$100,748,409	$12,301,402	$2,994,879	$55,188	$(472,056)	$115,627,822

Earnings (loss)
before income taxes from continuing operations	$243,344	$859,689	$(135,945)	$(2,785,300)	$58,969	$(1,759,243)

Segment assets	$18,011,119	$67,143,652	$3,452,921	$12,843,051	$(9,666,374)	$91,784,369

Interest expense	$5,255	$3,203,642	$10,431	$7,925	$—	$3,227,253

Depreciation and amortization	$348,137	$2,519,035	$201,399	$127,041	$(30,726)	$3,164,886

Capital expenditures	$14,655	$624,801	$39,154	$13,769	$—	$692,379

			Energy
	Construction	Real Estate	Management (1)	Parent	Eliminations	Consolidated

2001
Revenues from unaffiliated customers	$141,118,311	$10,991,599	$—	$—	$—	$152,109,910
Interest and other income	241,679	240,310	—	30,534	—	512,523
Intersegment revenue	28,060	388,960	—	—	(417,020)	—

Total revenues from continuing operations	$141,388,050	$11,620,869	$—	$30,534	$(417,020)	$152,622,433

Earnings (loss)
before income taxes from continuing operations	$3,194,897	$111,888	$—	$(2,819,777)	$45,723	$532,731

Segment assets	$23,293,006	$69,459,677	$—	$11,779,447	$(6,912,445)	$97,619,685

Interest expense	$12,106	$3,835,604	$—	$18,934	$—	$3,866,644

Depreciation and amortization	$420,241	$2,048,863	$—	$56,004	$(29,781)	$2,495,327

Capital expenditures	$303,541	$97,862	$—	$4,989	$—	$406,392

(1)	The Energy Management Segment was formed in May 2001.

■ ABRAMS 2003 32

14 NEW ACCOUNTING PRONOUNCEMENTS

During August 2001, the Financial Accounting Standards Board issued SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS 144 supercedes SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. In addition, SFAS 144 supercedes the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. SFAS 144 addresses the treatment of assets held for sale or to be otherwise disposed of, the evaluation of impairment for long-lived assets, and the reporting of discontinued operations. The provisions of SFAS 144 were effective for financial statements issued for fiscal years beginning after December 15, 2001. The adoption of SFAS 144 also requires that the gains and losses from the disposition of certain income-producing real estate assets and the related historical operating results be reflected as discontinued operations in the statements of operations for all periods presented. Although net earnings is not affected, the Company has reclassified results previously included in continuing operations to discontinued operations for qualifying dispositions under SFAS 144.

15 GOODWILL AND OTHER INTANGIBLE ASSETS

The gross carrying amounts and accumulated amortization for all of the Company’s intangible assets are as follows:

	April 30, 2003

	Gross Carrying	Accumulated
Amortized intangible assets	Amount	Amortization

Proprietary customer
software solutions	$960,419	$386,440
Computer software	349,016	282,995
Real estate lease costs	1,850,252	957,674
Deferred loan costs	947,979	482,918
Other	28,660	5,733

	$4,136,326	$2,115,760

	April 30, 2002

	Gross Carrying	Accumulated
Amortized intangible assets	Amount	Amortization

Proprietary customer
software solutions	$885,951	$190,080
Computer software	304,956	243,542
Real estate lease costs	1,783,381	856,573
Deferred loan costs	819,875	428,133
Other	28,660	2,869

	$3,822,823	$1,721,197

Unamortized intangible assets

Goodwill	$1,741,831
Trademark	315,261

$2,057,092

Aggregate amortization expense for all amortized intangible assets

For the year ended April 30,2003	$499,268

Estimated amortization expense for all amortized intangible assets for the fiscal year ended April 30,

2004	$468,188
2005	431,135
2006	316,645
2007	184,853
2008	152,949

The goodwill and trademark amounts are related to the Energy Management Segment. For tax purposes, all of the goodwill is expected to be amortized and deductible.

16 KMART BANKRUPTCY

In January 2002, Kmart Corporation filed for protection under Chapter 11 of the U.S. Bankruptcy Code. At that time, four of the Company’s seven owned retail properties contained stores leased to Kmart, two of which were freestanding stores. The Company sold at a gain its shopping center in Englewood, Florida, which was co-anchored by a Kmart store, on June 28, 2002. See Note 3 to the consolidated financial statements. The remaining three Kmart stores owned by the Company are currently open and operating. The seven freestanding Kmart stores that the Company developed, sold, leased back, and then sub-leased to Kmart are currently open and operating. The leases for the three owned and seven leaseback Kmart stores have been affirmed by Kmart under its plan of reorganization. Kmart emerged from bankruptcy in May 2003.

17 COMMITMENTS AND CONTINGENCIES

Effective April 30, 2003, the Company terminated an employment agreement and entered into a new retirement agreement with a former officer and director of the Company. Beginning May 1, 2003, the new agreement requires the Company to pay a retirement benefit of approximately $87,000 through August 19, 2003, and approximately $100,000 per year thereafter for a term of four years ending on August 19, 2007. In addition, the Company will also continue to provide medical insurance benefits through the term of the retirement agreement. The new agreement accelerated the exercise date of the retiree’s options, and provided that such options expire no later than August 19, 2004. The retirement agreement would terminate early, in the event of the death of the retiree.

Assuming a discount rate of 5.25%, the Company has accrued a net present value expense of $484,000 related to the retirement agreement, which is included in selling, general and administrative expenses in the accompanying statement of operations for fiscal 2003. As of April 30, 2003, $162,000 is included in accrued expenses and $322,000 is included in other long term liabilities in the accompanying balance sheet.

On July 7, 2003, the Company announced that an internal investigation, which was conducted by the Company’s legal counsel at

■ ABRAMS 2003 33

the request of senior management, had revealed information suggesting that behavior in violation of Federal antitrust laws may have taken place in a certain job bidding process for one customer of the Company’s subsidiary, Abrams Construction, Inc., (“ACI”).

The results of this investigation were reported to the Board of Directors of the Company on June 9, 2003. The Company has also voluntarily communicated the results of its investigation to the United States Department of Justice (“DOJ”) and is fully cooperating in the subsequent inquiry that has resulted from such communication. The DOJ, on July 1, 2003, issued a conditional letter of amnesty to the Company and its subsidiaries for their cooperation in recognizing and then immediately reporting the irregularities. The Company believes, based on its internal investigation, that the specific improprieties were confined to a bidding process for The Home Depot, Inc. (“Home Depot”), its largest customer. At this time, the Company has no reason to believe that any other customers were affected. The Company has also communicated its concerns about the job bidding process to Home Depot.

The Company estimates the costs associated with this matter, including the Company’s internal investigation and its ongoing cooperation with the DOJ, are expected to approximate $750,000 in the current fiscal year ending April 30, 2004. Such cost estimates, however, are particularly difficult to make with any precision, and as a result the actual costs may be lower or higher than this amount. To date, no third party has made, or threatened to make, any claim in connection with this matter. It is possible, however, that claims could be made as a result of this situation.

On December 18, 2002, ASK Financial, counsel for Montgomery Ward, LLC (“Ward”), filed a complaint in U.S. Bankruptcy Court in Delaware to recover approximately $1.84 million in alleged “preference” payments made by Ward to ACI, prior to Ward’s Chapter 11 bankruptcy filing on December 28, 2000. Under federal bankruptcy law, a bankrupt debtor-in-possession can sue to recover preferential payments made to the creditors of a bankrupt debtor-in-possession during the 90-day period preceding the filing for bankruptcy protection, subject to certain defenses, including payments made in the ordinary course of business. Management cannot reasonably estimate the amount, if any, that could ultimately be paid with respect to this claim. The Company believes that it has meritorious defenses to the action, and it intends to continue to vigorously defend against the claim.

On September 20, 2002, the Company’s subsidiary, Abrams Properties, Inc. (“API”), filed a claim in the Superior Court of Cobb County, Georgia, against API’s former real estate asset manager. The defendant subsequently made a demand against API for arbitration and filed a counterclaim. During the third quarter of fiscal 2003, the Cobb County Superior Court denied the defendant’s demand for arbitration, but in July 2003 this decision was reversed by the Georgia Court of Appeals. The Company intends to seek appellate review of this most recent decision. The dispute arises out of the defendant’s former provision of real estate asset management services to API. The Company believes API’s counter claims against its former asset manager and its defenses to the manager’s claims are meritorious and intends to continue to vigorously pursue its claims and assert its defenses.

Other than the costs of the Company’s internal investigation and ongoing cooperation associated with the DOJ, the Company believes the ultimate disposition of the above noted legal proceedings and claims or potential claims will not have a material adverse affect on the financial condition, cash flows, or results of operations of the Company; however, the Company cannot predict the ultimate disposition of the above noted claims, potential claims, and proceedings, and therefore, the Company cannot be certain that the above noted legal proceedings and claims or potential claims will not have a material adverse affect on the financial condition, cash flows, or results of operations of the Company.

The Company is subject to other various legal proceedings and claims that arise in the ordinary course of business. While the resolution of these matters cannot be predicted with certainty, the Company believes that the final outcome of these matters will not have a material adverse effect on the Company’s financial position or results of operations.

■ ABRAMS 2003 34

18 QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Quarterly financial information for the fiscal years ended April 30, 2003, and 2002 (dollars in thousands, except per share amounts):

	Fiscal Year Ended April 30, 2003

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Total revenues	$17,722	$23,470	$15,825	$17,118
Gross profit	1,404	1,808	1,912	3,130
Net earnings (loss)	164	(543)	(603)	(92)
Net earnings (loss) per share - basic and diluted	.06	(.18)	(.21)	(.04)

	Fiscal Year Ended April 30, 2002

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Total revenues	$39,613	$32,568	$24,627	$18,820
Gross profit	2,778	2,420	1,989	1,821
Net earnings (loss)	52	1,575	(220)	(595)
Net earnings (loss) per share - basic and diluted	.02	.54	(.08)	(.20)

     SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

		Additions

	Balance at	Charged to	Charged to
	Beginning	Costs and	Other		Balance at
	of Year	Expenses	Accounts	Deductions*	End of Year

Description
Allowance for doubtful accounts
Year ended April 30, 2003	$1,031,460	$84,727	$—	$624,142	$492,045
Year ended April 30, 2002	961,461	203,687	—	133,688	1,031,460
Year ended April 30, 2001	210,777	983,146	—	232,462	961,461

*	Allowance for doubtful accounts deductions resulted from the subsequent write-off and/or recovery of the related receivable.

■ ABRAMS 2003 35

SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION, APRIL 30, 2003

				Costs
				Capitalized
				Subsequent
		Initial Cost to Company		to Acquisition

			Building and
Description	Encumbrances	Land	Improvements	Improvements

INCOME-PRODUCING PROPERTIES:
Shopping Center - Jackson, MI	$2,751,537	$401,195	$1,788,183	$1,206,803
Kmart - Morton, IL	2,521,592	18,005	2,767,764	—
Kmart - Columbus, GA	1,667,048	11,710	2,356,920	10,078
Leaseback Shopping Center - Davenport, IA	—	—	2,150	193,261
Leaseback Shopping Center - Jacksonville, FL	—	—	42,151	—
Leaseback Shopping Center - Orange Park, FL	—	—	127,487	35,731
Leaseback Shopping Center - Minneapolis, MN	—	—	—	40,778
Office Building - Atlanta, GA	4,856,088	660,000	4,338,102	770,063
Office Park - Marietta, GA	6,138,567	1,750,000	6,417,275	981,902
Shopping Center - Cincinnati, OH	—	1,699,410	617,102	395,469
Shopping Center - North Ft. Myers, FL	11,351,353	5,940,143	11,290,778	2,245,308
Shopping Center - Jacksonville, FL	8,600,058	3,908,004	5,170,420	85,332

	37,886,243	14,388,467	34,918,332	5,964,725

REAL ESTATE HELD FOR FUTURE DEVELOPMENT OR SALE:
Land - Louisville, KY	—	80,011	—	—
Land - Oakwood, GA	—	234,089	—	543,330
Land - North Ft. Myers, FL	—	2,411,703	—	345,326
Land and Building - Atlanta, GA (2)	—	92,226	722,033	—

	—	2,818,029	722,033	888,656

	$37,886,243	$17,206,496	$35,640,365	$6,853,381

Reconciliations of total real estate carrying value and accumulated depreciation for the three years ended April 30, are as follows:

	Real Estate				Accumulated Depreciation

	2003	2002		2001	2003	2002		2001

BALANCE AT BEGINNING OF YEAR	$64,541,303	$63,894,081		$63,455,753	$15,784,645	$13,570,955		$12,125,222

ADDITIONS DURING YEAR
Real Estate	260,929	602,062		438,328	—	—		—
Depreciation		—		—	1,619,116	1,808,125		1,445,733
Transfers	—	814,259	(2)	—	—	492,548	(2)	—

	260,929	1,416,321		438,328	1,619,116	2,300,673		1,445,733

DEDUCTIONS DURING YEAR
Accumulated depreciation on properties sold or transferred	—	—		—	19,099	86,983		—
Carrying value of real estate sold, transferred, or retired	285,721	769,099		—	—	—		—

	285,721	769,099		—	19,099	86,983		—

BALANCE AT CLOSE OF YEAR	$64,516,511	$64,541,303		$63,894,081	$17,384,662	$15,784,645		$13,570,955

■ ABRAMS 2003 36

								Life on Which
Gross Amounts at Which								Depreciation
Carried at Close of Year								in Latest
								Earnings
	Building and	Capitalized		Net Accumulated	Date(s) of		Date	Statement
Land	Improvements	Interest	Total (1)	Depreciation	Construction		Acquired	is Computed

$453,293	$2,942,888	$89,866	$3,486,047	$2,146,831	1972, 1996		—	39 years
18,005	2,767,764	—	2,785,769	2,546,411	1980, 1992		—	25 years
11,710	2,366,998	238,970	2,617,678	2,350,061	1980, 1988		—	25 years
—	195,411	—	195,411	184,738	1995		—	7 years
—	42,151	—	42,151	17,703	1994		—	25 years
—	163,218	—	163,218	163,218	1995		—	7 years
—	40,778	—	40,778	11,973	1997		—	15 years
660,000	5,108,165	—	5,768,165	1,088,953	1974, 1997	(3)	1997	39 years
1,750,000	7,399,177	—	9,149,177	1,294,864	1980, 1985	(4)	1997	39 years
1,699,410	1,012,571	—	2,711,981	151,485	1982	(4)	1998	39 years
5,276,631	14,199,598	4,470,789	23,947,018	6,409,692	1993, 1996		—	31.5 years
3,908,004	5,255,752	—	9,163,756	526,183	1985	(4)	1999	39 years

13,777,053	41,494,471	4,799,625	60,071,149	16,892,112

80,011	—	—	80,011	—	—		1979	—
777,419	—	16,644	794,063	—	—		1987	—
2,757,029	—	—	2,757,029	—	—		1993	—
92,226	722,033	—	814,259	492,550	1970-1980		1960, 1968	—

3,706,685	722,033	16,644	4,445,362	492,550

$17,483,738	$42,216,504	$4,816,269	$64,516,511	$17,384,662

NOTES:

(1)	The aggregated cost for land and building and improvements for federal income tax purposes at April 30, 2003, is $51,681,138.

(2)	Vacant; former manufacturing facility.

(3)	Developed by others in 1974; redeveloped by the Company in 1997.

(4)	Developed by others.

ITEM 9 CHANGES IN AND DISAGREEMENTS WITH INDEPENDENT AUDITORS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The information required by this Item has been previously reported on Current Reports on Form 8-K filed October 30, 2001, and May 28, 2002.

■ ABRAMS 2003 37

PART III

ITEMS 10-13

The information contained under the headings “Nomination and Election of Directors,” “Related Party Transactions,” “Principal Holders of the Company’s Securities,” “Compensation of Executive Officers and Directors,” and “Equity Compensation Plan” in the Company’s definitive proxy materials for its 2003 Annual Meeting of Shareholders, will be filed with the Securities and Exchange Commission under a separate filing, and are hereby incorporated by reference. Information related to Executive Officers of the Company is included in Item 1 of this report.

     For purposes of determining the aggregate market value of the Company’s voting stock held by nonaffiliates, shares held directly or indirectly by all Directors and Executive Officers of the Company have been excluded. The exclusion of such shares is not intended to, and shall not, constitute a determination as to which persons or entities may be “affiliates” of the Company, as defined by the Securities and Exchange Commission.

ITEM 14 CONTROLS AND PROCEDURES

     The Company has evaluated its disclosure controls and procedures as defined by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended, within 90 days of the filing date of this Annual Report. This evaluation was carried out under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer. Based on this evaluation, these officers have concluded that the Company’s disclosure controls and procedures were effective as of the date of the evaluation. There were no significant changes to the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the date of the last evaluation of internal controls.

PART IV

ITEM 16 EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(A)	The following documents are filed as part of this Annual Report on Form 10-K:
1. Financial Statements:
Independent Auditors’ Report and Report of Independent Accountants
Consolidated Balance Sheets at April 30, 2003, and 2002
Consolidated Statement of Operations for the Years Ended April 30, 2003, 2002, and 2001
Consolidated Statements of Shareholders’ Equity for the Years Ended April 30, 2003, 2002, and 2001
Consolidated Statements of Cash Flows for the Years Ended April 30, 2003, 2002, and 2001
Notes to Consolidated Financial Statements

2. Financial Statement Schedules: Schedule II - Valuation and Qualifying Accounts Schedule III - Real Estate and Accumulated Depreciation

3. Exhibits: Exhibit No.
3a.	Articles of Incorporation (1)
3b.	Restated Bylaws (2), Amendment to Bylaws (5)
10a.	Directors Deferred Compensation Plan (3)#
10b.	Edward M. Abrams Split Dollar Life Insurance Agreements dated July 29, 1991 (4)#
10c.	Edward M. Abrams Employment Agreement dated November 18, 1998 (6)#
10d.	2000 Stock Award Plan (7)#
10e.	E. Milton Bevington Employment Agreement dated May 9, 2001 (8)#
10f.	Alan R. Abrams Split Dollar Life Insurance Agreement dated May 31, 2001 (8)#
10g.	J. Andrew Abrams Split Dollar Life Insurance Agreement dated May 31, 2001 (8)#
10h.	Edward M. Abrams Retirement Agreement dated July 22, 2003#
21.	List of the Company’s Subsidiaries
23a.	Consent of Deloitte & Touche LLP
23b.	Consent of PricewaterhouseCoopers LLP
99.1	Section 906 Certification of the CEO
99.2	Section 906 Certification of the CFO

Explanation of Exhibits
(1)	This exhibit is incorporated by reference to the Company’s Form 10-K for the year ended April 30, 1985.
(2)	This exhibit is incorporated by reference to the Company’s Form 10-K for the year ended April 30, 1997.
(3)	This exhibit is incorporated by reference to the Company’s Form 10-K for the year ended April 30, 1991.
(4)	This exhibit is incorporated by reference to the Company’s Form 10-K for the year ended April 30, 1993.

■ ABRAMS 2003 38

(5)	This exhibit is incorporated by reference to the Company’s Form 10-K for the year ended April 30, 1998.
(6)	This exhibit is incorporated by reference to the Company’s Form 10-K for the year ended April 30, 1999.
(7)	This exhibit is incorporated by reference to the Company’s Form S-8 filed September 29, 2000.
(8)	These exhibits are incorporated by reference to the Company’s Form 10-K for the year ended April 30, 2001.
#	Management compensatory plans or arrangement.

(B)	Reports on Form 8-K: None filed during the fourth quarter of fiscal 2003.

(C)	The Company hereby files as exhibits to this Annual Report on Form 10-K the exhibits set forth in Item 16(A)3 hereof.

(D)	The Company hereby files as financial statement schedules to this Annual Report on Form 10-K the financial statement schedules set forth in Item 16(A)2 hereof.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ABRAMS INDUSTRIES, INC.

Dated: July 25, 2003	By:	/s/ Alan R. Abrams

Alan R. Abrams
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: July 25, 2003	/s/ Alan R. Abrams

Alan R. Abrams
Co-Chairman of the Board of Directors,
Chief Executive Officer

Dated: July 25, 2003	/s/ J. Andrew Abrams

J. Andrew Abrams
Co-Chairman of the Board of Directors

Dated: July 25, 2003	/s/ David L. Abrams

David L. Abrams
Director

Dated: July 25, 2003	/s/ Paula Lawton Bevington

Paula Lawton Bevington
Director

Dated: July 25, 2003	/s/ Gilbert L. Danielson

Gilbert L. Danielson
Director

Dated: July 25, 2003	/s/ Melinda S. Garrett

Melinda S. Garrett
Director, Chief Financial Officer, and
Chief Accounting Officer

Dated: July 25, 2003	/s/ Robert T. McWhinney, Jr.

Robert T. McWhinney, Jr.
Director

Dated: July 25, 2003	/s/ Felker W. Ward, Jr.

Felker W. Ward, Jr.
Director

■ ABRAMS 2003 39

CERTIFICATION BY CHIEF EXECUTIVE OFFICER

I, Alan R. Abrams, certify that:

1.	I have reviewed this annual report on Form 10-K of Abrams Industries, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b.	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c.	Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: July 25, 2003	/s/ Alan R. Abrams

Alan R. Abrams
Chief Executive Officer

CERTIFICATION BY CHIEF FINANCIAL OFFICER

I, Melinda S. Garrett, certify that:

1.	I have reviewed this annual report on Form 10-K of Abrams Industries, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b.	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c.	Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: July 25, 2003	/s/ Melinda S. Garrett

Melinda S. Garrett
Chief Financial Officer

■ ABRAMS 2003 40