Form 10-Q
period 2003-07-31
ABRAMS INDUSTRIES INC
filed 2003-09-15
CIK 1923

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT

Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934

For the quarter ended July 31, 2003

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

Yes ☑   No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐   No ☑

The number of shares of $1.00 par value Common Stock of the Registrant outstanding as of August 31, 2003 was 2,914,251.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ABRAMS INDUSTRIES, INC.

CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	July 31, 2003	April 30, 2003

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$4,118,649	$5,157,639
Receivables (Note 4)	11,960,066	12,902,281
Less: Allowance for doubtful accounts	(492,715)	(492,045)
Assets of discontinued operations (Note 5)	—	102,146
Costs and earnings in excess of billings	1,183,893	503,113
Income tax receivable	171,907	171,907
Deferred income taxes	607,845	610,980
Other	798,608	554,396

Total current assets	18,348,253	19,510,417

INCOME-PRODUCING PROPERTIES, net	42,801,169	43,179,037
PROPERTY AND EQUIPMENT, net	424,532	471,813
OTHER ASSETS:
Real estate held for future development or sale (Note 10)	3,952,812	3,952,812
Intangible assets, net (Note 8)	2,242,710	2,335,827
Goodwill (Note 8)	1,741,831	1,741,831
Other	2,466,435	2,605,361

	$71,977,742	$73,797,098

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Trade and subcontractors payables	$5,943,931	$6,163,796
Accrued expenses	2,212,397	1,831,990
Liabilities of discontinued operations (Note 5)	—	563,584
Billings in excess of costs and earnings	708,536	682,674
Bank loans payable	90,000	—
Current maturities of long-term debt	2,383,389	2,630,282

Total current liabilities	11,338,253	11,872,326
DEFERRED INCOME TAXES	2,840,509	2,772,132
OTHER LIABILITIES	4,318,332	4,371,374
MORTGAGE NOTES PAYABLE, less current maturities	23,234,752	23,216,407
OTHER LONG-TERM DEBT, less current maturities	10,047,787	10,306,907

Total liabilities	51,779,633	52,539,146

COMMITMENTS AND CONTINGENCIES (Note 9)
SHAREHOLDERS’ EQUITY:
Common stock, $1 par value; 5,000,000 shares authorized;
3,060,239 issued and 2,914,251 outstanding in July 2003, 3,060,239 issued and 2,914,351 outstanding in April 2003	3,060,239	3,060,239
Additional paid-in capital	2,153,505	2,153,505
Deferred stock compensation	(10,971)	(16,598)
Retained earnings	15,669,783	16,734,753
Treasury stock, common shares, 145,988 in July 2003 and 145,888 in April 2003	(674,447)	(673,947)

Total shareholders’ equity	20,198,109	21,257,952

	$71,977,742	$73,797,098

See accompanying notes to consolidated financial statements.

ABRAMS INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	FIRST QUARTER ENDED
	JULY 31,

	2003	2002

REVENUES:
Construction	$11,033,045	$14,428,033
Rental income	2,725,717	2,571,162
Energy management	658,804	665,587

	14,417,566	17,664,782
Interest	5,836	16,007
Other	14,007	41,528

	14,437,409	17,722,317

COSTS AND EXPENSES:
Construction	10,619,683	14,245,415
Rental property operating expenses, excluding interest	1,619,323	1,661,228
Energy management	403,975	412,020

	12,642,981	16,318,663

Selling, general and administrative
Construction	1,045,646	203,465
Real estate	225,726	204,441
Energy management	563,727	389,074
Parent	630,117	634,533

	2,465,216	1,431,513

Interest costs incurred	742,618	735,302

	15,850,815	18,485,478

LOSS BEFORE INCOME TAXES FROM CONTINUING OPERATIONS	(1,413,406)	(763,161)

INCOME TAX BENEFIT	(465,000)	(298,213)

LOSS FROM CONTINUING OPERATIONS	(948,406)	(464,948)

DISCONTINUED OPERATIONS (Note 5):
Earnings from discontinued operations, adjusted for applicable income tax expense of $0 and $6,608, respectively	—	10,779
Gain on sale of assets of discontinued operations, adjusted for applicable income tax expense of $0 and $372,228, respectively	—	617,987

EARNINGS FROM DISCONTINUED OPERATIONS	—	628,766

NET (LOSS) EARNINGS	$(948,406)	$163,818

NET (LOSS) EARNINGS PER SHARE — BASIC AND DILUTED (Note 7):
From continuing operations	$(.33)	$(.16)
From discontinued operations	—	.22

NET (LOSS) EARNINGS PER SHARE — BASIC AND DILUTED	$(.33)	$.06

DIVIDENDS PER SHARE	$0.04	$0.04

WEIGHTED AVERAGE SHARES OUTSTANDING — BASIC AND DILUTED	2,914,271	2,909,115

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	FIRST QUARTER ENDED JULY 31,

	2003	2002

Cash flows from operating activities:
Net (loss) earnings	$(948,406)	$163,818
Adjustments to reconcile net (loss) earnings to net cash used in operating activities:
Income from discontinued operations, net of tax	—	(628,766)
Depreciation and amortization	606,034	658,120
Deferred tax benefit	(484,881)	—
Recovery of doubtful accounts, net	(670)	(442,358)
Changes in assets and liabilities:
Receivables, net	877,408	406,130
Costs and earnings in excess of billings	(680,780)	(171,316)
Other current assets	(244,212)	(78,723)
Other assets	138,926	(31,247)
Trade and subcontractors payable	(129,865)	(429,121)
Accrued expenses	380,407	(257,610)
Billings in excess of costs and earnings	25,862	85,614
Other liabilities	(53,042)	61,600

Net cash used in operating activities	(513,219)	(663,859)

Cash flows from investing activities:
Additions to income-producing properties, net	(18,773)	(18,899)
Additions to property and equipment, net	(12,540)	(17,423)
Additions to intangible assets	(22,308)	(73,071)
Repayments received on notes receivable	66,147	2,453

Net cash provided by (used in) investing activities	12,526	(106,940)

Cash flows from financing activities:
Debt proceeds	—	4,900,000
Debt repayments	(516,678)	(5,048,128)
Deferred loan costs paid	—	(107,788)
Cash dividends	(116,574)	(116,363)

Net cash used in financing activities	(633,252)	(372,279)

Cash flows from discontinued operations:
Operating activities	94,955	(188,159)
Mortgage payoff	—	(12,206,700)
Proceeds from sale of property, net of costs of sale	—	13,489,901

Net cash provided by discontinued operations	94,955	1,095,042

Net decrease in cash and cash equivalents	(1,038,990)	(48,036)
Cash and cash equivalents at beginning of period	5,157,639	7,911,205

Cash and cash equivalents at end of period	$4,118,649	$7,863,169

Supplemental disclosure of noncash financing activities:
Issuance of common stock under Stock Award Plan	$—	$5,500

See accompanying notes to consolidated financial statements.

ABRAMS INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2003, AND APRIL 30, 2003
(UNAUDITED)

NOTE 1. ORGANIZATION AND BUSINESS

     Abrams Industries, Inc. and subsidiaries (the “Company”) was organized under Delaware law in 1960. In 1984, the Company changed its state of incorporation from Delaware to Georgia. The Company engages in: (i) commercial construction; (ii) real estate investment and development; and (iii) energy management.

NOTE 2. UNAUDITED STATEMENTS

     The accompanying unaudited consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to such rules and regulations, although management believes that the accompanying disclosures are adequate to make the information presented not misleading. In the opinion of management, the accompanying financial statements contain all adjustments, consisting of normal recurring accruals, that are necessary for a fair statement of the results for the interim periods presented. These financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended April 30, 2003. Results of operations for interim periods are not necessarily indicative of annual results.

     Certain reclassifications have been made to the 2003 consolidated financial statements to conform to classifications adopted in 2004.

NOTE 3. SIGNIFICANT ACCOUNTING POLICIES

     As of January 31, 2003, the Company adopted the fair value disclosure provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.” Under SFAS No. 148, the Company is required to disclose the effects on reported net (loss) earnings with respect to stock-based compensation.

     For purposes of the required pro forma disclosures, the Company has computed the value of all stock option awards granted for the first quarter ended July 31, 2003, and 2002, using the Black-Scholes option pricing model.

     Options to purchase 689,252 shares were outstanding at July 31, 2003, of which 425,252 options were vested. No stock options or stock awards were granted in the quarter ended July 31, 2003, and 609,000 options were granted in the quarter ended July 31, 2002. If the Company had accounted for its stock-based compensation awards in accordance with SFAS No. 123, pro forma results would have been as follows:

	Three Months
	Ended July 31,

	2003	2002

Net (loss) earnings, as reported	$(948,406)	$163,818
Deduct: Total stock-based compensation expense as determined under fair value based method for all awards, net of related tax effects	(45,753)	(12,256)

Pro forma net (loss) earnings	$(994,159)	$151,562

Net (loss) earnings per share:
Basic and diluted — as reported	$(0.33)	$0.06

Basic and diluted — pro forma	$(0.34)	$0.05

NOTE 4. RECEIVABLES

     All net contract and trade receivables are expected to be collected within one year.

NOTE 5. DISCONTINUED OPERATIONS

     Effective May 1, 2002, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which requires, among other things, that the operating results of certain income-producing assets, sold subsequent to April 30, 2002, be included in discontinued operations in the statements of operations for all periods presented. On June 28, 2002, the Company sold its shopping center located in Englewood, Florida, and recognized a pretax gain of $990,215. As a result of the sale, the Company’s financial statements have been prepared with the property’s assets and liabilities, results of operations, cash flows, and the gain from the sale shown as discontinued operations. As of July 31, 2003, the Company had no assets that qualified as held for disposition or sale as defined by SFAS No. 144. Summarized financial information for discontinued operations for the three months ended July 31 is as follows:

	Three months ended July 31,

	2003	2002

Results of operations
Revenues	$—	$289,173
Operating expenses, including amortization and interest	—	271,786

	$—	$17,387

	Balances at

	July 31, 2003	April 30, 2003

Assets of discontinued operations
Receivables	$—	$57,020
Other	—	45,126

	$—	$102,146

	Balances at

	July 31, 2003	April 30, 2003

Liabilities of discontinued operations
Income taxes	$—	$476,635
Accrued expenses	—	86,949

	$—	$563,584

NOTE 6. OPERATING SEGMENTS

     The table below exhibits selected financial data on a segment basis. Earnings (loss) from continuing operations before income taxes are total revenues less operating expenses of continuing operations, including depreciation and interest. Parent expenses have not been allocated to the subsidiaries.

			Energy
For the Quarter Ended July 31, 2003	Construction	Real Estate	Management	Parent	Eliminations	Consolidated

Revenues from unaffiliated customers	$11,033,045	$2,725,717	$658,045	$—	$—	$14,417,566
Interest and other income	722	17,815	—	1,306	—	19,843
Intersegment revenue	—	113,493	—	—	(113,493)	—

Total revenues from continuing operations	$11,033,767	$2,857,025	$658,804	$1,306	$(113,493)	$14,437,409

Earnings (loss) before income taxes from continuing operations	$(698,598)	$265,591	$(309,154)	$(678,406)	$7,161	$(1,413,406)

			Energy
For the Quarter Ended July 31, 2002	Construction	Real Estate	Management	Parent	Eliminations	Consolidated

Revenues from unaffiliated customers	$14,428,033	$2,571,162	$665,587	$—	$—	$17,664,782
Interest and other income	4,959	44,368	—	14,542	(6,334)	57,535
Intersegment revenue	—	110,175	—	—	(110,175)	—

Total revenues from continuing operations	$14,432,992	$2,725,705	$665,587	$14,542	(116,509)	$17,722,317

Earnings (loss) before income taxes from continuing operations	$(81,445)	$123,545	$(142,254)	$(670,173)	$7,166	$(763,161)

NOTE 7. EARNINGS PER SHARE

     Basic earnings per share are computed by dividing net earnings by the weighted average shares outstanding during the reporting period. Diluted earnings per share are computed giving effect to dilutive stock equivalents resulting from outstanding stock options. The dilutive number of common shares for the first quarter of fiscal 2004 and 2003, were 2,914,271 and 2,937,609, respectively. Since the Company had losses from continuing operations for all periods presented, all stock equivalents were antidilutive during these periods, and are therefore excluded when determining the diluted weighted average shares outstanding.

NOTE 8. GOODWILL AND OTHER INTANGIBLE ASSETS

     The gross carrying amounts and accumulated amortization for all of the Company’s intangible assets as of July 31, 2003, are as follows:

	Gross Carrying	Accumulated
Amortized intangible assets	Amount	Amortization

Proprietary customer software solutions	$963,423	$435,845
Computer software	352,339	291,366
Real estate lease costs	1,608,688	740,091
Deferred loan costs	944,454	496,363
Other	28,660	6,450

	$3,897,564	$1,970,115

Unamortized intangible assets

Goodwill	$1,741,831
Trademark	315,261

$2,057,092

Aggregate amortization expense for all amortized intangible assets

For the three months ended July 31, 2003	$121,772

Estimated amortization expense for all amortized intangible assets for the fiscal year ended April 30,

2005	$439,221
2006	322,661
2007	189,126
2008	157,216
2009	121,085

NOTE 9. COMMITMENTS AND CONTINGENCIES

     As previously disclosed on Form 10-K for the year ended April 30, 2003, the Company announced on July 7, 2003, that an internal investigation, which was conducted by the Company’s legal counsel at the request of senior management, had revealed information suggesting that behavior in violation of Federal antitrust laws may have taken place in a certain job bidding process for one customer of the

Company’s subsidiary, Abrams Construction, Inc. The results of this investigation were reported to the Board of Directors of the Company on June 9, 2003. The Company has also voluntarily communicated the results of its investigation to the United States Department of Justice (“DOJ”) and is fully cooperating in the subsequent inquiry that has resulted. The DOJ, on July 1, 2003, issued a conditional letter of amnesty to the Company and its subsidiaries for their cooperation in recognizing and then immediately reporting the irregularities. The Company believes, based on its internal investigation, that the specific improprieties were confined to a bidding process for The Home Depot, Inc. (“Home Depot”), its largest customer. At this time, the Company has no reason to believe that any other customers were affected. The Company has also communicated its concerns about the job bidding process to Home Depot. The Company has conducted extensive additional training of all employees and is implementing additional procedures to prevent a recurrence of this behavior. The Company estimates the costs associated with this matter, including the Company’s internal investigation and its ongoing cooperation with the DOJ, are expected to approximate $750,000 in the current fiscal year ending April 30, 2004. Such cost estimates, however, are particularly difficult to make with any precision, and as a result the actual costs may be lower or higher than this amount. To date, no third party has made, or threatened to make, any claim in connection with this matter. It is possible, however, that claims could be made as a result of this situation.

     There have been no material changes to commitments and contingencies as disclosed on Form 10-K for the year ended April 30, 2003.

     Other than the costs of the Company’s internal investigation and ongoing cooperation associated with the DOJ, the Company believes the ultimate disposition of the above noted legal proceedings and claims or potential claims and those previously disclosed on Form 10-K for the year ended April 30, 2003, will not have a material adverse affect on the financial condition, cash flows, or results of operations of the Company; however, the Company cannot predict the ultimate disposition of the above noted claims, potential claims and proceedings, and therefore, the Company cannot be certain that the above noted legal proceedings and claims or potential claims will not have a material adverse affect on the financial condition, cash flows, or results of operations of the Company.

     The Company is subject to other various legal proceedings and claims that arise in the ordinary course of business. While the resolution of these matters cannot be predicted with certainty, the Company believes that the final outcome of these matters will not have a material adverse effect on the Company’s financial position or results of operations.

NOTE 10. REAL ESTATE HELD FOR FUTURE DEVELOPMENT OR SALE

Real estate held for future development or sale includes the Company’s remaining undeveloped land in Oakwood, Georgia, for which a contract has been executed to sell at a gain, by April 30, 2004. The contract may be cancelled on or before March 1, 2004.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The following discussion should be read in conjunction with the consolidated financial statements, including the notes to those statements, included elsewhere in this report. The Company also recommends that this management’s discussion and analysis be read in conjunction with the management’s discussion and analysis and consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended April 30, 2003.

     The Company’s fiscal year 2004 ends April 30, 2004.

Changes in CONSOLIDATED BALANCE SHEETS between April 30, 2003, and July 31, 2003.

     Accounts receivable decreased by $942,215, primarily due to the timing of the submission and payment of invoices for construction work performed and a decrease in construction revenues.

     Costs and earnings in excess of billings increased by $680,780 primarily due to the timing of the submission of invoices for construction work performed.

     Accrued expenses increased by $380,407, primarily due to legal costs that had been incurred, but that had not been billed as of July 31, 2003, related to the legal proceedings discussed in Note 9 to the consolidated financial statements.

Results of operations of first quarter of fiscal 2004 compared to first quarter of fiscal 2003.

REVENUES From Continuing Operations

     For the first quarter of fiscal 2004, consolidated revenues from continuing operations, including interest income and other income, and net of intersegment eliminations, were $14,437,409, compared to $17,722,317 for the first quarter of fiscal 2003, a decrease of 19%.

     The figures in Chart A are segment revenues from continuing operations, net of intersegment eliminations, and do not include interest income or other income.

CHART A
REVENUES FROM CONTINUING OPERATIONS SUMMARY BY SEGMENT
(Dollars in Thousands)

	First Quarter Ended
	July 31,		Amount	Percent
			Increase	Increase
	2003	2002	(Decrease)	(Decrease)

Construction (1)	$11,033	$14,428	$(3,395)	(24)
Real Estate (2)	2,726	2,571	155	6
Energy Management	659	666	(7)	(1)

	$14,418	$17,665	$(3,247)	(18)

NOTES TO CHART A

(1)	Revenues decreased for the first quarter of fiscal 2004 from that in 2003 primarily due to the Company’s ongoing election to reduce revenue volume rather than contract at prices that offered the Company unacceptable levels of potential profitability on a number of jobs for the Company’s largest customer (revenues from this customer were approximately $6.5 million in the first quarter of 2004 compared to $9.7 million in 2003, a 33% decrease). A majority of fiscal year ended 2003 and the first quarter of 2004 revenues were from jobs that the Company would not bid on today, because they would not meet the Company’s current profitability and risk criteria. The Company expects the trend of decreasing revenues from its largest customer to continue. The Company has continued to see a reduction in the number of construction jobs available in a very competitive marketplace, which is a result of a continuing weakness in capital spending by many retail companies. Although the Company has seen little indication that the possible construction job bidding improprieties described in Note 9 to the consolidated financial statements will negatively impact the Company’s ability to achieve future revenues, there can be no assurance that these possible improprieties will not have such effect. In fiscal 2003, the Company increased its new business development capabilities and efforts in order to identify customers and contracts that place more value on the Company’s high quality and high service approach, and is currently exploring different commercial market sectors for potential opportunities to broaden and increase Construction Segment revenues.

(2)	Revenues for the first quarter of fiscal 2004 increased from that in 2003 primarily due to an increase in common area maintenance income.

     The following table indicates the backlog of contracts and rental income for the next twelve months, by industry segment.

	July 31,

	2003	2002

Construction(1)	$10,608,000	$26,830,000
Real Estate-rental income(2)	8,932,000	9,016,000
Energy Management(3)	661,000	445,000

Total Backlog	$20,201,000	$36,291,000

(1)	See Note 1 to Chart A above.

(2)	Real estate backlog at July 31, 2003, does not include a contract, which has been executed, to sell the Company’s remaining undeveloped land in Oakwood, Georgia, for $1,503,000, by April 30, 2004. The contract may be cancelled on or before March 1, 2004.

(3)	All energy management contracts that can be cancelled with less than one year’s notice are not included in backlog. As of July 31, 2003, and 2002, such contracts totaled $1.2 million and $1.4 million, respectively, in potential revenue over the next twelve months, assuming cancellation provisions are not invoked.

COSTS AND EXPENSES APPLICABLE TO REVENUES
From Continuing Operations

     As a percentage of total segment revenues from continuing operations (See Chart A) for the first quarter of fiscal 2004 and 2003, the total applicable costs and expenses (See Chart B) were 88% and 92%, respectively. In reviewing Chart B, the reader should recognize that the volume of revenues generally will affect the amounts and percentages.

     The figures in Chart B are net of intersegment eliminations.

CHART B
COSTS AND EXPENSES APPLICABLE TO REVENUES
FROM CONTINUING OPERATIONS SUMMARY BY SEGMENT
(Dollars in Thousands)

			Percent of Segment Revenues
	First Quarter Ended		For First Quarter Ended
	July 31,		July 31,

	2003	2002	2003	2002

Construction(1)	$10,620	$14,246	96	99
Real Estate(2)	1,619	1,661	59	65
Energy Management	404	412	61	62

	$12,643	$16,319	88	92

NOTES TO CHART B

(1)	The decrease in the percentage of costs and expenses applicable to revenues for the first quarter of fiscal 2004 compared to the same period in 2003 is primarily attributable to losses in the amount of approximately $577,000 taken on jobs in the first quarter 2003. If not for the losses taken in the first quarter of 2003, the percent of segment revenues for first quarter of 2004 and 2003 would have been the same.

(2)	The decrease in the dollar amount and percentage of costs and expenses applicable to revenues from continuing operations for the first quarter of fiscal 2004 compared to the same period in 2003 is primarily attributable to the Company’s decision to no longer outsource asset management responsibilities resulting in a decrease in management fees of approximately $74,000 in fiscal 2004.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
From Continuing Operations

     For the first quarter of fiscal 2004 and 2003, selling, general and administrative expenses from continuing operations, net of intersegment eliminations, were $2,465,216 and $1,431,513, respectively. As a percentage of consolidated revenues from continuing operations, these expenses were 17% and 8%, respectively. In reviewing Chart C, the reader should recognize that the volume of revenues generally will affect the amounts and percentages. The percentages in Chart C are based upon expenses as they relate to segment revenues from continuing operations (Chart A), except that parent and total expenses relate to consolidated revenues from continuing operations.

CHART C
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
FROM CONTINUING OPERATIONS BY SEGMENT
(Dollars in Thousands)

			Percent of Segment Revenues
	First Quarter Ended		For First Quarter Ended
	July 31,		July 31,

	2003	2002	2003	2002

Construction(1)	$1,045	$204	9	1
Real Estate	226	204	8	8
Energy Management(2)	564	389	86	58
Parent	630	635	4	4

	$2,465	$1,432	17	8

NOTES TO CHART C

(1)	On a dollar and percentage basis, selling, general and administrative expenses were higher for the first quarter of fiscal 2004 compared to the same period in 2003 primarily due to: (a) the one-time reduction in fiscal 2003 expenses of $450,000, resulting from the decrease in an allowance for doubtful accounts reserve for a receivable from Montgomery Ward & Company; and (b) an increase in legal and professional fees in fiscal 2004 of approximately $367,000 primarily due to the Company’s internal investigation and ongoing cooperation with the U.S. Department of Justice as discussed in Note 9 to the consolidated financial statements.

(2)	On a dollar and percentage basis, selling, general and administrative expenses were higher for the first quarter of fiscal 2004 compared to the same period of 2003 primarily due to an increase in the number of personnel and other personnel costs.

Liquidity and capital resources.

     Between April 30, 2003, and July 31, 2003, working capital decreased by $628,091 primarily due to losses incurred during the first quarter of 2004. Operating activities used cash of $513,219, primarily because of losses incurred during the first quarter of 2004, an increase in costs and earnings in excess of billings offset by a decrease in receivables. Investing activities provided cash of $12,526. Financing activities used cash of $633,252, primarily for scheduled principal payments of mortgage notes and other long-term debt. Discontinued operations provided cash of $94,955 due to the collection of receivables.

     Except for certain real estate construction loans and occasional short-term operating loans, the Company generally has been able to finance its working capital needs through funds generated internally. If adequate funds are not generated through normal operations or the sale of income producing properties, the Company has available bank lines of credit. The bank lines of credit expire on October 30, 2003. The Company expects to renew the bank lines of credit, however, there can be no assurance that such renewal will take place.

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

     Certain statements contained or incorporated by reference in this Quarterly Report on Form 10-Q, including without limitation, statements containing the words “believes,” “anticipates,” “estimates,” “expects,” “plans,” and words of similar import, are forward-looking statements within the meaning of the federal securities laws. Such forward-looking statements involve known and unknown risks, uncertainties and other matters which may cause the actual results, performance, or achievements of the Company to be materially different from any future results, performance, or uncertainties expressed or implied by such forward-looking statements.

     Factors relating to general global, national, regional, and local economic conditions, including international political stability, national security, employment levels, wage and salary levels, consumer confidence, availability of credit, taxation policies, interest rates, capital spending, deflation, and inflation could negatively impact the Company and its customers, suppliers, and sources of capital. Any significant negative impact from these factors could result in material adverse effects on the Company’s results of operations and financial condition.

     The Company is at risk for many other matters beyond its control, including, but not limited to: the possible impact, if any, on revenues due to the possible construction job bidding improprieties described in Note 9 to the consolidated financial statements; the ultimate disposition of legal proceedings in which the Company is involved, including the U.S. Department of Justice’s inquiry into the aforementioned construction job bidding matter; the potential loss of significant customers; co-tenancy provisions in anchor tenant leases; the Company’s ability to sell or refinance its real estate; the Company’s ability to acquire a qualified replacement property for tax deferral purposes; the possibility of not achieving projected backlog revenues or not realizing earnings from such revenues; continuing competitive pressures on the availability and pricing of construction projects; the cost and availability of insurance; the ability of the Company to attract and retain key personnel; weather conditions; changes in laws and regulations, including changes in accounting standards, generally accepted accounting principles, and regulatory requirements of the SEC and NASDAQ; overall capital spending trends in the economy; the timing and amount of earnings recognition related to the possible sale of real estate properties held for sale; delays in or cancellations of customers’ orders; the ultimate collectibility of the Company’s receivable from the Montgomery Ward & Company bankruptcy; the level and volatility of interest rates; the failure of a subcontractor to perform; and the deterioration in the financial stability of an anchor tenant, significant subcontractor or other significant customer.

Critical Accounting Policies

A critical accounting policy is one that is both important to the portrayal of a Company’s financial position and results of operations, and requires the Company to make estimates and assumptions in certain circumstances that affect the amounts reported in the accompanying consolidated financial statements and related notes. In preparing these financial statements, the Company has made its best estimates and used its best judgments regarding certain amounts included in the financial statements, giving due consideration to materiality. The application of these accounting policies involves the exercise of judgment and the use of assumptions regarding future uncertainties, and as a result, actual results could differ from those estimates. Management believes that the Company’s most critical accounting policies include:

Revenue recognition

     Construction revenues are reported on the percentage-of-completion method, using costs incurred to date in relation to estimated total costs of the contracts, to measure the stage of completion. Original contract prices are adjusted for cumulative effects of changes in estimated total contract costs and revenues (change orders) in the amounts that are reasonably estimated based on the Company’s historical experience. The change orders are recorded in the period in which the facts requiring such revisions become known, and are accounted for using the percentage-of-completion method. At the time it is determined that a contract is expected to result in a loss, the entire estimated loss is recorded.

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

     Property and equipment are stated at cost, and are depreciated for financial reporting purposes using the straight-line method over the estimated useful lives of the assets. Significant additions that extend asset lives are capitalized. Normal maintenance and repair costs are expensed as incurred.

     Interest and other carrying costs related to real estate assets under construction are capitalized. Costs of development and construction of real estate assets are also capitalized. Capitalization of interest and other carrying costs are discontinued when a project is substantially completed or if active development ceases.

Impairment of long-lived assets and assets to be disposed of

     Long-lived assets and certain intangible assets, are required to be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset to estimated future net cash flows expected to be generated by the asset. If an asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the asset’s fair value. Assets to be disposed of are reported at the lower of their carrying amount or fair value less cost to sell.

Income taxes

     Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date of such change.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     There have been no other material changes since April 30, 2003.

ITEM 4. CONTROLS AND PROCEDURES

     Management has evaluated the Company’s disclosure and controls and procedures as defined by Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report. This evaluation was carried out with the participation of the Company’s Chief Executive Officer and Chief Financial Officer. Based on this evaluation, these officers have concluded that the Company’s disclosure controls and procedures were effective as of such date.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

31(a)	Certification of Chief Executive Officer, pursuant Rules 13a-14(a)/15d-14(a)
31(b)	Certification of Chief Financial Officer, pursuant Rules 13a-14(a)/15d-14(a)
32(a)	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes Oxley Act 2002
32(b)	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes Oxley Act 2002

(b)	Reports on Form 8-K during the quarter ended July 31, 2003

On July 8, 2003, the Company furnished on Form 8-K, pursuant to Item 9 thereof, a press release disclosing the Company’s cooperation with a U.S. Department of Justice investigation.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ABRAMS INDUSTRIES, INC. (Registrant)

Date:	September 12, 2003	/s/ Alan R. Abrams

Alan R. Abrams Chief Executive Officer

Date:	September 12, 2003	/s/ Melinda S. Garrett

Melinda S. Garrett Chief Financial Officer