Form 10-Q
period 2003-10-31
ABRAMS INDUSTRIES INC
filed 2003-12-15
CIK 1923

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q
QUARTERLY REPORT

Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934

For the quarter ended October 31, 2003

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

Yes ☐ No ☑

The number of shares of $1.00 par value Common Stock of the Registrant outstanding as of November 30, 2003, was 2,914,051.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ABRAMS INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	October 31, 2003	April 30, 2003

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$3,786,193	$5,157,639
Receivables (Note 4)	10,189,078	12,902,281
Less: Allowance for doubtful accounts	(511,459)	(492,045)
Assets of discontinued operations (Note 5)	—	102,146
Costs and earnings in excess of billings	1,048,216	503,113
Income tax receivable	171,907	171,907
Deferred income taxes	607,845	610,980
Other	756,778	554,396

Total current assets	16,048,558	19,510,417

INCOME-PRODUCING PROPERTIES, net	42,541,128	43,179,037
PROPERTY AND EQUIPMENT, net	383,642	471,813
OTHER ASSETS:
Real estate held for future development or sale	3,952,812	3,952,812
Intangible assets, net (Note 8)	2,166,427	2,335,827
Goodwill (Note 8)	1,741,831	1,741,831
Other	2,587,595	2,605,361

	$69,421,993	$73,797,098

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Trade and subcontractors payables	$5,670,891	$6,163,796
Accrued expenses	2,236,350	1,831,990
Liabilities of discontinued operations (Note 5)	—	563,584
Billings in excess of costs and earnings	605,284	682,674
Current maturities of long-term debt	2,686,874	2,630,282

Total current liabilities	11,199,399	11,872,326

DEFERRED INCOME TAXES	2,294,468	2,772,132
OTHER LIABILITIES	4,420,239	4,371,374
MORTGAGE NOTES PAYABLE, less current maturities	22,697,555	23,216,407
OTHER LONG-TERM DEBT, less current maturities	9,781,245	10,306,907

Total liabilities	50,392,906	52,539,146

COMMITMENTS AND CONTINGENCIES (Note 9)

SHAREHOLDERS’ EQUITY:
Common stock, $1 par value; 5,000,000 shares authorized; 3,060,239 issued and 2,914,151 outstanding in October 2003, 3,060,239 issued and 2,914,351 outstanding in April 2003	3,060,239	3,060,239
Additional paid-in capital	2,153,505	2,153,505
Deferred stock compensation	(6,329)	(16,598)
Retained earnings	14,496,519	16,734,753
Treasury stock, common shares, 146,088 in October 2003 and 145,888 in April 2003	(674,847)	(673,947)

Total shareholders’ equity	19,029,087	21,257,952

	$69,421,993	$73,797,098

See accompanying notes to consolidated financial statements.

ABRAMS INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	SECOND QUARTER ENDED		FIRST SIX MONTHS ENDED
	OCTOBER 31,		OCTOBER 31,

	2003	2002	2003	2002

REVENUES:
Construction	$10,375,580	$20,100,576	$21,408,625	$34,528,609
Rental income	2,649,560	2,616,381	5,375,277	5,187,543
Energy management	716,480	732,955	1,375,284	1,398,542

	13,741,620	23,449,912	28,159,186	41,114,694
Interest	4,116	19,378	9,952	35,385
Other	47,863	840	61,870	42,368

	13,793,599	23,470,130	28,231,008	41,192,447

COSTS AND EXPENSES:
Construction	9,997,762	19,776,804	20,617,445	34,022,219
Rental property operating expenses, excluding interest	1,678,047	1,565,132	3,297,370	3,226,360
Energy management	418,632	320,582	822,607	732,602

	12,094,441	21,662,518	24,737,422	37,981,181

Selling, general and administrative
Construction	1,251,845	711,342	2,297,491	914,807
Real estate	145,046	248,629	370,772	453,070
Energy management	638,029	454,570	1,201,756	843,644
Parent	525,987	550,622	1,156,104	1,185,155

	2,560,907	1,965,163	5,026,123	3,396,676

Interest costs incurred	724,947	717,801	1,467,565	1,453,103

	15,380,295	24,345,482	31,231,110	42,830,960

LOSS BEFORE INCOME TAXES FROM CONTINUING OPERATIONS	(1,586,696)	(875,352)	(3,000,102)	(1,638,513)
INCOME TAX BENEFIT	(530,000)	(338,787)	(995,000)	(637,000)

LOSS FROM CONTINUING OPERATIONS	(1,056,696)	(536,565)	(2,005,102)	(1,001,513)

DISCONTINUED OPERATIONS (Note 5):
Earnings (loss) from discontinued operations, adjusted for applicable income tax expense (benefit) of $0, $(3,195), $0 and $3,413, respectively	—	(6,017)	—	4,762
Gain on sale of assets of discontinued operations, adjusted for applicable income tax expense of $0, $0, $0 and $372,228, respectively	—	—	—	617,987

EARNINGS (LOSS) FROM DISCONTINUED OPERATIONS	—	(6,017)	—	622,749

NET LOSS	$(1,056,696)	$(542,582)	$(2,005,102)	$(378,764)

NET LOSS PER SHARE - BASIC AND DILUTED (Note 7):
From continuing operations	$(.36)	$(.18)	$(.69)	$(.34)
From discontinued operations	—	—	—	.21

NET LOSS PER SHARE - BASIC AND DILUTED	$(.36)	$(.18)	$(.69)	$(.13)

DIVIDENDS PER SHARE	$.04	$.04	$.08	$.08

WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC AND DILUTED	2,914,167	2,910,148	2,914,219	2,909,632

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	SIX MONTHS ENDED OCTOBER 31,

	2003	2002

Cash flows from operating activities:
Net loss	$(2,005,102)	$(378,764)
Adjustments to reconcile net loss to net cash used in operating activities:
Income from discontinued operations, net of tax	—	(622,749)
Depreciation and amortization	1,210,245	1,296,671
Deferred tax benefit	(1,030,922)	—
Recovery of doubtful accounts, net	(19,414)	(506,386)
Changes in assets and liabilities:
Receivables, net	2,685,884	(2,006,036)
Costs and earnings in excess of billings	(545,103)	163,353
Other current assets	(202,382)	(101,826)
Other assets	17,766	86,871
Trade and subcontractors payable	(492,905)	552,885
Accrued expenses	404,360	169,813
Billings in excess of costs and earnings	(77,390)	54,409
Other liabilities	48,865	(92,375)

Net cash used in operating activities	(6,098)	(1,384,134)

Cash flows from investing activities:
Additions to income-producing properties, net	(154,296)	(36,186)
Additions to property and equipment, net	(31,819)	(57,414)
Additions to intangible assets	(61,298)	(165,464)
Repayments received on notes receivable	66,147	4,967

Net cash used in investing activities	(181,266)	(254,097)

Cash flows from financing activities:
Debt proceeds	—	4,900,000
Debt repayments	(1,045,893)	(5,518,284)
Deferred loan costs paid	—	(107,788)
Repurchase of common stock	—	(470)
Cash dividends	(233,144)	(232,770)

Net cash used in financing activities	(1,279,037)	(959,312)

Cash flows from discontinued operations:
Operating activities	94,955	(120,325)
Mortgage payoff	—	(12,206,700)
Proceeds from sale of property, net of costs of sale	—	13,489,901

Net cash provided by discontinued operations	94,955	1,162,876

Net decrease in cash and cash equivalents	(1,371,446)	(1,434,667)
Cash and cash equivalents at beginning of period	5,157,639	7,911,205

Cash and cash equivalents at end of period	$3,786,193	$6,476,538

Supplemental disclosure of noncash financing activities:
Issuance of common stock under Stock Award Plan	$—	$5,500

See accompanying notes to consolidated financial statements.

ABRAMS INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2003, AND APRIL 30, 2003
(UNAUDITED)

NOTE 1. ORGANIZATION AND BUSINESS

     Abrams Industries, Inc. (together with its subsidiaries, the “Company”) was organized under Delaware law in 1960. In 1984, the Company changed its state of incorporation from Delaware to Georgia. The Company engages in: (i) commercial construction services; (ii) real estate investment and development; and (iii) energy and maintenance management.

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

     Certain reclassifications have been made to the fiscal 2003 consolidated financial statements to conform to classifications adopted in fiscal 2004.

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

     For purposes of the required pro forma disclosures, the Company has computed the value of all stock option awards granted for the second quarter and six months ended October 31, 2003, and 2002, using the Black-Scholes option pricing model.

     Options to purchase 672,252 shares were outstanding at October 31, 2003, of which 425,252 options were vested. No stock options or stock awards were granted in the second quarter or six months ended October 31, 2003. No options were granted in the second quarter ended October 31, 2002, and 609,000 options were granted in the six months ended October 31, 2002. If the Company had accounted for its stock-based compensation awards in accordance with SFAS No. 123, pro forma results would have been as follows:

	Quarter		Six Months
	Ended October 31,		Ended October 31,

	2003	2002	2003	2002

Net loss, as reported	$(1,056,696)	$(542,582)	$(2,005,102)	$(378,764)
Deduct: Total stock-based compensation expense as determined under fair value based method for all awards, net of related tax effects	(42,095)	(54,322)	(86,228)	(66,549)

Pro forma net loss	$(1,098,791)	$(596,904)	$(2,091,330)	$(445,313)

Net loss per share:
Basic and diluted - as reported	$(0.36)	$(0.18)	$(0.69)	$(0.13)

Basic and diluted - pro forma	$(0.38)	$(0.21)	$(0.72)	$(0.15)

NOTE 4. RECEIVABLES

     All net contract and trade receivables are expected to be collected within one year.

NOTE 5. DISCONTINUED OPERATIONS

     Effective May 1, 2002, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which requires, among other things, that the operating results of certain income-producing assets, sold subsequent to April 30, 2002, be included in discontinued operations in the statements of operations for all periods presented. On June 28, 2002, the Company sold its shopping center located in Englewood, Florida, and recognized a pretax gain of $990,215. As a result of the sale, the Company’s financial statements have been prepared with the property’s assets and liabilities, results of operations, cash flows, and the gain from the sale shown as discontinued operations. As of October 31, 2003, the Company had no assets that qualified as held for disposition or sale as defined by SFAS No. 144. Summarized financial information for discontinued operations for the second quarter and six months ended October 31 is as follows:

	Quarter ended
	October 31,
Results of operations	2003	2002

Revenues	$—	$—
Operating expenses, including amortization and interest	—	9,212

	$—	$(9,212)

	Six months ended
	October 31,
Results of operations	2003	2002

Revenues	$—	$289,173
Operating expenses, including amortization and interest	—	280,998

	$—	$8,175

	Balances at
Assets of discontinued operations	October 31, 2003	April 30, 2003

Receivables	$—	$57,020
Other	—	45,126

	$—	$102,146

	Balances at
Liabilities of discontinued operations	October 31, 2003	April 30, 2003

Income taxes	$—	$476,635
Accrued expenses	—	86,949

	$—	$563,584

NOTE 6. OPERATING SEGMENTS

     The table below exhibits selected financial data on a segment basis. Earnings (loss) from continuing operations before income taxes are total revenues less operating expenses of continuing operations, including depreciation and interest. Parent company expenses have not been allocated to the subsidiaries.

			Energy
For the Quarter Ended October 31, 2003	Construction	Real Estate	Management	Parent	Eliminations	Consolidated

Revenues from unaffiliated customers	$10,375,580	$2,649,560	$716,480	$—	$—	$13,741,620
Interest and other income	568	51,352	—	59	—	51,979
Intersegment revenue	98,422	114,439	—	—	(212,861)	—

Total revenues from continuing operations	$10,474,570	$2,815,351	$716,480	$59	$(212,861)	$13,793,599

Earnings (loss) before income taxes from continuing operations	$(937,245)	$264,168	$(340,700)	$(576,489)	$3,570	$(1,586,696)

			Energy
For the Quarter Ended October 31, 2002	Construction	Real Estate	Management	Parent	Eliminations	Consolidated

Revenues from unaffiliated customers	$20,100,576	$2,616,381	$732,955	$—	$—	$23,449,912
Interest and other income	3,157	12,417	—	4,644	—	20,218
Intersegment revenue	—	112,388	—	—	(112,388)	—

Total revenues from continuing operations	$20,103,733	$2,741,186	$732,955	$4,644	$(112,388)	$23,470,130

Earnings (loss) before income taxes from continuing operations	$(450,797)	$207,781	$(42,429)	$(597,066)	$7,159	$(875,352)

			Energy
For the Six Months Ended October 31, 2003	Construction	Real Estate	Management	Parent	Eliminations	Consolidated

Revenues from unaffiliated customers	$21,408,625	$5,375,277	$1,375,284	$—	$—	$28,159,186
Interest and other income	1,290	69,167	—	1,365	—	71,822
Intersegment revenue	98,422	227,932	—	—	(326,354)	—

Total revenues from continuing operations	$21,508,337	$5,672,376	$1,375,284	$1,365	$(326,354)	$28,231,008

Earnings (loss) before income taxes from continuing operations	$(1,635,843)	$529,759	$(649,854)	$(1,254,895)	$10,731	$(3,000,102)

			Energy
For the Six Months Ended October 31, 2002	Construction	Real Estate	Management	Parent	Eliminations	Consolidated

Revenues from unaffiliated customers	$34,528,609	$5,187,543	$1,398,542	$—	$—	$41,114,694
Interest and other income	8,116	56,785	—	19,186	(6,334)	77,753
Intersegment revenue	—	222,563	—	—	(222,563)	—

Total revenues from continuing operations	$34,536,725	$5,466,891	$1,398,542	$19,186	$(228,897)	$41,192,447

Earnings (loss) before income taxes from continuing operations	$(532,242)	$331,326	$(184,683)	$(1,267,239)	$14,325	$(1,638,513)

NOTE 7. EARNINGS (LOSS) PER SHARE

     Basic earnings per share are computed by dividing net earnings (loss) by the weighted average shares outstanding during the reporting period. Diluted earnings per share are computed giving effect to dilutive stock equivalents resulting from outstanding stock options. The dilutive effect on the number of common shares for the second quarter and the first six months of fiscal 2004 were 0 for both periods, and were 12,119 and 20,822 for the second quarter and the first six months of fiscal 2003, respectively. Since the Company had losses from continuing operations for all periods presented, all stock equivalents were antidilutive during these periods, and are therefore excluded when determining the diluted weighted average shares outstanding.

NOTE 8. GOODWILL AND OTHER INTANGIBLE ASSETS

     The gross carrying amounts and accumulated amortization for all of the Company’s intangible assets as of October 31, 2003, are as follows:

	Gross Carrying	Accumulated
Amortized intangible assets	Amount	Amortization

Proprietary customer software solutions	$969,386	$485,252
Computer software	352,339	299,736
Real estate lease costs	1,639,215	779,757
Deferred loan costs	946,954	513,477
Other	28,660	7,166

	$3,936,554	$2,085,388

Unamortized intangible assets

Goodwill	$1,741,831
Trademark	315,261

$2,057,092

NOTE 9. COMMITMENTS AND CONTINGENCIES

     As previously disclosed on Form 10-K for the year ended April 30, 2003, the Company announced on July 7, 2003, that an internal investigation, which was conducted by the Company’s legal counsel at the request of senior management, revealed information suggesting that behavior in violation of Federal antitrust laws may have taken place in a certain job bidding process for one customer of the Company’s subsidiary, Abrams Construction, Inc. The results of this investigation were reported to the Board of Directors of the Company on June 9, 2003. The Company has also voluntarily communicated the results of its investigation to the United States Department of Justice (“DOJ”) and is fully cooperating in the inquiry that resulted. The DOJ, on July 1, 2003, issued a conditional letter of amnesty to the Company and its subsidiaries for their cooperation in recognizing and then immediately reporting the irregularities. The Company believes, based on its internal investigation, that the specific improprieties were confined to a bidding process for The Home Depot, Inc. (“Home Depot”), its largest customer. At this time, the Company has no reason to believe that any other customers were affected by such behavior. The Company has also communicated its concerns about the job bidding process to Home Depot. The Company has conducted extensive additional training of all employees and has implemented additional procedures to prevent a recurrence of this behavior. Costs associated with this matter, including the Company’s internal investigation and its ongoing cooperation with the DOJ, are estimated to approximate

$1.2 million in the current fiscal year ending April 30, 2004. Such cost estimates, however, are particularly difficult to make with any precision, and as a result the actual costs may be lower or higher than this amount. To date, no third party has made, or threatened to make, any claim in connection with this matter. It is possible, however, that claims could be made as a result of this situation.

     On December 18, 2002, ASK Financial, counsel for Montgomery Ward LLC (“Ward”), filed a complaint in U.S. Bankruptcy Court in Delaware to recover approximately $1.84 million in alleged “preference” payments made by Montgomery Ward & Company to the Company, prior to Montgomery Ward & Company’s Chapter 11 bankruptcy filing on December 28, 2000. During the second quarter of fiscal 2004, the Company reached an agreement with representatives of the Ward estate to settle the claim for $84,184. The funds were paid and the claim was released in November 2003.

     On September 20, 2002, the Company’s subsidiary, Abrams Properties, Inc. (“API”), filed a claim in the Superior Court of Cobb County, Georgia, against API’s former real estate asset manager. The defendant subsequently made a demand against API for arbitration and filed a counterclaim. In January 2003, the Cobb County Superior Court denied the defendant’s demand for arbitration, but in July 2003 this decision was reversed by the Georgia Court of Appeals. The Company sought certiorari from the state of Georgia Supreme Court, which was denied in November 2003. The case was remanded to the Cobb County Superior Court. The dispute arises out of the defendant’s former provision of real estate asset management services to API. The Company believes API’s claims against its former asset manager and its defenses to the manager’s claims are meritorious and intends to continue to vigorously pursue its claims and assert its defenses.

     Other than the costs of the Company’s internal investigation and ongoing cooperation associated with the DOJ, the Company believes the ultimate disposition of the above noted legal proceedings and claims or potential claims, and those previously disclosed on Form 10-K for the year ended April 30, 2003, will not have a material adverse affect on the financial condition, cash flows, or results of operations of the Company; however, the Company cannot predict the ultimate disposition of the above noted claims, potential claims and proceedings, and therefore, the Company cannot be certain that the above noted legal proceedings and claims or potential claims will not have a material adverse affect on the financial condition, cash flows, or results of operations of the Company.

     The Company is subject to other various legal proceedings and claims that arise in the ordinary course of business. While the resolution of these matters cannot be predicted with certainty, the Company believes that the final outcome of these matters will not have a material adverse effect on the Company’s financial position or results of operations.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the consolidated financial statements, including the notes to those statements, which are presented elsewhere in this report. The Company also recommends that this discussion and analysis be read in conjunction with management’s discussion and analysis and consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended April 30, 2003.

     The Company’s fiscal year 2004 ends April 30, 2004.

Changes in CONSOLIDATED BALANCE SHEETS between April 30, 2003, and October 31, 2003

     Net accounts receivable decreased by $2,732,617, primarily due to the timing of the submission and payment of invoices for construction work performed and a decrease in construction revenues.

     Costs and earnings in excess of billings increased by $545,103 primarily due to the timing of the submission of invoices for construction work performed.

     Accrued expenses increased by $404,360, primarily due to legal costs that had been incurred, but that had not been billed as of October 31, 2003, related to the legal proceedings discussed in Note 9 to the consolidated financial statements.

Results of operations of the second quarter and first six months of fiscal 2004 compared to the second quarter and first six months of fiscal 2003

REVENUES From Continuing Operations

     For the second quarter of fiscal 2004, consolidated revenues from continuing operations, including interest income and other income, and net of intersegment eliminations, were $13,793,599, compared to $23,470,130 for the second quarter of fiscal 2003, a decrease of 41%. For the first six months of fiscal 2004, consolidated revenues from continuing operations were $28,231,008, compared to $41,192,447 for the first six months of fiscal 2003, a decrease of 31%.

     The figures in Chart A are segment revenues from continuing operations, net of intersegment eliminations, and do not include interest income or other income.

CHART A
REVENUES FROM CONTINUING OPERATIONS SUMMARY BY SEGMENT
(Dollars in Thousands)

	Second Quarter Ended				Six Months Ended
	October 31,		Amount	Percent	October 31,		Amount	Percent
			Increase	Increase			Increase	Increase
	2003	2002	(Decrease)	(Decrease)	2003	2002	(Decrease)	(Decrease)

Construction (1)	$10,376	$20,101	$(9,725)	(48)	$21,409	$34,529	$(13,120)	(38)
Real Estate (2)	2,650	2,616	34	1	5,375	5,187	188	4
Energy Management	716	733	(17)	(2)	1,375	1,399	(24)	(2)

	$13,742	$23,450	$(9,708)	(41)	$28,159	$41,115	$(12,956)	(32)

NOTES TO CHART A

(1)	Revenues decreased for the second quarter and the first six months of fiscal 2004 from the comparable periods in 2003 primarily due to the Company’s ongoing election to reduce revenue volume rather than contract at prices that offer the Company unacceptable levels of potential profitability on a number of jobs for the Company’s largest customer (revenues from this customer decreased by approximately $8.5 million in the second quarter and $11.7 million in the first six months of 2004 as compared to the same periods in 2003, a 55% and 46% decrease, respectively). The Company is currently not negotiating or bidding any new work for this customer. A majority of the revenues in fiscal 2003 and the second quarter and first six months of fiscal 2004 were from jobs that the Company would not bid on today, because they would not meet the Company’s current profitability and risk criteria. The Company expects the trend of decreasing revenues from its largest customer to continue. The Company has continued to see a reduction in the number of construction jobs available in a very competitive marketplace, which is a result of a continuing weakness in capital spending by many retail companies. These factors are expected to continue to depress construction segment revenues, as is reflected in the construction backlog table below. Although the Company has seen little indication that the possible construction job bidding improprieties described in Note 9 to the consolidated financial statements will negatively impact the Company’s ability to achieve future revenues, there can be no assurance that these possible improprieties will not have such effect. In fiscal 2003, the Company increased its new business development capabilities and continues in its efforts to identify customers and contracts that place more value on the Company’s high quality and high service approach. Additionally, it is currently exploring different commercial market sectors for potential opportunities to broaden and increase construction segment revenues.

(2)	Revenues for the first six months of fiscal 2004 increased from that in 2003 primarily due to an increase in common area maintenance income of approximately $181,000 and percentage rent of approximately $56,000.

     The following table indicates the backlog of contracts and rental income for the next twelve months, by industry segment.

	October 31,

	2003	2002

Construction (1)	$2,746,000	$15,011,000
Real Estate-rental income (2)	9,070,000	9,172,000
Real Estate-sales (3)	—	850,000
Energy Management (4)	664,000	619,000
Less: Intersegment eliminations	(935,000)	(467,000)

Total Backlog	$11,545,000	$25,185,000

(1)	See Note 1 to Chart A above. The intersegment eliminations reported include intercompany revenues of $493,000 related to construction work to be performed for the real estate segment at one of its shopping centers.

(2)	Included in Real Estate-rental income at October 30, 2002, is approximately $255,000 related to a Kmart leaseback sublease that was terminated by the Company in November 2003. This amount is offset by several lease renewals in fiscal 2004.

(3)	Contracts to sell an outparcel in Jackson, Michigan, and an outparcel and an anchor store pad in Davenport, Iowa were included in Real estate-sales backlog at October 31, 2002. The Davenport properties and the Jackson outparcel were each sold at a gain. Real estate backlog at October 31, 2003, does not include a contract, which has been executed, to sell the Company’s remaining undeveloped land in Oakwood, Georgia, for approximately $1.5 million. The contract may be cancelled on or before March 1, 2004. The intersegment eliminations reported include intercompany rent of $442,000 and $467,000 as of October 31, 2003 and 2002, respectively.

(4)	All energy management contracts that can be cancelled with less than one year’s notice are not included in backlog. As of October 31, 2003, and 2002, such contracts totaled $1.09 million and $1.05 million, respectively, in potential revenue over the next twelve months, assuming cancellation provisions are not invoked.

COSTS AND EXPENSES APPLICABLE TO REVENUES
From Continuing Operations

     As a percentage of total segment revenues from continuing operations (See Chart A) for the second quarters and the first six months of fiscal 2004 and 2003, the total applicable costs and expenses (See Chart B) were 88% and 92%, respectively. In reviewing Chart B, the reader should recognize that the volume of revenues generally will affect the amounts and percentages.

     The figures in Chart B are net of intersegment eliminations.

CHART B
COSTS AND EXPENSES APPLICABLE TO REVENUES
FROM CONTINUING OPERATIONS SUMMARY BY SEGMENT
(Dollars in Thousands)

			Percent of Segment				Percent of Segment
			Revenues for				Revenues for
	Second Quarter Ended		Second Quarter Ended		Six Months Ended		Six Months Ended
	October 31,		October 31,		October 31,		October 31,

	2003	2002	2003	2002	2003	2002	2003	2002

Construction (1)	$9,998	$19,777	96	98	$20,617	$34,022	96	99
Real Estate (2)	1,678	1,565	63	60	3,297	3,226	61	62
Energy Management (3)	419	321	59	44	823	733	60	52

	$12,095	$21,663	88	92	$24,737	$37,981	88	92

NOTES TO CHART B

(1)	The decrease in the percentage of costs and expenses applicable to revenues for the second quarter and first six months of fiscal 2004 compared to the same periods in 2003 is primarily attributable to a reduction in the number of loss jobs and the amount of losses taken on jobs as well as better profitability on a few jobs than comparable work in prior periods.

(2)	The increase in the dollar amount and percentage of costs and expenses applicable to revenues from continuing operations for the second quarter of fiscal 2004 compared to the same period in 2003 is primarily attributable to: (a) an increase in fiscal 2004 common area maintenance expenses (See Note 2 to Chart A) of approximately $61,000; (b) recoveries of bad debt expense of approximately $86,000 in fiscal 2003, which reduced costs and expenses for that period; and (c) the Company no longer outsourcing asset management responsibilities resulting in a decrease in fiscal 2004 management fees of approximately $42,000.

(3)	The increase in the dollar amount and percentage of costs and expenses applicable to revenues from continuing operations for the second quarter and first six months of fiscal 2004 compared to the same periods in 2003 is primarily a result of the change in the mix of services and products sold as well as an increase in personnel and personnel related costs incurred in order to enhance the quality of the Company’s service offerings.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
From Continuing Operations

     For the second quarters of fiscal 2004 and 2003, selling, general and administrative expenses from continuing operations, net of intersegment eliminations, were $2,560,907 and $1,965,163, respectively. As a percentage of consolidated revenues from continuing operations, these expenses were 19% and 8%, respectively. For the first six months of 2004 and 2003, selling, general and administrative expenses from continuing operations, net of intersegment eliminations, were $5,026,123 and $3,396,676, respectively. As a percentage of consolidated revenues from continuing operations, these expenses were 18% and 8%, respectively. In reviewing Chart C, the reader should recognize that the volume of revenues generally will affect the amounts and percentages. The percentages in Chart C are based upon expenses as they relate to segment revenues from continuing operations (Chart A), except that parent and total expenses relate to consolidated revenues from continuing operations.

CHART C
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
FROM CONTINUING OPERATIONS BY SEGMENT
(Dollars in Thousands)

			Percent of Segment				Percent of Segment
			Revenues for				Revenues for
	Second Quarter Ended		Second Quarter Ended		Six Months Ended		Six Months Ended
	October 31,		October 31,		October 31,		October 31,

	2003	2002	2003	2002	2003	2002	2003	2002

Construction (1)	$1,252	$711	12	4	$2,297	$915	11	3
Real Estate (2)	145	249	5	10	371	453	7	9
Energy Management (3)	638	455	89	62	1,202	844	87	60
Parent (4)	526	550	4	2	1,156	1,185	4	3

	$2,561	$1,965	19	8	$5,026	$3,397	18	8

NOTES TO CHART C

(1)	On a dollar and percentage basis, selling, general and administrative expenses were higher for the second quarter and for the first six months of fiscal 2004 compared to the same periods in 2003 primarily due to: (a) an increase in legal and professional fees in the second quarters and the first six months of fiscal 2004 of approximately $535,000 and $902,000, respectively, primarily due to the Company’s internal investigation and ongoing cooperation with the U.S. Department of Justice as discussed in Note 9 to the consolidated financial statements; (b) the one-time reduction of $450,000 in the first six months of fiscal 2004 relating to fiscal 2003 expenses, resulting from the decrease in an allowance for doubtful accounts reserve for a receivable from Montgomery Ward & Company; offset by (c) a reduction in salary costs of $112,000 and $136,000 offset by hiring and severance costs of $51,000 and $98,000 in the second quarter and first six months of fiscal 2004, respectively.

(2)	On a dollar and percentage basis, selling, general and administrative expenses were lower for the second quarter and the first six months of fiscal 2004 compared to the same periods in 2003 primarily due to: (a) the decrease in legal and professional fees of approximately $89,500 and $65,000 in the second quarter and first six months of fiscal 2004, respectively; and (b) the decrease in asset management fees paid to a third party of approximately $43,500 and $87,000 in the second quarter and the first six months of fiscal 2004, respectively.

(3)	On a dollar and percentage basis, selling, general and administrative expenses were higher for the second quarter and first six months of fiscal 2004 compared to the same periods in 2003, primarily due to an increase in the number of personnel and other personnel costs. Such personnel related costs are primarily a result of enhanced sales and marketing resources as well as severance costs.

(4)	Although, selling, general and administrative expenses were lower on a dollar basis, on a percentage basis, selling, general and administrative expenses were higher for the second quarter and the first six months of fiscal 2004 compared to the same periods in 2003 primarily due to the reduction of revenues.

Liquidity and capital resources

     Between April 30, 2003, and October 31, 2003, working capital decreased by $2,788,932 primarily due to losses from continuing operations, the collection of receivables, and the reduction of revenues during the first six months of fiscal 2004. Operating activities used cash of $6,098, primarily due to losses incurred during the first six months of fiscal 2004, an increase in costs and earnings in excess of billings, offset by a decrease in receivables. Investing activities used cash of $181,266. Financing activities used cash of $1,279,037, primarily for scheduled principal payments of mortgage notes and other long-term debt. Discontinued operations provided cash of $94,955 due to the collection of receivables.

     In fiscal 2004, the Company plans to invest approximately $800,000 of its available cash to complete the build-out of approximately 21,000 square feet of vacant space in its Jackson, Michigan shopping center. The Company is also currently marketing this center for sale. The mortgage loan on the property may be assumed by the buyer or paid off at closing if such sale takes place. There is a prepayment penalty associated with the early repayment of the mortgage loan which can be prepaid with 60 days prior written notice. The prepayment penalty is equal to the greater of 1% of the principal balance or the difference between the present value of the remaining principal and interest payments, using the designated annual Treasury note yield as the discount rate, and the loan amount. Management estimates that the Company could incur a prepayment penalty of approximately $925,000 if a sale takes place and the loan is not assumed by the buyer. There can be no assurance that the property will be sold or that sufficient proceeds from the sale of the property would be available to pay off the loan.

     In conjunction with the origination of the mortgage loan on the Jackson, Michigan shopping center, the Company obtained an irrevocable, standby letter of credit in the amount of $500,000. The letter of credit was originally issued in July 1997, and has been extended to mature on March 31, 2004. The mortgage lender is allowed to draw on the letter in order to reduce the related mortgage loan if certain leasing requirements are not met. The letter of credit is secured by a bank line of credit, as discussed below.

     Except for certain real estate construction loans and occasional short-term operating loans, the Company generally has been able to finance its working capital needs through funds generated internally. If adequate funds are not generated through normal operations or from the sale of income producing properties, the Company has available bank lines of credit. In October 2003, the lines of credit were renewed and currently provide commitments from a bank for unsecured lines of credit totaling $7 million, of which a total of $650,000 is restricted as it secures letters of credit. These lines of credit bear interest at the prime rate or LIBOR plus 2%, and have a commitment fee of 0.375% on any unused portion. The bank lines of credit expire on October 30, 2004. At October 31, 2003, no amounts were outstanding under these lines of credit.

     In October 2003, the maturity date of the loan related to the Company’s shopping center in North Ft. Myers, Florida, was extended to February 2005. The Company is currently marketing the shopping center for sale. There can be no assurance that the property will be sold or that sufficient proceeds from the sale of the property would be available to pay off the loan on or before its maturity.

     The Company estimates the costs associated with the U.S. Department of Justice investigation described under “ITEM 3. LEGAL PROCEEDINGS,” including the Company’s internal investigation and its ongoing cooperation with the Justice Department, are expected to approximate $1.2 million in the current fiscal year ending April 30, 2004. Such cost estimates, however, are particularly difficult to make with any precision, and as a result the actual costs may be lower or higher than this amount.

     The Company anticipates that its equity, lines of credit, potential proceeds from sales of real estate, potential cash flow provided by financing or refinancing of debt, and cash flow generated from operations will, for the foreseeable future, provide adequate liquidity and financial flexibility to meet the Company’s needs to fund working capital, capital expenditures, and investment activities.

Cautionary statement regarding forward-looking statements

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

     The Company is at risk for many other matters beyond its control, including, but not limited to: the possible impact, if any, on revenues due to the possible construction job bidding improprieties described in Note 9 to the consolidated financial statements; the ultimate disposition of legal proceedings in which the Company is involved, including the U.S. Department of Justice’s inquiry into the aforementioned construction job bidding matter; the potential loss of significant customers; co-tenancy provisions in anchor tenant leases; the Company’s ability to sell or refinance its real estate; the Company’s ability to acquire a qualified replacement property for tax deferral purposes; the possibility of not achieving projected backlog revenues or not realizing earnings from such revenues; continuing competitive pressures on the availability and pricing of construction projects; the cost and availability of insurance; the ability of the Company to attract and retain key personnel; weather conditions; changes in laws and regulations, including changes in accounting standards, generally accepted accounting principles, and regulatory requirements of the SEC and NASDAQ; overall vacancy rates in markets where the Company leases retail and office space; overall capital spending trends in the economy; the timing and amount of earnings recognition related to the possible sale of real estate properties held for sale; delays in or cancellations of customers’ orders; the ultimate collectibility of the Company’s receivable from the Montgomery Ward & Company bankruptcy; the level and volatility of interest rates; the failure of a subcontractor to perform; and the deterioration in the financial stability of an anchor tenant, significant subcontractor or other significant customer.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     See “ITEM 2. Liquidity and capital resources” for discussion regarding the debt on the Company’s shopping centers in Jackson, Michigan, and North Ft. Myers, Florida and the renewal of the Company’s lines of credit. There have been no other material changes since April 30, 2003. Refer to the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2003, for detailed disclosures about quantitative and qualitative disclosures about market risk.

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

     There was no change in the Company’s internal control over financial reporting that occurred during the period covered by this quarterly report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 3. LEGAL PROCEEDINGS

     As previously disclosed on Form 10-K for the year ended April 30, 2003, the Company announced on July 7, 2003, that an internal investigation, which was conducted by the Company’s legal counsel at the request of senior management, revealed information suggesting that behavior in violation of Federal antitrust laws may have taken place in a certain job bidding process for one customer of the Company’s subsidiary, Abrams Construction, Inc. The results of this investigation were reported to the Board of Directors of the Company on June 9, 2003. The Company has also voluntarily communicated the results of its investigation to the United States Department of Justice (“DOJ”) and is fully cooperating in the inquiry that resulted. The DOJ, on July 1, 2003, issued a conditional letter of amnesty to the Company and its subsidiaries for their cooperation in recognizing and then immediately reporting the irregularities. The Company believes, based on its internal investigation, that the specific improprieties were confined to a bidding process for The Home Depot, Inc. (“Home Depot”), its largest customer. At this time, the Company has no reason to believe that any other customers were affected by such behavior. The Company has also communicated its concerns about the job bidding process to Home Depot. The Company has conducted extensive additional training of all employees and has implemented additional procedures to prevent a recurrence of this behavior. Costs associated with this matter, including the Company’s internal investigation and its ongoing cooperation with the DOJ, are estimated to approximate $1.2 million in the current fiscal year ending April 30, 2004. Such cost estimates, however, are particularly difficult to make with any precision, and as a result the actual costs may be lower or higher than this amount. To date, no third party has made, or threatened to make, any claim in connection with this matter. It is possible, however, that claims could be made as a result of this situation.

     On December 18, 2002, ASK Financial, counsel for Montgomery Ward LLC (“Ward”), filed a complaint in U.S. Bankruptcy Court in Delaware to recover approximately $1.84 million in alleged “preference” payments made by Montgomery Ward & Company to the Company, prior to Montgomery Ward & Company’s Chapter 11 bankruptcy filing on December 28, 2000. During the second quarter of fiscal 2004, the Company reached an agreement with representatives of the Ward estate to settle the claim for $84,184. The funds were paid and the claim was released in November 2003.

     On September 20, 2002, the Company’s subsidiary, Abrams Properties, Inc. (“API”), filed a claim in the Superior Court of Cobb County, Georgia, against API’s former real estate asset manager. The defendant subsequently made a demand against API for arbitration and filed a counterclaim. In January 2003, the Cobb County Superior Court denied the defendant’s demand for arbitration, but in July 2003 this decision was reversed by the Georgia Court of Appeals. The Company sought certiorari from the state of Georgia Supreme Court, which was denied during the second quarter of fiscal 2004. The case was remanded to the Cobb County Superior Court. The dispute arises out of the defendant’s former provision of real estate asset management services to API. The Company believes API’s claims against its former asset manager and its defenses to the manager’s claims are meritorious and intends to continue to vigorously pursue its claims and assert its defenses.

     Other than the costs of the Company’s internal investigation and ongoing cooperation associated with the DOJ, the Company believes the ultimate disposition of the above noted legal proceedings and claims or potential claims, and those previously disclosed on Form 10-K for the year ended April 30, 2003, will not have a material adverse affect on the financial condition, cash flows, or results of operations of the Company; however, the Company cannot predict the ultimate disposition of the above noted claims, potential claims and proceedings, and therefore, the Company cannot be certain that the above noted legal proceedings and claims or potential claims will not have a material adverse affect on the financial condition, cash flows, or results of operations of the Company.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     At the Company’s Annual Meeting, held on September 10, 2003, the shareholders voted upon and approved the Nominees for the Board of Directors. The voting was as follows:

DIRECTORS	VOTES FOR	VOTES WITHHELD

Alan R. Abrams	2,766,541	24,972
David L. Abrams	2,780,561	10,952
J. Andrew Abrams	2,779,361	12,152
Samuel E. Allen	2,780,561	10,952
Gilbert L. Danielson	2,780,461	11,052
Melinda S. Garrett	2,779,261	12,252
Robert T. McWhinney, Jr.	2,780,461	11,052
Felker W. Ward, Jr.	2,780,561	10,952

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

	31(a)	Certification of Chief Executive Officer, pursuant Rules 13a-14(a)/15d-14(a)

	31(b)	Certification of Chief Financial Officer, pursuant Rules 13a-14(a)/15d-14(a)

	32(a)	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes Oxley Act 2002

	32(b)	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes Oxley Act 2002

(b)	Reports on Form 8-K during the quarter ended October 31, 2003

None.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ABRAMS INDUSTRIES, INC.

(Registrant)

Date: December 12, 2003	/s/ Alan R. Abrams

Alan R. Abrams
Chief Executive Officer

Date: December 12, 2003	/s/ Mark J. Thomas

Mark J. Thomas
Chief Financial Officer