Form 10-Q
period 2004-01-31
ABRAMS INDUSTRIES INC
filed 2004-03-16
CIK 1923

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q
QUARTERLY REPORT

Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934

For the quarter ended January 31, 2004

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

Yes ☐      No ☑

The number of shares of $1.00 par value Common Stock of the Registrant outstanding as of February 29, 2004, was 3,057,793.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ABRAMS INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	January 31, 2004	April 30, 2003
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$4,048,172	$5,157,639
Short-term investments	200,000	—
Receivables (Note 4)	7,667,127	12,902,281
Less: Allowance for doubtful accounts	(477,377)	(492,045)
Assets of discontinued operations (Note 5)	—	102,146
Costs and earnings in excess of billings	289,597	503,113
Income tax receivable	171,907	171,907
Deferred income taxes	607,845	610,980
Other	877,182	554,396

Total current assets	13,384,453	19,510,417

INCOME-PRODUCING PROPERTIES, net	42,891,231	43,179,037
PROPERTY AND EQUIPMENT, net	686,326	471,813
OTHER ASSETS:
Real estate held for future development or sale	3,952,812	3,952,812
Intangible assets, net (Note 8)	2,594,930	2,335,827
Goodwill (Note 8)	4,611,257	1,741,831
Other	2,777,622	2,605,361

	$70,898,631	$73,797,098

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Trade and subcontractors payables	$3,924,541	$6,163,796
Accrued expenses	1,884,082	1,831,990
Liabilities of discontinued operations (Note 5)	—	563,584
Billings in excess of costs and earnings	426,553	682,674
Bank loans payable	3,000,000	—
Current maturities of long-term debt	2,792,837	2,630,282

Total current liabilities	12,028,013	11,872,326

DEFERRED INCOME TAXES	1,839,792	2,772,132
OTHER LIABILITIES	6,530,455	4,371,374
MORTGAGE NOTES PAYABLE, less current maturities	22,442,198	23,216,407
OTHER LONG-TERM DEBT, less current maturities	9,511,738	10,306,907

Total liabilities	52,352,196	52,539,146

COMMITMENTS AND CONTINGENCIES (Note 9)
SHAREHOLDERS’ EQUITY:
Common stock, $1 par value; 5,000,000 shares authorized; 3,204,081 issued and 3,057,793 outstanding in January 2004, 3,060,239 issued and 2,914,351 outstanding in April 2003	3,204,081	3,060,239
Additional paid-in capital	2,562,639	2,153,505
Deferred stock compensation	(41,414)	(16,598)
Retained earnings	13,496,776	16,734,753
Treasury stock, common shares, 146,288 in January 2004 and 145,888 in April 2003	(675,647)	(673,947)

Total shareholders’ equity	18,546,435	21,257,952

	$70,898,631	$73,797,098

See accompanying notes to consolidated financial statements.

ABRAMS INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

			FIRST
	THIRD QUARTER ENDED		NINE MONTHS ENDED
	JANUARY 31,		JANUARY 31,
	2004	2003	2004	2003
REVENUES:
Energy management	$756,981	$723,490	$2,132,265	$2,122,032
Facility services (Note 10)	546,744	—	546,744	—
Construction	2,378,540	11,824,634	23,787,165	46,353,243
Rental income	2,589,705	2,818,376	7,964,982	8,005,919
Real estate sales	—	434,561	—	434,561

	6,271,970	15,801,061	34,431,156	56,915,755

Interest	322	13,484	10,274	48,869
Other	23,328	10,737	85,198	53,105

	6,295,620	15,825,282	34,526,628	57,017,729

COSTS AND EXPENSES:
Energy management	383,263	432,551	1,205,870	1,165,153
Facility services (Note 10)	369,192	—	369,192	—
Construction	2,581,359	11,460,006	23,198,804	45,482,225
Rental property operating expenses, excluding interest	1,597,335	1,824,637	4,894,705	5,050,997
Cost of real estate sold	—	196,087	—	196,087

	4,931,149	13,913,281	29,668,571	51,894,462

Selling, general and administrative
Energy management	487,378	442,380	1,689,134	1,286,024
Facility services (Note 10)	244,388	—	244,388	—
Construction	607,077	734,505	2,904,568	1,649,312
Real estate	217,900	263,381	588,672	716,451
Parent	393,445	631,347	1,549,549	1,816,502

	1,950,188	2,071,613	6,976,311	5,468,289

Interest costs incurred	730,464	818,074	2,198,029	2,271,177

	7,611,801	16,802,968	38,842,911	59,633,928

LOSS BEFORE INCOME TAXES FROM CONTINUING OPERATIONS	(1,316,181)	(977,686)	(4,316,283)	(2,616,199)
INCOME TAX BENEFIT	(433,000)	(375,000)	(1,428,000)	(1,012,000)

LOSS FROM CONTINUING OPERATIONS	(883,181)	(602,686)	(2,888,283)	(1,604,199)

DISCONTINUED OPERATIONS (Note 5):
Earnings (loss) from discontinued operations, adjusted for applicable income tax expense of $0, $0, $0, and $3,413, respectively	—	(479)	—	4,283
Gain on sale of assets of discontinued operations, adjusted for applicable income tax expense of $0, $0, $0 and $372,228, respectively	—	—	—	617,987

EARNINGS (LOSS) FROM DISCONTINUED OPERATIONS	—	(479)	—	622,270

NET LOSS	$(883,181)	$(603,165)	$(2,888,283)	$(981,929)

NET EARNINGS (LOSS) PER SHARE - BASIC AND DILUTED (Note 9):
From continuing operations	$(.30)	$(.21)	$(.98)	$(.55)
From discontinued operations	—	—	—	.21

NET EARNINGS (LOSS) PER SHARE - BASIC AND DILUTED	$(.30)	$(.21)	$(.98)	$(.34)

DIVIDENDS PER SHARE	$.04	$.04	$.12	$.12

WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC AND DILUTED	2,980,878	2,910,051	2,936,438	2,909,771

See accompanying notes to consolidated financial statements.

ABRAMS INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	NINE MONTHS ENDED JANUARY 31,
	2004	2003
Cash flows from operating activities:
Net loss	$(2,888,283)	$(981,929)
Adjustments to reconcile net loss to net cash used in operating activities:
Income from discontinued operations, net of tax	—	(622,270)
Depreciation and amortization	1,809,232	1,910,170
Gain on sale of real estate	—	(238,474)
Deferred tax benefit	(1,485,598)	—
Recovery of doubtful accounts, net	(14,668)	(516,936)
Changes in assets and liabilities:
Receivables	5,737,170	388,796
Costs and earnings in excess of billings	309,756	(707,828)
Other current assets	(255,268)	(27,904)
Other assets	(172,261)	244,023
Trade and subcontractors payable	(2,778,923)	(2,266,944)
Accrued expenses	(26,699)	(167,269)
Billings in excess of costs and earnings	(511,841)	422,883
Other liabilities	212,451	(71,815)

Net cash used in operating activities	(64,932)	(2,635,497)

Cash flows from investing activities:
Proceeds from sale of real estate, net	—	422,048
Additions to income-producing properties, net	(899,456)	(36,185)
Additions to property and equipment, net	(46,922)	(68,597)
Additions to intangible assets	(65,339)	(202,168)
Acquisition, net of cash acquired	(1,059,210)	—
Purchase of short-term investments	(200,000)	—
Repayments received on notes receivable	66,147	7,543

Net cash (used in) provided by investing activities	(2,204,780)	122,641

Cash flows from financing activities:
Debt proceeds	—	4,900,000
Proceeds from line of credit	3,000,000	—
Debt repayments	(1,583,304)	(6,015,320)
Deferred loan costs paid	—	(107,788)
Repurchase of common stock	(1,700)	(470)
Cash dividends	(349,706)	(349,177)

Net cash provided by (used in) financing activities	1,065,290	(1,572,755)

Cash flows from discontinued operations:
Operating activities	94,955	(138,787)
Mortgage payoff	—	(12,206,700)
Proceeds from sale of property, net of costs of sale	—	13,489,901

Net cash provided by discontinued operations	94,955	1,144,414

Net decrease in cash and cash equivalents	(1,109,467)	(2,941,197)
Cash and cash equivalents at beginning of period	5,157,639	7,911,205

Cash and cash equivalents at end of period	$4,048,172	$4,970,008

Supplemental disclosure of noncash financing activities:
Issuance of common stock under Stock Award Plan	$41,700	$5,500

See accompanying notes to consolidated financial statements.

ABRAMS INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2004, AND APRIL 30, 2003
(UNAUDITED)

NOTE 1. ORGANIZATION AND BUSINESS

     Abrams Industries, Inc. (together with its subsidiaries, the “Company”) was organized under Delaware law in 1960. In 1984, the Company changed its state of incorporation from Delaware to Georgia. The Company (i) provides energy management and maintenance management services; (ii) provides facility services including energy efficient lighting system installation services; (iii) provides commercial construction services; and (iv) engages in real estate investment and development.

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

     For purposes of the required pro forma disclosures, the Company has computed the value of all stock option awards granted for the third quarter and nine months ended January 31, 2004, and January 31, 2003, using the Black-Scholes option pricing model.

     Options to purchase 690,592 shares were outstanding at January 31, 2004, of which 303,592 options were vested. The Company granted 186,000 stock options and 10,000 shares of stock in the third quarter and in the nine months ended January 31, 2004. No options or shares of stock were granted in the third quarter ended January 31, 2003, and 609,000 options and 1,100 shares of stock were granted in the nine months ended January 31, 2003. The number of options forfeited in the third quarter of fiscal 2004 and fiscal 2003 was 23,294 and 12,683, respectively. The number of options forfeited in the nine months of fiscal 2004 and fiscal 2003 was 237,294 and 17,183, respectively. If the Company had accounted for its stock-based compensation awards in accordance with SFAS No. 123, pro forma results would have been as follows:

	Quarter		Nine Months
	Ended January 31,		Ended January 31,
	2004	2003	2004	2003
Net loss, as reported	$(883,181)	$(603,165)	$(2,888,283)	$(981,929)
Deduct: Total stock-based compensation expense as determined under fair value based method for all awards, net of related tax effects	(62,920)	(51,098)	(136,042)	(114,974)
Add: Forfeitures, net of related tax effects	10,631	1,630	119,778	1,947

Pro forma net loss	$(935,470)	$(652,633)	$(2,904,547)	$(1,094,956)

Net loss per share:
Basic and diluted - as reported	$(0.30)	$(0.21)	$(0.98)	$(0.34)

Basic and diluted - pro forma	$(0.31)	$(0.22)	$(0.99)	$(0.38)

NOTE 4. RECEIVABLES

     All net contract and trade receivables are expected to be collected within one year.

NOTE 5. DISCONTINUED OPERATIONS

     The Company is in the business of creating long-term value by periodically realizing gains through the sale of existing real estate assets, and then redeploying its capital by reinvesting the proceeds from such sales. Effective May 1, 2002, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which requires, among other things, that the operating results of certain income-producing assets, sold subsequent to April 30, 2002, be included in discontinued operations in the statements of operations for all periods presented. The Company classifies an asset as held for sale when the asset is under a binding sales contract with minimal contingencies and the buyer is materially at risk if the buyer fails to complete the transaction. However, each potential transaction is evaluated based on its separate facts and circumstances. Pursuant to this standard, as of January 31, 2004, the Company had no assets that were classified as held for disposition or sale. In February 2004, however, the Company entered into a contract to sell its shopping center located in North Fort Myers, Florida, which sale closed in March 2004. See Note 11 to the consolidated financial statements.

On June 28, 2002, the Company sold its shopping center located in Englewood, Florida, and recognized a pretax gain of $990,215. As a result of the sale, the Company’s financial statements have been prepared with the property’s assets and liabilities, results of operations, cash flows, and the gain from the sale shown as discontinued operations. Summarized financial information for discontinued operations for the third quarter and nine months ended January 31 is as follows:

	Quarter ended
	January 31,
Results of operations	2004	2003
Revenues	$—	$—
Operating expenses, including amortization and interest	—	479

	$—	$(479)

	Nine months ended
	January 31,
Results of operations	2004	2003
Revenues	$—	$289,173
Operating expenses, including amortization and interest	—	281,477

	$—	$7,696

	Balances at
Assets of discontinued operations	January 31, 2004	April 30, 2003
Receivables	$—	$57,020
Other	—	45,126

	$—	$102,146

	Balances at
Liabilities of discontinued operations	January 31, 2004	April 30, 2003
Income taxes	$—	$476,635
Accrued expenses	—	86,949

	$—	$563,584

NOTE 6. OPERATING SEGMENTS

     The table below exhibits selected financial data on a segment basis. Earnings (loss) from continuing operations before income taxes are total revenues of continuing operations less operating expenses of continuing operations, including depreciation and interest. Parent company expenses have not been allocated to the subsidiaries.

		Facility
For the Quarter Ended	Energy	Services
January 31, 2004	Management	(Note 10)	Construction	Real Estate	Parent	Eliminations	Consolidated

Revenues from unaffiliated customers	$756,981	$546,744	$2,378,540	$2,589,705	$—	$—	$6,271,970
Interest and other income	—		12,820	10,656	174	—	23,650
Intersegment revenue	—		702,977	117,041	—	(820,018)	—

Total revenues from continuing operations	$756,981	$546,744	$3,094,337	$2,717,402	$174	$(820,018)	$6,295,620

Earnings (loss) before income taxes from continuing operations	$(114,025)	$(70,559)	$(849,530)	$188,056	$(450,150)	$(19,973)	$(1,316,181)

		Facility
For the Quarter Ended	Energy	Services
January 31, 2003	Management	(Note 10)	Construction	Real Estate	Parent	Eliminations	Consolidated

Revenues from unaffiliated customers	$723,490	$—	$11,824,634	$3,252,937	$—	$—	$15,801,061
Interest and other income	—	—	1,256	20,160	2,805	—	24,221
Intersegment revenue	—	—	—	113,493	—	(113,493)	—

Total revenues from continuing operations	$723,490	$—	$11,825,890	$3,386,590	$2,805	$(113,493)	$15,825,282

Earnings (loss) before income taxes from continuing operations	$(151,717)	$—	$(436,126)	$280,670	$(766,563)	$96,050	$(977,686)

		Facility
For the Nine Months Ended	Energy	Services
January 31, 2004	Management	(Note 10)	Construction	Real Estate	Parent	Eliminations	Consolidated

Revenues from unaffiliated customers	$2,132,265	$546,744	$23,787,165	$7,964,982	$—	$—	$34,431,156
Interest and other income	—	—	14,110	79,823	1,539	—	95,472
Intersegment revenue	—	—	801,399	344,973	—	(1,146,372)	—

Total revenues from continuing operations	$2,132,265	$546,744	$24,602,674	$8,389,778	$1,539	$(1,146,372)	$34,526,628

Earnings (loss) before income taxes from continuing operations	$(763,879)	$(70,559)	$(2,485,373)	$717,815	$(1,705,045)	$(9,242)	$(4,316,283)

		Facility
For the Nine Months Ended	Energy	Services
January 31, 2003	Management	(Note 10)	Construction	Real Estate	Parent	Eliminations	Consolidated

Revenues from unaffiliated customers	$2,122,032	$—	$46,353,243	$8,440,480	$—	$—	$56,915,755
Interest and other income	—	—	9,372	76,945	21,991	(6,334)	101,974
Intersegment revenue	—	—	—	336,056	—	(336,056)	—

Total revenues from continuing operations	$2,122,032	$—	$46,362,615	$8,853,481	$21,991	$(342,390)	$57,017,729

Earnings (loss) before income taxes from continuing operations	$(336,400)	$—	$(968,368)	$611,996	$(2,033,802)	$110,375	$(2,616,199)

NOTE 7. EARNINGS (LOSS) PER SHARE

     Basic earnings per share are computed by dividing net earnings (loss) by the weighted average shares outstanding during the reporting period. Diluted earnings per share are computed giving effect to dilutive stock equivalents resulting from outstanding stock options. The dilutive effect on the number of common shares for the third quarter and the first nine months of fiscal 2004 was 264 and 0, respectively and was 0 and 12,602 for the third quarter and the first nine months of fiscal 2003, respectively. Since the Company had losses from continuing operations for all periods presented, all stock equivalents were antidilutive during these periods, and therefore are excluded when determining the diluted weighted average shares outstanding.

NOTE 8. GOODWILL AND OTHER INTANGIBLE ASSETS

     The gross carrying amounts and accumulated amortization for all of the Company’s intangible assets as of January 31, 2004, are as follows:

	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount

Amortized intangible assets
Proprietary customer software solutions	$969,384	$534,656	$434,728
Computer software	394,777	309,018	85,759
Real estate lease costs	1,643,256	819,906	823,350
Deferred loan costs	946,954	527,813	419,141
Customer relationships	218,000	5,087	212,913
Other	31,660	7,882	23,778

	$4,204,031	$2,204,362	$1,999,669

Unamortized intangible assets
Trademark			$595,261
Goodwill			4,611,257

			$5,206,518

NOTE 9. COMMITMENTS AND CONTINGENCIES

     As previously disclosed on Form 10-K for the year ended April 30, 2003, the Company announced on July 7, 2003, that an internal investigation, which was conducted by the Company’s legal counsel at the request of senior management, revealed information suggesting that activities in violation of Federal antitrust laws may have taken place in a certain job bidding process for one customer of the Company’s subsidiary, Abrams Construction, Inc. The results of this investigation were reported to the Board of Directors of the Company on June 9, 2003. The Company also voluntarily communicated the results of its investigation to the United States Department of Justice (“DOJ”) and continues to fully cooperate in the inquiry that resulted. The DOJ, on July 1, 2003, issued a conditional letter of amnesty to the Company and its subsidiaries for their cooperation in recognizing and then immediately reporting the irregularities. The Company believes, based on its internal investigation, that the specific improprieties were confined to a bidding process for The Home Depot, Inc. (“Home Depot”), its largest customer. At this time, the Company has no reason to believe that any other customers were affected by such inappropriate activity. The Company also communicated its concerns about the job bidding process to Home Depot. The Company has conducted extensive additional training of all employees and has implemented additional procedures to prevent a recurrence of this behavior. Costs associated with this matter, including the Company’s internal investigation and its ongoing cooperation with the DOJ, are currently estimated to approximate $1.45 million in the current fiscal year ending April 30, 2004. Such cost estimates, however, are particularly difficult to make with any precision, and as a result the actual costs may be lower or higher than this amount. To date, no third party has made, or threatened to make, any claim in connection with this matter. It is possible, however, that claims could be made as a result of this situation.

     On September 20, 2002, the Company’s subsidiary, Abrams Properties, Inc. (“API”), filed a claim in the Superior Court of Cobb County, Georgia, against API’s former real estate asset manager. The defendant subsequently made a demand against API for arbitration and filed a counterclaim. In January 2003, the Cobb County Superior Court denied the defendant’s demand for arbitration, but in July 2003 this decision was reversed by the Georgia Court of Appeals. The Company sought certiorari from the state of Georgia Supreme Court, which was denied in November 2003. The case will now be arbitrated. The dispute arises out of the defendant’s former provision of real estate asset management services to API. The Company believes API’s claims against its former asset manager and its defenses to the manager’s claims are meritorious and intends to continue to vigorously pursue its claims and assert its defenses.

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

     The Company is subject to various other legal proceedings and claims that arise in the ordinary course of business. While the resolution of these matters cannot be predicted with certainty, the Company believes that the final outcome of these matters will not have a material adverse effect on the Company’s financial position or results of operations.

NOTE 10. ACQUISITION

     On December 19, 2003, WEGI Acquisition, LLC (“Purchaser”), an indirect wholly-owned subsidiary of the Company, acquired substantially all of the assets and assumed certain liabilities of The Wheatstone Energy Group, Inc. (“Seller”). The Seller was engaged in the business of providing energy efficient lighting system installation services, including electrical and other related energy conservation services, and the Company intends to continue to offer these services. The acquisition was made pursuant to an Agreement and Plan of Reorganization dated December 19, 2003, between the Company, the Purchaser, the Seller and the shareholders of the Seller (the “Agreement”). The consideration consisted of 23,842 newly-issued shares of the Company’s common stock, par value $1.00 per share, the payment by the Purchaser of approximately $1.3 million to certain trade creditors of the Seller from the available cash of the Purchaser, and the assumption by the Purchaser of approximately $2.9 million of the Seller’s liabilities. Also in connection with the transaction, the Company issued 110,000 shares of the Company’s common stock with a fair value of $424,380, and a warrant to purchase an additional 40,000 shares of the Company’s common stock at an exercise price of $5.10 per share, with a fair value of $36,800 determined using the Black-Scholes option pricing model, to a lender of the Seller. The amount and type of consideration was determined by negotiation among the parties.

     Pursuant to the Agreement, the Purchaser acquired substantially all of the assets of the Seller, including accounts, inventory, personal property and equipment, proprietary information, intellectual property and the Seller’s right, title and interest to assigned contracts. As described in the Agreement, the Purchaser assumed only specified liabilities of the Seller, including executory obligations under disclosed assigned contracts, current balance sheet liabilities of the Seller and certain debt for borrowed funds from two lenders of the Seller. Pursuant to the Agreement, after the closing of the acquisition, the Purchaser changed its name to The Wheatstone Energy Group, LLC, (“Wheatstone”) and the Seller adopted a dissimilar name. Debt assumed in the amount of $1 million from one of the lenders of the Seller is collateralized by all general assets of Wheatstone.

     The acquisition is being accounted for using the purchase method of accounting in accordance with Statement of Financial Accounting Standards No. 141, “Business Combinations” (“SFAS 141”), whereby the total cost of the acquisition has been allocated to tangible and intangible assets acquired and liabilities assumed based upon their fair values at the effective date of the acquisition. The Company allocated the purchase price to the fair value of identifiable long-lived assets and intangibles based on an independent third party appraisal. The allocation of the purchase price is subject to refinement due to a working capital adjustment provision in the Agreement. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition.

	Operations
	Acquired from
	Wheatstone	Estimated Life

Current assets	$933,982
Property, furniture and equipment, net	346,118	Various (3-5)
Customer relationships	218,000	5 years
Trademark	280,000	Indefinite
Non-competes	3,000	2 years
Website/Software	32,437	3 years
Goodwill	2,869,426	Indefinite

Total assets acquired	$4,682,963

Current liabilities	995,604
Long term liabilities	1,878,000

Net assets acquired	$1,809,359

     The trademarks and goodwill are not subject to amortization and none of the amount assigned to goodwill is deductible for tax purposes. The goodwill amount has been assigned to the facility services segment.

     The following table summarizes the results of the Company on a pro forma basis for the three and nine months ended January 31, 2004, and January 31, 2003, as if the acquisition of Wheatstone had occurred at the beginning of each period. These results do not purport to represent what the results of operations for the Company would have actually been or to be indicative of the future results of operations of the Company (in thousands, except per share amounts).

	Three Months Ended		Nine Months Ended
	January 31,		January 31,

	2004	2003	2004	2003

Revenues	$6,991	$16,345	$37,583	$62,370
Net loss	(1,333)	(1,772)	(4,055)	(1,907)
Net loss per share - basic and diluted	$(0.45)	$(0.61)	$(1.38)	$(0.66)

NOTE 11. SUBSEQUENT EVENT

     On March 12, 2004, the Company closed on the sale of its shopping center located in North Fort Myers, Florida, for a sales price of $21.8 million, resulting in a pre-tax gain of approximately $4.1 million. After repayment of the loan secured by the shopping center and other expenses, the sale generated net cash proceeds of approximately $10.6 million. The sale did not include any of the Company’s real estate held for future development or sale. In addition to repaying its lines of credit, the Company intends to use the proceeds from this sale as a source of cash for strategic acquisitions and for additional investments in income-producing properties, and is considering a number of other alternative uses, including possibly distributing a portion as a special dividend, funding working capital needs, or other corporate purposes.

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

     The Company’s fiscal year 2004 ends April 30, 2004.

Changes in CONSOLIDATED BALANCE SHEETS between April 30, 2003, and January 31, 2004

     Net accounts receivable decreased by $5,220,486, primarily due to the timing of the submission and payment of invoices for construction work performed and a decrease in construction revenues.

     Goodwill increased by $2,869,426, due to the acquisition of the assets and the assumption of certain liabilities of The Wheatstone Energy Group, Inc. See Note 10 to the consolidated financial statements.

     Trade and subcontractors payable decreased by $2,239,255, primarily due to the payment of invoices to subcontractors for construction work performed.

     Bank loans payable increased by $3,000,000, due to the draws on the Company’s available lines of credit. In March 2004, these lines of credit were re-paid in full.

     Other liabilities increased by $2,159,081, primarily due to the debt assumed in conjunction with The Wheatstone Energy Group, Inc. transaction. See Note 10 to the consolidated financial statements.

Results of operations of the third quarter and first nine months of fiscal 2004 compared to the third quarter and first nine months of fiscal 2003

REVENUES From Continuing Operations

     For the third quarter of fiscal 2004, consolidated revenues from continuing operations, including interest income and other income, and net of intersegment eliminations, were $6,295,620, compared to $15,825,282 for the third quarter of fiscal 2003, a decrease of 60%. For the first nine months of fiscal 2004, consolidated revenues from continuing operations were $34,526,628, compared to $57,017,729 for the first nine months of fiscal 2003, a decrease of 39%.

     The figures in Chart A are segment revenues from continuing operations, net of intersegment eliminations, and do not include interest income or other income.

CHART A
REVENUES FROM CONTINUING OPERATIONS SUMMARY BY SEGMENT
(Dollars in Thousands)

	Third Quarter Ended				Nine Months Ended
	January 31,		Amount	Percent	January 31,		Amount	Percent
			Increase	Increase			Increase	Increase
	2004	2003	(Decrease)	(Decrease)	2004	2003	(Decrease)	(Decrease)

Energy Management	$757	$723	$34	5	$2,132	$2,122	$10	—
Facility Services (1)	547	—	547	—	547	—	547	—
Construction (2)	2,378	11,825	(9,447)	(80)	23,787	46,353	(22,566)	(49)
Real Estate (3)	2,590	3,253	(663)	(20)	7,965	8,441	(476)	(6)

	$6,272	$15,801	$(9,529)	(60)	$34,431	$56,916	$(22,485)	(40)

NOTES TO CHART A

(1)	The facility services segment was formed in December 2003. See Note 10 to the consolidated financial statements.

(2)	Revenues decreased for the third quarter and the first nine months of fiscal 2004 from the comparable periods in fiscal 2003, primarily due to the Company’s ongoing election to reduce revenue volume rather than contract at prices that offer the Company unacceptable levels of potential profitability. As a result, the Company has materially decreased the size of its construction segment operations and currently expects to substantially deemphasize its role as a general contractor. Instead, the Company currently intends to focus on providing construction services in conjunction with the Company’s energy management and facility services offerings. These services are expected to generate lower revenues, but at higher margins, than the historical construction operations.

(3)	Revenues for third quarter and nine months of fiscal 2004 decreased from the comparable periods in fiscal 2003 primarily due to: (a) no sale of land in fiscal 2004, whereas there was a sale in fiscal 2003 of an outparcel and an anchor store pad located in Davenport, Iowa, for approximately $434,000; (b) the decrease in common area maintenance income of approximately $183,000 in the third quarter of fiscal 2004 (this income varies with the level of common area maintenance expenses, which were lower - see Note 2 to Chart B); and (c) the decrease of leaseback rental income of approximately $64,000 in the third quarter of fiscal 2004 due to the assignment of the Fort Smith, Arkansas, Kmart leaseback to the fee owner in October 2003.

     The following table indicates the backlog of contracts and rental income for the next twelve months, by industry segment.

	January 31,
	2004	2003
Energy Management (1)	$495,000	$683,000
Facility Services (2)	1,394,000	—
Construction (3)	1,051,000	12,554,000
Real Estate-rental income (4)	9,174,000	9,353,000
Real Estate-sales (5)	—	425,000
Less: Intersegment eliminations	(488,000)	(467,000)

Total Backlog	$11,626,000	$22,548,000

(1)	The decrease in energy management backlog is primarily due to normal fluctuations and the timing of orders, and does not represent a trend. No energy management contracts that can be cancelled with less than one year’s notice are included in backlog. As of January 31, 2004, and 2003, such contracts totaled $1.2 million and $1.1 million, respectively, in potential revenue over the next twelve months, assuming cancellation provisions are not invoked.

(2)	The facility services segment was formed in December 2003. See Note 10 to the consolidated financial statements.

(3)	See Note 1 to Chart A above. The intersegment eliminations reported include intercompany revenues of approximately $46,000 related to construction work to be performed for the real estate segment at one of its shopping centers.

(4)	Included in Real Estate-rental income at January 31, 2003, is approximately $255,000 related to a Kmart leaseback that was assigned to the fee owner by the Company in October 2003. This amount is partially offset by new leases and several lease renewals in fiscal 2004. As of January 31, 2004, included in Real Estate-rental income is approximately $2.19 million related to the Company’s shopping center located in North Fort Myers, Florida, which was sold in March 2004. See Note 11 to the consolidated financial statements.

(5)	A binding contract to sell an outparcel in Jackson, Michigan, was included in Real Estate-sales backlog at January 31, 2003. The Jackson outparcel was sold at a gain in April 2003.

The intersegment eliminations reported include intercompany rent of approximately $442,000 and $467,000, as of January 31, 2004, and 2003, respectively.

Backlog at January 31, 2004, does not include a fully executed, non-binding contract, to sell the Company’s undeveloped land in Louisville, Kentucky, at a gain in fiscal 2005. Backlog at January 31, 2004, also does not include the contract, executed in February 2004, to sell the Company’s shopping center located in North Fort Myers, Florida, for $21.8 million, which sale closed in March 2004. See Note 11 to the consolidated financial statements.

COSTS AND EXPENSES APPLICABLE TO REVENUES
From Continuing Operations

     As a percentage of total segment revenues from continuing operations (See Chart A) the total applicable costs and expenses (See Chart B) were 79% and 88% for the third quarter of fiscal 2004 and 2003, respectively, and 86% and 91% for the first nine months of fiscal 2004 and 2003, respectively. In reviewing Chart B, the reader should recognize that the volume of revenues generally will affect the amounts and percentages.

     The figures in Chart B are net of intersegment eliminations.

CHART B
COSTS AND EXPENSES APPLICABLE TO REVENUES
FROM CONTINUING OPERATIONS SUMMARY BY SEGMENT
(Dollars in Thousands)

			Percent of Segment				Percent of Segment
			Revenues for				Revenues for
	Third Quarter Ended		Third Quarter Ended		Nine Months Ended		Nine Months Ended
	January 31,		January 31,		January 31,		January 31,
	2004	2003	2004	2003	2004	2003	2004	2003
Energy Management (1)	$383	$432	51	60	$1,206	$1,165	57	55
Facility Services (2)	369	—	67	—	369	—	67	—
Construction (3)	2,582	11,460	109	97	23,199	45,482	98	98
Real Estate (4)	1,597	2,021	62	62	4,895	5,247	61	62

	$4,931	$13,913	79	88	$29,669	$51,894	86	91

NOTES TO CHART B

(1)	The change in the dollar amount and percentage of costs and expenses applicable to revenues from continuing operations for the third quarter and first nine months of fiscal 2004, compared to the same periods in 2003, is primarily a result of the change in the mix of services and products.

(2)	The facility services segment was formed in December 2003. See Note 10 to the consolidated financial statements.

(3)	The increase in the percentage of costs and expenses applicable to revenues for the third quarter of fiscal 2004 compared to the same period in 2003 is primarily attributable to losses taken on two jobs of approximately $265,000 and the decrease in revenues (see Note 2 to Chart A).

(4)	The decrease in the dollar amount of costs and expenses applicable to revenues from continuing operations for the third quarter of fiscal 2004 compared to the same period in 2003 is primarily attributable to: (a) no cost of sale of real estate in fiscal 2004, whereas there was the cost of sale of an outparcel and anchor pad located in Davenport, Iowa, of approximately $196,000, in fiscal 2003; and (b) the decrease in common area and maintenance expenses of approximately $153,000. The decrease in the dollar amount of costs and expense from continuing operations for the first nine months of fiscal 2004 compared to the same period in 2003 is primarily attributable to: (a) no cost of sale of real estate in fiscal 2004, whereas there was the cost of sale of an outparcel and anchor pad located in Davenport, Iowa, of approximately $196,000 in fiscal 2003; (b) recoveries of bad debt expense of approximately $61,000 in fiscal 2003, which reduced costs and expenses for that period;

and (c) the Company no longer outsourcing asset management responsibilities, resulting in a decrease in fiscal 2004 asset management fees of approximately $110,000.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
From Continuing Operations

     For the third quarters of fiscal 2004 and 2003, selling, general and administrative expenses from continuing operations, net of intersegment eliminations, were $1,950,188 and $2,071,613, respectively. As a percentage of consolidated revenues from continuing operations, these expenses were 31% and 13%, respectively. For the first nine months of 2004 and 2003, selling, general and administrative expenses from continuing operations, net of intersegment eliminations, were $6,976,311 and $5,468,289, respectively. As a percentage of consolidated revenues from continuing operations, these expenses were 20% and 10%, respectively. In reviewing Chart C, the reader should recognize that the volume of revenues generally will affect the amounts and percentages. The percentages in Chart C are based upon expenses as they relate to segment revenues from continuing operations (Chart A), except that parent and total expenses relate to consolidated revenues from continuing operations.

CHART C
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
FROM CONTINUING OPERATIONS BY SEGMENT
(Dollars in Thousands)

			Percent of Segment				Percent of Segment
			Revenues for				Revenues for
	Third Quarter Ended		Third Quarter Ended		Nine Months Ended		Nine Months Ended
	January 31,		January 31,		January 31,		January 31,
	2004	2003	2004	2003	2004	2003	2004	2003
Energy Management (1)	$487	$443	64	61	$1,689	$1,286	79	61
Facility Services (2)	244	—	45	—	244	—	45	—
Construction (3)	607	735	26	6	2,905	1,649	12	4
Real Estate (4)	218	263	8	8	589	716	7	8
Parent (5)	394	631	6	4	1,549	1,817	4	3

	$1,950	$2,072	31	13	$6,976	$5,468	20	10

NOTES TO CHART C

(1)	On a dollar and percentage basis, selling, general and administrative expenses were higher for the third quarter and first nine months of fiscal 2004 compared to the same periods in 2003, primarily due to an increase in the number of personnel and other personnel costs. Such personnel-related costs are primarily a result of higher sales and marketing expenses for the third quarter and for the first nine months of fiscal 2004, as well as severance costs for the first nine months of fiscal 2004.

(2)	The facility services segment was formed in December 2003. See Note 10 to the consolidated financial statements.

(3)	On a dollar and percentage basis, selling, general and administrative expenses were higher for the for the first nine months of fiscal 2004 and on a percentage basis, selling, general and administrative expenses were higher for the third quarter of fiscal 2004 when compared to the same periods in 2003 primarily due to: (a) an increase in legal and professional fees in the third quarter and the first nine months of fiscal 2004 of approximately $178,000 and $1,080,000, respectively, primarily due to the Company’s internal investigation and ongoing cooperation with the U.S.

Department of Justice, as discussed in Note 9 to the consolidated financial statements; (b) the one-time reduction of $450,000 in the first nine months of fiscal 2003, resulting from the decrease in an allowance for doubtful accounts reserve for a receivable from Montgomery Ward & Company; offset by (c) a reduction in selling, general and administrative salary costs of approximately $99,000 and $188,000, offset by hiring and severance costs of $28,000 and $127,000 in the third quarter and first nine months of fiscal 2004, respectively; and (d) lower revenues during the 2004 periods.

(4)	On a dollar basis, selling, general and administrative expenses were lower for the third quarter and the first nine months of fiscal 2004 compared to the same periods in 2003 primarily due to: (a) the decrease in legal and professional fees of approximately $38,000 and $103,000 in the third quarter and first nine months of fiscal 2004, respectively; and (b) the decrease in asset management fees paid to a third party of approximately $45,000 and $132,000 in the third quarter and the first nine months of fiscal 2004, respectively; and (c) the decrease in residual land expense of approximately $50,000 and $31,000 in the third quarter and first nine months of fiscal 2004, respectively; offset by (d) the increase in salaries, temporary staffing and consulting fees of approximately $77,000 and $155,000 in the third quarter and first nine months of fiscal 2004, respectively.

(5)	Although, selling, general and administrative expenses were lower on a dollar basis, on a percentage basis, selling, general and administrative expenses were higher for the third quarter and the first nine months of fiscal 2004 compared to the same periods in 2003 primarily due to the reduction of consolidated revenues.

Liquidity and capital resources

     Between April 30, 2003, and January 31, 2004, working capital decreased by $6,281,651, primarily due to: (1) losses from continuing operations; (2) cash utilized in the acquisition of assets and the assumption of certain liabilities of The Wheatstone Energy Group, Inc.; and (3) the cash investment required to further develop the Company’s shopping center in Jackson, Michigan. Operating activities used cash of $64,932, primarily due to losses incurred during the first nine months of fiscal 2004, a decrease in trade and subcontractors payable, offset by a decrease in accounts receivable. Investing activities used cash of $2,204,780 primarily due to the acquisition of assets and the assumption of certain liabilities of The Wheatstone Energy Group, Inc. (see Note 10 to the consolidated financial statements) and additions to income-producing properties for the completion of approximately 21,000 square feet of leasable space in the Company’s shopping center in Jackson, Michigan. Financing activities provided cash of $1,065,290, primarily due to drawing on the Company’s available lines of credit offset by scheduled principal payments of mortgage notes and other long-term debt. Discontinued operations provided cash of $94,955 due to the collection of receivables.

     In October 2003, the maturity date of the loan related to the Company’s shopping center in North Fort Myers, Florida, was extended to February 2005. On March 12, 2004, the Company closed on the sale of that shopping center for a sales price of $21.8 million, resulting in a pre-tax gain of approximately $4.1 million. After repayment of the loan secured by the shopping center and other expenses, the sale generated net cash proceeds of approximately $10.6 million. The sale did not include any of the Company’s real estate held for future development or sale. In addition to repaying its lines of credit, the Company intends to use the proceeds from this sale as a source of cash for strategic acquisitions and for additional investments in income-producing properties, and is considering a number of other alternative uses, including possibly distributing a portion as a special dividend, funding working capital needs, or other corporate purposes. See Note 11 to the consolidated financial statements.

     In conjunction with the origination of the mortgage loan on the shopping center in Jackson, Michigan, the Company obtained an irrevocable, standby letter of credit in the amount of $500,000. The letter of credit was originally issued in July 1997, and has been extended to mature on June 30, 2004. The mortgage lender is allowed to draw on the letter in order to reduce the related mortgage loan if certain leasing requirements are not met by March 31, 2004. The lender has indicated that they will allow an extension of the leasing requirements, however, there can be no assurance that the extension will be granted. The letter of credit is secured by a bank line of credit, as discussed below.

     Except for certain real estate construction loans and occasional short-term operating loans, the Company generally has been able to finance its working capital needs through funds generated internally. If adequate funds are not generated through normal operations or from the sale of real estate, the Company has available bank lines of credit. In October 2003, the lines of credit were renewed and currently provide commitments from a bank for unsecured lines of credit totaling $7 million, of which a total of $650,000 is restricted as it secures letters of credit. These lines of credit bear interest at the prime rate or LIBOR plus 2%, and have a commitment fee of 0.375% on any unused portion. The bank lines of credit expire on October 30, 2004. At January 31, 2004, $3,000,000 was outstanding under these lines of credit. In March 2004, these lines were paid off in full. See Note 11 to the consolidated financial statements.

     The Company is under a binding contract to purchase a professional office building located in Douglasville, Georgia, as its Section 1033 qualified replacement property previously discussed in the Company’s Annual Report on Form 10-K for the year ended April 30, 2003. The Company intends to acquire such property primarily through the use of debt financing and approximately $1.4 million from the Company’s available cash on hand.

     The Company currently estimates the costs associated with the U.S. Department of Justice investigation described under “ITEM 3. LEGAL PROCEEDINGS,” including the Company’s internal investigation and its ongoing cooperation with the Justice Department, will approximate $1.45 million in the current fiscal year ending April 30, 2004. Such cost estimates, however, are particularly difficult to make with any precision, and as a result the actual costs may be lower or higher than this amount.

     In December 2003, the Company purchased a one year certificate of deposit in the amount of $200,000 that is used as collateral for an irrevocable letter of credit.

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

Revenue recognition
     Construction and facility services revenues are reported on the percentage-of-completion method, using costs incurred to date in relation to estimated total costs of the contracts, to measure the stage of completion. Original contract prices are adjusted for cumulative effects of changes in estimated total contract costs and revenues (change orders) in the amounts that are reasonably estimated based on the Company’s historical experience. The change orders are recorded in the period in which the facts requiring such revisions become known, and are accounted for using the percentage-of-completion method. At the time it is determined that a contract is expected to result in a loss, the entire estimated loss is recorded.

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

     Interest and other carrying costs related to real estate assets under construction are capitalized. Costs of development and construction of real estate assets are also capitalized. Capitalization of interest and other carrying costs are discontinued when a development project is substantially completed or if active development ceases.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     See “ITEM 2. Liquidity and capital resources” for discussion regarding the debt on the Company’s shopping centers in Jackson, Michigan, and North Ft. Myers, Florida, and the renewal of the Company’s lines of credit. There have been no other material changes since April 30, 2003. Refer to the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2003, for detailed disclosures about quantitative and qualitative disclosures about market risk.

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

     There was no change in the Company’s internal control over financial reporting that occurred during the period covered by this quarterly report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     As previously disclosed on Form 10-K for the year ended April 30, 2003, the Company announced on July 7, 2003, that an internal investigation, which was conducted by the Company’s legal counsel at the request of senior management, revealed information suggesting that activities in violation of Federal antitrust laws may have taken place in a certain job bidding process for one customer of the Company’s subsidiary, Abrams Construction, Inc. The results of this investigation were reported to the Board of Directors of the Company on June 9, 2003. The Company also voluntarily communicated the results of its investigation to the United States Department of Justice (“DOJ”) and continues to fully cooperate in the inquiry that resulted. The DOJ, on July 1, 2003, issued a conditional letter of amnesty to the Company and its subsidiaries for their cooperation in recognizing and then immediately reporting the irregularities. The Company believes, based on its internal investigation, that the specific improprieties were confined to a bidding process for The Home Depot, Inc. (“Home Depot”), its largest customer. At this time, the Company has no reason to believe that any other customers were affected by such inappropriate activity. The Company also communicated its concerns about the job bidding process to Home Depot. The Company has conducted extensive additional training of all employees and has implemented additional procedures to prevent a recurrence of this behavior. Costs associated with this matter, including the Company’s internal investigation and its ongoing cooperation with the DOJ, are currently estimated to approximate $1.45 million in the current fiscal year ending April 30, 2004. Such cost estimates, however, are particularly difficult to make with any precision, and as a result the actual costs may be lower or higher than this amount. To date, no third party has made, or threatened to make, any claim in connection with this matter. It is possible, however, that claims could be made as a result of this situation.

     On September 20, 2002, the Company’s subsidiary, Abrams Properties, Inc. (“API”), filed a claim in the Superior Court of Cobb County, Georgia, against API’s former real estate asset manager. The defendant subsequently made a demand against API for arbitration and filed a counterclaim. In January 2003, the Cobb County Superior Court denied the defendant’s demand for arbitration, but in July 2003 this decision was reversed by the Georgia Court of Appeals. The Company sought certiorari from the state of Georgia Supreme Court, which was denied during the second quarter of fiscal 2004. The case will now be arbitrated. The dispute arises out of the defendant’s former provision of real estate asset management services to API. The Company believes API’s claims against its former asset manager and its defenses to the manager’s claims are meritorious and intends to continue to vigorously pursue its claims and assert its defenses.

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

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

     On December 19, 2003, an indirect wholly-owned subsidiary of the Company acquired substantially all of the assets and assumed certain liabilities of The Wheatstone Energy Group, Inc. The consideration included 23,842 newly-issued shares of the Company’s common stock, par value $1.00 per share. Also in connection with the transaction, the Company issued 110,000 shares of the Company’s common stock and a warrant to purchase an additional 40,000 shares of the Company’s common stock at an exercise price of $5.10 per share to a lender of the acquired company. See Note 10, “Acquisition,” to the consolidated financial statements for more information. The issuance of the stock and warrant were exempt from registration as private placements pursuant to the Securities Act of 1933 and the rules promulgated there under.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

31(a)	Certification of Chief Executive Officer, pursuant Rules 13a-14(a)/15d-14(a)

31(b)	Certification of Chief Financial Officer, pursuant Rules 13a-14(a)/15d-14(a)

32(a)	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes Oxley Act 2002

32(b)	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes Oxley Act 2002

(b)	Reports on Form 8-K during the quarter ended January 31, 2004

See Current Report on Form 8-K, pursuant to Item 2 thereof, filed January 5, 2004, reporting an acquisition of assets.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ABRAMS INDUSTRIES, INC.
(Registrant)

Date: March 16, 2004	/s/ Alan R. Abrams

Alan R. Abrams
Chief Executive Officer

Date: March 16, 2004	/s/ Mark J. Thomas

Mark J. Thomas
Chief Financial Officer