Form 10-K
period 2004-04-30
ABRAMS INDUSTRIES INC
filed 2004-07-28
CIK 1923

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT

Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934

For the fiscal year ended April 30, 2004

Commission file number 0-10146

ABRAMS INDUSTRIES, INC.

(Exact name of registrant as specified in its charter)

Georgia (State or other jurisdiction of incorporation or organization)	58-0522129 (I.R.S. Employer Identification No.)

1945 The Exchange, Suite 300, Atlanta, GA (Address of principal executive offices)	30339-2029 (Zip Code)

Registrant’s telephone number, including area code: (770) 953-0304

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of each class: None	Name of each exchange on which registered:
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

YES ✓    NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ✓

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act 12b-2).

YES        NO ✓

The aggregate market value of Common Stock held by nonaffiliates of the registrant as of October 31, 2003 was $5,575,967. See Part III for a definition of nonaffiliates. The number of shares of Common Stock of the registrant outstanding as of April 30, 2004, was 3,180,340.

DOCUMENTS INCORPORATED BY REFERENCE

The information called for by Part III (Items 10, 11, 13 and 14) is incorporated herein by reference to the registrant’s definitive proxy statement for the 2004 Annual Meeting of Shareholders which is to be filed pursuant to Regulation 14A.

PART I

ITEM 1 BUSINESS

Abrams Industries, Inc. (i) provides energy engineering services and develops, implements and supports maintenance and service request solutions for facilities; (ii) implements energy saving lighting programs and provides other energy services, including facility-related improvements that reduce energy and operating costs; and (iii) engages in real estate investment and development.

     As used herein, the term “Company” refers to Abrams Industries, Inc. and its subsidiaries and predecessors, unless the context indicates otherwise, and the term “Parent” or “Parent Company” refers solely to Abrams Industries, Inc.

     The Company historically provided commercial construction and general contracting services. Construction revenues in fiscal 2004 continued to decrease significantly from prior years due to the Company’s decision to reduce revenue volume rather than contract at prices that offered the Company unacceptable levels of potential profit relative to the inherent risks. During fiscal 2004, the Company continued to see an ongoing lack of attractive project opportunities, in a competitive marketplace, that would meet its risk/reward requirements. Accordingly, the Company has elected to discontinue its operations as a multi-purpose general contractor.

     The Company’s strategy is to continue to add new service offerings that are expected to generate lower gross revenues, but at higher profit margins, than general contracting. The Company is pursuing this strategy partially through selective acquisitions. In December 2003, the Company acquired the business and assets of The Wheatstone Energy Group, Inc., a provider of energy efficient lighting system installation services and other energy-related services. In April 2004, the Company expanded its capabilities through the purchase of the business and assets of iTendant, Inc., (“iTendant”). The iTendant software platform is a comprehensive Web and wireless maintenance and service request solution that connects property owners, managers, engineers, building occupants and service providers in order to improve communication and increase visibility into building operations. In May 2004, the Company further expanded its energy engineering and design capabilities through the purchase of the business and assets of Building Performance Engineers, Inc. (“BPE”). BPE specializes in the optimization of building performance through energy analyses, simulation and modeling, on-site investigative engineering, building and engineering systems design, and qualification of buildings for LEED™ (Leadership in Energy and Environmental Design) certification. These transactions have expanded the Company’s portfolio of offerings designed to improve facility operating performance and lower building operating costs, while improving the level of service and comfort for building occupants.

     The Company was organized under Delaware law in 1960 to succeed to the business of A. R. Abrams, Inc., which was founded in 1925 by Alfred R. Abrams as a sole proprietorship. In 1984, the Company changed its state of incorporation from Delaware to Georgia.

     Further information on the businesses of the Company’s operating segments is discussed below. Financial information for the segments is set forth in Note 13 to the consolidated financial statements of the Company.

     ENERGY AND FACILITIES SOLUTIONS SEGMENT

In May 2001, the Company acquired the business and assets of Servidyne Systems, Inc., establishing the Company’s Energy and Facilities Solutions Segment. Servidyne Systems, LLC (“Servidyne”), a wholly-owned subsidiary of the Company, provides energy engineering services and maintenance and service request solutions that assist its customers in optimizing facility performance and reducing the costs of owning and operating buildings, by lowering energy consumption, increasing work efficiency, and improving occupant satisfaction. Servidyne acquired the business and assets of iTendant and BPE in April 2004 and May 2004, respectively. These acquisitions have expanded Servidyne’s capabilities in engineering and in developing, implementing, and supporting maintenance and service request solutions. Servidyne’s engineering services include energy audits; engineering design services; energy monitoring and analyses; LEED™ certification; building commissioning; energy modeling; mechanical, electrical and plumbing surveys; and Energy Star® qualification. Servidyne also assists customers in managing facility equipment maintenance for the highest efficiency and useful equipment life, and in managing service requests to improve building occupant satisfaction while maximizing labor productivity, by implementing and supporting its proprietary computerized maintenance and service request systems, and by providing consulting services.

     Servidyne’s customers are building owners and operators and energy services companies in the commercial office, hospitality, retail, institutional, government, healthcare, residential and industrial sectors. The primary focus for the business is the continental United States, although the Company does business internationally as well. Contracts for energy engineering services and maintenance and service request solutions are primarily obtained through negotiations, but may also be obtained through competitive bids on larger proposals.

     ENERGY SERVICES SEGMENT

In December 2003, the Company acquired the business and assets of The Wheatstone Energy Group, Inc., establishing the Company’s Energy Services Segment. The Wheatstone Energy Group, LLC (“Wheatstone”), a wholly owned subsidiary of the Company, provides turnkey implementation of energy saving lighting programs and other energy-related services that reduce energy consumption and operating costs to commercial, industrial and institutional facilities. As a vendor-neutral company, Wheatstone takes an unbiased approach to evaluating and implementing energy saving systems and developing recommendations of cost-saving strategies.

     Wheatstone focuses its marketing and sales activities on national accounts, energy services companies, facility owners and owners’ agents throughout the United States. Services are mainly obtained through negotiations, but may also be obtained through competitive bids for large contracts.

     REAL ESTATE SEGMENT

Abrams Properties, Inc. (“Abrams Properties”), a wholly owned subsidiary of the Company, has engaged in real estate activities since 1960. These activities primarily involve the acquisition, development, redevelopment, leasing, asset management, ownership, and sale of shopping centers and office buildings in the Southeast and Midwest. Abrams Properties uses third-party property managers and leasing agents for all of its multi-tenant properties.

     Abrams Properties currently owns five shopping centers, three that it developed and two that it acquired. The centers are held as long-term investments or will be marketed for sale, as management determines is appropriate. See “ITEM 2. PROPERTIES – Owned Shopping Centers.”

■  ABRAMS 2004 4

In March 2004, Abrams Properties sold its Company-developed shopping center located in North Fort Myers, Florida. See Note 3 to the consolidated financial statements of the Company. Abrams Properties is also currently lessee and sublessor of six Company-developed shopping centers that were sold by and leased back to Abrams Properties, and then subleased to Kmart Corporation. See “ITEM 2. PROPERTIES – Leaseback Shopping Centers.” During fiscal 2004, Abrams Properties terminated its leasehold interest in one such property. The Company owns three office properties, including a professional medical office building located in Douglasville, Georgia, which the Company acquired in April 2004. See “ITEM 2. PROPERTIES – Office Buildings.” The Company also owns, through its wholly owned subsidiary, AFC Real Estate, Inc., a vacant former manufacturing facility located in Atlanta, Georgia.

     CONSTRUCTION SEGMENT

The Company has elected to discontinue the operations of Abrams Construction, Inc. (“Abrams Construction”), a wholly owned subsidiary, as a multi-purpose general contractor, as is discussed elsewhere. Abrams Construction’s activities included building, expanding, remodeling and renovating retail stores, shopping centers, banks, office buildings, and distribution and manufacturing facilities. Although Abrams Construction historically worked throughout much of the United States, it concentrated its activities principally in the southern and mid-western states.

     EMPLOYEES AND EMPLOYEE RELATIONS

At April 30, 2004, the Company employed 83 salaried employees and 8 hourly employees. The Company believes that its relations with its employees are good.

     SEASONAL NATURE OF BUSINESS

The businesses of the Energy and Facilities Solutions, Energy Services, and Real Estate Segments generally are not seasonal. However, certain retail customers of the Energy Services Segment choose to delay lighting installation during the winter holiday season. The business of the Construction Segment historically was somewhat seasonal, affected by weather conditions and its retail customers’ store opening schedules.

     COMPETITION

The industries in which the Company operates are highly competitive. The Energy and Facilities Solutions Segment’s competition is widespread and ranges from multi-national firms to local small businesses. Competition in the Energy Services Segment consists primarily of local and regional companies. The Real Estate Segment also operates in a competitive environment, with numerous parties competing for available financing, properties, tenants and investors. In the Construction Segment, the Company competed with a large number of national and local construction companies, many of which had proprietary customer relationships or greater financial resources than the Company.

     PRINCIPAL CUSTOMERS

In fiscal 2004, the Company derived approximately 38% ($14,706,748) of its consolidated revenues from continuing operations from direct transactions with The Home Depot, Inc. These revenues resulted principally from construction activities, which are being discontinued as is discussed elsewhere. See Note 13 to the consolidated financial statements of the Company. No other single customer accounted for 10% or more of the Company’s consolidated revenues during the year.

     BACKLOG

The following table indicates the backlog of contracts and expected rentals for the next twelve months by industry segment:

	April 30,	April 30,
	2004	2003
Energy and Facilities Solutions(1)	$875,000	$768,000
Energy Services (2)	2,234,000	—
Real Estate (3)	7,407,000	9,302,000
Construction(4)	124,000	15,262,000
Less: Intersegment eliminations	(517,000)	(442,000)

Total Backlog	$10,123,000	$24,890,000

(1)	Contracts that can be cancelled with less than one year’s notice are not included in backlog. As of April 30, 2004, and April 30, 2003, such contracts not included in backlog totaled $1.43 million and $1.14 million, respectively, in potential revenue over the ensuing twelve months, assuming cancellation provisions are not invoked.

(2)	The Energy Services Segment was formed in December 2003. See Note 14 to the consolidated financial statements.

(3)	Included in Real Estate income at April 30, 2003, is approximately $255,000 related to a Kmart leaseback that was assigned to the fee owner by the Company in October 2003, and approximately $2.14 million related to the Company’s shopping center located in North Fort Myers, Florida, which was sold at a gain in March 2004. See Note 3 to the consolidated financial statements. The intersegment eliminations reported include only intercompany rent of approximately $517,000 and $442,000, in the fiscal years ended April 30, 2004, and April 30, 2003, respectively.

(4)	The difference between 2004 and 2003 is primarily due to the Company’s election to discontinue its operations as a multi-purpose general contractor.

The Company estimates that most of the backlog at April 30, 2004, will be completed prior to April 30, 2005. No assurance can be given as to future backlog levels or whether the Company will realize earnings from revenues resulting from the backlog at April 30, 2004.

     REGULATION

The Company is subject to the authority of various federal, state and local regulatory agencies including, among others, the Occupational Health and Safety Administration and the Environmental Protection Agency. The Company is also subject to local zoning regulations and building codes. Management believes that it is in substantial compliance with all such governmental regulations, except for the Construction Segment to the extent set forth under “ITEM 3. LEGAL PROCEEDINGS” regarding past conduct that may have contravened antitrust laws. Management believes that compliance with federal, state and local provisions, which have been enacted or adopted for regulating the discharge of materials into the environment, does not have a material adverse effect upon the capital expenditures, earnings, or competitive position of the Company.

■  ABRAMS 2004 5

     EXECUTIVE OFFICERS OF THE REGISTRANT

The Executive Officers of the Company as of June 30, 2004, were as follows:

Alan R. Abrams (49)	Officer since 1988

Co-Chairman of the Board since 1998 and a Director of the Company since 1992, he has been Chief Executive Officer since 1999 and President since 2000. From 1998 to 1999, he was President and Chief Operating Officer. He also served as President and Chief Executive Officer of Servidyne Systems, LLC from May 2002 to July 2003.

Mark J. Thomas (48)	Officer since 2003

Chief Financial Officer since 2003. Prior to joining the Company, he was employed by Paragon Trade Brands (a manufacturing company), serving as Vice President of Finance & Corporate Controller from October 2000 to October 2002. He also was employed by Mead Corporation (a paper packaging company), serving as Director of Finance from April 1997 to October 2000.

Melinda S. Garrett (48)	Officer since 1990

A Director of the Company since 1999, she has been Secretary since 2000 and Vice President since May 2004, and was Chief Financial Officer from 1997 to 2003. She also has served Abrams Properties, Inc. as Chief Executive Officer since 2003, President since 2001, Chief Financial Officer from 1998 to 2000, and Vice President from 1993 to 2000.

J. Andrew Abrams (44)	Officer since 1988

Co-Chairman of the Board since 1998 and a Director of the Company since 1992, he has been Vice President-Business Development since 2000. He served as President and Chief Operating Officer from 1999 to 2000. From 1997 to 1999, he was Executive Vice President.

Claire J. Wiggill (38)	Officer since 2003

Vice President since 2001, she also has served as Interim President of Servidyne Systems, LLC since July 2003. Prior to joining the Company, she was employed by iXL, Inc. (an interactive design company), serving as Senior Manager from May 2000 to September 2001. She also was employed by Wachovia Securities (an investment bank) from 1992 to May 2000, most recently serving as Senior Vice-President.

Executive Officers of the Company are elected by the Board of Directors of the Company or the Board of the respective subsidiary to serve at the pleasure of the Board. Alan R. Abrams and J. Andrew Abrams are brothers, and are the sons of Edward M. Abrams, the Company’s Chairman Emeritus, who retired as a member of the Board of Directors in 2003. David L. Abrams, a member of the Board of Directors, is first cousin to Alan R. Abrams and J. Andrew Abrams, and nephew to Edward M. Abrams. There are no other family relationships between any Executive Officers or Directors of the Company.

■ ABRAMS 2004 6

ITEM 2 PROPERTIES

The Company, through its Real Estate Segment, owns its corporate headquarters building, which contains approximately 65,880 square feet of office space. The building is located in the North x Northwest Office Park, 1945 The Exchange, in suburban Atlanta, Georgia. The Parent Company and all the operating segments have their main offices located in this building. In addition to the 25,928 square feet of offices leased by Abrams entities, another 33,500 square feet is leased to unrelated tenants, and 6,452 square feet is currently available for lease.

     The Company also owns a vacant former metal manufacturing facility located in Atlanta, Georgia.

     In December 2003, as part of the Energy Services Segment’s acquisition of the business and assets of The Wheatstone Energy Group, Inc., the Company assumed two leases for a total of 10,000 square feet of office and warehouse space located at 1231 Collier Road in Atlanta, Georgia, which leases expired in June 2004. The Energy Services Segment relocated its main offices to the corporate headquarters building in June 2004 upon expiration of one of the leases, but retained the other 5,000 square feet of space under an amended lease for use as a warehouse, extending the lease to March 2007.

The Company owns, or has an interest in, the following properties:

     OWNED SHOPPING CENTERS

As of April 30, 2004, the Company’s Real Estate Segment owned three shopping centers that it developed and two that it acquired. The following chart provides relevant information relating to the owned shopping centers:

			Percentage			Rental			Principal
			of Square	Calendar		Income			Amount of
		Leasable	Footage	Year(s)		Per Leased		Debt	Debt
		Square	Leased as of	Placed in	Rental	Square		Service	Outstanding
		Feet in	April 30,	Service by	Income	Foot	EBITDA	Payments	as of April 30,
Location	Acres	Building(s)	2004	Company	2004	2004 (1)	2004 (2)	2004 (3)	2004 (4)
1100 W. Argyle Street	10.5	110,070	97%	1972, 1996	$565,753	$5.30	$395,059	$396,933	$2,584,318
Jackson, MI(5)				2004

1075 W. Jackson Street	7.3	92,120	100	1980, 1992	515,259	5.59	439,723	405,249	2,340,652
Morton, IL (6)

2500 Airport Thruway	8.0	87,543	100	1980, 1988	441,286	5.04	396,296	391,356	1,385,623
Columbus, GA (6) (7)

5700 Harrison Avenue	10.8	86,396	97	1998	628,749	7.50	382,069	—	—
Cincinnati, OH (8)

8106 Blanding Blvd.	18.8	174,220	90	1999	1,594,759	10.17	1,138,911	887,187	8,315,124
Jacksonville, FL (9)

(1)	Calculated by dividing annual rental income by leased square feet in building, as of April 30, 2004.

(2)	EBITDA is defined as earnings before the following: interest, income taxes, depreciation, and amortization of loan and lease costs. See table following in this “ITEM 2. PROPERTIES - EBITDA,” which reconciles earnings before income taxes from continuing operations to EBITDA.

(3)	Includes principal and interest.

(4)	The Company’s liability for repayment is limited by exculpatory provisions to its interest in the respective mortgaged properties.

(5)	2004 rental income and EBITDA for the shopping center in Jackson, Michigan, included partial year revenues of $4,667 from a portion of the 21,000 square feet of newly created shop space that first opened in April 2004. This center is currently being marketed for sale.

(6)	Land is leased, not owned.

(7)	The center in Columbus, Georgia, is owned by Abrams-Columbus Limited Partnership, in which Abrams Properties, Inc. serves as general partner and owns an 80% interest.

(8)	Originally developed by third parties in 1982. This center is currently in the process of being marketed for sale.

(9)	Originally developed by third parties in 1985.

     The Company’s former shopping center located in North Fort Myers, Florida, was sold at a gain in March 2004. This property is not included above.

■ ABRAMS 2004 7

     The two centers located in Morton, Illinois, and Columbus, Georgia, are leased exclusively to Kmart. The Kmart lease in Columbus, Georgia, expires in 2008 and has ten five-year renewal options, and the Kmart lease in Morton, Illinois, expires in 2016 and has eight five-year renewal options. Anchor tenant lease terms for the other owned centers are shown in the following table:

			Lease	Options
	Anchor	Square	Expiration	to
Location	Tenant (1)	Footage	Date	Renew
Jackson, MI	Big Lots	26,022	2007	2 for 5 years each
	Kroger	63,024	2021	6 for 5 years each

Cincinnati, OH	Kroger (2)	42,456	2005	3 for 5 years each
	Harbor Freight Tools	13,500	2010	2 for 5 years each

Jacksonville, FL	Publix (3)	85,560	2010	6 for 5 years each
	Office Depot	22,692	2008	2 for 5 years each

(1)	A tenant is considered to be an “Anchor Tenant” if it leases 12,000 square feet or more for an initial lease term in excess of five years.

(2)	Tenant has subleased the premises to Mattress Distribution Center, Inc., but remains liable for the lease until the expiration date.

(3)	Tenant has subleased the premises to Floor and Decor Outlets, but remains liable for the lease until the expiration date.

     With the exception of the Kmart lease in Columbus, Georgia, and the Harbor Freight Tools lease in Cincinnati, Ohio, all of the anchor tenant and many of the small shop leases provide for contingent rentals if sales generated by the respective tenant in the leased space exceed specified amounts. In some cases, contingent rentals are subject to certain rights of offset for the amounts that the ad valorem taxes exceed specified amounts. In fiscal 2004, the Company recognized $56,656 in contingent rent, net of offsets, from owned shopping centers, which amounts are included in the aggregate rentals set forth above.

     Typically, tenants are responsible for their pro rata share of ad valorem taxes, insurance and common area maintenance costs (subject to the rights of offset against contingent rents mentioned above). Kmart has total maintenance responsibility for the centers in Morton, Illinois, and Columbus, Georgia.

      OWNED OFFICE BUILDINGS

The Company, through its Real Estate Segment, owns three office properties: the corporate headquarters building located at 1945 The Exchange, in suburban Atlanta, Georgia; an office park in suburban Atlanta, Georgia; and a professional medical office building in Douglasville, Georgia. The following chart provides pertinent information relating to the office buildings:

			Percentage			Rental			Principal
			of Square	Calendar		Income			Amount of
		Leasable	Footage	Year(s)		Per Leased		Debt	Debt
		Square	Leased as of	Placed in	Rental	Square		Service	Outstanding
		Feet in	April 30,	Service by	Income	Foot	EBITDA	Payments	as of April 30,
Location	Acres	Building(s)	2004	Company	2004	2004 (1)	2004 (2)	2004 (3)	2004
1945 The Exchange	3.12	65,880	85%	1997	$1,107,319	$19.77	$654,872	$443,690	$4,785,829
Atlanta, GA (4)

1501-1523	8.82	121,476	62	1997	1,621,901	21.53	955,505	536,382	6,059,460
Johnson Ferry Rd. Marietta, GA (5)

4586 Timber Ridge Dr.	2.534	28,404	81	2004	57,393	N/A	43,558	17,526	2,941,469
Douglasville, GA (6)

(1)	Calculated by dividing annual rental income by leased square feet in building, as of April 30, 2004.

(2)	EBITDA is defined as earnings before the following: interest, income taxes, depreciation, and amortization of loan and lease costs. See table following in this “ITEM 2. PROPERTIES - EBITDA,” which reconciles earnings before income taxes from continuing operations to EBITDA

(3)	Includes principal and interest.

(4)	The Company’s corporate headquarters building of which the Company leases approximately 25,928 square feet. Rental income and EBITDA include $497,235 of intercompany rent at a competitive rate paid by the Parent Company, Real Estate Segment and the Construction Segment. The building was originally developed by third parties in 1974 and acquired and re-developed by the Company 1997.

(5)	The Company, through a subsidiary of its Real Estate Segment, is the lessee of 10,661 square feet of space under a master lease agreement to satisfy a condition required by the lender, of which 5,445 square feet has been leased to third parties as of April 30, 2004. Rental income and EBITDA include $138,681 of intercompany rent at a competitive rate paid by the Real Estate Segment. The buildings were originally developed by third parties in 1980 and 1985.

(6)	The Company acquired this professional medical office building on April 5, 2004. The rental income is only for the short period following the acquisition through April 30, 2004.

■ ABRAMS 2004 8

     EBITDA

Earnings before interest, taxes, depreciation and amortization of loan and lease costs (“EBITDA”) is not a measure of performance defined in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Management, however, believes that EBITDA is useful to investors and management in evaluating performance, because it is a commonly used financial analysis tool for measuring and comparing individual properties in the area of operating performance. EBITDA should not be considered as a substitute for earnings (loss) before income taxes as an indicator of the Company’s performance, or as an alternative to net cash provided by operating activities as a measure of liquidity, and may not be comparable to similarly titled measures used by other companies. The following table reconciles earnings before income taxes from continuing operations under GAAP to EBITDA presented in the Owned Shopping Center and Owned Office Buildings tables above:

	OWNED SHOPPING CENTERS					OWNED OFFICE BUILDINGS
	Jackson	Morton	Columbus	Cincinnati	Jacksonville	Atlanta	Marietta	Douglasville
	Michigan	Illinois	Georgia	Ohio	Florida	Georgia	Georgia	Georgia
Earnings before income taxes from continuing operations	$90,245	$83,027	$153,029	$324,392	$40,371	$76,839	$147,077	$1,086
Add:
Depreciation	52,648	125,151	104,299	50,789	147,141	167,055	286,289	17,168
Amortization	22,452	7,236	29,037	6,888	22,546	37,546	62,321	7,778
Interest Expense	229,714	224,309	109,931	—	928,853	373,432	459,818	17,526

EBITDA	$395,059	$439,723	$396,296	$382,069	$1,138,911	$654,872	$955,505	$43,558

     LEASEBACK SHOPPING CENTERS

The Company, through its Real Estate Segment, has a leasehold interest in six shopping centers that it developed, sold, and leased back under leases expiring from years 2006 to 2014. Each of the centers is entirely subleased by the Company to Kmart Corporation. The Kmart subleases provide for contingent rentals if sales exceed specified amounts, and contain nine five-year renewal options, except Jacksonville, Florida, which has eight five-year renewal options. The Company’s leases with the fee owners contain renewal options coextensive with Kmart’s renewal options.

     Kmart is responsible for insurance and ad valorem taxes, but has the right to offset against contingent rentals for any such taxes paid in excess of specified amounts. In fiscal 2004, the Company recognized $83,773 in contingent rentals, net of offsets, from leaseback shopping centers, which amounts are included in the aggregate annual rentals set forth below. The Company has responsibility for structural and roof maintenance of the buildings. The Company also has responsibility for underground utilities, parking lots and driveways, except for routine upkeep, which is the responsibility of the subtenant, Kmart. The Company’s leases contain exculpatory provisions, which limit the Company’s liability for payments to its interests in the respective leases.

     The following chart provides certain information relating to the leaseback shopping centers:

		Square	Calendar Years	Rental	Rental Income	Rent
		Feet in	Placed in Service	Income	Per Square Foot	Expense
Location	Acres	Building(s)	by Company	2004	2004 (1)	2004
Bayonet Point, FL	10.8	109,340	1976, 1994	$368,565	$3.37	$269,564

Orange Park, FL	9.4	84,180	1976	264,000	3.14	226,796

Davenport, IA	10.0	84,180	1977	255,308	3.03	204,645

Minneapolis, MN	7.1	84,180	1978	368,127	4.37	230,570

Jacksonville, FL	11.6	97,032	1979	303,419	3.13	258,858

Richfield, MN	5.7	74,217	1979	300,274	4.05	241,904

(1)	Calculated by dividing rental income by square feet in building.

     REAL ESTATE LEASED OR HELD FOR FUTURE DEVELOPMENT OR SALE

The Company, through its Real Estate Segment, owns or has an interest in the following real estate held for future development or sale:

		Calendar Year
		Development	Intended
Location	Acres	Completed	Use (1)
Dixie Highway	4.7	1979	Food store and/or retail shops
Louisville, KY

Mundy Mill Road	5.3	1987	Commercial development pad or up to
Oakwood, GA			four outlots

North Cleveland Avenue	11.6	1993	Five outlots, anchor pads and retail shops
North Fort Myers, FL

Metropolitan Parkway	3.6	(3)	Warehouse, industrial or commercial
Atlanta, GA (2)			building

■ ABRAMS 2004 9

(1)	“Outlot” as used herein refers to a small parcel of land platted separately from the shopping center parcel, which is generally sold for, leased for, or developed as a fast-food restaurant, bank, small retail shops, or other similar use.

(2)	Land and buildings, originally utilized by the Company as its metal manufacturing facility; owned by AFC Real Estate, Inc., formerly known as Abrams Fixture Corporation.

(3)	The Company assembled the property in a series of transactions. The buildings were developed by third parties prior to 1960.

     There is no debt on any of the above properties. The Company will either develop the properties described above or will continue to hold them for sale or lease to others.

     For further information on the Company’s properties, see Notes 3, 5, 7 and 8 to the consolidated financial statements, and “SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION.”

ITEM 3 LEGAL PROCEEDINGS

The Company announced on July 7, 2003, that an internal investigation, which was conducted by the Company’s legal counsel at the request of senior management, revealed information suggesting that activities in violation of Federal antitrust laws may have taken place in a certain job bidding process for one customer of the Company’s subsidiary, Abrams Construction, Inc. The results of this investigation were reported to the Board of Directors of the Company on June 9, 2003. The Company also voluntarily communicated the results of its investigation to the United States Department of Justice (“DOJ”). The DOJ, on July 1, 2003, issued a conditional letter of amnesty to the Company and its subsidiaries for their cooperation in recognizing and then immediately reporting the irregularities. The Company believes, based on its internal investigation, that the specific improprieties were confined to a bidding process for The Home Depot, Inc. (“Home Depot”), its largest customer in fiscal 2004. At this time, the Company has no reason to believe that any other customers were affected by such inappropriate activity. The Company also communicated its concerns about the job bidding process to Home Depot. The Company has conducted extensive additional training of all employees and has implemented additional procedures to prevent a recurrence of this behavior.

     Currently, the Company believes that it has satisfied all of the DOJ’s requests for document production in conjunction with its on-going cooperation with the DOJ investigation, and has otherwise complied with the conditions of the letter of amnesty. The remaining estimated costs are not expected to be material. Such cost estimates, however, are particularly difficult to make with any precision. To date, no private party has made, or threatened to make, any claim in connection with this matter. It is possible, however, that claims could be made as a result of this situation, and such claims could be material.

     On September 20, 2002, the Company’s subsidiary, Abrams Properties, Inc. (“API”), filed a claim in the Superior Court of Cobb County, Georgia, against API’s former real estate asset manager, who subsequently made a demand against API for arbitration and filed a counterclaim. The case is currently being arbitrated. The dispute arises out of the former asset management’s provision of real estate services to API. The Company believes API’s claims against its former asset manager and its defenses to the asset manager’s claims are meritorious, and intends to continue to vigorously pursue its claims and assert its defenses.

     The Company believes the ultimate disposition of the above noted legal proceedings and claims or potential claims will not have a material adverse effect on the financial condition, cash flows, or results of operations of the Company; however, the Company cannot predict the ultimate disposition of the above noted claims, potential claims and proceedings, and therefore, the Company cannot be certain that the above noted legal proceedings and claims or potential claims will not have a material adverse effect on the financial condition, cash flows, or results of operations of the Company.

ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

PART II

ITEM 5 MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS.

	CLOSING MARKET PRICES				DIVIDENDS PAID PER SHARE
	FISCAL 2004		FISCAL 2003		FISCAL 2004	FISCAL 2003
	HIGH	LOW	HIGH	LOW
	TRADE	TRADE	TRADE	TRADE
First Quarter	$4.05	$3.60	$5.31	$4.60	$0.04	$0.04
Second Quarter	4.75	3.57	4.84	3.37	0.04	0.04
Third Quarter	4.49	3.76	4.58	3.47	0.04	0.04
Fourth Quarter	4.55	3.80	4.10	3.75	0.04	0.04

The common stock of Abrams Industries, Inc. is traded on the NASDAQ National Market System (Symbol: ABRI). The approximate number of holders of common stock was 485 (including shareholders of record and shares held in street name) at June 30, 2004.

■ ABRAMS 2004 10

     The information contained under the heading “Equity Compensation Plan” in the Company’s definitive proxy materials for its 2004 Annual Meeting of Shareholders will be filed with the Securities and Exchange Commission under a separate filing, and is hereby incorporated by reference.

     The Company did not repurchase any of the shares of its common stock during its fiscal year ended April 30, 2004.

     On April 16, 2004, an indirect wholly-owned subsidiary of the Company acquired the business and substantially all of the assets and assumed certain liabilities of iTendant, Inc. The consideration included 123,547 newly-issued shares of the Company’s common stock, par value $1.00 per share. See Note 14, “Acquisitions,” to the consolidated financial statements for more information. The issuance of the stock is exempt from registration as private placements pursuant to the Securities Act of 1933 and the rules promulgated there under.

ITEM 6 SELECTED FINANCIAL DATA

The following table sets forth selected financial data for the Company and should be read in conjunction with the consolidated financial statements and the notes thereto:

Year Ended April 30,	2004	2003	2002	2001	2000
Net Earnings (Loss) (1)	$(1,850,126)	$(1,073,524)	$811,774	$676,172	$(456,605)
Net Earnings (Loss) - Continuing Operations (2)	$(4,706,963)	$(2,092,653)	$(1,268,685)	$211,906	$2,069,756
Net Earnings (Loss) - Discontinued Operations	$2,856,837	$1,019,129	$2,080,459	$464,266	$(2,526,361)
Net Earnings (Loss) Per Share (1)	$(.62)	$(.37)	$.28	$.23	$(.16)
Net Earnings (Loss) Per Share - Continuing Operations (2)	$(1.58)	$(.72)	$(.43)	$.07	$.70
Net Earnings (Loss) Per Share - Discontinued Operations	$.96	$.35	$.71	$.16	$(.86)
Consolidated Revenues - Continuing Operations (2)	$39,082,120	$71,278,440	$112,761,140	$149,818,972	$169,878,196
Shares Outstanding at Year-End	3,180,340	2,914,351	2,909,079	2,943,303	2,936,356
Cash Dividends Paid Per Share	$.16	$.16	$.16	$.16	$.16
Shareholders’ Equity	$19,997,527	$21,257,952	$22,778,876	$22,505,543	$22,346,138
Shareholders’ Equity Per Share	$6.29	$7.29	$7.83	$7.65	$7.61
Working Capital	$7,207,333	$7,638,091	$9,875,096	$11,442,348	$10,820,179
Depreciation and Amortization - Continuing Operations (3)	$1,685,809	$1,638,322	$2,280,284	$1,934,870	$1,986,362
Total Assets	$61,876,019	$73,797,098	$91,784,369	$97,619,685	$102,845,867
Income-Producing Properties and Property and Equipment, net (4)	$30,234,144	$43,650,850	$45,188,295	$28,134,764	$61,456,455
Long-Term Debt	$27,411,653	$33,523,314	$35,163,492	$50,180,619	$51,929,637
Interest Rate Sensitive Debt (5)	$1,000,000	$11,351,353	$16,916,652	$17,941,479	$18,302,855
Return on Average Shareholders’ Equity (1)	(9.0)%	(4.9)%	3.6%	3.0%	(2.0)%

(1)	Includes continuing operations, discontinued operations and extraordinary items, if any.

(2)	Although, as of April 30, 2004, the operations of the Construction Segment were substantially discontinued, the results, nevertheless, are included in continuing operations pursuant to SFAS No. 144.

(3)	Depreciation and amortization for sold properties have been reclassified as discontinued operations and are not included above.

(4)	Does not include property held for sale or real estate held for future development or sale.

(5)	Includes short-term and long-term debt.

■ ABRAMS 2004 11

ITEM 7 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     INTRODUCTION

As discussed in “ITEM 1. BUSINESS” above, the amount and percentage of the Company’s revenues derived from its Construction Segment, historically the Company’s largest business, have declined dramatically in recent years, and the Company has elected to discontinue its activities as a multi-purpose general contractor, as is discussed elsewhere. The Company has added and is continuing to add new service offerings that are expected to generate lower gross revenues, but at higher profit margins, than did the Construction Segment. The Company is pursuing this strategy partially through selective acquisitions. This trend and strategy is expected to result in higher proportions of the Company’s revenues in the future being attributable to service and product sales. Because service and product sales are generally recognized as the service is performed and when the product is shipped or delivered, the Company expects backlog to become less significant to the Company in the future.

     In “RESULTS OF OPERATIONS” below, changes in revenues, costs and expenses, and selling, general and administrative expenses from period to period are analyzed on a segment and consolidated basis. For net earnings and similar profit information on a consolidated basis, please see “ITEM 6. SELECTED FINANCIAL DATA” above or the Company’s consolidated financial statements.

     RESULTS OF OPERATIONS

REVENUES

Revenues from continuing operations for 2004 were $39,082,120, compared to $71,278,440 and $112,761,140, for 2003 and 2002, respectively. This represents decreases in revenues of 45% in 2004 and 37% in 2003. Revenues included interest income of $12,581, $50,127, and $158,207, for 2004, 2003, and 2002, respectively, and other income of $122,423, $65,172, and $90,418, for 2004, 2003, and 2002, respectively. The figures in Chart A below, however, do not include interest income, other income or intersegment revenues. When more than one segment is involved, revenues are reported by the segment that sells the product or service to an unaffiliated purchaser.

REVENUES FROM CONTINUING OPERATIONS SUMMARY BY SEGMENT

CHART A
(Dollars in Thousands)

	Years Ended		Increase		Years Ended		Increase
	April 30,		(Decrease)		April 30,		(Decrease)
	2004	2003	Amount	Percent	2003	2002	Amount	Percent
Energy and Facilities Solutions	$2,962	$2,900	$62	2	$2,900	$2,995	$(95)	(3)
Energy Services (1)	2,602	–	2,602	–	–	–	–	–
Real Estate (2)	7,882	8,735	(853)	(10)	8,735	8,830	(95)	(1)
Construction (3)	25,500	59,528	(34,028)	(57)	59,528	100,688	(41,160)	(41)

Total	$38,946	$71,163	$(32,217)	(45)	$71,163	$112,513	$(41,350)	(37)

NOTES:

(1)	The Energy Services Segment was formed in December 2003. See Note 14 to the consolidated financial statements.

(2)	Represents rental revenues and revenues from sales of land, if any. Rental revenues for all periods presented do not include rental revenues generated by income-producing properties which were subsequently sold. Such revenues have been reclassified to discontinued operations. Rental revenues from continuing operations for 2004 were $7,882,431, compared to $7,875,530 in 2003, and $8,364,764 in 2002. Rental revenues exclude intercompany rents of $457,414 in 2004, $449,549 in 2003, and $461,818 in 2002. There were no sales of land in 2004. Revenues from sales of land were $859,561 in 2003, resulting from the sale of an outparcel in Jackson, Michigan, and an outparcel and an anchor store pad in Davenport, Iowa. Revenues from sales of land were $465,000 in 2002, resulting from the sale of an outlot in North Fort Myers, Florida.

(3)	Revenues decreased for fiscal 2004 from the comparable period in fiscal 2003, and for fiscal 2003 from the comparable period in fiscal 2002, primarily due to the Company’s election to reduce revenue volume rather than contract at prices that offered the Company unacceptable levels of potential profitability relative to the inherent risks. As discussed previously, the Company has elected to discontinue its role as a multi-purpose general contractor. Although, as of April 30, 2004, the operations of the Construction Segment were substantially discontinued, the results, nevertheless, are included in continuing operations pursuant to SFAS No. 144.

■ ABRAMS 2004 12

COST AND EXPENSES: APPLICABLE TO REVENUES

As a percentage of total segment revenues (See Chart A), the applicable total segment costs and expenses (See Chart B)of $33,443,421 for 2004, $64,260,964 for 2003, and $104,889,811 for 2002, were 86%, 90%, and 93%, respectively.

COSTS AND EXPENSES:APPLICABLE TO REVENUES FROM CONTINUING OPERATIONS SUMMARY BY SEGMENT

CHART B
(Dollars in Thousands)

				Percent of
				Segment Revenues
	Years Ended			For Years Ended
	April 30,			April 30,
	2004	2003	2002	2004	2003	2002
Energy and Facilities Solutions (1)	$1,630	$1,573	$1,760	55	54	59
Energy Services (2)	1,822	–	–	70	–	–
Real Estate (3)	4,899	5,409	5,980	62	62	68
Construction (4)	25,093	57,279	97,150	98	96	96

Total	$33,444	$64,261	$104,890	86	90	93

NOTES:

(1)	The change in the dollar amount and percentage of costs and expenses applicable to revenues from continuing operations for fiscal 2003, compared to the same period in 2002, was primarily the result of a change in the mix of services.

(2)	The Energy Services Segment was formed in December 2003. See Note 14 to the consolidated financial statements.

(3)	Costs and expenses for all periods presented do not include the costs and expenses of income-producing properties that were subsequently sold, and do not include the costs of sale of these properties. These costs and expenses have been reclassified to discontinued operations. Costs and expenses from continuing operations for 2004 were $4,898,526, compared to $5,113,013 in 2003, and $5,574,522 in 2002. There were no sales of land in 2004. Costs of the sale of real estate were $295,813 in 2003, resulting from the sale of an outparcel in Jackson, Michigan, and an outparcel and an anchor store pad in Davenport, Iowa, and $405,647 in 2002, resulting from the sale of an outlot North Fort Myers, Florida. The decrease in the dollar amount applicable to revenues from continuing operations for 2004 compared to 2003 is primarily attributable to: (a) a decrease in lease costs of approximately $141,000 due to the cancellation of a Kmart sublease; and (b) the Company no longer outsourcing asset management responsibilities, resulting in a decrease in fiscal 2004 asset management fees of approximately $83,000. The decrease in the dollar amount and percentage of costs and expenses applicable to revenues from continuing operations for 2003 compared to 2002 was primarily attributable to: (a) a decrease in lease costs of approximately $380,000 due to the cancellation of two Kmart subleases; (b) a decrease in depreciation expense of approximately $46,000; and (c) a decrease in management fees of approximately $177,000 paid to an outside asset manager that only served for a partial year in 2003; offset by (d) an increase in common area operating expenses of approximately $127,000, primarily due to parking lot repairs.

(4)	The increase in the percentage of costs and expenses applicable to revenues from continuing operations for 2004 compared to 2003 is primarily attributable to losses taken on two jobs and the decrease in revenues (see Note 3 to Chart A). Although, as of April 30, 2004, the operations of the Construction Segment were substantially discontinued, the results, nevertheless, are included in continuing operations pursuant to SFAS No. 144.

■ ABRAMS 2004 13

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

For the fiscal years 2004, 2003, and 2002, selling, general and administrative (“SG&A”) expenses from continuing operations (see Chart C) were $10,203,916, $8,043,576, and $7,536,971, respectively. As a percentage of consolidated revenues from continuing operations, these expenses were 26%, 11%, and 7%, in 2004, 2003, and 2002, respectively. In reviewing Chart C, the reader should recognize that the volume of revenues generally affects these amounts and percentages. The percentages in Chart C are based on expenses as they relate to segment revenues in Chart A, with the exception that parent expenses and total expenses relate to consolidated revenues.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES FROM CONTINUING OPERATIONS SUMMARY BY SEGMENT

CHART C
(Dollars in Thousands)

				Percent of
				Segment Revenues
	Years Ended			For Years Ended
	April 30,			April 30,
	2004	2003	2002	2004	2003	2002
Energy and Facilities Solutions (1)	$2,424	$1,795	$1,360	82	62	45
Energy Services (2)	788	–	–	30	–	–
Real Estate (3)	862	841	494	11	10	6
Construction (4)	3,604	2,426	3,092	14	4	3
Parent (5)	2,526	2,982	2,591	6	4	2

Total	$10,204	$8,044	$7,537	26	11	7

NOTES:

(1)	On a dollar and percentage basis, SG&A expenses were higher for fiscal 2004 compared to the same period in 2003 and 2002, primarily due to an increase in the number of personnel and other personnel costs, as well as a charge to earnings of approximately $267,000 in 2004 related to a change in estimated useful life of one of the Company’s proprietary software offerings. In fiscal 2004, the increase in SG&A was also due to higher sales and marketing expenditures, which did not generate the growth in revenues that was intended. The Company believes the recent acquisitions of the business and assets of iTendant, Inc. and Building Performance Engineers, Inc. will generate additional incremental revenue, and management has made operational adjustments, which it believes will result in sales and marketing costs being spent more effectively.

(2)	The Energy Services Segment was formed in December 2003. See Note 14 to the consolidated financial statements.

(3)	SG&A expenses for all periods presented do not include SG&A expenses of income-producing properties that were subsequently sold. These expenses have been reclassified as discontinued operations. On a dollar and percentage basis, SG&A expenses from continuing operations were higher for fiscal 2004 compared to 2003, primarily due to: (a) a decrease in legal and professional fees of approximately $242,000; offset by (b) an increase in personnel and staffing costs of approximately $285,000. On a dollar and percentage basis, SG&A expenses were higher for 2003 compared to 2002, primarily due to: (a) increased legal and professional fees of approximately $201,000, largely attributable to Kmart’s bankruptcy, a legal dispute with the Company’s former asset manager, and the employment of an outside consultant to assist in asset management; and (b) increased personnel and staffing costs of approximately $149,000 due to the Company’s return to internal asset management.

(4)	On a dollar and percentage basis, SG&A expenses were higher for fiscal 2004 compared to 2003, primarily due to: (a) an increase in legal and professional fees of approximately $1,258,000, primarily due to the Company’s internal investigation and ongoing cooperation with the U.S. Department of Justice, as discussed in “ITEM 3. LEGAL PROCEEDINGS;” (b) the one-time expense reduction of $450,000 in fiscal 2003, resulting from the decrease in an allowance for doubtful accounts reserve for a receivable from Montgomery Ward & Company; offset by (c) a reduction in SG&A salary costs of approximately $895,000, which in turn was partially offset by hiring and severance costs of $222,000; and (d) lower revenues during 2004. On a dollar basis, SG&A expenses were lower for 2003 compared to 2002, due to: (a) the one-time expense reduction of $450,000 in 2003 discussed in the previous sentence; and (b) a reduction in personnel and incentive compensation costs of approximately $278,000; offset by (c) an increase in information technology costs of approximately $122,000. Although, as of April 30, 2004, the operations of the Construction Segment were substantially discontinued, the results, nevertheless, are included in continuing operations pursuant to SFAS No. 144.

(5)	Although, SG&A expenses were lower on a dollar basis in fiscal 2004, on a percentage basis SG&A expenses were higher for fiscal 2004 compared to the same period in 2003 due to the reduction of consolidated revenues. On a dollar basis, SG&A expenses were lower for 2004 compared to 2003 primarily due to: (a) the accrual in 2003 of an expense of $484,000 related to a retirement agreement, which replaced the previous employment agreement of a former officer and director of the Company; and (b) a decrease in personnel and personnel related costs of approximately $117,000. On a dollar and percentage basis, SG&A expenses were higher in 2003 compared to 2002 primarily due to the accrual of the expense of $484,000 mentioned in (a) above.

■ ABRAMS 2004 14

     INTEREST COSTS

Most of the interest costs expensed of $2,512,688, $2,377,553, and $2,437,738, in 2004, 2003, and 2002, respectively, is related to debt on real estate. There was no capitalized interest in any of the years presented.

     FINANCIAL CONDITION AND CHANGES IN FINANCIAL CONDITION

In 2004, accounts receivables and trade and subcontractors payables decreased by $6,958,019 and $3,239,185, respectively, primarily due to the timing of the payment of invoices for construction work performed and a decrease in construction revenues.

     In 2004, income-producing properties decreased by $13,550,860, primarily due to: (1) the sale of the Company’s shopping center located in North Fort Myers, Florida, in March 2004 (See Note 3 to the consolidated financial statements); and (2) depreciation expense; offset by (3) the acquisition of a professional medical office building located in Douglasville, Georgia (see Note 14 to the consolidated financial statements); and (4) the additions to income-producing properties resulting from the completion of approximately 21,000 square feet of leasable space in the Company’s shopping center located in Jackson, Michigan.

     In 2004, goodwill increased by $3,256,411 and intangibles increased by $1,191,895, primarily due to the acquisition of assets and the assumption of certain liabilities of The Wheatstone Energy Group, Inc. and iTendant, Inc. (See Note 14 to the consolidated financial statements.)

     In 2004, investment held to maturity increased due to a $2,000,000 investment in a long-term securities bond that matures in April 2006, which management intends to hold to maturity.

     In 2004, mortgage notes payable increased by $2,293,461 primarily due to the assumption of the mortgage debt related the professional medical office building. (See Note 14 to the consolidated financial statements.)

     In 2004, other long-term debt decreased by $8,405,122, primarily due to the repayment of the North Fort Myers, Florida, construction loan upon the Company’s sale of the shopping center (see Note 3 to the consolidated financial statements), offset by the assumption of certain liabilities of The Wheatstone Energy Group, Inc. (see Note 14 to the consolidated financial statements).

     LIQUIDITY AND CAPITAL RESOURCES

Except for certain real estate construction loans and occasional short-term operating loans, the Company is usually able to finance its working capital needs through funds generated internally. If adequate funds are not generated through normal operations or the sale of real estate, the Company has available bank lines of credit. See Note 8 to the consolidated financial statements. Working capital was $7,207,333 at April 30, 2004, compared to $7,638,091 at April 30, 2003. Operating activities used cash of $2,059,704, primarily due to losses incurred during fiscal 2004 and a decrease in trade and subcontractors payable, offset by a decrease in accounts receivable. Investing activities used cash of $6,262,513, primarily due to: (1) the acquisition of the business and assets and the assumption of certain liabilities of The Wheatstone Energy Group, Inc. and the acquisition of the business and assets and the assumption of certain liabilities of iTendant, Inc. (see Note 14 to the consolidated financial statements); (2) additions to income-producing properties due to the completion of approximately 21,000 square feet of leasable space in the Company’s shopping center in Jackson, Michigan; (3) the investment of $2,000,000 in a securities bond for cash management purposes; and (4) the acquisition of a professional medical office building located in Douglasville, Georgia. Financing activities used cash of $1,541,684, primarily for scheduled principal payments of mortgage notes and other long-term debt. Discontinued operations provided cash of $11,085,941, from the sale of the Company’s former shopping center located in North Fort Myers, Florida.

     In 1999, in connection with the financing of the purchase of the Company’s owned shopping center in Jacksonville, Florida, the Company obtained a permanent mortgage loan in the amount of $9,500,000, which is secured by the center. Prior to being restructured, as is discussed below, the loan bore interest at 7.375% and was scheduled to be fully amortized over twenty years. The loan was to mature in 2019, but the lender had the right to call the loan at any time after September 1, 2002, upon thirteen months’ notice. If the loan had been called, the Company would have had up to thirteen months to repay the principal amount of the loan without penalty, by selling or refinancing the loan on the shopping center. However, the Company’s liability for repayment was limited to its interest in the center. In conjunction with the loan, an Additional Interest Agreement was executed, which had entitled the lender to be paid additional interest equal to fifty percent of the quarterly net cash flow and fifty percent of the appreciation in the property upon sale or refinance. The liability related to the lender’s fifty percent share of the appreciation in the property was $3,048,264 at April 30, 2004. The mortgage debt and related unamortized loan discount was $1,699,731 and $8,315,124, respectively, at April 30, 2004. On July 8, 2004, the Company restructured the loan on the Company’s owned shopping center in Jacksonville, Florida. The Company paid the lender $1.5 million as payment in full of the Additional Interest Agreement, which was then terminated. The restructured loan is for $7.8 million, bears interest at 6.125%, and matures on July 1, 2029, but may be called after July 1, 2011, with thirteen months’ notice. However, the Company’s liability for repayment is limited to its interest in the center.

     In March 2004, the Company’s Board authorized the repurchase of up to 200,000 shares of the Company Stock in the twelve-month period beginning March 4, 2004, and ending on March 3, 2005. Any such purchases, if made, could be in the open market at prevailing prices or in privately negotiated transactions. The Company did not repurchase any shares in the period between May 1, 2003, and June 30, 2004.

     In conjunction with the refinancing of a mortgage on an income-producing property in July 2002, the Company is required to provide for potential future tenant improvement expenses and lease commissions through additional collateral, in the form of a letter of credit, in the amount of $150,000 for each of the first three loan years, $300,000 during the fourth, fifth, and sixth loan years, and $450,000 during the seventh, eighth, ninth, and tenth loan years. The letter of credit, currently $150,000, is secured by a bank line of credit.

     Effective April 30, 2003, the Company terminated an employment agreement and entered into a new retirement agreement with a former officer and director of the Company. Beginning May 1, 2003, the new agreement required the Company to pay a retirement benefit of approximately $87,000 through August 19, 2003, and requires payments of approximately $100,000 per year thereafter for a term of four years, ending on August 19, 2007. In addition, the

■ ABRAMS 2004 15

Company will also continue to provide certain medical insurance benefits through the term of the retirement agreement. The new agreement provides that the retiree’s stock options expire no later than August 19, 2004. The retirement agreement would terminate early in the event of the death of the retiree.

     In December 2003, the Company acquired the business and substantially all of the assets and assumed certain liabilities of The Wheatstone Energy Group, Inc. for a purchase price of approximately $4.8 million. The consideration consisted of 23,842 newly-issued shares of the Company’s common stock with a fair value of $89,645, the payment of approximately $1.3 million to certain trade creditors, and assumed approximately $2.9 million of liabilities. Also in connection with the transaction, the Company issued 110,000 shares of Common Stock with a fair value of $424,380, and a warrant to purchase an additional 40,000 shares at an exercise price of $5.10 per share with a fair value of approximately $36,800 determined using the Black-Scholes option pricing model.

     In December 2003, the Company purchased a one year certificate of deposit in the amount of $200,000 that is used as collateral for an irrevocable letter of credit.

     In 1992, the Company secured a construction loan for the development of the shopping center in North Fort Myers, Florida, from SunTrust Bank. The original term of the construction financing was five years, and the loan was most recently extended to February 2005. In March 2004, the Company closed on the sale of the shopping center in North Fort Myers, Florida, for a sales price of $21.8 million, resulting in a pre-tax gain of approximately $4.0 million. After repayment of the remaining balance on the loan secured by the shopping center (approximately $10.5 million) and other expenses, the sale generated net cash proceeds of approximately $10.6 million. The sale did not include any of the Company’s adjacent real estate held for future development or sale. The Company used a portion of the proceeds to acquire the business and assets of iTendant, Inc., Building Performance Engineers, Inc., and a professional medical office building in Douglasville, Georgia. Each of these acquisitions is discussed below. The Company also used a portion of the proceeds from this sale to pay a special dividend approved by the Board in May 2004. The Company also intends to use a portion of the proceeds as a source of cash for other strategic acquisitions, and for additional investments in income-producing properties. Also, for cash management purposes, the Company used $2,000,000 of the proceeds to purchase a long-term investment in a securities bond.

     In October 1999, the Georgia World Congress Center Authority acquired the Company’s former wood manufacturing facility located in Atlanta, Georgia, for approximately $4.5 million. For income tax purposes, the Company treats this transaction as an involuntary conversion under Section 1033 of the Internal Revenue Code, which allows for the tax deferral on the gain if the Company acquires a qualified replacement property. In April 2004, the Company purchased a professional medical office building located in Douglasville, Georgia, as its Section 1033 qualified replacement property. The Company paid cash and assumed a mortgage note payable to purchase the asset for approximately $4.4 million, including the costs associated with completing the transaction.

     In April 2004, the Company acquired substantially all of the assets and assumed certain liabilities of iTendant, Inc for a purchase price of approximately $1.2 million. The consideration consisted of 123,547 newly-issued shares of the Company’s Common Stock, with a fair value of $525,075, $500,000 cash, and the assumption of approximately $170,000 of liabilities. Additional contingent consideration is provided for based on future operating goals and performance.

     In the fourth quarter of fiscal 2004, the Company made the decision to discontinue its Construction Segment activities. During fiscal 2005, any remaining open contracts will be completed and the associated warranty periods will be serviced. The Company anticipates that the settlement of final liabilities, collection of outstanding receivables, and the liquidation of other assets associated with this segment will provide additional cash and liquidity.

     In May 2004, the Company acquired the operating business and assets of Atlanta-based Building Performance Engineers, Inc. for a purchase price of approximately $350,000. The consideration consisted of 21,126 newly-issued shares of the Company’s Common Stock, with a fair value of $94,906, and issued a note for $150,000, and paid $100,000 cash.

     The Company’s other commitments primarily include operating leases for its leaseback shopping centers and ground leases, as described in “ITEM 2. PROPERTIES.” The Company has no long-term commitments to purchase building materials or other supplies.

     The Company anticipates that its equity, potential proceeds from sales of real estate, potential cash flow provided by financing or refinancing of debt, and cash flow generated from operations will for the foreseeable future provide adequate liquidity and financial flexibility to meet the Company’s needs to fund working capital, capital expenditures and investment activities.

     EFFECTS OF INFLATION ON REVENUES AND OPERATING PROFITS

The effects of inflation upon the Company’s operating results are varied. Inflation in recent years has been modest and has had minimal effect on the Company.

     The Energy and Facilities Solutions Segment generally has contracts that are renewed on an annual basis. At the time of renewal, contract fees may be adjusted, subject to customer approval. As inflation impacts the Company’s costs, primarily labor, the Company could seek a price increase for its contracts in order to protect its profit margin.

     The Energy Services Segment typically engages in contracts of short duration with fixed prices, which normally will minimize any erosion of its profit margin due to inflation. As inflation impacts the Company’s costs, primarily labor and materials, the Company could seek a price increase for subsequent contracts to protect its profit margin.

     In the Real Estate Segment, many of the anchor tenant leases are long-term (original terms over 20 years) with fixed rents, except for some leases with contingent rent provisions by which the Company may earn additional rent as a result of increases in tenants’ sales over specified targets. In many cases, however, the contingent rent provisions permit the anchor tenant to offset against contingent rents any increases in ad valorem taxes over a specified amount. If inflation were to rise, ad valorem taxes would probably increase as well, which, in turn, could cause a decrease in the contingent rents. Furthermore, the Company has certain repair obligations, and the costs of repairs generally increase with inflation.

     Inflation causes interest rates to rise, which has a positive effect on investment income, but could have a negative effect on profit margins, because of the increased costs of contracts and the increase in interest expense on variable rate loans. Overall, inflation could tend to limit the Company’s markets, and in turn, could reduce revenues as well as operating profits and earnings.

■ ABRAMS 2004 16

     CONTRACTUAL OBLIGATIONS

A summary of contractual obligations at April 30, 2004, are as follows:

	Payment due by Period
		Less than			More than
	Total	1 Year	1 - 3 Years	3 - 5 Years	5 Years
Mortgage notes payable (1)	$26,712,744	$1,202,876	$8,300,215	$7,268,824	$9,940,829
Operating leases (2)	4,147,000	1,332,000	1,661,000	430,000	724,000
Other long-term debt	1,938,083	46,855	338,228	318,000	1,235,000
Long-term obligations	322,000	100,000	222,000	—	—
Capital lease obligations	53,495	42,938	10,557	—	—

Total	$33,173,322	$2,724,669	$10,532,000	$8,016,824	$11,899,829

(1)	Regularly scheduled principal amortization payments.

(2)	Future minimum rental payments on leaseback shopping centers and ground leases.

     CRITICAL ACCOUNTING POLICIES

A critical accounting policy is one which is important both to the portrayal of a Company’s financial position and results of operations, and requires the Company to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying consolidated financial statements and related notes. In preparing these financial statements, the Company has made its best estimates and used its best judgments regarding certain amounts included in the financial statements, giving due consideration to materiality. The application of these accounting policies involves the exercise of judgment and the use of assumptions regarding future uncertainties, and as a result, actual results could differ from those estimates. Management believes that the Company’s most critical accounting policies are discussed and described in Note 2 to the consolidated financial statements, and include:

Revenue recognition

Energy and facilities solutions revenues primarily consist of services and product sales. Revenues are recognized as services are rendered, and depending upon the product type and customer agreement, product sales are recognized when products are shipped or delivered.

     Energy services and construction revenues are reported on the percentage-of-completion method, using costs incurred to date in relation to estimated total costs of the contracts, to measure the stage of completion. Original contract prices are adjusted for change orders in the amounts that are reasonably estimated based on the Company’s historical experience. The cumulative effects of changes in estimated total contract costs and revenues (change orders) are recorded in the period in which the facts requiring such revisions become known, and are accounted for using the percentage-of-completion method. At the time it is determined that a contract is expected to result in a loss, the entire estimated loss is recorded.

     The Company leases space in its income-producing properties to tenants, and recognizes minimum base rentals as revenue on a straight-line basis over the lease terms. Tenants may also be required to pay additional rental amounts based on property operating expenses. In addition, certain tenants are required to pay incremental rental amounts, which are contingent on their store sales. These percentage rents are recognized only if and when earned.

     Revenue from the sale of real estate is recognized when all of the following has occurred: (a) the property is transferred to the buyer; (b) the buyer’s initial and continuing investment is adequate to demonstrate a commitment to pay for the property; and (c) the buyer has assumed all future ownership risks of the property. Costs of sales of real estate are based on the specific property sold. When a portion or unit of a development property is sold, a proportionate share of the total cost of the development is charged to cost of sales.

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

     Interest and other carrying costs related to real estate assets under construction are capitalized. Other costs of development and construction of real estate assets are also capitalized. Capitalization of interest and other carrying costs are discontinued when a project is substantially completed or if active development ceases.

Impairment of long-lived assets, including goodwill, and assets to be disposed of

Long-lived assets and certain intangible assets, including goodwill, are required to be reviewed for impairment on an annual basis or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset to future net cash flows expected to be generated by the asset. If an asset is determined to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the asset’s estimated fair value. Assets to be disposed of are reported at the lower of their carrying amount or estimated fair value less costs to sell.

■ ABRAMS 2004 17

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

Discontinued Operations

The Company adopted SFAS 144, Accounting for the Impairment or Disposal of Long- Lived Asset, effective May 1, 2002, which requires among other things, that the gains and losses from the disposition of certain income-producing real estate assets, and the related historical operating results, be reflected as discontinued operations in the statements of operations for all periods presented. Although net earnings is not affected, the Company has reclassified results previously included in continuing operations to discontinued operations for qualifying dispositions under SFAS 144.

     DISCONTINUED OPERATIONS

On March 12, 2004, the Company sold its shopping center located in North Fort Myers, Florida, and recognized a pre-tax gain of approximately $4.0 million. On June 28, 2002, the Company sold its shopping center located in Englewood, Florida, and recognized a pre-tax gain of approximately $1.0 million. As a result of these sales, the Company’s financial statements have been prepared with results of operations, cash flows, and the gains from the sales shown as discontinued operations for all periods presented.

     During fiscal 2004, the Company made the decision to curtail its operations as a general contractor. Pursuant to this decision, when all operating activities have ceased and all warranty periods have expired, the Construction Segment will be classified as a discontinued operation and the historical operating results of the segment will be reclassified to discontinued operations pursuant to SFAS 144.

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

     Factors relating to general global, national, regional, and local economic conditions, including international political stability, national defense, homeland security, employment levels, wage and salary levels, consumer confidence, availability of credit, taxation policies, interest rates, capital spending, and inflation could negatively impact the Company and its customers, suppliers, and sources of capital. Any significant negative impact from these factors could result in material adverse effects on the Company’s results of operations and financial condition.

     The Company is at risk for many other matters beyond its control, including, but not limited to: the possible impact, if any, on revenues due to the ultimate disposition of legal proceedings in which the Company is involved, including the Justice Department’s inquiry into the construction job bidding matter described in “ITEM 3. LEGAL PROCEEDINGS”; the potential loss of significant customers; co-tenancy provisions in anchor tenant leases; the Company’s ability to sell or refinance its real estate; the possibility of not achieving projected backlog revenues or not realizing earnings from such revenues; the cost and availability of insurance; the ability of the Company to attract and retain key personnel; weather conditions; changes in laws and regulations, including changes in accounting standards, generally accepted accounting principles, and regulatory requirements of the SEC and NASDAQ; overall capital spending trends in the economy; the timing and amount of earnings recognition related to the possible sale of real estate properties held for sale; delays in or cancellations of customers’ orders; declines in energy prices which could negatively impact the value of the Company’s energy conservation services; the level and volatility of interest rates; the failure of a subcontractor to perform; and the deterioration in the financial stability of an anchor tenant, significant subcontractor or other significant customer.

■ ABRAMS 2004 18

ITEM 7A QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s major market risk exposure arises from changes in interest rates and the resulting impact on variable rate debt instruments. In addition, the Company has interest rate risk associated with fixed rate debt. The Company’s objectives in interest rate risk management are to limit the negative impact of interest rates on earnings and cash flows and to lower overall borrowing costs. To achieve its objectives, the Company borrows at fixed rates when it believes it is in its best interests to do so, and may enter into derivative financial instruments, such as interest rate swaps and caps, in order to limit its exposure to interest rate fluctuations. The Company does not enter into derivative or interest rate transactions for speculative purposes. There were no derivative contracts in effect at April 30, 2004, or April 30, 2003.

     The following table summarizes information related to the Company’s market risk sensitive debt instruments as of April 30, 2004:

	Expected Maturity Date
	Fiscal year ending April 30
	(Dollars in Thousands)							Estimated
						There-		Fair
	2005	2006	2007	2008	2009	after	Total	Value
Fixed rate debt (1)	$1,293	7,467	1,182	6,950	637	10,175	27,704	29,033
Average interest rate	7.6%	7.4%	7.8%	7.4%	8.5%	8.2%	–	–

Variable rate debt (2)	$–	–	–	–	–	1,000	1,000	1,000

(1)	Amount for 2006 includes approximately $8.3 million, net of loan discount of approximately $1.7 million, of debt on the shopping center in Jacksonville, Florida, which loan was not scheduled to mature until 2019, but could have been called at any time after September 2002, for repayment thirteen months after such call date. This loan was restructured on July 8, 2004, with a fixed rate of 6.125% to be amortized over twenty-five years, and may be called by the lender in seven years, upon thirteen months’ notice. See “ITEM 7. LIQUIDITY AND CAPITAL RESOURCES.”

(2)	Interest on variable rate debt is based on prime rate plus 1.5%.

ITEM 8 FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm	page 20
Consolidated Balance Sheets - April 30, 2004, and 2003	page 21
Consolidated Statements of Operations - For the years ended April 30, 2004, 2003, and 2002	page 22
Consolidated Statements of Shareholders’ Equity - For the years ended April 30, 2004, 2003, and 2002	page 23
Consolidated Statements of Cash Flows - For the years ended April 30, 2004, 2003, and 2002	page 24
Notes to Consolidated Financial Statements - For the years ended April 30, 2004, 2003, and 2002	page 25
Schedules:
Schedule Number
II Valuation and Qualifying Accounts	page 39
III Real Estate and Accumulated Depreciation	page 40

■ ABRAMS 2004 19

     REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Abrams Industries, Inc.:

We have audited the accompanying consolidated balance sheets of Abrams Industries, Inc. and subsidiaries (the “Company”) as of April 30, 2004, and 2003, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended April 30, 2004. Our audits also included the financial statement schedules listed in the Index at Item 8. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Abrams Industries, Inc. and subsidiaries as of April 30, 2004, and 2003, and the results of their operations and their cash flows for each of the three years in the period ended April 30, 2004, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules for 2004, 2003, and 2002 when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth herein.

As discussed in Note 3 to the consolidated financial statements, effective May 1, 2002, the Company changed its method of accounting for discontinued operations to conform to the Statement of Financial Accounting Standards No. 144 and retroactively restated the 2003 and 2002 financial statements for the change.

Atlanta, Georgia
July 8, 2004

■ ABRAMS 2004 20

     CONSOLIDATED BALANCE SHEETS

	April 30,
	2004	2003
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$6,379,679	$5,157,639
Short-term investment	200,000	—
Receivables:
Trade accounts and notes, net of allowance for doubtful accounts of $60,644 in 2004, and $44,751 in 2003	852,405	1,178,382
Contracts, net of allowance for doubtful accounts of $410,835 in 2004, and $447,294 in 2003, including retained amounts of $192,340 and $3,096,192, in 2004 and 2003, respectively(Note 4)	4,599,812	11,231,854
Assets of discontinued operations (Note 3)	56,947	102,146
Costs and earnings in excess of billings (Note 4)	860,940	503,113
Income tax receivable	—	171,907
Deferred income taxes (Note 9)	623,001	610,980
Other	779,617	554,396

Total current assets	14,352,401	19,510,417

INCOME-PRODUCING PROPERTIES, net (Notes 5 and 7)	29,628,177	43,179,037
PROPERTY AND EQUIPMENT, NET (Note 6)	605,967	471,813
OTHER ASSETS:
Real estate held for future development or sale	3,970,498	3,952,812
Intangible assets, net (Note 15)	3,527,722	2,335,827
Goodwill (Note 15)	4,998,242	1,741,831
Investment held to maturity	2,000,000	—
Other	2,793,012	2,605,361

	$61,876,019	$73,797,098

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Trade and subcontractors payables, including retained amounts of $300,546 and $1,064,989, in 2004 and 2003, respectively	$2,924,611	$6,163,796
Accrued expenses	2,710,978	1,831,990
Billings in excess of costs and earnings (Note 4)	208,482	682,674
Liabilities of discontinued operations (Note 3)	8,328	563,584
Current maturities of long-term debt	1,292,669	2,630,282

Total current liabilities	7,145,068	11,872,326

DEFERRED INCOME TAXES (Note 9)	2,677,141	2,772,132
OTHER LIABILITIES	4,644,630	4,371,374
MORTGAGE NOTES PAYABLE, less current maturities (Note 7)	25,509,868	23,216,407
OTHER LONG-TERM DEBT, less current maturities (Note 8)	1,901,785	10,306,907

Total liabilities	41,878,492	52,539,146

COMMITMENTS AND CONTINGENCIES (Notes 7, 8 and 16)
SHAREHOLDERS’ EQUITY (Note 11):
Common stock, $1 par value; 5,000,000 shares authorized; 3,327,628 issued and 3,180,340 outstanding in 2004, 3,060,239 issued and 2,914,351 outstanding in 2003,	3,327,628	3,060,239
Additional paid-in capital	2,963,874	2,153,505
Deferred stock compensation	(26,855)	(16,598)
Retained earnings	14,412,663	16,734,753
Treasury stock (common shares) of 147,288 in 2004, and 145,888 in 2003	(679,783)	(673,947)

Total shareholders’ equity	19,997,527	21,257,952

	$61,876,019	$73,797,098

See accompanying notes to consolidated financial statements.

■ ABRAMS 2004 21

     CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended April 30,
	2004	2003	2002
REVENUES:
Energy and facility solutions	$2,962,308	$2,900,191	$2,994,879
Energy services	2,602,025	—	—
Rental income	7,882,431	7,875,530	8,364,764
Real estate sales	—	859,561	465,000
Construction	25,500,352	59,527,859	100,687,872
Interest	12,581	50,127	158,207
Other	122,423	65,172	90,418

	39,082,120	71,278,440	112,761,140

COSTS AND EXPENSES:
Energy and facility solutions	1,629,687	1,573,426	1,760,007
Energy services	1,821,869	—	—
Rental property operating expenses,excluding interest	4,898,526	5,113,013	5,574,522
Cost of real estate sold	—	295,813	405,647
Construction	25,093,339	57,278,712	97,149,635

	33,443,421	64,260,964	104,889,811

Selling, general and administrative	10,203,916	8,043,576	7,536,971
Interest costs incurred	2,512,688	2,377,553	2,437,738

	46,160,025	74,682,093	114,864,520

LOSS BEFORE INCOME TAXES	(7,077,905)	(3,403,653)	(2,103,380)

INCOME TAX BENEFIT (Note 9):
Current	—	(171,907)	(766,682)
Deferred	(2,370,942)	(1,139,093)	(68,013)

	(2,370,942)	(1,311,000)	(834,695)

LOSS FROM CONTINUING OPERATIONS	(4,706,963)	(2,092,653)	(1,268,685)

DISCONTINUED OPERATIONS (Note 3):
Earnings from discontinued operations,adjusted for applicable income tax expense of $241,876 in 2004, $249,413 in 2003, and $218,452 in 2002	394,914	401,142	359,710
Gain on sale of assets of discontinued operations, adjusted for applicable income tax expense of $1,510,307 in 2004, $372,228 in 2003, and $1,056,000 in 2002	2,461,923	617,987	1,720,749

EARNINGS FROM DISCONTINUED OPERATIONS	2,856,837	1,019,129	2,080,459

NET (LOSS) EARNINGS	$(1,850,126)	$(1,073,524)	$811,774

NET (LOSS) EARNINGS PER SHARE (Note 12):
From continuing operations - basic and diluted	$(1.58)	$(.72)	$(.43)
From discontinued operations - basic and diluted	.96	.35	.71

Net (loss) earnings per share - basic and diluted	$(.62)	$(.37)	$.28

See accompanying notes to consolidated financial statements.

■ ABRAMS 2004 22

     CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock		Additional Paid-in	Deferred Stock	Retained	Treasury
	Shares	Amount	Capital	Compensation	Earnings	Stock	Total
BALANCES at April 30, 2001	3,041,039	$3,041,039	$2,097,315	$(75,094)	$17,930,914	$(488,631)	$22,505,543
Net earnings	—	—	—	—	811,774	—	811,774
Common stock acquired	—	—	—	—	—	(183,046)	(183,046)
Common stock issued	13,400	13,400	37,690	(51,090)	—	—	—
Stock compensation expense	—	—	—	113,440	—	—	113,440
Cash dividends declared - $.16 per share	—	—	—	—	(468,835)	—	(468,835)

BALANCES at April 30, 2002	3,054,439	3,054,439	2,135,005	(12,744)	18,273,853	(671,677)	22,778,876
Net loss	—	—	—	—	(1,073,524)	—	(1,073,524)
Common stock acquired	—	—	—	—		(2,270)	(2,270)
Common stock issued	5,800	5,800	18,500	(24,300)	—	—	—
Stock compensation expense	—	—	—	20,446	—	—	20,446
Cash dividends declared - $.16 per share	—	—	—	—	(465,576)	—	(465,576)

BALANCES at April 30, 2003	3,060,239	3,060,239	2,153,505	(16,598)	16,734,753	(673,947)	21,257,952
Net loss	—	—	—	—	(1,850,126)	—	(1,850,126)
Common stock acquired	—	—	—	—		(5,836)	(5,836)
Common stock issued	267,389	267,389	810,369	(41,700)	—	—	1,036,058
Stock compensation expense	—	—	—	31,443	—	—	31,443
Cash dividends declared - $.16 per share	—	—	—	—	(471,964)	—	(471,964)

BALANCES at April 30, 2004	3,327,628	$3,327,628	$2,963,874	$(26,855)	$14,412,663	$(679,783)	$19,997,527

See accompanying notes to consolidated financial statements.

■ ABRAMS 2004 23

      CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended April 30,
	2004	2003	2002
Cash flows from operating activities:
Net (loss) earnings	$(1,850,126)	$(1,073,524)	$811,774
Adjustments to reconcile net (loss) earnings to net cash used in operating activities:
Income from discontinued operations, net of tax	(2,856,837)	(1,019,129)	(2,080,459)
Depreciation and amortization	1,685,809	1,638,322	2,280,284
Deferred tax benefit	(2,370,942)	(1,610,654)	(1,062,587)
(Recovery of) provision for doubtful accounts	(20,566)	(514,513)	69,999
Gain on sale of real estate	—	(563,748)	(59,353)
Changes in assets and liabilities, net of effect of acquisitions:
Receivables, net	7,662,639	882,693	2,431,245
Costs and earnings in excess of billings	(261,587)	179,049	801,033
Other current assets	(151,553)	166,289	108,244
Other assets	(306,145)	147,431	421,256
Trade and subcontractors payable	(3,778,853)	(1,848,896)	(764,797)
Accrued expenses	700,760	283,033	(1,357,839)
Accrued profit-sharing	—	—	(1,277,917)
Billings in excess of costs and earnings	(729,912)	4,687	(828,779)
Other liabilities	217,609	474,758	(73,271)

Net cash used in operating activities	(2,059,704)	(2,854,202)	(581,167)

Cash flows from investing activities:
Purchase of held to maturity investments	(2,200,000)	—	—
Proceeds from sales of real estate and property and equipment	—	847,203	407,837
Additions to real estate held for sale or future development	(17,686)	—	—
Additions to intangible assets, net	168,388	(282,479)	—
Additions to income-producing properties, net	(1,075,371)	(260,522)	(339,207)
Additions to property, equipment, and other, net	5,871	(113,075)	(512,056)
Acquisitions, net of cash acquired	(3,209,862)	—	(2,971,663)
Repayments received on notes receivable	66,147	10,183	94,096

Net cash (used in) provided by investing activities	(6,262,513)	201,310	(3,320,993)

Cash flows from financing activities:
Debt proceeds	—	4,900,000	—
Debt repayments	(1,063,884)	(5,560,674)	(1,105,664)
Deferred loan costs paid	—	(107,788)	(5,000)
Repurchase of common stock	(5,836)	(2,270)	(183,046)
Cash dividends	(471,964)	(465,576)	(468,835)

Net cash used in financing activities	(1,541,684)	(1,236,308)	(1,762,545)

Cash flows from discontinued operations:
Operating activities	1,210,681	817,330	2,127,160
Debt repayments	(11,351,353)	(13,171,597)	—
Proceeds from sale of property, net of costs of sale	21,226,613	13,489,901	—

Net cash provided by discontinued operations	11,085,941	1,135,634	2,127,160

Net increase (decrease) in cash and cash equivalents	1,222,040	(2,753,566)	(3,537,545)
Cash and cash equivalents at beginning of year	5,157,639	7,911,205	11,448,750

Cash and cash equivalents at end of year	$6,379,679	$5,157,639	$7,911,205

Supplemental disclosure of noncash investing activities:
Transfer of real estate held for future development or sale to property held for sale	$—	$—	$12,522,944
Transfer of property to real estate held for future development or sale	$—	$—	$321,710
Transfer of property held for sale to income-producing property	$—	$—	$19,362,643
Supplemental disclosure of noncash financing activities:
Issuance of common stock under Stock Award Plan	$41,700	$24,300	$51,090
Supplemental schedule of cash flow information:
Cash paid during the year for interest	$2,457,694	$2,967,042	$4,092,065
Cash (refunded) paid during the year for income taxes, net	$(186,094)	$(351,871)	$202,716

See accompanying notes to consolidated financial statements.

■  ABRAMS 2004 24

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2004, 2003, AND 2002

1	ORGANIZATION AND BUSINESS

Abrams Industries, Inc. and subsidiaries (the “Company”) was organized under Delaware law in 1960. In 1984, the Company changed its state of incorporation from Delaware to Georgia. The Company (i) provides energy engineering services and develops, implements and supports maintenance and service request solutions for facilities; (ii) implements energy savings lighting programs and provides other energy services, including facility related improvements that reduce energy and operating costs; and (iii) engages in real estate investment and development. The Company also historically provided commercial construction services as a general contractor. The Company’s wholly owned subsidiaries include Servidyne Systems, LLC, (the “Energy and Facilities Solutions Segment”); The Wheatstone Energy Group, LLC (the “Energy Services Segment”); Abrams Properties, Inc. and subsidiaries, and AFC Real Estate, Inc. and its subsidiary (the “Real Estate Segment”); and Abrams Construction, Inc. (the “Construction Segment”).

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

(c) Revenue recognition

Energy and facilities solutions revenues primarily consist of services and product sales. Revenues are recognized as services are rendered, and depending upon the product type and customer agreement, product sales are recognized when products are shipped or delivered.

Energy services and construction revenues are reported on the percentage-of-completion method, using costs incurred to date in relation to estimated total costs of the contracts to measure the stage of completion. Original contract prices are adjusted for change orders in the amounts that are reasonably estimated based on the Company’s historical experience. The cumulative effects of changes in estimated total contract costs and revenues (change orders) are recorded in the period in which the facts requiring such revisions become known, and are accounted for using the percentage-of-completion method. At the time it is determined that a contract is expected to result in a loss, the entire estimated loss is recorded.

The Company leases space in its income-producing properties to tenants, and recognizes minimum base rentals as revenue on a straight-line basis over the lease terms. Tenants may also be required to pay additional rental amounts based on property operating expenses. In addition, certain tenants are required to pay incremental rental amounts, which are contingent on their store sales. These percentage rents are recognized only if and when earned.

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

(d) Cash and cash equivalents and short-term investments

Cash and cash equivalents include money market funds and other financial instruments. The Company considers all highly liquid financial instruments with original maturities of three months or less to be cash equivalents. The Company considers financial instruments with original maturities of three months to one year to be a short-term investment.

(e) Property held for sale

Property held for sale is expected to be sold in the near term and is carried at the lower of cost or fair value less costs to sell.

(f) Income-producing properties and property and equipment

Income-producing properties are stated at cost, and are depreciated for financial reporting purposes using the straight-line method over the estimated useful lives of the properties and related assets. Property and equipment are recorded at cost, and are depreciated for financial reporting purposes using the straight-line method over the estimated useful lives of the assets. Significant additions, which extend asset lives, are capitalized. Normal maintenance and repair costs are expensed as incurred. Interest and other carrying costs related to real estate assets under construction are capitalized. Other costs of development and construction of real estate assets are also capitalized. Capitalization of interest and other carrying costs are discontinued when a project is substantially completed or if active development ceases.

(g) Real estate held for future development or sale

Real estate held for future development or sale is carried at the lower of cost or fair value less costs to sell.

(h) Deferred loan costs

Costs incurred to obtain loans have been deferred and are being amortized over the terms of the related loans.

■ ABRAMS 2004  25

(i) Impairment of long-lived assets and assets to be disposed of

The Company reviews its long-lived assets and certain intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset to future net cash flows expected to be generated by the asset. If an asset is determined to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the asset’s fair value. Assets to be disposed of are reported at the lower of their carrying amount or fair value less costs to sell.

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

(k) Fair value of financial instruments

Management believes that the carrying amounts of cash and cash equivalents, short-term investments, receivables, other assets, accounts payable, accrued expenses, and the current portion of debt instruments are reasonable approximations of their fair value, because of the short-term nature of these instruments.

Management believes that the carrying amount of long-term investments in debt securities approximates fair value due to management’s intent to hold the investments to maturity.

The fair value of the Company’s debt instruments is estimated by discounting the future cash flows of each instrument at rates currently offered to the Company by the Company’s bankers for similar debt instruments of comparable maturities. Based on this valuation methodology, the carrying amount and estimated fair value of the debt instruments as of April 30, 2004, are $28,704,332 and $30,032,704, respectively.

(l) Intangible assets

Intangible assets primarily consist of a trademarks, computer software, customer relationships, proprietary customer software solutions, lease costs, and deferred loan costs. The trademarks are unamortized intangible assets as they have indefinite lives. However, the computer software, proprietary computer software solutions, lease costs, and deferred loan costs are amortized using the straight-line method over the following estimated useful lives:

Computer software	3 years
Proprietary customer software solutions	5 years
Customer relationships	5 years
Lease costs	Over the term of the lease
Loan costs	Over the term of the loan

The Company tested goodwill and intangibles assets, related to its Energy and Facilities Solutions Segment, with indefinite useful lives as of April 30, 2004, for impairment, as required by SFAS 142, utilizing the expected present value of future cash flows. The analysis did not result in an impairment for fiscal 2004. As of April 30, 2004, the Company does not believe any of its goodwill or long-lived assets are impaired. The Company will test goodwill and intangibles assets with indefinite useful lives, related to its Energy Services Segment, that were acquired in December 2003 at the earlier of one year from the acquisition date or the occurrence of an event or circumstance that would indicate impairment.

(m) Derivative instruments and hedging activities

The Company accounts for derivative and hedging activities in accordance with Statement of Financial Accounting Standards (“SFAS”) 133, Accounting for Derivative Instruments and Hedging Activities, as amended. Under SFAS 133, derivative instruments are recognized in the balance sheet at fair value, and changes in the fair value of such instruments are recognized currently in earnings unless specific hedge accounting criteria are met. At April 30, 2004, and 2003, the Company had no derivative instruments.

(n) Discontinued Operations

The Company adopted SFAS 144, Accounting for the Impairment or Disposal of Long- Lived Asset, effective May 1, 2002, which requires among other things, that the gains and losses from the disposition of certain income-producing real estate assets, and the related historical operating results, be reflected as discontinued operations in the statements of operations for all periods presented. Although net earnings are not affected, the Company has reclassified results previously included in continuing operations to discontinued operations for qualifying dispositions under SFAS 144.

(o) Stock Compensation

In December 2002, SFAS 148, Accounting for Stock-Based Compensation – Transition and Disclosure, was issued. This statement amends SFAS 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of that statement to require prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation. The Company elected to adopt this standard as of January 31, 2003, resulting in additional disclosures related to its stock-based compensation plan. For purposes of the pro forma disclosures required by SFAS 123, the Company has computed the value of all stock and stock option awards granted during fiscal 2004, 2003, and 2002, using the Black-Scholes option pricing model.

■ ABRAMS 2004  26

If the Company had accounted for its stock-based compensation awards in accordance with SFAS 123, pro forma results would have been as follows for the years ended April 30:

	2004	2003	2002
Net (loss) earnings, as reported	$(1,850,126)	$(1,073,524)	$811,774
Deduct: Total stock-based compensation expense as determined under fair value based method for all awards, net of related tax effects	(191,890)	(165,411)	(46,963)
Add: Forfeitures, net of related tax effects	124,997	2,064	94

Pro forma net (loss) earnings	$(1,917,019)	$(1,236,871)	$764,905

Net (loss) earnings per share:
Basic and diluted - as reported	$(.62)	$(.37)	$.28

Basic and diluted - pro forma	$(.65)	$(.42)	$.26

A summary of the options activity for the fiscal years ended April 30, 2004, 2003, and 2002, is as follows:

	2004		2003		2002
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price
Outstanding at beginning of year	671,884	$4.97	150,250	$4.00	150,616	$4.00
Granted	206,000	5.10	609,000	5.10	—	—
Forfeited	(179,294)	4.65	(87,366)	4.21	(366)	4.00
Exercised	—	—	—	—	—	—

Outstanding at end of year	698,590	5.09	671,884	4.97	150,250	4.00

Exercisable at end of year	296,592	$5.08	74,759	$4.00	75,125	$4.00

The fair value for each option grant was estimated on the grant date using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2004	2003	2002
Expected life (years)	10	5 and 10	5
Dividend yield	4.01%	3.68%	4.16%
Expected stock price volatility	32%	33%	42%
Risk-free interest rate	4.52%	3.22% and 4.65%	4.93%

Using these assumptions, the weighted average fair value per share of options granted is $0.92, $1.18, and $1.05, for 2004, 2003, and 2002, respectively.

3	DISCONTINUED OPERATIONS

The Company is in the business of creating long-term value by periodically realizing gains through the sale of existing real estate assets, and then redeploying its capital by reinvesting the proceeds from such sales. Effective May 1, 2002, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which requires, among other things, that the operating results of certain income-producing assets, sold subsequent to April 30, 2002, be included in discontinued operations in the statements of operations for all periods presented. The Company classifies an asset as held for sale when the asset is under a binding sales contract with minimal contingencies, and the buyer is materially at risk if the buyer fails to complete the transaction. However, each potential transaction is evaluated based on its separate facts and circumstances. Pursuant to this standard, as of April 30, 2004, the Company had no current assets that were classified as held for disposition or sale.

■ ABRAMS 2004  27

On March 12, 2004, the Company sold its shopping center located in North Fort Myers, Florida, and recognized a pretax gain of approximately $4.0 million. On June 28, 2002, the Company sold its shopping center located in Englewood, Florida, and recognized a pretax gain of approximately $1.0 million. In June 1999, the Company received notice from the Georgia State Properties Commission that the Georgia World Congress Center Authority had made the determination to acquire the Company’s former manufacturing segment’s wood manufacturing facility in Atlanta, Georgia. In October 1999, a Special Master appointed by the court awarded the Company $4.5 million for the property, which was paid to the manufacturing segment. Both the State and the Company appealed the award amount. During the year ended April 30, 2002, the Company reached a settlement with the State and recognized an after-tax gain of $1,720,749 on the transaction.

As a result of these transactions, the Company’s financial statements have been prepared with these properties’ results of operations, cash flows, and the gains from the sales shown as discontinued operations. All historical statements have been restated in accordance with SFAS 144. Summarized financial information for discontinued operations for the fiscal years ended April 30 is as follows:

	2004	2003	2002
Rental income revenues	$2,565,036	$3,146,080	$4,836,547
Rental property operating expenses	932,055	1,031,688	1,465,522
Depreciation	571,581	797,605	833,872
Interest Expense	424,610	666,232	1,958,991

Total rental property expenses	1,928,246	2,495,525	4,258,385
Earnings from discontinued operations	636,790	650,555	578,162
Income tax expense	(241,876)	(249,413)	(218,452)

Earnings from discontinued operations, net of tax	394,914	401,142	359,710
Gain on disposition of discontinued operations	3,972,230	990,215	2,776,749
Income tax expense	(1,510,307)	(372,228)	(1,056,000)

Gain on sale of assets of discontinued operations, net of tax	2,461,923	617,987	1,720,749
Earnings from discontinued operations, net of tax	$2,856,837	$1,019,129	$2,080,459

	Balances at
Assets of discontinued operations:	April 30, 2004	April 30, 2003
Receivables	$42,577	$57,020
Other	14,370	45,126

	$56,947	$102,146

	Balances at
Liabilities of discontinued operations:	April 30, 2004	April 30, 2003
Income taxes	$—	$476,635
Accrued expenses	8,328	86,949

	$8,328	$563,584

4	CONTRACTS IN PROGRESS

Assets and liabilities related to contracts in progress, including contracts receivable, are included in current assets and current liabilities as they will be liquidated in the normal course of contract completion, which is expected to occur within one year. Amounts billed and costs and earnings recognized on contracts in progress at April 30 were:

Costs and earnings in excess of billings:	2004	2003
Accumulated costs and earnings	$2,702,357	$16,324,508
Amounts billed	1,841,417	15,821,395

	$860,940	$503,113

Billings in excess of costs and earnings:
Amounts billed	$3,495,268	$17,349,809
Accumulated costs and earnings	3,286,786	16,667,135

	$208,482	$682,674

■ ABRAMS 2004  28

5	INCOME-PRODUCING PROPERTIES

Income-producing properties and their estimated useful lives at April 30 were as follows:

	Estimated
	useful lives	2004	2003
Land	N/A	$9,109,422	$13,777,053
Buildings and improvements	7-39 years	31,937,313	46,294,096

		41,046,735	60,071,149
Less - accumulated depreciation and amortization		11,418,558	16,892,112

		$29,628,177	$43,179,037

Depreciation expense from continuing operations for the years ended April 30, 2004, 2003, and 2002, was $936,138, $952,884, and $983,211, respectively.

6	PROPERTY AND EQUIPMENT

The major components of property and equipment and their estimated useful lives at April 30 were as follows:

	Estimated
	useful lives	2004	2003
Building and improvements	3-39 years	$254,796	$434,024
Equipment	3-10 years	974,173	845,553
Vehicles		399,442	672,534

		1,628,411	1,952,111
Less - accumulated depreciation		1,022,444	1,480,298

		$605,967	$471,813

Depreciation expense from continuing operations for the years ended April 30, 2004, 2003, and 2002, was $218,773, $269,026, and $366,739, respectively.

7	MORTGAGE NOTES PAYABLE AND LEASES

As of April 30, 2004, the Company owned five shopping centers, two office buildings, an office park, and a former manufacturing facility. Of the owned properties, four of the five shopping centers and the office properties were pledged as collateral on related mortgage notes payable. Exculpatory provisions of the mortgage notes limit the Company’s liability for repayment to its interests in the respective mortgaged properties. As of April 30, 2004, Kmart was a tenant in two of the five Company-owned shopping centers. The owned shopping centers are leased to tenants for terms expiring on various dates from fiscal years 2005 to 2021, while leases on the office properties expire from fiscal years 2005 to 2012.

The Company also leases six shopping centers under leaseback arrangements expiring on various dates between fiscal years 2005 to 2015. The Company’s leases contain exculpatory provisions that limit the Company’s liability for payment to its interests in the respective leases. All of the leaseback centers are subleased to the Kmart Corporation. The subleases on the leaseback shopping centers either are the same as, or may be extended to correspond to, the leaseback periods. All leases are operating leases. The owned shopping center leases typically require that the tenants make fixed rental payments over a five to twenty-five year period, and may provide for renewal options and for contingent rentals, if the tenant’s sales volume in the leased space exceeds a predetermined amount. In most cases, the shopping center leases provide that the tenant bear its share of the cost of insurance, repairs, maintenance, and taxes.

Base rental revenues recognized from owned shopping centers and office properties in 2004, 2003, and 2002, were approximately $5,209,000, $5,049,000, and $5,044,000, respectively. Base rental revenues recognized from leaseback shopping centers in 2004, 2003, and 2002, were approximately $1,904,000, $2,031,000, and $2,497,000, respectively. Contingent rental revenues on all shopping centers in 2004, 2003, and 2002, were approximately $138,000, $181,000, and $174,000, respectively.

Approximate future minimum annual rental receipts from all rental properties are as follows:

Year ending April 30,	Owned	Leaseback
2005	$5,001,000	$1,651,000
2006	4,608,000	1,476,000
2007	3,871,000	888,000
2008	3,448,000	618,000
2009	2,243,000	303,000
Thereafter	8,611,000	1,543,000

	$27,782,000	$6,479,000

■ ABRAMS 2004  29

The expected future minimum principal and interest payments on mortgage notes payable on the owned rental properties, and the approximate future minimum rentals expected to be paid on the leaseback centers, are as follows:

	Owned Rental Properties Mortgage Payments		Leaseback Centers Rental
Year ending April 30,	Principal	Interest	Payments
2005	$1,202,876	$1,625,388	$1,332,000
2006	7,280,267	1,500,664	1,146,000
2007	1,019,948	1,419,158	515,000
2008	6,672,095	1,197,903	287,000
2009	596,729	843,873	143,000
Thereafter	9,940,829	4,415,986	724,000

	$26,712,744	$11,002,972	$4,147,000

The mortgage notes payable are due at various dates between January 1, 2008, and January 1, 2026, and bear interest at rates ranging from 7.25% to 9.25%. At April 30, 2004, the weighted average rate for all outstanding debt was 7.7%, including other long-term debt and credit facilities (see Note 8). In conjunction with the origination of a mortgage on an income-producing property, an Additional Interest Agreement was executed, which prior to the loan being restructured on July 8, 2004, entitled the lender to participate in fifty percent of the quarterly net cash flow and fifty percent of the appreciation in the property upon sale or refinance, as defined in the Agreement. The appreciation participation liability, which is included in other liabilities, was $3,048,264 and $2,721,448, at April 30, 2004, and 2003, respectively. The related unamortized loan discount was $1,699,731 and $1,732,647, at April 30, 2004, and 2003, respectively. The principal amount of approximately $6.3 million associated with this loan is included in the year 2006 in the table above (See Note17 regarding the loan restructuring).

8	OTHER LONG-TERM DEBT AND CREDIT FACILITIES

Other long-term debt at April 30 was as follows:

	2004	2003
Real estate construction loan bearing interest at the prime rate plus .375%; paid off in March 2004	$—	$7,249,849
Amendment to the construction loan shown above, permitting borrowings of up to $4,942,419; bearing interest at the prime rate plus .375%; paid off in March 2004	—	4,101,504
Note payable bearing interest at the prime rate plus 1.5% (5.5% at April 30,2004); interest only payments due monthly; matures December 18,2011; secured by all general assets of The Wheatstone Energy Group, LLC	1,000,000	—
Note payable bearing interest at 6.0%; interest due annually on January 31, and principal payments due in installments as defined in the agreement commencing on January 31,2006; matures on January 31,2008	516,000	—
Note payable bearing interest at 6.8%; interest due annually on December 31, beginning December 31, 2004, and principal payments due annually in installments as defined in the agreement commencing on December 19,2008; matures on December 19,2011	295,000	—
Note payable with an imputed interest rate of 6.0%; principal payments due annually in installments as defined in the agreement commencing on December 26, 2004; matures on December 26,2006	79,000	—
Capital lease obligation; monthly payments of $3,578 ending in July 2005	53,495	—
Various notes payable with interest rates ranging from 8.3% to 10.75%; maturity dates ranging from September 2005 to November 2005	48,083	—

Total other long-term debt	1,991,578	11,351,353
Less current maturities	89,793	1,044,446

Total other long-term debt, less current maturities	$1,901,785	$10,306,907

■ ABRAMS 2004  30

The future minimum principal payments due on other long-term debt are as follows:

Year Ending April 30,
2005	$89,793
2006	186,785
2007	162,000
2008	278,000
2009	40,000
Thereafter	1,235,000

Total	$1,991,578

At April 30, 2004, the Company had commitments from a bank for unsecured lines of credit totaling $7.5 million, of which a total of $150,000 is restricted as it secures a letter of credit described below. These lines of credit bear interest at the prime rate or LIBOR plus 2%, and have a commitment fee of 0.375% on any unused portion. The lines of credit expire on October 30, 2004. At April 30, 2004, no amounts were outstanding under these lines of credit.

In conjunction with terms of a real estate loan, the Company is required to provide for potential future tenant improvement costs and lease commissions at that property through additional collateral, in the form of a letter of credit in the amount of $150,000 for each of the first three loan years, $300,000 during the fourth, fifth, and sixth loan years, and $450,000 during the seventh, eighth, ninth and tenth loan years. The $150,000 letter of credit is secured by one of the bank lines of credit, as discussed above.

9	INCOME TAXES

The benefit for income taxes from continuing operations consists of the following:

	Current	Deferred	Total
Year ended April 30, 2004
Federal	$—	$(1,996,583)	$(1,996,583)
State and local	—	(374,359)	(374,359)

	$—	$(2,370,942)	$(2,370,942)

Year ended April 30, 2003
Federal	$(171,907)	$(965,506)	$(1,137,413)
State and local	—	(173,587)	(173,587)

	$(171,907)	$(1,139,093)	$(1,311,000)

Year ended April 30, 2002
Federal	$(700,847)	$(65,462)	$(766,309)
State and local	(65,835)	(2,551)	(68,386)

	$(766,682)	$(68,013)	$(834,695)

■  ABRAMS 2004 31

Total income tax benefit from continuing operations recognized in the consolidated statements of operations differs from the amounts computed by applying the federal income tax rate of 34% to pretax loss, as a result of the following:

	Year ended April 30
	2004	2003	2002
Computed “expected” tax benefit	$(2,406,488)	$(1,157,242)	$(715,149)
Decrease in income taxes resulting from:
State and local income taxes, net of federal income tax benefit	(247,219)	(153,758)	(119,546)
Valuation allowance	282,765	—	—

	$(2,370,942)	$(1,311,000)	$(834,695)

The tax effect of the temporary differences that give rise to significant portions of the deferred income tax assets and deferred income tax liabilities, at April 30, are presented below:

	2004	2003
Deferred income tax assets:
Items not currently deductible for tax purposes:
Provisions for impairment on income-producing property	$—	$1,026,816
Net operating loss carryforwards, federal and state	2,296,430	1,579,861
Valuation allowance	(282,765)	—
Income producing properties and property and equipment, principally because of differences in depreciation and capitalized interest	799,357	—
Capitalized costs	96,261	407,450
Accrued directors’ fees	115,110	170,283
Bad debt reserve	212,769	191,364
Deferred compensation plan	473,846	461,468
Compensated absences	52,009	86,471
Other accrued expenses	363,892	441,805
Other	309,920	184,000

Gross deferred income tax assets	4,436,829	4,549,518

Deferred income tax liabilities:
Income-producing properties and property and equipment, principally because of differences in depreciation and capitalized interest	1,202,766	1,707,847
Gain on real estate sales structured as tax-deferred like-kind exchanges	5,179,395	5,002,823
Other	108,808	—

Gross deferred income tax liability	6,490,969	6,710,670

Net deferred income tax liability	$2,054,140	$2,161,152

Valuation allowance against deferred tax assets at April 30, 2004, and 2003, was $282,765 and $0, respectively. The valuation allowance reduces tax deferred tax assets to an amount that represents management’s best estimate of the amount of such deferred tax assets that more likely than not will be realized.

10	401(K) PLAN

The Company has a 401(k) plan (the “Plan”) which covers the majority of its employees. Pursuant to the provisions of the Plan, eligible employees may make salary deferral (before tax) contributions of up to 100% of their total compensation per plan year, not to exceed a specified maximum contribution as determined by the Internal Revenue Service. The Plan also includes provisions that authorize the Company to make discretionary contributions. Such contributions, if made, are allocated among all eligible employees as determined under the Plan. The trustee under the Plan invests the assets of each participant’s account, as directed by the participant. The Plan assets do not include any stock of the Company. Funded employer contributions to the Plan for 2004, 2003, and 2002, were approximately $54,000, $18,000, and $60,000, respectively. The net assets in the Plan, which is administered by an independent trustee, were approximately $5,060,000, $8,204,000, and $9,290,000, at April 30, 2004, 2003, and 2002, respectively. In conjunction with the acquisition of the assets of Servidyne Systems, Inc. in fiscal 2002, the Company assumed a 401(k) plan (“the Servidyne Plan”), which covered substantially all employees of the Energy and Facilities Solutions Segment at that time. Under the provisions of the Servidyne Plan, participants could contribute up to 100% of their compensation per plan year, not to exceed a specified maximum contribution, as determined by the Internal Revenue Service. The Company could also make discretionary contributions, and did make contributions of approximately $19,500 and $15,000, in fiscal 2003 and 2002, respectively. The Servidyne Plan was frozen as of January 1, 2003, and no more employee or employer contributions were funded after that date. All employees of the Energy and Facilities Solutions Segment are eligible to participate in the Plan, as described above.

■ ABRAMS 2004 32

11	SHAREHOLDERS’ EQUITY

In August 2000, the shareholders approved the 2000 Stock Award Plan (the “Award Plan”). The Award Plan permits the grant of incentive and non-qualified stock options, non-restricted, restricted and performance stock awards, and stock appreciation rights to directors, employees, independent contractors, advisors, or consultants to the Company, as determined by the Compensation Committee of the Board of Directors. The term and vesting requirements for each award are determined by the Compensation Committee, but in no event may the term exceed ten years. Incentive Stock Options under the Award Plan provide for the purchase of the Company’s common stock at not less than fair market value on the date the option is issued. The total number of shares originally available for grant under the Award Plan was 1,000,000 shares. Through April 30, 2004, the Company has made the following grants of restricted shares:

	Restricted
	Shares
Date	Granted	General Vesting Period for Restricted Shares
January 19, 2001	28,100	One installment, on January 19, 2002
May 18, 2001	7,600	One installment, on May 18, 2002
November 28, 2001	5,000	One installment, on November 28, 2002
July 29, 2002	1,100	One installment, on July 29, 2003
March 11, 2003	4,700	One installment, on March 11, 2004
January 6, 2004	10,000	One installment, on January 6, 2005

During fiscal years 2004, 2003, and 2002, forfeitures of restricted shares, which were not vested, totaled 1,400 shares, 400 shares, and 2,300 shares, respectively.

The Company recognizes compensation expense ratably over the vesting period. Stock award compensation expense for the years ended April 30, 2004, 2003, and 2002, was $31,443, $20,446, and $113,440, respectively. As of April 30, 2004, after forfeitures during the year, there were 9,200 shares outstanding under restricted stock award grants that were not yet vested.

In fiscal 2000, the Company’s Board of Directors authorized the repurchase of up to 200,000 shares of Common Stock during the twelvemonth period beginning February 25, 2000, and ending February 24, 2001. In February 2002, February 2003, and most recently March 2004, the Company’s Board reauthorized additional repurchases of up to 200,000 shares of Common Stock in each of the subsequent twelve-month periods, the most recent to end on March 3, 2005. During fiscal 2002 and 2003, the Company repurchased 44,524 shares and 128 shares, respectively, of Common Stock. There were no shares repurchased during fiscal 2004.

12	NET EARNINGS (LOSS) PER SHARE

Earnings per share are calculated in accordance with SFAS 128, Earnings Per Share, which requires dual presentation of basic and diluted earnings per share on the face of the income statement for all entities with complex capital structures. Basic and diluted weighted-average share differences result solely from dilutive common stock options. Basic earnings per share are computed by dividing net earnings by the weighted average shares outstanding during the reporting period. Dilutive potential common shares are calculated in accordance with the treasury stock method, which assumes that the proceeds from the exercise of all options are used to repurchase common shares at the current market value. The number of shares remaining after the exercise proceeds are exhausted represents the potentially dilutive effect of the options. The dilutive number of common shares for the fourth quarter 2004 and 2003, were 3,077,686 and 2,912,659, respectively; and for the fiscal year ended 2004 and 2003, were 2,971,172 and 2,919,203, respectively. Since the Company had losses from continuing operations for all periods presented, all stock equivalents were antidilutive during these periods, and are therefore excluded from weighted average shares outstanding.

■ ABRAMS 2004 33

The following tables set forth the computations of basic and diluted net earnings (loss) per share:

	For the year ended April 30, 2004
	Earnings (loss)	Shares	Per share
	(numerator)	(denominator)	amount
Basic EPS – loss per share from continuing operations	$(4,706,963)	2,971,172	$(1.58)
Basic EPS – earnings per share from discontinued operations	2,856,837	2,971,172	.96
Effect of dilutive securities	—	—	—

Diluted EPS – loss per share	$(1,850,126)	2,971,172	$(.62)

	For the year ended April 30, 2003
	Earnings (loss)	Shares	Per share
	(numerator)	(denominator)	amount
Basic EPS – loss per share from continuing operations	$(2,092,653)	2,910,475	$(.72)
Basic EPS – earnings per share from discontinued operations	1,019,129	2,910,475	.35
Effect of dilutive securities	—	—	—

Diluted EPS – loss per share	$(1,073,524)	2,910,475	$(.37)

	For the year ended April 30, 2002
	Earnings (loss)	Shares	Per share
	(numerator)	(denominator)	amount
Basic EPS – loss per share from continuing operations	$(1,268,685)	2,926,248	$(.43)
Basic EPS – earnings per share from discontinued operations	2,080,459	2,926,248	.71
Effect of dilutive securities	—	—	—

Diluted EPS – earnings per share	$811,774	2,926,248	$.28

13	OPERATING SEGMENTS

The Company had four operating segments at April 30, 2004: Energy and Facilities Solutions, Energy Services, Real Estate, and Construction. The Energy and Facilities Solutions Segment, which began in fiscal 2002, assists its customers in improving facility operating performance, reducing energy consumption, and lowering ownership and operating costs, while improving the level of service and comfort for building occupants, through its: (1) engineering and consulting services, including energy analyses, facility studies, energy monitoring services, building qualification for the EPA’s Energy Star® and LEED™ certifications, and HVAC retrofit design; and (2) maintenance and service request solutions, including its iTendant platform using Web and wireless technologies. The primary focus for the Energy and Facilities Solutions Segment is the continental United States, although it does business internationally as well. The Energy Services Segment provides turnkey implementation of energy saving lighting programs and energy related-services that reduce energy consumption and operating costs to commercial, industrial, and institutional facilities. The primary focus for the Energy Services Segment is the continental United States. The Real Estate Segment is involved in the investment and development of shopping centers and office properties in the Southeast and Midwest. The Construction Segment’s activities historically consisted of general contracting construction services, including expansion, remodeling and renovation of retail store buildings, banks, shopping centers, warehouses and distribution centers, and other types of commercial construction. Although the Construction Segment performed work throughout much of the United States, it concentrated its activities principally in the southern and midwestern states.

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

The Company had revenues from The Home Depot, Inc., primarily representing revenues in the Construction Segment, aggregating approximately 37%, 59%, and 56% of consolidated revenues from continuing operations in 2004, 2003, and 2002, respectively. Revenues from Academy Sports & Outdoor, generated entirely in the Construction Segment, totaled 18% of consolidated revenues in 2002, but were less than 10% of consolidated revenues in 2004 and 2003.

Earnings (loss) before income taxes from continuing operations represent total revenues less operating expenses, including depreciation and interest. Selling, general and administrative, and interest costs, deducted in the computation of earnings (loss) before income taxes from continuing operations of each segment, represent the actual costs incurred by that segment. They exclude any extraordinary items. Parent expenses have not been allocated to the subsidiaries in the following table.

Segment assets are those that are used in the Company’s operations in each segment, including receivables due from other segments and assets from discontinued operations. The Parent Company’s assets are primarily cash and cash equivalents, the cash surrender value of life insurance, receivables, and assets related to deferred compensation plans. Liquid assets attributable to the Company’s former manufacturing segment’s discontinued operations are also included in the Parent Company’s assets in 2004, 2003, and 2002.

■ ABRAMS 2004 34

13	OPERATING SEGMENTS continued

	Energy	Energy
	and Facilities	Services	Real
	Solutions	(Note 14)	Estate	Construction	Parent	Eliminations	Consolidated
2004
Revenues from unaffiliated customers	$2,962,308	$2,602,025	$7,882,431	$25,500,352	$—	$—	$38,947,116
Interest and other income	—	13,445	92,046	1,728	27,785	—	135,004
Intersegment revenue	13,600	32,044	470,008	889,188	3,076	(1,407,916)	—

Total revenues from continuing operations	$2,975,908	$2,647,514	$8,444,485	$26,391,268	$30,861	$(1,407,916)	$39,082,120

Operating earnings (loss) from continuing operations	$(1,092,673)	$(64,621)	$521,279	$(3,536,780)	$(2,725,528)	$(179,582)	$(7,077,905)

Segment assets	$4,842,959	$5,746,891	$45,935,012	$7,674,876	$19,726,643	$(22,050,362)	$61,876,019

Goodwill	$1,963,248	$3,034,994	$—	$—	$—	$—	$4,998,242

Interest expense	$1,491	$44,750	$2,445,570	$2,319	$18,558	$—	$2,512,688

Depreciation and amortization	$229,772	$45,374	$1,227,866	$132,719	$64,514	$(14,436)	$1,685,809

Capital expenditures	$18,233	$9,282	$1,075,371	$13,921	$110,107	$—	$1,226,914

	Energy	Energy
	and Facilities	Services	Real
	Solutions	(Note 14)	Estate	Construction	Parent	Eliminations	Consolidated
2003
Revenues from unaffiliated customers	$2,900,191	$—	$8,735,091	$59,527,859	$—	$—	$71,163,141
Interest and other income	—	—	89,360	9,903	22,342	(6,306)	115,299
Intersegment revenue	—	—	449,549	—	—	(449,549)	—

Total revenues from continuing operations	$2,900,191	$—	$9,274,000	$59,537,762	$22,342	$(455,855)	$71,278,440

Operating earnings (loss) from continuing operations	$(476,283)	$—	$652,159	$(432,894)	$(3,162,250)	$15,615	$(3,403,653)

Segment assets	$3,624,372	$—	$54,413,919	$15,073,267	$13,043,446	$(12,357,906)	$73,797,098

Goodwill	$1,741,831	$—	$—	$—	$—	$—	$1,741,831

Interest expense	$7,912	$—	$2,357,412	$942	$11,287	$—	$2,377,553

Depreciation and amortization	$222,155	$—	$1,133,322	$246,783	$50,498	$(14,436)	$1,638,322

Capital expenditures	$31,810	$—	$264,986	$67,050	$18,404	$—	$382,250

	Energy	Energy
	and Facilities	Services	Real
	Solutions	(Note 14)	Estate	Construction	Parent	Eliminations	Consolidated
2002
Revenues from unaffiliated customers	$2,994,879	$—	$8,829,764	$100,687,872	$—	$—	$112,512,515
Interest and other income	—	—	143,138	60,537	55,188	(10,238)	248,625
Intersegment revenue	—	—	461,818	—	—	(461,818)	—

Total revenues from continuing operations	$2,994,879	$—	$9,434,720	$100,748,409	$55,188	$(472,056)	$112,761,140

Operating earnings (loss) from continuing operations	$(135,945)	$—	$531,842	$243,344	$(2,785,300)	$42,679	$(2,103,380)

Segment assets	$3,452,921	$—	$67,143,652	$18,011,119	$12,843,051	$(9,666,373)	$91,784,370

Goodwill	$1,741,831	$—	$—	$—	$—	$—	$1,741,831

Interest expense	$10,431	$—	$2,414,127	$5,255	$7,925	$—	$2,437,738

Depreciation and amortization	$201,399	$—	$1,618,143	$348,137	$127,041	$(14,436)	$2,280,284

Capital expenditures	$39,154	$—	$624,801	$14,655	$13,769	$—	$692,379

■  ABRAMS 2004 35

14	ACQUISITIONS

Acquisition of The Wheatstone Energy Group, Inc.

On December 19, 2003, The Wheatstone Energy Group, LLC, an indirect wholly-owned subsidiary of the Company, acquired substantially all of the assets and assumed certain liabilities of The Wheatstone Energy Group, Inc. (“TWEG”) for a purchase price of approximately $4.8 million. TWEG was engaged in the business of providing energy efficient lighting system installation services and other related energy conservation services, and the Company intends to continue to offer these services. The consideration consisted of 23,842 newly-issued shares of the Company’s common stock, with a fair value of $89,645, the payment of approximately $1.3 million to certain trade creditors of TWEG from available cash, and the assumption of approximately $2.9 million of TWEG’s liabilities. Also in connection with the transaction, the Company issued 110,000 newly-issued shares of the Company’s common stock, with a fair value of $424,380, and a warrant to purchase an additional 40,000 shares of the Company’s common stock at an exercise price of $5.10 per share, with a fair value of approximately $36,800 determined using the Black-Scholes option pricing model, to a lender of TWEG. The amount and type of consideration was determined by negotiation among the parties.

The Company’s subsidiary acquired substantially all of the assets of TWEG, including cash, accounts receivable, inventory, personal property and equipment, proprietary information, intellectual property, and TWEG’s right, title and interest to assigned contracts. Only specified liabilities of TWEG were assumed, including executory obligations under disclosed assigned contracts, current balance sheet liabilities, and certain debt for borrowed funds from two lenders of TWEG.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition.

	Operations
	Acquired from	Estimated
	TWEG	Life
Current assets	$933,982
Property, furniture and equipment, net	336,117	Various (3-5)
Customer relationships	218,000	5 years
Trademark	280,000	Indefinite
Non-competes	3,000	2 years
Website/Software	42,438	3 years
Goodwill	3,034,994	Indefinite

Total assets acquired	4,848,531

Current liabilities	1,032,404
Long term liabilities	1,890,000

	2,922,404

Net assets acquired	$1,926,127

The trademarks and goodwill are not subject to amortization and the amount assigned to goodwill is not deductible for tax purposes. The goodwill amount has been assigned to the Energy Services Segment. The acquired assets, the assumed liabilities, and the results of operations have been included in the Company’s financial statements since the date of acquisition.

Acquisition of Prestley Mill Forest Medical Office Building

On April 5, 2004, Prestley Mill, LLC, a wholly-owned subsidiary of the Company acquired a professional medical office building located in Douglasville, Georgia. The Company used available cash and assumed a mortgage note payable to purchase the asset for approximately $4.4 million, including the costs associated with completing the transaction.

The following table summarizes the estimated fair values of the assets and liabilities acquired at the date of acquisition:

	Operations
	Acquired from	Estimated
	Prestley Mill	Life
Land	$609,000
Building	2,569,575	39 years
Tenant improvements	725,592	Over life of lease term
Lease costs	470,833	Over life of lease term

Total assets acquired	4,375,000

Mortgage note payable	2,941,469

Net assets acquired	$1,433,531

The assets, mortgage note payable, and results of operations of Prestley Mill have been included in the Company’s financial statements since the date of acquisition.

Acquisition of iTendant, Inc.

On April 16, 2004, Servidyne Systems, LLC, a wholly-owned subsidiary of the Company, acquired substantially all of the assets and assumed certain liabilities of iTendant, Inc. (“iTEN”) for a purchase price of approximately $1.3 million. iTEN was engaged in the provision of property services and maintenance solutions that automate service requests and maintenance management using the internet and wireless hand held devices, and the Company intends to continue this business. The consideration consisted of 123,547 newly-issued shares of the Company’s common stock, with a fair value of $252,075, the payment of $500,000 cash, and the assumption of approximately $170,000 of iTEN’s liabilities. Additional contingent consideration is provided for based on future operating goals and performance. Consideration was determined by negotiation among the parties.

The Company’s subsidiary acquired substantially all of the assets of iTEN, including cash, accounts receivable, personal property and equipment, proprietary information, intellectual property, software, and iTEN’s right, title, and interest to assigned contracts. Only specified liabilities of iTEN were assumed, including executory obligations under disclosed assigned contracts and current balance sheet liabilities.

■ ABRAMS 2004  36

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

	Operations
	Acquired from	Estimated
	iTEN	Life
Current assets	$64,599
Property, furniture and equipment, net	22,560	Various (2-5 years)
Software	854,879	5 years
Non-competes	7,247	2 years
Assembled workforce	217,622	Indefinite
Trademark	106,399	Indefinite

Total assets acquired	1,273,306

Current liabilities	174,136

Net assets acquired	$1,099,170

The acquired assets, assumed liabilities and results of operations have been included in the Company’s financial statements since the date of acquisition as part of the Energy Services Segment.

Proformas

The following table summarizes the results of the Company on a pro forma basis, as if the acquisition of TWEG, Prestley Mill, and iTEN had occurred at the beginning of each period. These results do not purport to represent what the results of operations for the Company actually would have been or to be indicative of the future results of operations of the Company (in thousands, except per share amounts).

	(Unaudited)
	For the year ended April 30,
	2004	2003
Revenues	$43,087	$79,161
Net loss	(3,255)	(3,544)
Net loss per share - basic and diluted	$(1.10)	$(1.22)

15	GOODWILL AND OTHER INTANGIBLE ASSETS

The gross carrying amounts and accumulated amortization for all of the Company’s intangible assets are as follows:

	April 30, 2004
	Gross Carrying	Accumulated
	Amount	Amortization
Amortized intangible assets
Proprietary customer software solutions	$1,284,586	$296,638
Computer software	384,276	311,821
Real estate lease costs	1,821,682	699,212
Customer relationships	218,000	14,533
Deferred loan costs	946,954	539,022
Other	39,033	9,099

	$4,694,531	$1,870,325

Unamortized intangible assets
Trademark	$703,516	$—

	April 30, 2003
	Gross Carrying	Accumulated
	Amount	Amortization
Amortized intangible assets
Proprietary customer software solutions	$960,419	$386,440
Computer software	349,016	282,995
Real estate lease costs	1,850,252	957,674
Deferred loan costs	947,979	482,918
Other	28,660	5,733

	$4,136,326	$2,115,760

Unamortized intangible assets
Trademark	$315,261	$—

Aggregate amortization expense for all amortized intangible assets

For the year ended April 30, 2004	$465,299
For the year ended April 30, 2003	499,268

Estimated amortization expense for all amortized intangible assets for the fiscal year ended April 30,

2005	$581,989
2006	462,547
2007	434,855
2008	405,712
2009	348,635

The changes in the carrying amount of goodwill are as follows:

Balance as of April 30, 2002	$1,741,831
Goodwill acquired during the year	—

Balance as of April 30, 2003	1,741,831
Goodwill acquired during the year	3,256,411

Balance as of April 30, 2004	$4,998,242

In fiscal 2004, the Company changed the estimated useful life of one of the proprietary customer software offerings resulting in a charge to earnings of approximately $267,000. This expense is recorded in selling, general and administrative expenses in the accompanying statement of operations for the Energy and Facilities Solutions Segment.

16	COMMITMENTS AND CONTINGENCIES

Effective April 30, 2003, the Company terminated an employment agreement and entered into a new retirement agreement with a former officer and director of the Company. Beginning May 1, 2003, the new agreement required the Company to pay a retirement benefit of approximately $87,000 through August 19, 2003, and approximately $100,000 per year thereafter for a term of four years ending on August 19, 2007. In addition, the Company will also continue to provide certain medical insurance benefits through the term of the retirement agreement. The new agreement requires that the retiree’s stock options expire no later than August 19, 2004. The retirement agreement would terminate early in the event of the death of the retiree.

The Company announced on July 7, 2003, that an internal investigation, which was conducted by the Company’s legal counsel at the request of senior management, revealed information

■ ABRAMS 2004 37

suggesting that activities in violation of Federal antitrust laws may have taken place in a certain job bidding process for one customer of the Company’s subsidiary, Abrams Construction, Inc. The results of this investigation were reported to the Board of Directors of the Company on June 9, 2003. The Company voluntarily communicated the results of its investigation to the United States Department of Justice (“DOJ”). On July 1, 2003, the DOJ issued a conditional letter of amnesty to the Company and its subsidiaries for their cooperation in recognizing and then immediately reporting the irregularities. The Company believes, based on its internal investigation, that the specific improprieties were confined to a bidding process for The Home Depot, Inc. (“Home Depot”). At this time, the Company has no reason to believe that any other customers were affected by such inappropriate behavior. The Company also communicated its concerns about the job bidding process to Home Depot.

The Company believes that it has satisfied all of the DOJ’s requests for document production, in conjunction with its on-going cooperation with the DOJ investigation, and has otherwise complied with the conditions of the letter of amnesty. The remaining estimated costs associated with this matter are not expected to be material. Such cost estimates, however, are particularly difficult to make with any precision. To date, no private party has made, or threatened to make, any claim in connection with this matter. It is possible, however, that claims could be made as a result of this situation, and such claims could be material.

On September 20, 2002, the Company’s subsidiary, Abrams Properties, Inc. (“API”), filed a claim in the Superior Court of Cobb County, Georgia, against API’s former real estate asset manager, who subsequently made a demand against API for arbitration and filed a counterclaim. The case is currently being arbitrated. The dispute arises out of the former asset manager’s provision of real estate services to API. The Company believes API’s counter claims against its former asset manager and its defenses to the asset manager’s claims are meritorious and intends to continue to vigorously pursue its claims and assert its defenses.

The Company believes the ultimate disposition of the above noted legal proceedings and claims or potential claims will not have a material adverse affect on the financial condition, cash flows, or results of operations of the Company; however, the Company cannot predict the ultimate disposition of the above noted claims, potential claims, and proceedings, and therefore, the Company cannot be certain that the above noted legal proceedings and claims or potential claims will not have a material adverse effect on the financial condition, cash flows, or results of operations of the Company. The Company is subject to other various legal proceedings and claims that arise in the ordinary course of business. While the resolution of these matters cannot be predicted with certainty, the Company believes that the final outcome of these matters will not have a material adverse effect on the Company’s financial position or results of operations.

17	SUBSEQUENT EVENTS

In May 2004, the Company acquired the operating business and assets of Atlanta-based Building Performance Engineers, Inc. for a purchase price of approximately $350,000. The consideration consisted of 21,126 newly-issued shares of the Company’s common stock, with a fair value of $94,906, issued a note for $150,000, and paid $100,000 cash.

In July 2004, the Company restructured the loan on the Company’s owned shopping center in Jacksonville, Florida. The Company paid the lender $1.5 million as payment in full of the Additional Interest Agreement, which was then terminated. The restructured loan is for $7.8 million, bears interest at 6.125%, and matures on July 1, 2029, but may be called after July 1, 2011, with thirteen months’ notice. However, the Company’s liability for repayment is limited to its interest in the center.

■ ABRAMS 2004 38

18	QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Quarterly financial information for the fiscal years ended April 30, 2004, and 2003 (dollars in thousands, except per share amounts):

	Fiscal Year Ended April 30, 2004
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenues	$13,730	$13,069	$5,562	$6,721
Gross profit	1,502	1,397	1,057	1,683
Net (loss) earnings	(948)	(1,057)	(883)	1,038
Net (loss) earnings per share - basic and diluted	(.33)	(.36)	(.30)	.37

	Fiscal Year Ended April 30, 2003
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenues	$17,066	$22,803	$14,991	$16,418
Gross profit	1,082	1,544	1,578	2,813
Net earnings (loss)	164	(543)	(603)	(92)
Net earnings (loss) per share - basic and diluted	.06	(.18)	(.21)	(.04)

     SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

		Additions
	Balance at	Charged to	Charged to
	Beginning	Costs and	Other		Balance at
	of Year	Expenses	Accounts	Deductions*	End of Year
Description
Allowance for doubtful accounts
Year ended April 30, 2004	$492,045	$40,084	$—	$60,650	$471,479
Year ended April 30, 2003	1,031,460	84,727	—	624,142	492,045
Year ended April 30, 2002	961,461	203,687	—	133,688	1,031,460

*	Allowance for doubtful accounts deductions resulted from the subsequent write-off and/or recovery of the related receivable.

■ ABRAMS 2004 39

     SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION, APRIL 30, 2004

				Costs
				Capitalized
				Subsequent
		Initial Cost to Company		to Acquisition
			Building and
Description	Encumbrances	Land	Improvements	Improvements
INCOME-PRODUCING PROPERTIES:
Shopping Center - Jackson, MI	$2,584,318	$401,195	$1,788,183	$2,112,307
Kmart - Morton, IL	2,340,652	18,005	2,767,764	—
Kmart - Columbus, GA	1,385,623	11,710	2,356,920	10,078
Leaseback Shopping Center - Davenport, IA	—	—	2,150	193,261
Leaseback Shopping Center - Jacksonville, FL	—	—	42,151	—
Leaseback Shopping Center - Orange Park, FL	—	—	127,487	35,731
Leaseback Shopping Center - Minneapolis, MN	—	—	—	40,778
Office Building - Atlanta, GA	4,785,829	660,000	4,338,102	770,063
Office Building - Douglasville, GA (4)	2,941,469	609,000	3,238,235	—
Office Park - Marietta, GA	6,059,460	1,750,000	6,417,275	1,038,647
Shopping Center - Cincinnati, OH	—	1,699,410	617,102	435,559
Shopping Center - Jacksonville, FL	8,315,124	3,908,004	5,170,420	158,362

	28,412,475	9,057,324	26,865,789	4,794,786

REAL ESTATE HELD FOR FUTURE DEVELOPMENT OR SALE:
Land - Louisville, KY	—	80,011	—	—
Land - Oakwood, GA	—	234,089	—	543,330
Land - North Ft. Myers, FL	—	2,411,703	—	363,012
Land and Building - Atlanta, GA (5)	—	92,226	722,033	—

	—	2,818,029	722,033	906,342

	$28,412,475	$11,875,353	$27,587,822	$5,701,128

Reconciliations of total real estate carrying value and accumulated depreciation for the three years ended April 30, are as follows:

	Real Estate						Accumulated Depreciation
	2004		2003		2002		2004		2003		2002
BALANCE AT BEGINNING OF YEAR	$64,516,511		$80,707,855		$80,081,541		$15,784,645		$19,449,160		$17,235,470

ADDITIONS DURING YEAR
Real Estate	4,940,289	(7)	260,929		611,585		—		—		—
Depreciation– continuing operations	—		—		—		936,138		952,884		983,211
Depreciation– discontinued operations	—		—		—		—		666,232		824,914
Transfers	—		—		814,259	(5)	—		—		492,548	(5)

	4,940,289		260,929		1,425,844		936,138		1,619,116		2,300,673

DEDUCTIONS DURING YEAR
Accumulated depreciation on properties sold or transferred	—		—		—		4,809,675	(8)	5,283,631	(9)	—
Carrying value of real estate sold, transferred, or retired	23,947,017	(8)	16,452,273	(9)	799,530		—		—		86,983

	23,947,017		16,452,273		799,530		4,809,675		5,283,631		86,983

BALANCE AT CLOSE OF YEAR	$45,509,783		$64,516,511		$80,707,855		$11,911,108		$15,784,645		$19,449,160

■ ABRAMS 2004 40

Gross Amounts at Which Carried at Close of Year								Life on Which Depreciation in Latest Earnings
	Building and	Capitalized		Net Accumulated	Date(s) of		Date	Statement
Land	Improvements	Interest	Total (1)	Depreciation	Construction		Acquired	is Computed
$453,293	$3,848,392	$89,866	$4,391,551	$2,194,418	1972, 1996, 2004		—	39 years
18,005	2,767,764	—	2,785,769	2,657,125	1980, 1992		—	25 years
11,710	2,366,998	238,970	2,617,678	2,454,360	1980, 1988		—	25 years
—	195,411	—	195,411	185,872	1995		—	7 years
—	42,151	—	42,151	19,389	1994		—	25 years
—	163,218	—	163,218	163,218	1995		—	7 years
—	40,778	—	40,778	14,692	1997		—	15 years
660,000	5,108,165	—	5,768,165	1,255,566	1974, 1997	(2)	1997	39 years
609,000	3,238,235	—	3,847,235	17,168	2000	(3)	2004	39 years
1,750,000	7,455,922	—	9,205,922	1,581,153	1980, 1985	(3)	1997	39 years
1,699,410	1,052,661	—	2,752,071	202,274	1982	(3)	1998	39 years
3,908,004	5,328,782	—	9,236,786	673,323	1985	(3)	1999	39 years

9,109,422	31,608,477	328,836	41,046,735	11,418,558

80,011	—	—	80,011	—	—		1979	—
777,419	—	16,644	794,063	—	—		1987	—
2,774,715	—	—	2,774,715	—	—		1993	—
92,226	722,033	—	814,259	492,550	(6)		1960, 1968	—

3,724,371	722,033	16,644	4,463,048	492,550

$12,833,793	$32,330,510	$345,480	$45,509,783	$11,911,108

NOTES:

(1)	The aggregated cost for land, buildings and improvements for federal income tax purposes at April 30, 2004, is $31,275,615.

(2)	Developed by others in 1974, redeveloped by the Company in 1997.

(3)	Developed by others.

(4)	Acquired in 2004.

(5)	Vacant; former manufacturing facility.

(6)	Original building constructed by others prior to 1960.

(7)	Primarily represents the acquisition of the professional medical office building in Douglasville, Georgia. (8) Primarily represents the sale of a shopping center in North Fort Myers, Florida.

(9)	Primarily represents the sale of a shopping center in Englewood, Florida.

■ ABRAMS 2004 41

ITEM 9 CHANGES IN AND DISAGREEMENTS WITH INDEPENDENT AUDITORS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The information required by this item has been previously reported on Current Reports on Form 8-K filed October 30, 2001, and May 28, 2002.

ITEM 9A CONTROLS AND PROCEDURES

Management has evaluated the Company’s disclosure and controls and procedures as defined by Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report. This evaluation was carried out with the participation of the Company’s Chief Executive Officer and Chief Financial Officer. No system of controls, no matter how well designed and operated, can provide absolute assurance that the objectives of the system of controls are met, and no evaluation of controls can provide absolute assurance that the system of controls has operated effectively in all cases. The Company’s disclosure controls and procedures, however, are designed to provide reasonable assurance that the objectives of disclosure controls and procedures are met.

Based on management’s evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report to provide reasonable assurance that the objectives of disclosure controls and procedures are met.

There was no change in the Company’s internal control over financial reporting that occurred during the Company’s fourth fiscal quarter for its fiscal year ended April 30, 2004, which has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

ITEMS 10-14

The information required by Part III of this Form 10-K will be included in the Company’s definitive proxy materials for its 2004 Annual Meeting of Shareholders, to be filed with Securities and Exchange Commission, under the headings “Election of Directors,” “Meetings and Committees of the Board of Directors,” “Nomination of Directors,” “Principal Holders of the Company’s Securities and Holdings by Executive Officers and Directors,” “Section 16A Beneficial Ownership Reporting Compliance,” “Compensation of Executive Officers,” “Equity Compensation Plan,” “Compensation of Directors,” “Information Concerning the Company’s Independent Auditor” and “Corporate Governance and Communicating with the Board,” and is hereby incorporated herein by reference. Information related to Executive Officers of the Company is included in Item 1 of this report.

For purposes of determining the aggregate market value of the Company’s voting stock held by nonaffiliates, shares beneficially owned directly or indirectly by all Directors and Executive Officers of the Company have been excluded. The exclusion of such shares is not intended to, and shall not, constitute a determination as to which persons or entities may be “affiliates” of the Company, as defined by the Securities and Exchange Commission.

■ ABRAMS 2004 42

PART IV

ITEM 16 EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(A)	The following documents are filed as part of this Annual Report on Form 10-K:

1. Financial Statements:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets at April 30, 2004, and 2003

Consolidated Statement of Operations for the Years Ended April 30, 2004, 2003, and 2002

Consolidated Statements of Shareholders’ Equity for the Years Ended April 30, 2004, 2003, and 2002

Consolidated Statements of Cash Flows for the Years Ended April 30, 2004, 2003, and 2002

Notes to Consolidated Financial Statements

2. Financial Statement Schedules:

Schedule II - Valuation and Qualifying Accounts

Schedule III - Real Estate and Accumulated Depreciation

3. Exhibits:

Exhibit No.

2a. Agreement and Plan of Reorganization Among Abrams Industries, Inc., WEGI Acquisition, LLC, The Wheatstone Energy Group, Inc. and the Shareholders of The Wheatstone Energy Group, Inc., dated as of December 19, 2003 (1)

2b. Asset Purchase Agreement Among Abrams Industries, Inc., Servidyne Systems, LLC and iTendant, Inc., dated as of April 16, 2004 (2)

3a. Articles of Incorporation (3)

3b. Restated Bylaws (4), Amendments to Bylaws (7)

10a. Directors Deferred Compensation Plan (5)#

10b. Edward M. Abrams Split Dollar Life Insurance Agreements dated July 29, 1991 (6)#

10c. Edward M. Abrams Employment Agreement dated November 18, 1998 (8)#

10d. 2000 Stock Award Plan (9)#

10e. E. Milton Bevington Employment Agreement dated May 9, 2001 (10)#

10f. Alan R. Abrams Split Dollar Life Insurance Agreement dated May 31, 2001 (10)#

10g. J. Andrew Abrams Split Dollar Life Insurance Agreement dated May 31, 2001 (10)#

10h. Edward M. Abrams Retirement Agreement dated July 22, 2003 (11)#

21. List of the Company’s Subsidiaries

23a. Consent of Deloitte & Touche LLP

31.1 Certification of the CEO

31.2 Certification of the CFO

32.1 Section 906 Certification of the CEO

32.2 Section 906 Certification of the CFO

Explanation of Exhibits

(1)	This exhibit is incorporated by reference to the Company’s Form 8-K filed January 5, 2004.

(2)	This exhibit is incorporated by reference to the Company’s Form 8-K filed May 3, 2004.

(3)	This exhibit is incorporated by reference to the Company’s Form 10-K for the year ended April 30, 1985.

(4)	This exhibit is incorporated by reference to the Company’s Form 10-K for the year ended April 30, 1997.

(5)	This exhibit is incorporated by reference to the Company’s Form 10-K for the year ended April 30, 1991.

(6)	This exhibit is incorporated by reference to the Company’s Form 10-K for the year ended April 30, 1993.

(7)	This exhibit is incorporated by reference to the Company’s Form 10-K for the year ended April 30, 1998.

(8)	This exhibit is incorporated by reference to the Company’s Form 10-K for the year ended April 30, 1999.

(9)	This exhibit is incorporated by reference to the Company’s Form S-8 filed September 29, 2000.

(10)	This exhibit is incorporated by reference to the Company’s Form 10-K for the year ended April 30, 2001.

(11)	This exhibit is incorporated by reference to the Company’s Form 10-K for the year ended April 30, 2003.

#	Management compensatory plan or arrangement.

(B)	Reports on Form 8-K: See Current Reports on Form 8-K, filed March 29, 2004, and on Form 8-K/A, filed March 3, 2004,reporting acquisitions pursuant to Items 2 and 7 thereof.

(C)	The Company hereby files as exhibits to this Annual Report on Form 10-K the exhibits set forth in Item 15(A)3 hereof.

(D)	The Company hereby files as financial statement schedules to this Annual Report on Form 10-K the financial statement schedules set forth in Item 15(A)2 hereof.

■ ABRAMS 2004 43

     SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ABRAMS INDUSTRIES, INC.
Dated: July 19, 2004	By:	/s/ Alan R. Abrams
Alan R. Abrams
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: July 19, 2004	/s/ Alan R. Abrams Alan R. Abrams Co-Chairman of the Board of Directors, Chief Executive Officer
Dated: July 19, 2004	/s/ J. Andrew Abrams J. Andrew Abrams Co-Chairman of the Board of Directors
Dated: July 19, 2004	/s/ David L. Abrams David L. Abrams Director
Dated: July 19, 2004	/s/ Samuel E. Allen Samuel E. Allen Director
Dated: July 19, 2004	/s/ Gilbert L. Danielson Gilbert L. Danielson Director
Dated: July 19, 2004	/s/ Melinda S. Garrett Melinda S. Garrett Director
Dated: July 19, 2004	/s/ Robert T. McWhinney, Jr. Robert T. McWhinney, Jr. Director
Dated: July 19, 2004	/s/ Mark J. Thomas Mark J. Thomas Chief Financial Officer
Dated: July 19, 2004	/s/ Felker W. Ward, Jr. Felker W. Ward, Jr. Director

■ ABRAMS 2004 44