Form 10-Q
period 2004-07-31
ABRAMS INDUSTRIES INC
filed 2004-09-14
CIK 1923

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q
QUARTERLY REPORT

Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934

For the quarter ended July 31, 2004

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

Yes ☑   No☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes☐   No☑

The number of shares of $1.00 par value Common Stock of the Registrant outstanding as of August 31, 2004, was 3,205,713.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ABRAMS INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	July 31, 2004	April 30, 2004
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,618,573	$6,379,679
Short-term investment	200,000	200,000
Receivables (Note 4)	3,200,177	5,923,696
Less: Allowance for doubtful accounts	(488,795)	(471,479)
Assets of discontinued operations	32,871	56,947
Costs and earnings in excess of billings	457,370	860,940
Deferred income taxes	1,561,263	623,001
Other	1,058,996	779,617

Total current assets	8,640,455	14,352,401

INCOME-PRODUCING PROPERTIES, net	29,446,795	29,628,177
PROPERTY AND EQUIPMENT, net	907,902	605,967
OTHER ASSETS:
Real estate held for future development or sale	3,970,498	3,970,498
Intangible assets, net (Note 8)	3,482,039	3,527,722
Goodwill (Note 8)	5,372,455	4,998,242
Investment held to maturity	2,000,000	2,000,000
Other	2,920,875	2,793,012

	$56,741,019	$61,876,019

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Trade and subcontractors payables	$1,653,873	$2,924,611
Accrued expenses	2,332,505	2,710,978
Liabilities of discontinued operations	12,786	8,328
Billings in excess of costs and earnings	20,665	208,482
Current maturities of long-term debt	1,212,855	1,292,669

Total current liabilities	5,232,684	7,145,068

DEFERRED INCOME TAXES	2,951,671	2,677,141
OTHER LIABILITIES	1,618,011	4,644,630
MORTGAGE NOTES PAYABLE, less current maturities (Note 9)	26,616,644	25,509,868
OTHER LONG-TERM DEBT, less current maturities	1,964,372	1,901,785

Total liabilities	38,383,382	41,878,492

COMMITMENTS AND CONTINGENCIES (Note 10)

SHAREHOLDERS’ EQUITY:
Common stock, $1 par value; 5,000,000 shares authorized; 3,353,954 issued and 3,206,466 outstanding in July 2004, 3,327,628 issued and 3,180,340 outstanding in April 2004	3,353,954	3,327,628
Additional paid-in capital	3,055,750	2,963,874
Deferred stock compensation	(37,431)	(26,855)
Retained earnings	12,665,981	14,412,663
Treasury stock, common shares, 147,488 in July 2004 and 147,288 in April 2004	(680,617)	(679,783)

Total shareholders’ equity	18,357,637	19,997,527

	$56,741,019	$61,876,019

See accompanying notes to consolidated financial statements.

ABRAMS INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	FIRST QUARTER ENDED
	JULY 31,
	2004	2003
REVENUES:
Energy and facilities solutions	$890,211	$658,804
Energy services	1,962,868	—
Rental income	2,028,380	2,019,616
Construction	145,383	11,033,045

	5,026,842	13,711,465

Interest	29,269	5,313
Other	6,007	14,007

	5,062,118	13,730,785

COSTS AND EXPENSES:
Energy and facilities solutions	480,889	403,975
Energy services	1,481,237	—
Rental property operating expenses, excluding interest	1,414,016	1,208,702
Construction	114,734	10,619,683

	3,490,876	12,232,360

Selling, general and administrative
Energy and facilities solutions	638,932	563,727
Energy services	640,033	—
Real estate	405,430	224,192
Construction	105,306	1,045,646
Parent	696,428	630,117

	2,486,129	2,463,682

Extinguishment of debt (Note 9)	218,071	—

Interest costs incurred	635,496	612,211

	6,830,572	15,308,253

LOSS BEFORE INCOME TAXES FROM CONTINUING OPERATIONS	(1,768,454)	(1,577,468)

INCOME TAX BENEFIT	(663,000)	(529,000)

LOSS FROM CONTINUING OPERATIONS	(1,105,454)	(1,048,468)

DISCONTINUED OPERATIONS (Note 5):
Earnings from discontinued operations, adjusted for applicable income tax expense of $0 and $64,000, respectively	—	100,062

EARNINGS FROM DISCONTINUED OPERATIONS	—	100,062

NET LOSS	$(1,105,454)	$(948,406)

NET (LOSS) EARNINGS PER SHARE - BASIC AND DILUTED (Note 7):
From continuing operations	$(.35)	$(.36)
From discontinued operations	—	$.03

NET (LOSS) EARNINGS PER SHARE - BASIC AND DILUTED	$(.35)	$(.33)

DIVIDENDS PER SHARE	$0.20	$0.04

WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC AND DILUTED	3,197,598	2,914,271

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock		Additional Paid-In	Deferred Stock	Retained	Treasury
	Shares	Amount	Capital	Compensation	Earnings	Stock	Total
BALANCES at April 30, 2002	3,054,439	$3,054,439	$2,135,005	$(12,744)	$18,273,853	$(671,677)	$22,778,876
Net loss	—	—	—	—	(1,073,524)	—	(1,073,524)
Common stock acquired	—	—	—	—	—	(2,270)	(2,270)
Common stock issued	5,800	5,800	18,500	(24,300)	—	—	—
Stock compensation expense	—	—	—	20,446	—	—	20,446
Cash dividends declared - $.16 per share	—	—	—	—	(465,576)	—	(465,576)

BALANCES at April 30, 2003	3,060,239	3,060,239	2,153,505	(16,598)	16,734,753	(673,947)	21,257,952

Net loss	—	—	—	—	(1,850,126)	—	(1,850,126)
Common stock acquired	—	—	—	—	—	(5,836)	(5,836)
Common stock issued	267,389	267,389	810,369	(41,700)	—	—	1,036,058
Stock compensation expense	—	—	—	31,443	—	—	31,443
Cash dividends declared - $.16 per share	—	—	—	—	(471,964)	—	(471,964)

BALANCES at April 30, 2004	3,327,628	3,327,628	2,963,874	(26,855)	14,412,663	(679,783)	19,997,527

Net loss	—	—	—	—	(1,105,454)	—	(1,105,454)
Common stock acquired	—	—	—	—	—	(834)	(834)
Common stock issued	26,326	26,326	91,876	(23,296)	—	—	94,906
Stock compensation expense	—	—	—	12,720	—	—	12,720
Cash dividends declared - $.20 per share	—	—	—	—	(641,228)	—	(641,228)

BALANCES at July 31, 2004	3,353,954	$3,353,954	$3,055,750	$(37,431)	$12,665,981	$(680,617)	$18,357,637

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	FIRST QUARTER ENDED JULY 31,
	2004	2003
Cash flows from operating activities:
Net loss	$(1,105,454)	$(948,406)
Adjustments to reconcile net loss to net cash used in operating activities:
Income from discontinued operations, net of tax	—	(100,062)
Depreciation and amortization	541,344	446,609
Deferred tax benefit	(663,732)	(484,881)
Provision for (recovery of) doubtful accounts, net	17,316	(670)
Extinguishment of debt	218,071	—
Changes in assets and liabilities, net of effect of acquisition:
Receivables, net	2,723,519	877,408
Costs and earnings in excess of billings	403,570	(680,780)
Other current assets	(279,379)	(244,212)
Other assets	(127,863)	138,926
Trade and subcontractors payable	(1,270,738)	(129,865)
Accrued expenses	(378,473)	380,407
Billings in excess of costs and earnings	(187,817)	25,862
Other liabilities	59,228	(53,042)

Net cash used in operating activities	(50,408)	(772,706)

Cash flows from investing activities:
Additions to income-producing properties, net	(106,261)	(18,773)
Additions to property and equipment, net	(351,072)	(12,540)
Additions to intangible assets, net	(175,399)	(22,308)
Additions to goodwill, net	(29,256)	—
Acquisition, net of cash acquired	(125,000)	—
Repayments received on notes receivable	—	66,147

Net cash (used in) provided by investing activities	(786,988)	12,526

Cash flows from financing activities:
Debt repayments	(286,140)	(336,729)
Debt restructuring	(1,974,042)	—
Deferred loan costs paid	(50,000)	—
Repurchase of common stock	(834)	—
Cash dividends	(641,228)	(116,574)

Net cash used in financing activities	(2,952,244)	(453,303)

Cash flows from discontinued operations:
Operating activities	28,534	354,442
Debt repayments	—	(179,949)

Net cash provided by discontinued operations	28,534	174,493

Net decrease in cash and cash equivalents	(3,761,106)	(1,038,990)
Cash and cash equivalents at beginning of period	6,379,679	5,157,639

Cash and cash equivalents at end of period	$2,618,573	$4,118,649

Supplemental disclosure of noncash financing activities:
Issuance of common stock under Stock Award Plan	$5,200	$—

See accompanying notes to consolidated financial statements.

ABRAMS INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2004, AND APRIL 30, 2004
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

NOTE 2. UNAUDITED STATEMENTS

     The accompanying unaudited consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to such rules and regulations, although management believes that the accompanying disclosures are adequate to make the information presented not misleading. In the opinion of management, the accompanying financial statements contain all adjustments, consisting of normal recurring accruals, that are necessary for a fair statement of the results for the interim periods presented. These financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended April 30, 2004. Results of operations for interim periods are not necessarily indicative of annual results.

NOTE 3. SIGNIFICANT ACCOUNTING POLICIES

     As of January 31, 2003, the Company adopted the fair value disclosure provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure. Under SFAS No. 148, the Company is required to disclose the effects on reported net (loss) earnings with respect to stock-based compensation.

     For purposes of the required pro forma disclosures, the Company has computed the value of all stock option awards granted for the first quarter ended July 31, 2004, and July 31, 2003, using the Black-Scholes option pricing model.

     Options to purchase 725,992 shares were outstanding at July 31, 2004, of which 521,528 options were vested. The Company granted 54,900 stock options and 5,200 shares of stock in the first quarter ended July 31, 2004. No options or shares of stock were granted in the first quarter ended July 31, 2003. The number of options forfeited in the first quarter of fiscal 2005 and fiscal 2004 was 26,500 and 123,000, respectively. If the Company had accounted for its stock-based compensation awards in accordance with SFAS No. 123, pro forma results would have been as follows:

	Quarter
	Ended July 31,
	2004	2003
Net loss, as reported	$(1,105,454)	$(948,406)
Deduct: Total stock-based compensation expense as determined under fair value based method for all awards, net of related tax effects	(55,587)	(39,082)
Add: Forfeitures, net of related tax effects	14,211	59,346

Pro forma net loss	$(1,146,830)	$(928,142)

Net loss per share:
Basic and diluted - as reported	$(0.35)	$(0.33)

Basic and diluted - pro forma	$(0.36)	$(0.32)

NOTE 4. RECEIVABLES

     All net contract and trade receivables are expected to be collected within one year.

NOTE 5. DISCONTINUED OPERATIONS

     The Company is in the business of creating long-term value by periodically realizing gains through the sale of existing real estate assets, and then redeploying its capital by reinvesting the proceeds from such sales. Effective May 1, 2002, the Company adopted SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which requires, among other things, that the operating results of certain income-producing assets, sold subsequent to April 30, 2002, be included in discontinued operations in the statements of operations for all periods presented. The Company classifies an asset as held for sale when the asset is under a binding sales contract with minimal contingencies, and the buyer is materially at risk if the buyer fails to complete the transaction. However, each potential transaction is evaluated based on its separate facts and circumstances. Pursuant to this standard, as of July 31, 2004, the Company had no assets that were classified as held for disposition or sale.

     During fiscal 2004, the Company made the decision to curtail its operations as a general contractor, and pursuant to this decision, all operating activities have substantially ceased and when all warranty periods have expired, the Construction Segment will be classified as a discontinued operation, and the historical operating results of the Segment will be reclassified to discontinued operations pursuant to SFAS No. 144.

     On March 12, 2004, the Company sold its shopping center located in North Fort Myers, Florida, and recognized a pretax gain of approximately $4.0 million. As a result this transaction, the Company’s financial statements have been prepared with the results of operations and cash flows related to the North Fort Myers shopping center shown as discontinued operations. Summarized financial information for discontinued operations for the first quarter ended July 31 is as follows:

	Quarter ended
	July 31,
	2004	2003
Rental income revenues	$—	$706,624

Operating expenses:
Rental property operating expenses	—	245,704
Depreciation	—	166,451
Interest expense	—	130,407

Total rental property expenses	—	542,562

Earnings from discontinued operations	—	164,062
Income tax expense	—	64,000

Earnings from discontinued operations, net of tax	$—	$100,062

NOTE 6. OPERATING SEGMENTS

     The Company has four operating segments: Energy and Facilities Solutions, Energy Services, Real Estate, and Construction. The table below exhibits selected financial data on a segment basis. Earnings (loss) from continuing operations before income taxes are total revenues of continuing operations less operating expenses of continuing operations, including depreciation and interest. Parent company expenses have not been allocated to the subsidiaries.

	Energy and
For the Quarter Ended	Facilities	Energy
July 31, 2004	Solutions	Services (1)	Real Estate	Construction (2)	Parent	Eliminations	Consolidated
Revenues from unaffiliated customers	$890,211	$1,962,868	$2,028,380	$145,383	$—	$—	$5,026,842
Interest and other income	—	—	28,072	119	7,085	—	35,276
Intersegment revenue	11,535	—	124,354	3,293	—	(139,182)	—

Total revenues from continuing operations	$901,746	$1,962,868	$2,180,806	$148,795	$7,085	$(139,182)	$5,062,118

Earnings (loss) before income taxes from continuing operations	$(236,420)	$(270,378)	$(434,279)	$(162,057)	$(784,412)	$119,092	$(1,768,454)

	Energy and
For the Quarter Ended	Facilities	Energy
July 31, 2003	Solutions	Services (1)	Real Estate	Construction (2)	Parent	Eliminations	Consolidated
Revenues from unaffiliated customers	$658,804	$—	$2,019,616	$11,033,045	$—	$—	$13,711,465
Interest and other income	—	—	17,292	722	1,306	—	19,320
Intersegment revenue	—	—	113,493	—	—	(113,493)	—

Total revenues from continuing operations	$658,804	$—	$2,150,401	$11,033,767	$1,306	$(113,493)	$13,730,785

Earnings (loss) before income taxes from continuing operations	$(309,154)	$—	$104,787	$(698,598)	$(678,406)	$3,903	$(1,577,468)

(1)	The Energy Services Segment was formed in December 2003.

(2)	Although the operations of the Construction Segment were substantially discontinued, the results, nevertheless, are included in continuing operations pursuant to SFAS No. 144.

NOTE 7. EARNINGS (LOSS) PER SHARE

     Basic earnings per share are computed by dividing net earnings (loss) by the weighted average shares outstanding during the reporting period. Diluted earnings per share are computed giving effect to dilutive stock equivalents resulting from outstanding stock options. The dilutive effect on the number of common shares for the first quarter of fiscal 2005 and 2004 was 407 and 0, respectively. Since the Company had losses from continuing operations for both periods presented, all stock equivalents were antidilutive during these periods, and therefore are excluded when determining the diluted weighted average shares outstanding.

NOTE 8. GOODWILL AND OTHER INTANGIBLE ASSETS

     The gross carrying amounts and accumulated amortization for all of the Company’s intangible assets as of July 31, 2004, are as follows:

	Amount	Amortization
Amortized intangible assets:
Proprietary customers software solutions	$1,400,285	$367,667
Computer software	414,850	321,765
Real estate lease costs	1,741,259	652,216
Customer relationships	218,000	25,433
Deferred loan costs	823,175	501,608
Other	55,608	11,156

	$4,653,177	$1,879,845

Unamortized intangible assets:
Trademark	$708,707	$—

Goodwill	$5,372,455	$—

     Goodwill increased $374,213 from April 30, 2004, due to: (1) the acquisition of Building Performance Engineers, Inc. (see Note 11 “Acquisitions”) of $344,957; and (2) purchase price adjustments of $29,256 from prior acquisitions.

Aggregate amortization expense for all amortized intangible assets

For the three months ended July 31, 2004	$165,644
For the three months ended July 31, 2003	121,772

NOTE 9. MORTGAGE NOTES PAYABLE

     On July 8, 2004, the Company restructured the loan on the Company’s owned shopping center in Jacksonville, Florida. The Company paid the lender $1.5 million as payment in full of the Additional Interest Agreement, which was then terminated, and the principal loan balance was reduced by $474,042. The restructured principal loan balance is for $7.8 million, bears interest at 6.125%, and is amortized until it matures on July 1, 2029, but may be called after July 1, 2011, with thirteen months’ notice.

     The following table updates Footnote 7 “Mortgage Notes Payable and Leases” in the Company’s Annual Report on Form 10-K as of April 30, 2004, to reflect the restructuring of the loan mentioned above that occurred in the first quarter ended July 31, 2004. The expected future minimum principal and interest payments on mortgage notes payable on the owned rental properties are as follows:

	Owned Rental Properties
	Mortgage Payments
Period ending April 30,	Principal	Interest
2005 (1)	$774,364	$1,457,961
2006	1,114,040	1,968,410
2007	1,171,418	1,877,927
2008	6,833,107	1,647,129
2009	767,885	1,282,956
Thereafter	17,007,471	9,667,560

	$27,668,285	$17,901,943

(1)	The amount for the period ending April 30, 2005 is for the remaining nine-month period from August 1, 2004, to April 30, 2005.

     The mortgage notes payable are due at various dates between January 1, 2008, and July 1, 2029, and bear interest at rates ranging from 6.125% to 9.25%.

     Management has determined that the changes to the loan mentioned above were a material modification of the old loan, and as a result, the Company recognized an expense relating to the extinguishment of debt in the amount of $218,071, as shown on the accompanying statement of operations. In conjunction with the new restructured loan, the Company recorded $50,000 in deferred loan costs to be amortized over the life of the loan.

NOTE 10. COMMITMENTS AND CONTINGENCIES

     The Company is subject to various other legal proceedings and claims that arise in the ordinary course of business. While the resolution of these matters cannot be predicted with certainty, the Company believes that the final outcome of these matters will not have a material adverse effect on the Company’s financial position or results of operations.

NOTE 11. ACQUISITIONS

     On May 26, 2004, Servidyne Systems, LLC (“Servidyne”), an indirect wholly-owned subsidiary of the Company, acquired the operating business and assets of Building Performance Engineers, Inc. (“BPE”) for a purchase price of $369,906, in order to expand the Company’s capabilities in energy engineering and design. The consideration consisted of 21,126 newly-issued shares of the Company’s common stock, with a fair value of $94,906 at the date of grant, a note payable in the amount of $150,000, and cash of $125,000 (including direct acquisition expenses). The amount and type of consideration was determined by negotiation among the parties. The following table summarizes the estimated fair values of the assets acquired on the date of acquisition:

	Operations
	Acquired from
	BPE	Estimated Life
Property, furniture and equipment, net	$8,727	3 years
Non-competes	16,222	2 years
Assembled workforce	71,300	Indefinite
Goodwill	273,657	Indefinite

Total assets acquired	$369,906

     The goodwill has been assigned to the Energy and Facilities Solutions Segment. The acquired assets and the results of operations have been included in the Company’s financial statements since the date of acquisition. The Company will test goodwill for impairment related to its Energy and Facilities Solutions Segment at April 30, 2005, pursuant to SFAS No. 142, Goodwill and Other Intangible Assets.

     On April 16, 2004, Servidyne acquired substantially all of the assets and assumed certain liabilities of iTendant, Inc. (“iTendant”) for a purchase price of approximately $1.3 million. The consideration consisted of 123,547 newly-issued shares of the Company’s common stock, with a fair value of $525,075 at the date of grant, the payment of $500,000 cash, and the assumption of approximately $170,000 of iTendant’s liabilities. Additional contingent consideration is provided for based on future operating goals and performance. Consideration was determined by negotiation among the parties.

     The following table summarizes the results of the Company on a pro forma basis for the three months ended July 31, 2003, as if the acquisitions of BPE and iTendant, Inc., as well as the acquisitions of The Wheatstone Energy Group, Inc., in December 2003, and a professional medical office building located in Douglasville, Georgia, in April 2004, had occurred at the beginning of the period. These results do not purport to represent what the results of operations for the Company would have actually been or to be indicative of the future results of operations of the Company (in thousands, except per share amounts):

	Three Months Ended
	July 31,
	2003	2003
	(As Reported)	(Pro Forma)
Revenues	$13,731	$15,307
Net loss	(948)	(1,572)
Net loss per share - basic and diluted	$(0.33)	$(0.54)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the consolidated financial statements, including the notes to those statements, which are presented elsewhere in this report. The Company also recommends that this discussion and analysis be read in conjunction with management’s discussion and analysis and consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended April 30, 2004.

     The Company’s fiscal year 2005 ends April 30, 2005.

Changes in CONSOLIDATED BALANCE SHEETS between April 30, 2004, and July 31, 2004

     Net accounts receivable decreased by $2,740,835, primarily due to the collection of Construction Segment receivables related to work performed in prior periods.

     Deferred income taxes increased by $938,262, due to net operating loss carryforwards that the Company expects to utilize this fiscal year.

     Goodwill increased by $374,213, primarily due to the acquisition of the operating business and assets of Building Performance Engineers, Inc.

     Trade and subcontractor accounts payable decreased by $1,270,738, primarily due to the payment of invoices to subcontractors for work performed at the Construction Segment in prior periods.

     Other liabilities decreased by $3,026,619 and mortgage notes payable increased by $1,106,776, primarily due to the restructuring of the loan on the Company’s owned shopping center located in Jacksonville, Florida (See “Liquidity and Capital Resources”).

Results of operations of the first quarter of fiscal 2005 compared to the first quarter of fiscal 2004

REVENUES From Continuing Operations

     For the first quarter of fiscal 2005, consolidated revenues from continuing operations, including interest income and other income, and net of intersegment eliminations, were $5,062,118, compared to $13,730,785 for the first quarter of fiscal 2004, a decrease of 63%.

     The figures in Chart A are segment revenues from continuing operations, net of intersegment eliminations, and do not include interest income or other income.

CHART A
REVENUES FROM CONTINUING OPERATIONS SUMMARY BY SEGMENT
(Dollars in Thousands)

	First Quarter Ended
	July 31,		Amount Increase	Percent Increase
	2004	2003	(Decrease)	(Decrease)
Energy and Facilities Solutions (1)	$890	$659	$231	35
Energy Services (2)	1,963	—	1,963	—
Real Estate (3)	2,028	2,020	8	—
Construction (4)	145	11,033	(10,888)	(99)

	$5,026	$13,712	$(8,686)	(63)

NOTES TO CHART A

(1)	Revenues increased for the first quarter of fiscal 2005 from that in fiscal 2004 primarily due to: (1) an increase of approximately $132,000 in revenues from iTendant, Inc. and Building Performance Engineers, Inc., acquired in April 2004 and May 2004, respectively; and (2) an increase of approximately $99,000 in revenues due to growth from a broadening customer base.

(2)	The Energy Services Segment was formed in December 2003.

(3)	Represents rental revenues. The increase in rental revenues for the first quarter of fiscal 2005 compared to the same period in 2004 is primarily due to: (a) approximately $154,000 in rental revenues related to a professional medical office building located in Douglasville, Georgia, that was acquired by the Company in April 2004; offset by: (b) a decrease in rental revenues of approximately $46,000, which are contingent on tenant sales exceeding specified amounts; (c) a decrease in common area maintenance cost recoveries of approximately $28,000; and (d) a decrease in leaseback income of approximately $64,000 related to a Kmart leaseback that was assigned to the fee owner by the Company in October 2003. Rental revenues for all periods presented do not include rental revenues generated by income-producing properties which were subsequently sold. Such revenues have been reclassified to discontinued operations.

(4)	As previously discussed in the Company’s 2004 Annual Report on Form 10-K for the fiscal year ended April 30, 2004, the Company has elected to discontinue its role as a multi-purpose general contractor. Although the operations of the Construction Segment have been substantially discontinued, the results, will nevertheless, continue to be included in continuing operations pursuant to SFAS No. 144 until all operating activities cease and all warranty periods expire.

     The following table indicates the backlog of contracts and rental income for the next twelve months, by industry segment.

	July 31,
	2004	2003
Energy and Facilities Solutions (a)	$956,000	$661,000
Energy Services (b)	1,264,000	—
Real Estate (c)	7,750,000	7,322,000
Construction (d)	—	10,608,000
Less: Intersegment eliminations (e)	(521,000)	(492,000)

Total Backlog	$9,449,000	$18,099,000

(a)	The increase in backlog for the first quarter of fiscal 2005 compared to the same period in fiscal 2004 is primarily the result of the acquisitions of iTendant, Inc. and Building Performance Engineers, Inc. in April 2004 and May 2004, respectively. Contracts that can be cancelled with less than one year’s notice are not included in backlog. As of July 31, 2004, and July 31, 2003, such contracts not included in backlog totaled $1.36 million and $1.2 million, respectively, in potential revenue over the ensuing twelve months, assuming cancellations provisions are not invoked.

(b)	The Energy Services Segment was formed in December 2003.

(c)	Included in Real Estate backlog at July 31, 2004, is approximately $458,000 related to a professional medical office building located in Douglasville, Georgia, acquired by the Company in April 2004. This increase from prior year is offset by approximately $255,000 related to a Kmart leaseback that was assigned to the fee owner by the Company in October 2003.

(d)	The absence in backlog in fiscal 2005 compared to 2004 results from the Company’s election to discontinue its operations as a multi-purpose general contractor. Although the operations of the Construction Segment have been substantially discontinued, the results, will nevertheless, continue to be included in continuing operations pursuant to SFAS No. 144 until all operating activities cease and warranty periods expire.

(e)	The intersegment eliminations reported include only intercompany rent of approximately $521,000 and $492,000, as of July 31, 2004, and July 31, 2003, respectively.

COSTS AND EXPENSES APPLICABLE TO REVENUES
From Continuing Operations

     As a percentage of total segment revenues from continuing operations (See Chart A), the total applicable costs and expenses (See Chart B) were 70% and 89% for the first quarter of fiscal 2005 and 2004, respectively. In reviewing Chart B, the reader should recognize that the volume of revenues generally will affect the amounts and percentages.

     The figures in Chart B are net of intersegment eliminations.

CHART B
COSTS AND EXPENSES APPLICABLE TO REVENUES
FROM CONTINUING OPERATIONS SUMMARY BY SEGMENT
(Dollars in Thousands)

			Percent of Segment
			Revenues for
	First Quarter Ended		First Quarter Ended
	July 31,		July 31,
	2004	2003	2004	2003
Energy and Facilities Solutions (1)	$481	$404	54	61
Energy Services (2)	1,481	—	75	—
Real Estate (3)	1,414	1,209	70	60
Construction (4)	115	10,620	79	96

	$3,491	$12,233	70	89

NOTES TO CHART B

(1)	The change in the dollar amount and percentage of costs and expenses applicable to revenues from continuing operations for the first quarter of fiscal 2005, compared to the same period in 2004, is primarily a result of the change in the mix of services and products.

(2)	The Energy Services Segment was formed in December 2003.

(3)	The increase in the dollar amount and percentage of costs and expenses applicable to revenues is primarily due to: (a) rental operating costs and expenses of approximately $147,000 related to a professional medical office building located in Douglasville, Georgia, acquired in April 2004; (b) an increase in leasing expenses of approximately $23,000; and (c) an increase in common area maintenance expenses of approximately $32,000. Costs and expenses for all periods presented do not include the costs and expenses of income producing properties that were subsequently sold, and do not include the costs of sale of these properties. Those costs and expenses have been reclassified to discontinued operations.

(4)	As previously mentioned elsewhere, the Company has elected to discontinue its role as a multi-purpose general contractor. Although the operations of the Construction Segment have been substantially discontinued, the results, will nevertheless, continue to be included in continuing operations pursuant to SFAS No. 144 until all operating activities cease and all warranty periods expire.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
From Continuing Operations

     For the first quarters of fiscal 2005 and 2004, selling, general and administrative expenses (“SG&A”) from continuing operations, net of intersegment eliminations, were $2,486,129 and $2,463,682, respectively. As a percentage of consolidated revenues from continuing operations, these expenses were 49% and 18%, respectively. In reviewing Chart C, the reader should recognize that the volume of revenues generally will affect the amounts and percentages. The percentages in Chart C are based upon expenses as they relate to segment revenues from continuing operations (Chart A), except that parent and total expenses relate to consolidated revenues from continuing operations.

CHART C
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
FROM CONTINUING OPERATIONS BY SEGMENT
(Dollars in Thousands)

			Percent of Segment
			Revenues for
	First Quarter Ended		First Quarter Ended
	July 31,		July 31,
	2004	2003	2004	2003
Energy and Facilities Solutions (1)	$639	$564	72	86
Energy Services (2)	640	—	32	—
Real Estate (3)	406	224	20	11
Construction (4)	105	1,046	72	9
Parent (5)	696	630	14	5

	$2,486	$2,464	49	18

NOTES TO CHART C

(1)	Although SG&A expenses were lower on a percentage basis due to the increase in revenues, on a dollar amount basis, SG&A expenses were higher for the first quarter of 2005 compared to the same period of fiscal 2004 due to an increase in personnel and personnel costs resulting primarily from the acquisitions of iTendant, Inc. and Building Performance Engineers, Inc. in April 2004 and May 2004, respectively.

(2)	The Energy Services Segment was formed in December 2003.

(3)	On a dollar and percentage basis, SG&A expenses from continuing operations were higher for the first quarter of fiscal 2005 compared to 2004, primarily due to: (a) an increase in personnel costs of approximately $96,000; and (b) an increase in legal and professional fees of approximately $47,000. SG&A expenses for all periods presented do not include SG&A expenses of income-producing properties that were subsequently sold. These expenses have been reclassified as discontinued operations.

(4)	As previously mentioned elsewhere, the Company has elected to discontinue its role as a multi-purpose general contractor. Although the operations of the Construction Segment have been substantially discontinued, the results, will nevertheless, continue to be included in continuing operations pursuant to SFAS No. 144 until all operating activities cease and all warranty periods expire.

(5)	On a dollar and percentage basis, SG&A expenses were higher for the first quarter of fiscal 2005 compared to the same period in 2004, primarily due to: (a) an increase in personnel costs of approximately $161,000; offset by (b) a decrease in legal and professional fees of approximately $76,000.

Liquidity and capital resources

     Between April 30, 2004, and July 31, 2004, working capital decreased by $3,799,562, primarily due to: (1) cash utilized in the restructuring of the loan related to the Company’s owned shopping center located in Jacksonville, Florida, of approximately $2.0 million; (2) payment of the regular and special dividends of approximately $641,000; (3) the addition of approximately $340,000 in leasehold improvements at the corporate headquarters building; and (4) the acquisition of the operating business and assets of Building Performance Engineers, Inc. Operating activities used cash of $50,408, primarily due to losses incurred during the first three months of fiscal 2005, and a decrease in accounts receivable, offset by a decrease in trade and subcontractor accounts payable. Investing activities used cash of $786,988, primarily due: (1) additions to property and equipment, related to leasehold improvements on the corporate headquarters building; (2) additions to income-producing properties and intangible assets; and (3) the acquisition of the operating business and assets of Building Performance Engineers, Inc. Financing activities used cash of $2,952,244, primarily due to: (1) the payment of $2.0 million related to the restructuring of the loan on the Company’s owned shopping center located in Jacksonville, Florida; (2) scheduled principal payments of mortgage notes; and (3) the payment of a regular and special dividend. Discontinued operations provided cash of $28,534.

     Except for certain real estate construction loans and occasional short-term operating loans, the Company generally has been able to finance its working capital needs through funds generated internally. If adequate funds are not generated through normal operations or from the sale of real estate, the Company has available bank lines of credit. These lines of credit bear interest at the prime rate or LIBOR plus 2%, and have a commitment fee of 0.375% on any unused portion. The bank lines of credit expire on October 30, 2004. The Company expects to renew the bank lines of credit in appropriate amounts; however, there can be no assurance that such renewal will take place.

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

Contractual Obligations

     The following table updates Item 7. “Contractual Obligations” in the Company’s Annual Report on Form 10-K as of April 30, 2004, to reflect the restructuring of the loan mentioned elsewhere that occurred in the first quarter ended July 31, 2004:

	Payment due by Period
		Less than			More than
Contractual Obligations	Total	1 Year	1 - 3 Years	3 - 5 Years	5 Years
Mortgage notes payable (1)	$28,412,475	$1,518,542	$2,285,458	$7,600,992	$17,007,483
Operating leases (2)	4,147,000	1,332,000	1,661,000	430,000	724,000
Other long-term debt	1,938,083	46,855	338,228	318,000	1,235,000
Long-term obligations	322,000	100,000	222,000	—	—
Capital lease obligations	53,495	42,938	10,557	—	—

Total	$34,873,053	$3,040,335	$4,517,243	$8,348,992	$18,966,483

(1)	Regularly scheduled loan principal amortization and maturity payments.
(2)	Future minimum rental payments on leaseback shopping centers.

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

     The Company is at risk for many other matters beyond its control, including, but not limited to: the possible impact, if any, on the ultimate disposition of legal proceedings in which the Company is involved, including the matters described in Item 3 of the Company’s Annual Report on Form 10-K for its fiscal year ended April 30, 2004; the potential loss of significant customers; co-tenancy provisions in anchor tenant leases; the Company’s ability to sell or refinance its real estate; the possibility of not achieving projected backlog revenues or not realizing earnings from such revenues; the cost and availability of insurance; the ability of the Company to attract and retain key personnel; weather conditions; changes in laws and regulations, including changes in accounting standards, generally accepted accounting principles, and regulatory requirements of the SEC and NASDAQ; overall vacancy rates in markets where the Company leases retail and office space; overall capital spending trends in the economy; the timing and amount of earnings recognition related to the possible sale of real estate properties held for sale; delays in or cancellations of customers’ orders; the level and volatility of interest rates; the level and volatility of energy prices; the failure of a subcontractor to perform; and the deterioration in the financial stability of an anchor tenant, significant subcontractor or other significant customer.

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

     Energy services revenues and construction revenues are reported on the percentage-of-completion method, using costs incurred to-date in relation to estimated total costs of the contracts to measure the stage of completion. Original contract prices are adjusted for cumulative effects of changes in estimated total contract costs and revenues (change orders) in the amounts that are reasonably estimated based on the Company’s historical experience. The change orders are recorded in the period in which the facts requiring such revisions become known, and are accounted for using the percentage-of-completion method. At the time it is determined that a contract is expected to result in a loss, the entire estimated loss is recorded.

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

     Revenues from the sale of real estate are recognized when all of the following has occurred: (a) the property is transferred to the buyer; (b) the buyer’s initial and continuing investment is adequate to demonstrate a commitment to pay for the property; and (c) the buyer has assumed all future ownership risks of the property. Costs of sales related to real estate are based on the specific property sold. When a portion or unit of a development property is sold, a proportionate share of the total cost of the development is charged to cost of sales.

Income-producing properties and property and equipment

     Income-producing properties are stated at cost and are depreciated for financial reporting purposes using the straight-line method over the estimated useful lives of the assets.

     Property and equipment are stated at cost, and are depreciated for financial reporting purposes using the straight-line method over the estimated useful lives of the assets. Significant additions that extend asset lives are capitalized. Normal maintenance and repair costs are expensed as incurred.

     Interest and other carrying costs related to real estate assets under construction are capitalized. Costs of development and construction of real estate assets are also capitalized. Capitalization of interest and other carrying costs is discontinued when a development project is substantially completed or if active development ceases.

Impairment of long-lived assets, including goodwill, and assets to be disposed of

     Long-lived assets and certain intangible assets, including goodwill, are required to be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset to estimated future net cash flows expected to be generated by the asset. If an asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the asset’s fair value. Assets to be disposed of are reported at the lower of their carrying amount or fair value less costs to sell.

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

Discontinued Operations

     The Company adopted SFAS 144, Accounting for the Impairment or Disposal of Long- Lived Asset, effective May 1, 2002, which requires, among other things, that the gains and losses from the disposition of certain income-producing real estate assets and the related historical operating results be reflected as discontinued operations in the statements of operations for all periods presented. Although net earnings is not affected, the Company has reclassified results previously included in continuing operations to discontinued operations for qualifying dispositions pursuant to SFAS 144.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     On July 8, 2004, the Company restructured the loan on the Company’s owned shopping center in Jacksonville, Florida. The Company paid the lender $1.5 million as payment in full of the Additional Interest Agreement, which was then terminated. The restructured loan has a principal amount of $7.8 million, bears interest at 6.125%, and matures on July 1, 2029, but may be called after July 1, 2011, with thirteen months’ notice.

     The following table updates Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” in the Company’s Annual Report on Form 10-K as of April 30, 2004, to reflect the restructuring of the loan mentioned above that occurred in the first quarter ended July 31, 2004. The following table summarizes information related to the Company’s market risk sensitive debt instruments as of April 30, 2004:

	Expected Maturity Date Fiscal Year Ending April 30 (Dollars in Thousands)
								Estimated
						There-		Fair
	2005	2006	2007	2008	2009	after	Total	Value
Fixed rate debt	$1,608	1,301	1,333	7,111	808	17,243	29,404	30,670

Average interest rate	7.1%	7.6%	7.6%	7.4%	8.0%	7.3%

Variable rate debt (1)	$—	—	—	—	—	1,000	1,000	1,000

(1)	Interest on variable debt is based on the prime rate plus 1.5%.

     There have been no other material changes since April 30, 2004. Refer to the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2004, for detailed disclosures of quantitative and qualitative disclosures of market risk.

ITEM 4. CONTROLS AND PROCEDURES

     Management has evaluated the Company’s disclosure controls and procedures as defined by Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report. This evaluation was carried out with the participation of the Company’s Chief Executive Officer and Chief Financial Officer. No system of controls, no matter how well designed and operated, can provide absolute assurance that the objectives of the system of controls are met, and no evaluation of controls can provide absolute assurance that the system of controls has operated effectively in all cases. The Company’s disclosure controls and procedures, however, are designed to provide a reasonable assurance that the objectives of disclosure controls and procedures are met.

     Based on management’s evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report, to provide reasonable assurance that the objectives of disclosure controls and procedures were met.

     There was no change in the Company’s internal controls over financial reporting that occurred during the period covered by this quarterly report on Form 10-Q that materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

     On May 26, 2004, an indirect wholly-owned subsidiary of the Company acquired substantially all of the assets of Building Performance Engineers, Inc. The consideration included 21,126 newly-issued shares of the Company’s common stock, par value $1.00 per share. The issuance of these shares was exempt from registration as a private placement pursuant to the Securities Act of 1933 and the rules promulgated thereunder.

ITEM 6. EXHIBITS

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

ABRAMS INDUSTRIES, INC.

(Registrant)

Date: September 14, 2004	/s/ Alan R. Abrams

Alan R. Abrams
Chief Executive Officer

Date: September 14, 2004	/s/ Mark J. Thomas

Mark J. Thomas
Chief Financial Officer