Form 10-Q
period 2004-10-31
ABRAMS INDUSTRIES INC
filed 2004-12-15
CIK 1923

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q
QUARTERLY REPORT

Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934

For the quarter ended October 31, 2004

Commission file number 0-10146

ABRAMS INDUSTRIES, INC.

(Exact name of registrant as specified in its charter)

Georgia	58-0522129

(State or other jurisdiction of identification No.)	(I.R.S. Employer incorporation or organization)

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

Yes ☐     No ☑

The number of shares of $1.00 par value Common Stock of the Registrant outstanding as of November 30, 2004, was 3,355,901.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ABRAMS INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	October 31, 2004	April 30, 2004
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$4,364,265	$6,379,679
Short-term investment	200,000	200,000
Receivables (Note 4)	2,454,189	1,860,723
Less: Allowance for doubtful accounts	(69,834)	(60,644)
Assets of discontinued operations	351,998	4,233,462
Costs and earnings in excess of billings	249,174	481,480
Deferred income taxes	1,256,479	623,001
Other	919,056	634,700

Total current assets	9,725,327	14,352,401

INCOME-PRODUCING PROPERTIES, net	29,290,725	29,628,177
PROPERTY AND EQUIPMENT, net	900,734	605,967
OTHER ASSETS:
Real estate held for future development or sale	3,970,498	3,970,498
Intangible assets, net (Note 8)	3,405,021	3,527,722
Goodwill (Note 8)	5,383,014	4,998,242
Investment held to maturity	2,000,000	2,000,000
Other	3,082,708	2,793,012

	$57,758,027	$61,876,019

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Trade and subcontractors payables	$1,406,396	$694,533
Accrued expenses	2,090,716	2,278,280
Liabilities of discontinued operations	558,487	2,781,147
Billings in excess of costs and earnings	809,563	98,439
Current maturities of long-term debt	1,222,855	1,292,669

Total current liabilities	6,088,017	7,145,068

DEFERRED INCOME TAXES	2,895,489	2,677,141
OTHER LIABILITIES	1,788,868	4,644,630
MORTGAGE NOTES PAYABLE, less current maturities (Note 9)	26,340,488	25,509,868
OTHER LONG-TERM DEBT, less current maturities	1,880,228	1,901,785

Total liabilities	38,992,730	41,878,492

COMMITMENTS AND CONTINGENCIES (Note 10)

SHAREHOLDERS’ EQUITY:
Common stock, $1 par value; 5,000,000 shares authorized; 3,355,901 issued and 3,207,913 outstanding in October 2004, 3,327,628 issued and 3,180,340 outstanding in April 2004	3,355,901	3,327,628
Additional paid-in capital	3,061,080	2,963,874
Deferred stock compensation	(28,435)	(26,855)
Retained earnings	13,059,093	14,412,663
Treasury stock, common shares, 147,988 in October 2004 and 147,288 in April 2004	(682,702)	(679,783)

Total shareholders’ equity	18,764,937	19,997,527

	$57,758,027	$61,876,019

See accompanying notes to consolidated financial statements.

ABRAMS INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	SECOND QUARTER ENDED		FIRST SIX MONTHS ENDED
	OCTOBER 31,		OCTOBER 31,
	2004	2003	2004	2003
REVENUES:
Energy and facilities solutions	$940,084	$716,480	$1,830,295	$1,375,284
Energy services	1,993,530	—	3,956,398	—
Real estate	4,295,227	1,924,403	6,323,607	3,944,019

	7,228,841	2,640,883	12,110,300	5,319,303

Interest	10,074	3,022	39,224	7,613
Other	30,057	47,863	36,064	61,870

	7,268,972	2,691,768	12,185,588	5,388,786

COSTS AND EXPENSES:
Energy and facilities solutions	552,869	418,632	1,033,758	822,607
Energy services	1,378,490	—	2,859,727	—
Rental property operating expenses, excluding interest	1,443,489	1,261,189	2,857,505	2,469,891

	3,374,848	1,679,821	6,750,990	3,292,498

Selling, general and administrative
Energy and facilities solutions	460,031	638,029	1,098,963	1,201,756
Energy services	481,658	—	1,121,691	—
Real estate	586,476	143,446	991,906	367,638
Parent	904,294	525,987	1,600,722	1,156,104

	2,432,459	1,307,462	4,813,282	2,725,498

Extinguishment of debt (Note 9)	—	—	218,071	—

Interest costs incurred	551,012	601,964	1,186,508	1,214,175

	6,358,319	3,589,247	12,968,851	7,232,171

EARNINGS (LOSS) BEFORE INCOME TAXES FROM CONTINUING OPERATIONS	910,653	(897,479)	(783,263)	(1,843,385)

INCOME TAX EXPENSE (BENEFIT)	360,830	(301,000)	(277,170)	(615,000)

EARNINGS (LOSS) FROM CONTINUING OPERATIONS	549,823	(596,479)	(506,093)	(1,228,385)

DISCONTINUED OPERATIONS (Note 5):
Loss from discontinued operations, adjusted for applicable income tax benefit of $15,193, $229,000, $40,193 and $380,000, respectively	(28,483)	(460,217)	(78,021)	(776,717)

LOSS FROM DISCONTINUED OPERATIONS	(28,483)	(460,217)	(78,021)	(776,717)

NET EARNINGS (LOSS)	$521,340	$(1,056,696)	$(584,114)	$(2,005,102)

NET EARNINGS (LOSS) PER SHARE – BASIC AND DILUTED (Note 7):
From continuing operations	$.17	$(.20)	$(.16)	$(.42)
From discontinued operations	$(.01)	$(.16)	$(.02)	$(.27)

NET EARNINGS (LOSS) PER SHARE – BASIC AND DILUTED	$.16	$(.36)	$(.18)	$(.69)

DIVIDENDS PER SHARE	$0.04	$0.04	$0.24	$0.08

WEIGHTED AVERAGE SHARES OUTSTANDING – BASIC AND DILUTED	3,206,710	2,914,167	3,202,153	2,914,219

See accompanying notes to consolidated financial statements.

ABRAMS INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(UNAUDITED)

	Common Stock		Additional	Deferred
			Paid-In	Stock	Retained	Treasury
	Shares	Amount	Capital	Compensation	Earnings	Stock	Total
BALANCES at April 30, 2002	3,054,439	$3,054,439	$2,135,005	$(12,744)	$18,273,853	$(671,677)	$22,778,876
Net loss	—	—	—	—	(1,073,524)	—	(1,073,524)
Common stock acquired	—	—	—	—	—	(2,270)	(2,270)
Common stock issued	5,800	5,800	18,500	(24,300)	—	—	—
Stock compensation expense	—	—	—	20,446	—	—	20,446
Cash dividends declared - $.16 per share	—	—	—	—	(465,576)	—	(465,576)

BALANCES at April 30, 2003	3,060,239	3,060,239	2,153,505	(16,598)	16,734,753	(673,947)	21,257,952

Net loss	—	—	—	—	(1,850,126)	—	(1,850,126)
Common stock acquired	—	—	—	—	—	(5,836)	(5,836)
Common stock issued	267,389	267,389	810,369	(41,700)	—	—	1,036,058
Stock compensation expense	—	—	—	31,443	—	—	31,443
Cash dividends declared - $.16 per share	—	—	—	—	(471,964)	—	(471,964)

BALANCES at April 30, 2004	3,327,628	3,327,628	2,963,874	(26,855)	14,412,663	(679,783)	19,997,527

Net loss	—	—	—	—	(584,114)	—	(584,114)
Common stock acquired	—	—	—	—	—	(2,919)	(2,919)
Common stock issued	28,273	28,273	97,206	(30,573)	—	—	94,906
Stock compensation expense	—	—	—	28,993	—	—	28,993
Cash dividends declared - $.24 per share	—	—	—	—	(769,456)	—	(769,456)

BALANCES at October 31, 2004	3,355,901	$3,355,901	$3,061,080	$(28,435)	$13,059,093	$(682,702)	$18,764,937

See accompanying notes to consolidated financial statements.

ABRAMS INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	SIX MONTHS ENDED OCTOBER 31,
	2004	2003
Cash flows from operating activities:
Net loss	$(584,114)	$(2,005,102)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Loss from discontinued operations, net of tax	78,021	776,717
Depreciation and amortization	1,077,261	780,063
Deferred tax benefit	(333,325)	(1,030,922)
Provision for (recovery of) doubtful accounts, net	9,190	(9,955)
Extinguishment of debt	218,071	—
Changes in assets and liabilities, net of effect of acquisition:
Receivables, net	(593,466)	402,882
Costs and earnings in excess of billings	232,306	—
Other current assets	(284,356)	(202,382)
Other assets	(303,504)	(121,346)
Trade and subcontractors payable	630,058	(324,050)
Accrued expenses	(187,204)	132,399
Billings in excess of costs and earnings	711,124	—
Other liabilities	180,736	48,865

Net cash provided by (used in) operating activities	850,798	(1,552,831)

Cash flows from investing activities:
Additions to income-producing properties, net	(240,850)	(154,296)
Additions to property and equipment, net	(400,581)	(22,658)
Additions to intangible assets, net	(266,024)	(57,975)
Acquisition, net of cash acquired	(178,315)	—
Repayments received on notes receivable	—	66,147

Net cash used in investing activities	(1,085,770)	(168,782)

Cash flows from financing activities:
Debt repayments	(567,368)	(520,230)
Mortgage restructuring	(1,974,042)	—
Deferred loan costs paid	(50,000)	—
Cash dividends	(769,456)	(233,144)

Net cash used in financing activities	(3,360,866)	(753,374)

Cash flows from discontinued operations:
Operating activities	1,580,424	1,629,204
Mortgage repayments	—	(525,663)

Net cash provided by discontinued operations	1,580,424	1,103,541

Net decrease in cash and cash equivalents	(2,015,414)	(1,371,446)
Cash and cash equivalents at beginning of period	6,379,679	5,157,639

Cash and cash equivalents at end of period	$4,364,265	$3,786,193

Supplemental disclosure of non-cash financing activities:
Issuance of common stock under Stock Award Plan	$7,500	$—

     See accompanying notes to consolidated financial statements.

ABRAMS INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2004, AND APRIL 30, 2004
(UNAUDITED)

NOTE 1. ORGANIZATION AND BUSINESS

     Abrams Industries, Inc. (together with its subsidiaries, the “Company”) was organized under Delaware law in 1960. In 1984, the Company changed its state of incorporation from Delaware to Georgia. The Company (i) provides energy engineering services and develops, implements and supports maintenance and service request solutions for facilities; (ii) implements energy saving lighting programs and provides other energy services, including facility-related improvements that reduce energy and operating costs; and (iii) engages in real estate investment and development. The Company also formerly provided commercial construction services as a general contractor.

NOTE 2. UNAUDITED STATEMENTS

     The accompanying unaudited consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to such rules and regulations, although management believes that the accompanying disclosures are adequate. In the opinion of management, the accompanying financial statements contain all adjustments, consisting of normal recurring accruals, that are necessary for a fair statement of the results for the interim periods presented. These financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended April 30, 2004. Results of operations for interim periods are not necessarily indicative of annual results.

NOTE 3. SIGNIFICANT ACCOUNTING POLICIES

     As of October 31, 2004, the Company elected to early adopt EITF 03-13 issued by the Financial Accounting Standards Board, “Applying the Conditions in Paragraph 42 of FASB Statement No. 144 in Determining Whether to Report Discontinued Operations.” During fiscal 2004, the Company made the decision to discontinue its operations as a general contractor, and pursuant to this decision, all general contracting operating activities have ceased. The Construction Segment has been classified as a discontinued operation, and the historical assets, liabilities, operating results and cash flows of the Segment have been reclassified to discontinued operations pursuant to SFAS No. 144.

     As of January 31, 2003, the Company adopted the fair value disclosure provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure.” Under SFAS No. 148, the Company is required to disclose the effects on reported net earnings (loss) with respect to stock-based compensation.

     For purposes of the required pro forma disclosures, the Company has computed the value of all stock option awards granted for the second quarter and for the six months ended October 31, 2004, and October 31, 2003, using the Black-Scholes option pricing model.

     Options to purchase 722,492 shares were outstanding at October 31, 2004, of which 490,028 options were vested. The Company granted 30,000 stock options and 2,300 shares of restricted stock in the second quarter ended October 31, 2004, and 84,900 stock options and 7,500 shares of restricted stock in the six months ended October 31, 2004. No options or shares of restricted stock were granted in the second quarter or six months ended October 31, 2003. The number of options forfeited in the second quarter and six months ended October 31, 2004, was 33,500 and 60,000, respectively, and 88,000 and 211,000 for the second quarter and six months ended October 31, 2003, respectively. None of the stock options outstanding were “in-the-money” as of October 31, 2004.

     If the Company had accounted for its stock-based compensation awards in accordance with SFAS No. 123, pro forma results would have been as follows:

	Quarter		Six Months
	Ended October 31,		Ended October 31,
	2004	2003	2004	2003
Net earnings (loss), as reported	$521,340	$(1,056,696)	$(584,114)	$(2,005,102)
Deduct: Total stock-based compensation expense as determined under fair value based method for all awards, net of related tax effects	(17,401)	(34,040)	(72,988)	(73,122)
Add: Forfeitures, net of related tax effects	18,219	51,471	32,429	110,816

Pro forma net earnings (loss)	$522,158	$(1,039,265)	$(624,673)	$(1,967,408)

Net earnings (loss) per share:
Basic and diluted – as reported	$0.16	$(0.36)	$(0.18)	$(0.69)

Basic and diluted – pro forma	$0.16	$(0.36)	$(0.20)	$(0.68)

NOTE 4. RECEIVABLES

     All net contract and trade receivables are expected to be collected within one year.

NOTE 5. DISCONTINUED OPERATIONS

     During fiscal 2004, the Company made the decision to discontinue its operations as a general contractor, and pursuant to this decision, all general contracting operating activities have ceased. The Construction Segment has been classified as a discontinued operation, and the historical assets, liabilities, operating results and cash flows of the Segment have been reclassified to discontinued operations pursuant to SFAS No. 144.

     The Company is in the business of creating long-term value by periodically realizing gains through the sale of existing real estate assets, and then redeploying its capital by reinvesting the proceeds from such sales. Effective May 1, 2002, the Company adopted SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which requires, among other things, that the operating results of certain income-producing assets, sold subsequent to April 30, 2002, be included in discontinued operations in the statements of operations for all periods presented. The Company classifies an asset as held for sale when the asset is under a binding sales contract with minimal contingencies, and the prospective buyer is materially at risk if the buyer fails to complete the transaction. However, each potential transaction is evaluated based on its separate facts and circumstances. Pursuant to this criteria, as of October 31, 2004, the Company had no income-producing assets that were classified as held for disposition or sale. Although in December 2004, the Company entered into a contract to sell its shopping center located in Jackson, Michigan. See Note 12 to the consolidated financial statements.

     On March 12, 2004, the Company sold its shopping center located in North Fort Myers, Florida, and recognized a pretax gain of approximately $4.0 million. As a result of this transaction, the Company’s financial statements have been prepared with the results of operations and cash flows related to the North Fort Myers shopping center shown as discontinued operations.

     Summarized financial information for discontinued operations for the second quarter and six months ended October 31, 2004, and 2003, respectively is as follows:

	Second Quarter Ended		Six Months Ended
	October 31,		October 31,
	2004	2003	2004	2003
REVENUES:
Construction	$11	$10,376,148	$145,513	$21,409,915
Real estate	—	725,683	—	1,432,307

Total revenues	11	11,101,831	145,513	22,842,222

COSTS AND EXPENSES:
Construction costs	—	9,997,762	114,734	20,617,445
Rental property operating expenses, including depreciation and interest	—	541,441	—	1,084,003
Construction selling, general & administrative	43,687	1,251,845	148,993	2,297,491

Total costs and expenses	43,687	11,791,048	263,727	23,998,939

Loss from discontinued operations	(43,676)	(689,217)	(118,214)	(1,156,717)
Income tax benefit	(15,193)	(229,000)	(40,193)	(380,000)

Loss from discontinued operations, net of tax	$(28,483)	$(460,217)	$(78,021)	$(776,717)

NOTE 6. OPERATING SEGMENTS

     The Company has three operating segments: Energy and Facilities Solutions, Energy Services, and Real Estate. The Company also formerly provided commercial construction services as a general contractor through its Construction Segment. The Construction Segment has been classified as a discontinued operation, and the historical operating results of the Segment have been reclassified to discontinued operations pursuant to SFAS No. 144. The table below exhibits selected financial data on a segment basis. Earnings (loss) from continuing operations before income taxes are total revenues of continuing operations less operating expenses of continuing operations, including depreciation and interest. Parent company expenses have not been allocated to the subsidiaries.

	Energy and
For the Quarter Ended	Facilities	Energy
October 31, 2004	Solutions	Services (1)	Real Estate	Parent	Eliminations	Consolidated
Revenues from unaffiliated customers	$940,084	$1,993,530	$4,295,227	$—	$—	$7,228,841
Interest and other income	—	11,125	73,542	8,121	(52,657)	40,131
Intersegment revenue	—	—	121,864	—	(121,864)	—

Total revenues from continuing operations	$940,084	$2,004,655	$4,490,633	$8,121	$(174,521)	$7,268,972

Earnings (loss) before income taxes from continuing operations	$(116,129)	$12,329	$1,929,120	$(999,917)	$85,250	$910,653

	Energy and
For the Quarter Ended	Facilities	Energy
October 31, 2003	Solutions	Services (1)	Real Estate	Parent	Eliminations	Consolidated
Revenues from unaffiliated customers	$716,480	$—	$1,924,403	$—	$—	$2,640,883
Interest and other income	—	—	50,826	59	—	50,885
Intersegment revenue	—	—	114,439	—	(114,439)	—

Total revenues from continuing operations	$716,480	$—	$2,089,668	$59	$(114,439)	$2,691,768

Earnings (loss) before income taxes from continuing operations	$(340,700)	$—	$83,184	$(576,489)	$(63,474)	$(897,479)

	Energy and
For the Six Months Ended	Facilities	Energy
October 31, 2004	Solutions	Services (1)	Real Estate	Parent	Eliminations	Consolidated
Revenues from unaffiliated customers	$1,830,295	$3,956,398	$6,323,607	$—	$—	$12,110,300
Interest and other income	—	11,125	149,071	15,206	(100,114)	75,288
Intersegment revenue	11,535	—	246,218	—	(257,753)	—

Total revenues from continuing operations	$1,841,830	$3,967,523	$6,718,896	$15,206	$(357,867)	$12,185,588

Earnings (loss) before income taxes from continuing operations	$(352,549)	$(258,049)	$1,494,841	$(1,784,329)	$116,823	$(783,263)

	Energy and
For the Six Months Ended	Facilities	Energy
October 31, 2003	Solutions	Services (1)	Real Estate	Parent	Eliminations	Consolidated
Revenues from unaffiliated customers	$1,375,284	$—	$3,944,019	$—	$—	$5,319,303
Interest and other income	—	—	68,118	1,365	—	69,483
Intersegment revenue	—	—	227,932	—	(227,932)	—

Total revenues from continuing operations	$1,375,284	$—	$4,240,069	$1,365	$(227,932)	$5,388,786

Earnings (loss) before income taxes from continuing operations	$(649,854)	$—	$187,971	$(1,254,895)	$(126,607)	$(1,843,385)

(1)	The Energy Services Segment was formed in December 2003.

NOTE 7. EARNINGS (LOSS) PER SHARE

     Basic earnings (loss) per share are computed by dividing net earnings (loss) by the weighted average shares outstanding during the reporting period. Diluted earnings per share are computed by giving effect to dilutive stock equivalents resulting from outstanding stock options. The dilutive effect on the number of common shares for the second quarter and six months of fiscal 2005 was 0 and 52 shares, respectively, and was 0 shares for both the second quarter and the first six months of fiscal 2004, respectively. Since the Company had a loss from continuing operations for the period in which there was a dilutive effect, all stock equivalents were antidilutive during that period, and therefore, are excluded when determining the diluted weighted average shares outstanding.

NOTE 8. GOODWILL AND OTHER INTANGIBLE ASSETS

     The gross carrying amounts and accumulated amortization for all of the Company’s intangible assets as of October 31, 2004, are as follows:

	October 31, 2004
	Gross Carrying	Accumulated
	Amount	Amortization
Amortized intangible assets:
Proprietary software solutions	$1,463,067	$438,694
Applications software	409,572	330,587
Real estate lease costs	1,771,537	715,629
Customer relationships	218,000	36,333
Deferred loan costs	826,015	513,029
Other	55,608	13,213

	$4,743,799	$2,047,485

Unamortized intangible assets:
Trademark	$708,707	$—

Goodwill	$5,383,014	$—

     Goodwill increased $384,772 from April 30, 2004, due to: (1) $331,457 from the acquisition of Building Performance Engineers, Inc. (see Note 11. “Acquisitions”); and (2) $53,315 in purchase price adjustments from prior acquisitions.

NOTE 9. MORTGAGE NOTES PAYABLE

     On July 8, 2004, the Company restructured the loan on the Company’s owned shopping center in Jacksonville, Florida. The Company paid the lender $1.5 million as payment in full of the Additional Interest Agreement, which was then terminated. The loan principal amount was reduced by $474,042. The restructured loan principal amount was $7.8 million; the loan bears interest at 6.125% and will be amortized until it matures on July 1, 2029, although the loan may be called by the lender for early repayment any time after July 1, 2011, upon thirteen months’ notice. As a result of the loan restructuring, the Company’s annual debt service payment was reduced by $299,448.

     The following table updates Footnote 7 “Mortgage Notes Payable and Leases” in the Company’s Annual Report on Form 10-K as of April 30, 2004, to reflect the restructuring of the loan mentioned above. The expected future minimum principal and interest payments on mortgage notes payable on the owned rental properties are as follows:

	Owned Rental Properties
	Mortgage Payments
Period ending April 30,	Principal	Interest
2005 (1)	$774,364	$1,457,961
2006	1,114,040	1,968,410
2007	1,171,418	1,877,927
2008	6,833,107	1,647,129
2009	767,885	1,282,956
Thereafter	17,007,471	9,667,560

	$27,668,285	$17,901,943

(1)	The amounts represent payments expected for the nine-month period from August 1, 2004, to April 30, 2005.

     The mortgage notes payable are due at various dates between January 1, 2008, and July 1, 2029, and bear interest at rates ranging from 6.125% to 9.25%.

     Management has determined that the restructuring of the loan mentioned above was a material modification of the original loan, and as a result, the Company recognized an expense relating to the extinguishment of debt in the amount of $218,071, as shown on the accompanying statement of operations. In conjunction with the restructured loan, the Company recorded $50,000 in deferred loan costs to be amortized over the life of the loan.

NOTE 10. COMMITMENTS AND CONTINGENCIES

     On September 20, 2002, the Company’s subsidiary, Abrams Properties, Inc. (“API”), filed a claim in the Superior Court of Cobb County, Georgia, against API’s former real estate asset manager, who subsequently made a demand against API for arbitration and filed a counterclaim. On December 1, 2004, the arbitrator made separate awards in favor of the claim and counterclaim, and as a result, API incurred a net liability in the amount of approximately $247,000, which is recorded in accrued expenses in the accompanying balance sheet, and of that amount, approximately $150,000 was expensed in the second quarter and first six months of fiscal 2005, as selling, general and administrative costs in the accompanying statements of operations.

     The Company is subject to various other legal proceedings and claims that arise in the ordinary course of business. While the resolution of these matters cannot be predicted with certainty, the

Company believes that the final outcome of these matters will not have a material adverse effect on the Company’s financial position or results of operations.

NOTE 11. ACQUISITIONS AND DISPOSITIONS

     On September 29, 2004, the Company closed on the sale of its Kmart leaseback interest in a shopping center in Minneapolis, Minnesota, for a price of $2.25 million, resulting in a pre-tax gain of approximately $2.2 million and net cash proceeds of approximately $2.2 million. The Company intends to use the proceeds from this sale as a source of funds for strategic acquisitions, for additional investments in income-producing properties and/or for other corporate purposes.

     On May 26, 2004, Servidyne Systems, LLC (“Servidyne”), an indirect wholly-owned subsidiary of the Company, acquired the operating business and assets of Building Performance Engineers, Inc. (“BPE”) for a purchase price of $356,406, in order to expand the Company’s capabilities in energy engineering and design. The consideration consisted of 21,126 newly-issued shares of the Company’s common stock, with a fair value of $94,906 at the date of acquisition, a note payable in the amount of $136,500, and cash of $125,000 (including direct acquisition expenses). The amount and type of consideration was determined by negotiation among the parties. The following table summarizes the estimated fair values of the assets acquired as of the date of acquisition:

	Assets
	Acquired from
	BPE	Estimated Life
Property, furniture and equipment, net	$8,727	3 years
Non-competes	16,222	2 years
Goodwill	331,457	Indefinite

Total assets acquired	$356,406

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

     The following table summarizes the results of the Company on a pro forma basis for the quarter and six months ended October 31, 2003, as if the acquisition of the assets and operating business of BPE in May 2004, the acquisition of the assets and operating business of The Wheatstone Energy Group, Inc., in December 2003, the acquisition of the assets and operating business of iTendant, Inc. in April 2004, and the acquisition of the professional medical office building in Douglasville, Georgia, in April 2004, had all occurred at the beginning of the second quarter and six months ended October 31, 2003. These results do not purport to represent what the results of operations for the Company would have actually been or to be indicative of the future results of operations of the Company (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2003	2003	2003	2003
	(As Reported)	(Pro Forma)	(As Reported)	(Pro Forma)
Revenues	$2,692	$4,483	$5,389	$8,812
Net loss	(1,057)	(1,401)	(2,005)	(2,829)
Net loss per share — basic and diluted	$(0.36)	$(0.44)	$(0.69)	$(0.97)

NOTE 12. SUBSEQUENT EVENT

     The Company has entered into a contract to sell its shopping center located in Jackson, Michigan, at a gain. The contract specifies a closing date in December 2004. The contract is subject to customary conditions, and there can be no assurance that the contract will close.

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

     The Company’s fiscal year 2005 will end April 30, 2005.

Changes in CONSOLIDATED BALANCE SHEETS between April 30, 2004, and October 31, 2004

     Net accounts receivable increased by $584,276, primarily as a result of timing of the submission and payment of invoices for work performed.

     Assets of discontinued operations decreased by $3,881,464, primarily as a result of the cessation of operations of the Construction Segment, and the collection of receivables related to construction work performed in prior periods.

     Current deferred income tax assets increased by $633,478, reflecting the net operating loss carryforwards that the Company expects to utilize this fiscal year.

     Goodwill increased by $384,772, primarily due to the acquisition of the operating business and assets of Building Performance Engineers, Inc.

     Trade and subcontractor accounts payable increased by $711,863, primarily due to the timing and submission of invoices for work performed.

     Liabilities of discontinued operations decreased by $2,223,020, primarily as a result of the cessation of operations of the Construction Segment, and the payment of invoices to subcontractors for construction work performed in prior periods.

     Other long-term liabilities decreased by $2,855,762 and mortgage notes payable increased by $830,620, primarily due to the restructuring of the loan on the Company’s owned shopping center located in Jacksonville, Florida (See “Liquidity and Capital Resources”).

Results of operations of the second quarter and first six months of fiscal 2005, compared to the second quarter and first six months of fiscal 2004

REVENUES From Continuing Operations

     For the second quarter of fiscal 2005, consolidated revenues from continuing operations, including interest income and other income, and net of intersegment eliminations, were $7,268,972, compared to $2,691,768 for the second quarter of fiscal 2004, an increase of 170%. For the first six months of fiscal 2005, consolidated revenues from continuing operations were $12,185,588, compared to $5,388,786 for the first six months of fiscal 2004, an increase of 126%.

     The figures in Chart A are segment revenues from continuing operations, net of intersegment eliminations, and do not include interest income or other income.

CHART A
REVENUES FROM CONTINUING OPERATIONS BY SEGMENT
(Dollars in Thousands)

	Second Quarter Ended				Six Months Ended
	October 31,				October 31,
			Amount	Percent			Amount	Percent
	2004	2003	Increase	Increase	2004	2003	Increase	Increase
Energy and Facilities Solutions (1)	$940	$716	$224	31	$1,830	$1,375	$455	33
Energy Services (2)	1,994	—	1,994	—	3,956	—	3,956	—
Real Estate (3)	4,295	1,924	2,371	123	6,324	3,944	2,380	60

	$7,229	$2,640	$4,589	174	$12,110	$5,319	$6,791	128

NOTES TO CHART A

(1)	Revenues for the Energy and Facilities Solutions Segment increased 31% for the second quarter and 33% for the first six months of fiscal 2005 compared to the same periods in fiscal 2004, primarily due to: (1) an increase in revenues of approximately $238,000 in the second quarter and $370,000 for the first six months of fiscal 2005 derived from contributions from the business and assets of iTendant, Inc. and Building Performance Engineers, Inc., which were acquired in April 2004 and May 2004, respectively; and (2) an increase in revenues from existing customers of approximately $85,000 for the first six months of fiscal 2005.

(2)	The Energy Services Segment was formed in December 2003.

(3)	Real Estate Segment revenues increased 123% for the second quarter of fiscal 2005 compared to the same period in fiscal 2004, primarily due to: (a) the sale the Company’s Kmart leaseback interest in a shopping center in Minneapolis, Minnesota, for $2,250,000; (b) an increase in rental revenues of approximately $154,000 related to the acquisition of the professional medical office building in Douglasville, Georgia, in April 2004; and (c) a net increase in rental revenues of approximately $69,000 from new tenants; offset by (d) a decrease in leaseback income of approximately $64,000 related to another Kmart leaseback that was assigned by the Company in October 2003 to the fee owner; and (e) a decrease in leaseback income of approximately $30,000 related to the sale in September 2004 mentioned in (a) above.

The increase in Real Estate Segment revenues for the first six months of fiscal 2005 compared to the same period in fiscal 2004 is primarily due to: (f) the sale of the Company’s Kmart leaseback mentioned in (a) above; (g) an increase in rental revenues of approximately $308,000 related to the Company’s acquisition mentioned in (b) above; (h) a net increase in rental revenues of approximately $61,000 from new tenants; offset by (i) a decrease in leaseback income of approximately $128,000 related to the Kmart leaseback that was assigned by the Company in October 2003 to the fee owner; (j) a decrease in leaseback income of approximately $30,000 related to the sale in September 2004 mentioned in (a) above; and (k) a decrease in contingent rental revenues of approximately $51,000, which are payable only if actual tenant sales exceed targeted amounts. Pursuant to SFAS No. 144, Real Estate Segment revenues for all periods presented do not include rental revenues generated by certain owned income-producing properties which have been sold; such revenues have been reclassified to discontinued operations.

     The following table indicates the backlog of contracts and rental income for the next twelve months, by industry segment.

	October 31,
	2004	2003
Energy and Facilities Solutions (i)	$740,000	$664,000
Energy Services (ii)	4,396,000	—
Real Estate (iii)	7,606,000	6,954,000
Less: Intersegment eliminations (iv)	(524,000)	(442,000)

Total Backlog	$12,218,000	$7,176,000

(i)	The increase in backlog is primarily the result of the acquisitions of the operating business and assets of iTendant, Inc. and Building Performance Engineers, Inc. in April 2004 and May 2004, respectively. Revenues from contracts that can be cancelled with less than one year’s notice are not included in backlog. As of October 31, 2004, and October 31, 2003, such contracts not included in backlog totaled $1.35 million and $1.09 million, respectively, in potential revenue over the ensuing twelve months, assuming cancellation provisions were not invoked.

(ii)	The Energy Services Segment was formed in December 2003.

(iii)	Included in Real Estate backlog at October 31, 2004, is approximately $493,000 related to rental income from the Company’s acquisition of the professional medical office building in Douglasville, Georgia, in April 2004. Revenues from any contract in which the prospective buyer is not materially at risk are not included in backlog. As of October 31, 2004, backlog does not include the Company's contract to sell its shopping center located in Jackson, Michigan. See Note 12 to the consolidated financial statements. Backlog also does not include a contract, which has been executed, to sell an outparcel at a gain in North Fort Myers, Florida.

(iv)	The intersegment eliminations reported include intercompany rent of approximately $524,000 and $442,000, as of October 31, 2004, and October 31, 2003, respectively.

COSTS AND EXPENSES APPLICABLE TO REVENUES
From Continuing Operations

     As a percentage of total segment revenues from continuing operations (See Chart A), the total applicable costs and expenses (See Chart B) were 47% and 64% for the second quarters of fiscal 2005 and 2004, respectively, and 56% and 62% for the first six months of fiscal 2005 and 2004, respectively. In reviewing Chart B, the reader should recognize that the volume of revenues generally will affect the amounts and percentages.

     The figures in Chart B are net of intersegment eliminations.

CHART B
COSTS AND EXPENSES APPLICABLE TO REVENUES
FROM CONTINUING OPERATIONS BY SEGMENT
(Dollars in Thousands)

			Percent of Segment				Percent of Segment
			Revenues for				Revenues for
	Second Quarter Ended		Second Quarter Ended		Six Months Ended		Six Months Ended
	October 31,		October 31,		October 31,		October 31,
	2004	2003	2004	2003	2004	2003	2004	2003
Energy and Facilities Solutions (1)	$553	$419	59	59	$1,034	$823	57	60
Energy Services (2)	1,378	—	69	—	2,860	—	72	—
Real Estate (3)	1,444	1,261	34	66	2,857	2,470	45	63

	$3,375	$1,680	47	64	$6,751	$3,293	56	62

NOTES TO CHART B

(1)	The increase in the dollar amount for the second quarter and for the first six months of fiscal 2005, compared to the same periods in fiscal 2004, is directly related to the increase in revenues. The decrease in the percentage of costs and expenses applicable to revenues from continuing operations of the Energy and Facilities Solutions Segment for the first six months of fiscal 2005, compared to the same period in fiscal 2004, is primarily a result of the change in the mix of services and products.

(2)	The Energy Services Segment was formed in December 2003.

(3)	The decrease in the percentage of costs and expenses applicable to the Real Estate Segment’s revenues for the second quarter and for the first six months of fiscal 2005, compared to the same periods in fiscal 2004, is primarily due to the increased revenues that resulted from the sale of the Company’s Kmart leaseback interest in the shopping center in Minneapolis, Minnesota. The cost of the sale of the leaseback interest was $42,115. The increase in the dollar amount for the second quarter and for the first six months of fiscal 2005, compared to the same periods in fiscal 2004, is primarily due to: (a) rental operating costs and expenses of approximately $145,000 in the second quarter and $284,000 in the first six months of fiscal 2005 generated by the Company’s professional medical office building located in Douglasville, Georgia, which was acquired in April 2004; (b) an increase in common area maintenance and other operating expenses of approximately $96,000 in the second quarter and $127,000 in the first six months of fiscal 2005; offset by (c) a decrease in lease costs of approximately $61,000 in the second quarter and $119,000 in the first six months of fiscal 2005, as the result of the Company’s assignment of another Kmart leaseback interest to the fee owner in October 2003. Pursuant to SFAS No. 144, costs and expenses for all periods presented do not include the costs and expenses of certain owned income-producing properties that have been sold, and do not include the costs of sale of these properties; those costs and expenses have been reclassified to discontinued operations.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
From Continuing Operations

     For the second quarters of fiscal 2005 and 2004, total selling, general and administrative expenses (“SG&A”) from continuing operations, net of intersegment eliminations, were $2,432,459 and $1,307,462, respectively. As a percentage of consolidated revenues from continuing operations, these expenses were 34% and 50% for the second quarters of fiscal 2005 and 2004, respectively. For the first six months of fiscal 2005 and 2004, total SG&A expenses from continuing operations, net of intersegment eliminations, were $4,813,282 and $2,725,498, respectively. As a percentage of consolidated revenues from continuing operations, these expenses were 40% and 51% for the first six months of fiscal 2005 and 2004, respectively. In reviewing Chart C, the reader should recognize that the level of revenues generally will affect the amounts and percentages. The percentages in Chart C are based upon expenses as they relate to segment revenues from continuing operations (Chart A), except that parent and total expenses relate to consolidated revenues from continuing operations.

CHART C
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
FROM CONTINUING OPERATIONS BY SEGMENT
(Dollars in Thousands)

			Percent of Segment				Percent of Segment
			Revenues for				Revenues for
	Second Quarter Ended		Second Quarter Ended		Six Months Ended		Six Months Ended
	October 31,		October 31,		October 31,		October 31,
	2004	2003	2004	2003	2004	2003	2004	2003
Energy and Facilities Solutions (1)	$460	$638	49	89	$1,099	$1,202	60	87
Energy Services (2)	482	—	24	—	1,122	—	28	—
Real Estate (3)	586	143	14	7	992	368	16	9
Parent (4)	904	526	13	20	1,601	1,156	13	22

	$2,432	$1,307	34	50	$4,814	$2,726	40	51

NOTES TO CHART C

(1)	SG&A expenses for the Energy and Facilities Solutions Segment were lower on a dollar basis and percentage basis primarily due to: (1) a decrease in consulting fees of approximately $20,000 and $97,000 in the second quarter and first six months of fiscal 2005, respectively; (2) a decrease in rent expense of approximately $39,000 and $53,000 in the second quarter and first six months of fiscal 2005, respectively; and (3) a decrease in personnel related costs of approximately $57,000 in the second quarter of fiscal 2005.

(2)	The Energy Services Segment was formed in December 2003.

(3)	On a dollar and percentage basis, SG&A expenses for the Real Estate Segment were higher for the second quarter and first six months of fiscal 2005, compared to the same periods in 2004, primarily due to: (a) an expense of $150,011 for the December 2004 arbitration settlement, which is discussed elsewhere; (b) an increase in personnel and personnel costs of approximately $84,000 in the second quarter and $178,000 in the first six months of fiscal 2005; and (c) an increase in legal, professional, and consulting fees of approximately $160,000 in the second quarter and $210,000 for the first six months of fiscal 2005. SG&A expenses for all periods presented do not include SG&A expenses of certain owned income-producing properties that have been sold. These expenses have been reclassified as discontinued operations.

(4)	On a percentage basis SG&A expenses were lower due to the increase in revenues. On a dollar basis, SG&A expenses were higher for the second quarter and first six months of fiscal 2005, compared to the same periods in 2004, primarily due to an increase in personnel costs of approximately $300,000 in the second quarter and $336,000 for the first six months of fiscal 2005.

Liquidity and capital resources

     Between April 30, 2004, and October 31, 2004, working capital decreased by $3,570,023, primarily due to: (1) cash of approximately $2.0 million utilized in the restructuring of the loan related to the Company’s owned shopping center in Jacksonville, Florida; (2) cash payments of the regular and special dividends totaling approximately $770,000; and (3) cash of approximately $340,000 for leasehold improvements related to both the Energy and Facilities Solutions Segment and Energy Services Segment relocating their main offices to the corporate headquarters building. Operating activities provided cash of $850,798, primarily due to: (1) the sale of the Company’s Kmart leaseback interest in a shopping center in Minneapolis, Minnesota; (2) an increase in trade and subcontractor accounts and billings in excess of costs and earnings from continuing operations; offset by (3) a net increase in accounts receivable from continuing operations. Investing activities used cash of $1,085,770, primarily due to: (1) additions to property and equipment, related to the leasehold improvements to the corporate headquarters building mentioned above; (2) additions to income-producing properties and intangible assets; and (3) the acquisition of the operating business and assets of Building Performance Engineers, Inc. Financing activities used cash of $3,360,866, primarily due to: (1) the payment related to the restructuring of the loan on the Company’s owned shopping center in Jacksonville, Florida; (2) scheduled principal payments of mortgage notes and other debt obligations; and (3) the payments of the regular and special dividends. Discontinued operations provided cash of $1,580,424 primarily due to a liquidation of accounts receivable offset by payoffs of trade and subcontractor accounts in the Construction Segment.

     Except for certain real estate construction loans and occasional short-term operating loans, the Company generally has been able to finance its working capital needs through funds generated internally. If adequate funds are not generated through normal operations or from the sales of real estate, the Company has an available bank line of credit. In conjunction with the Company’s discontinuation of its role as a multi-purpose general contractor, the line of credit, which previously provided for $7 million in commitments, was renewed in October 2004 in the amount of $4 million, of which $150,000 is restricted as it secures a letter of credit. The line of credit bears interest at the prime rate or LIBOR plus 2%, and has a commitment fee of 0.375% on any unused portion. The bank line of credit expires on January 31, 2005. There can be no assurance that the bank line of credit will be renewed.

     In October 2004, the Company sold its Kmart leaseback interest in a shopping center in Minneapolis, Minnesota, for a price of $2.25 million. The transaction generated cash proceeds of approximately $2.2 million. The Company intends to use the proceeds from this transaction as a source of funds for strategic acquisitions, for additional investments in income-producing properties and/or for other corporate purposes.

     The Company has entered into a contract to sell its shopping center located in Jackson, Michigan, at a gain. The contract specifies a closing date in December 2004. The contract is subject to customary conditions, and there can be no assurance that the contract will close.

     The Company anticipates that its equity, line of credit, potential proceeds from sales of real estate, potential cash flow provided by financing or refinancing of debt obligations, and cash flow generated from operations will, for the foreseeable future, provide adequate liquidity and financial flexibility to meet the Company’s needs to fund working capital, capital expenditures, and investment activities.

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

     The Company is at risk for many other matters beyond its control, including, but not limited to: the possible impact, if any, on the ultimate disposition of legal proceedings in which the Company is involved, including the matters described in previous SEC reports; the potential loss of significant customers; co-tenancy provisions in anchor tenant leases; the Company’s ability to sell or refinance its real estate; the possibility of not achieving projected backlog revenues or not realizing earnings from such revenues; the cost and availability of insurance; the ability of the Company to attract and retain key personnel; weather conditions; changes in laws and regulations, including changes in accounting standards, generally accepted accounting principles, and regulatory requirements of the SEC and NASDAQ; overall vacancy rates in markets where the Company leases retail and office space; overall capital spending trends in the economy; the timing and amount of earnings recognition related to the possible sale of real estate properties held for sale; delays in or cancellations of customers’ orders; the level and volatility of interest rates; the level and volatility of energy prices; the failure of a subcontractor to perform; and the deterioration in the financial stability of an anchor tenant, significant subcontractor or other significant customer.

Critical Accounting Policies

     A critical accounting policy is one that is both important to the portrayal of a Company’s financial position and results of operations, and requires the Company to make estimates and assumptions in certain circumstances that affect the amounts reported in the accompanying consolidated financial statements and related notes. In preparing these financial statements, the Company has made its best estimates and used its best judgments regarding certain amounts included in the financial statements, giving due consideration to materiality. The application of these accounting policies involves the exercise of judgment and the use of assumptions regarding future uncertainties, and as a result, actual results could differ from those estimates. Summaries of the Company’s accounting policies that management believes are the most critical are as follows:

Revenue recognition

     Energy and facilities solutions revenues primarily consist of services and product sales. Revenues are recognized as services are rendered, and depending upon the product type and customer agreement, product sales are recognized either when products are shipped or when products are delivered.

     Energy services revenues are reported on the percentage-of-completion method, using costs incurred to-date in relation to estimated total costs of the contracts to measure the stage of completion. Original contract prices are adjusted for cumulative effects of changes in estimated total contract costs and revenues (change orders) in the amounts that are reasonably estimated based on the Company’s historical experience. The change orders are recorded in the period in which the facts requiring such revisions become known, and are accounted for using the percentage-of-completion method. At the time it is determined that a contract is expected to result in a loss, the entire estimated loss is recorded.

     The Company leases space in its income-producing properties to tenants, and recognizes minimum base rentals as revenue on a straight-line basis over the lease terms. Tenants may also be required to pay additional rental amounts as partial reimbursements of property operating and common area expenses which are recognized when earned. In addition, certain tenants are required to pay incremental rental amounts, which are contingent on their store sales. These percentage rents are recognized only as earned.

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

     Interest and other carrying costs related to real estate assets under development are capitalized. Costs of development and construction of real estate assets are also capitalized. Capitalization of interest and other carrying costs is discontinued when a development project is substantially completed or if active development ceases.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     On July 8, 2004, the Company restructured the loan on the Company’s owned shopping center in Jacksonville, Florida. The Company paid the lender $1.5 million as payment in full of the Additional Interest Agreement, which was then terminated. The restructured loan has a principal amount of $7.8 million, bears interest at 6.125%, and matures on July 1, 2029, but may be called by the lender after July 1, 2011, with thirteen months’ notice. Refer to the Company’s Quarterly Report on Form 10Q as of July 31, 2004, which updates the information related to the Company’s market risk sensitive debt instruments as of April 30, 2004.

     In conjunction with the Company’s discontinuation of its role as a multi-purpose general contractor, the line of credit, which previously provided for $7 million in commitments, was renewed in October 2004 in the amount of $4 million, of which $150,000 is restricted as it secures a letter of credit. The line of credit bears interest at the prime rate or LIBOR plus 2%, and has a commitment fee of 0.375% on any unused portion. The bank line of credit expires on January 31, 2005. There can be no assurance that the bank line of credit will be renewed.

     There have been no other material changes since April 30, 2004, except as discussed above. Refer to the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2004, for detailed disclosures about quantitative and qualitative disclosures about market risk.

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

     Based on management’s evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective, as of the end of the period covered by this report, to provide reasonable assurance that the objectives of disclosure controls and procedures were met.

     There was no change in the Company’s internal controls over financial reporting that occurred during the period covered by this quarterly report on Form 10-Q that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

     The Company continues to integrate and standardize internal accounting systems across subsidiaries in an effort to prepare for Sarbanes-Oxley Section 404, which becomes effective for the Company April 30, 2006.

PART II. OTHER INFORMATION

ITEM 3. LEGAL PROCEEDINGS

     On September 20, 2002, the Company’s subsidiary, Abrams Properties, Inc. (“API”), filed a claim in the Superior Court of Cobb County, Georgia, against API’s former real estate asset manager, who subsequently made a demand against API for arbitration and filed a counterclaim. On December 1, 2004, the arbitrator made separate awards in favor of the claim and counterclaim, and as a result, API incurred a net liability in the amount of approximately $247,000, which is recorded in accrued expenses in the accompanying balance sheet, and of that amount, approximately $150,000 was expensed in the second quarter and first six months of fiscal 2005, as selling, general and administrative expenses in the accompanying statements of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     At the Company’s Annual Meeting of Shareholders, held on August 25, 2004, the shareholders voted upon and approved the nominees for the Board of Directors. The voting was as follows:

Directors	Votes For	Votes Withheld
Alan R. Abrams	2,887,899	76,285
David L. Abrams	2,887,899	76,285
J. Andrew Abrams	2,887,899	76,285
Samuel E. Allen	2,911,079	53,105
Gilbert L. Danielson	2,910,979	53,205
Melinda S. Garrett	2,887,799	76,385
Robert T. McWhinney, Jr.	2,910,979	53,205
Felker W. Ward, Jr.	2,887,899	76,285

ITEM 6. EXHIBITS

31(a)	Certification of Chief Executive Officer, pursuant Rules 13a-14(a)/15d-14(a)

31(b)	Certification of Chief Financial Officer, pursuant Rules 13a-14(a)/15d-14(a)

32(a)	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes Oxley Act 2002

32(b)	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes Oxley Act 2002

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ABRAMS INDUSTRIES, INC.

(Registrant)

Date: December 15, 2004	/s/ Alan R. Abrams

Alan R. Abrams Chief Executive Officer

Date: December 15, 2004	/s/ Mark J. Thomas

Mark J. Thomas Chief Financial Officer