Form 10-Q
period 2005-01-31
ABRAMS INDUSTRIES INC
filed 2005-03-17
CIK 1923

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q
QUARTERLY REPORT

Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934

For the quarter ended January 31, 2005

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

Yes ☐            No ☑

The number of shares of $1.00 par value Common Stock of the Registrant outstanding as of February 28, 2005, was 3,207,613.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ABRAMS INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	January 31, 2005	April 30, 2004
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$3,507,233	$6,379,679
Short-term investment	—	200,000
Receivables (Note 4)	1,751,869	1,785,411
Less: Allowance for doubtful accounts	(112,772)	(48,512)
Assets of discontinued operations (Note 5)	161,835	4,296,642
Real estate held for sale	2,595,493	—
Costs and earnings in excess of billings	341,446	481,480
Deferred income taxes	613,916	623,001
Other	851,197	634,700

Total current assets	9,710,217	14,352,401

INCOME-PRODUCING PROPERTIES, net	26,666,580	27,078,380
PROPERTY AND EQUIPMENT, net	850,074	605,967
OTHER ASSETS:
Real estate held for future development or sale	3,692,731	6,593,317
Intangible assets, net (Note 8)	3,326,090	3,479,744
Goodwill (Note 8)	5,458,717	4,998,242
Investment held to maturity	2,000,000	2,000,000
Other	3,159,645	2,767,968

	$54,864,054	$61,876,019

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Trade and subcontractors payables	$977,454	$965,610
Accrued expenses	2,145,848	1,928,423
Liabilities of discontinued operations (Note 5)	214,084	2,859,927
Billings in excess of costs and earnings	287,116	98,439
Current maturities of long-term debt	1,235,790	1,292,669

Total current liabilities	4,860,292	7,145,068

DEFERRED INCOME TAXES	2,054,188	2,677,141
OTHER LIABILITIES	1,572,119	4,644,630
MORTGAGE NOTES PAYABLE, less current maturities (Note 9)	26,060,687	25,509,868
OTHER LONG-TERM DEBT, less current maturities	1,914,501	1,901,785

Total liabilities	36,461,787	41,878,492

COMMITMENTS AND CONTINGENCIES (Note 10)

SHAREHOLDERS’ EQUITY:
Common stock, $1 par value; 5,000,000 shares authorized; 3,355,901 issued and 3,207,913 outstanding in January 2005, 3,327,628 issued and 3,180,340 outstanding in April 2004	3,355,901	3,327,628
Additional paid-in capital	3,061,080	2,963,874
Deferred stock compensation	(14,548)	(26,855)
Retained earnings	12,682,536	14,412,663
Treasury stock, common shares, 147,988 in January 2005 and 147,288 in April 2004	(682,702)	(679,783)

Total shareholders’ equity	18,402,267	19,997,527

	$54,864,054	$61,876,019

See accompanying notes to consolidated financial statements.

ABRAMS INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	THIRD QUARTER		FIRST NINE MONTHS
	ENDED JANUARY 31,		ENDED JANUARY 31,
	2005	2004	2005	2004
REVENUES:
Energy and facilities solutions	$839,864	$756,981	$2,670,159	$2,132,265
Energy services	2,478,420	546,744	6,434,818	546,744
Rental income	1,783,994	1,697,211	7,780,719	5,320,330
Real estate sales	515,000	—	515,000	—

	5,617,278	3,000,936	17,400,696	7,999,339

Interest	20,706	(496)	59,608	6,512
Other	6,635	23,328	42,699	85,198

	5,644,619	3,023,768	17,503,003	8,091,049

COSTS AND EXPENSES:
Energy and facilities solutions	466,942	383,263	1,500,700	1,205,870
Energy services	1,668,661	369,192	4,528,388	369,192
Rental property operating expenses, excluding interest	1,243,659	1,103,703	3,955,443	3,418,036
Cost of real estate sold	323,874	—	323,874	—

	3,703,136	1,856,158	10,308,405	4,993,098

Selling, general and administrative
Energy and facilities solutions	621,510	487,378	1,720,473	1,689,134
Energy services	494,414	244,388	1,616,105	244,388
Real estate	188,731	217,900	1,178,138	582,404
Parent	626,969	393,445	2,227,691	1,549,549

	1,931,624	1,343,111	6,742,407	4,065,475

Extinguishment of debt (Note 9)	—	—	218,071	—
Interest costs incurred	545,070	610,113	1,731,578	1,824,288

	6,179,830	3,809,382	19,000,461	10,882,861

LOSS BEFORE INCOME TAXES FROM CONTINUING OPERATIONS	(535,211)	(785,614)	(1,497,458)	(2,791,812)
INCOME TAX BENEFIT	(253,343)	(266,000)	(598,528)	(943,000)

LOSS FROM CONTINUING OPERATIONS	(281,868)	(519,614)	(898,930)	(1,848,812)

DISCONTINUED OPERATIONS (Note 5):
Earnings (loss) from discontinued operations, net of income tax expense (benefit) of $27,293, ($167,000), $55,114 and ($485,000), respectively	33,628	(363,567)	66,576	(1,039,471)

EARNINGS (LOSS) FROM DISCONTINUED OPERATIONS	33,628	(363,567)	66,576	(1,039,471)

NET LOSS	$(248,240)	$(883,181)	$(832,354)	$(2,888,283)

NET EARNINGS (LOSS) PER SHARE — BASIC AND DILUTED (Note 7):
From continuing operations	$(.09)	$(.18)	$(.28)	$(.63)
From discontinued operations	$.01	$(.12)	$.02	$(.35)

NET EARNINGS (LOSS) PER SHARE — BASIC AND DILUTED	$(.08)	$(.30)	$(.26)	$(.98)

DIVIDENDS PER SHARE	$0.04	$0.04	$0.28	$0.12

WEIGHTED AVERAGE SHARES OUTSTANDING — BASIC AND DILUTED	3,207,913	2,980,878	3,204,061	2,936,438

See accompanying notes to consolidated financial statements.

ABRAMS INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(UNAUDITED)

	Common Stock		Additional	Deferred
			Paid-In	Stock	Retained	Treasury
	Shares	Amount	Capital	Compensation	Earnings	Stock	Total
BALANCES at April 30, 2002	3,054,439	$3,054,439	$2,135,005	$(12,744)	$18,273,853	$(671,677)	$22,778,876
Net loss	—	—	—	—	(1,073,524)	—	(1,073,524)
Common stock acquired	—	—	—	—	—	(2,270)	(2,270)
Common stock issued	5,800	5,800	18,500	(24,300)	—	—	—
Stock compensation expense	—	—	—	20,446	—	—	20,446
Cash dividends declared - $.16 per share	—	—	—	—	(465,576)	—	(465,576)

BALANCES at April 30, 2003	3,060,239	3,060,239	2,153,505	(16,598)	16,734,753	(673,947)	21,257,952

Net loss	—	—	—	—	(1,850,126)	—	(1,850,126)
Common stock acquired	—	—	—	—	—	(5,836)	(5,836)
Common stock issued	267,389	267,389	810,369	(41,700)	—	—	1,036,058
Stock compensation expense	—	—	—	31,443	—	—	31,443
Cash dividends declared -							—
$.16 per share	—	—	—	—	(471,964)	—	(471,964)

BALANCES at April 30, 2004	3,327,628	3,327,628	2,963,874	(26,855)	14,412,663	(679,783)	19,997,527

Net loss	—	—	—	—	(832,354)	—	(832,354)
Common stock acquired	—	—	—	—	—	(2,919)	(2,919)
Common stock issued	28,273	28,273	97,206	(30,573)	—	—	94,906
Stock compensation expense	—	—	—	42,880	—	—	42,880
Cash dividends declared -							—
$.28 per share	—	—	—	—	(897,773)	—	(897,773)

BALANCES at January 31, 2005	3,355,901	$3,355,901	$3,061,080	$(14,548)	$12,682,536	$(682,702)	$18,402,267

See accompanying notes to consolidated financial statements.

ABRAMS INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	NINE MONTHS ENDED JANUARY 31,
	2005	2004
Cash flows from operating activities:
Net loss	$(832,354)	$(2,888,283)
(Income) loss from discontinued operations, net of tax	(66,576)	1,039,471
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on sale of real estate, net of tax	(118,499)	—
Depreciation and amortization	1,520,807	780,063
Deferred tax benefit	(613,868)	(1,030,922)
Provision for (recovery of) doubtful accounts, net	52,298	(9,955)
Extinguishment of debt	218,071	—
Changes in assets and liabilities, net of effect of acquisition:
Receivables, net	33,592	402,882
Costs and earnings in excess of billings	140,034	—
Other current assets	(216,497)	(202,382)
Other assets	(391,677)	(121,346)
Trade and subcontractors payable	282,921	(324,050)
Accrued expenses	(251,166)	132,399
Billings in excess of costs and earnings	188,677	—
Other liabilities	13,336	48,865

Net cash used in operating activities	(40,901)	(2,173,258)

Cash flows from investing activities:
Proceeds from sale of real estate held for future development or sale	515,000	—
Proceeds from maturity of short-term investment	200,000	—
Additions to income-producing properties, net	(416,615)	(154,296)
Additions to property and equipment, net	(450,482)	(22,658)
Additions to intangible assets, net	(380,683)	(57,975)
Acquisition, net of cash acquired	(183,224)	—
Repayments received on notes receivable	—	66,147

Net cash used in investing activities	(716,004)	(168,782)

Cash flows from financing activities:
Debt repayments	(867,284)	(520,230)
Mortgage repayment	(1,974,042)	—
Deferred loan costs paid	(50,000)	—
Cash dividends	(897,773)	(233,144)

Net cash used in financing activities	(3,789,099)	(753,374)

Cash flows from discontinued operations:
Operating activities	1,673,558	1,629,204
Mortgage repayments	—	(525,663)

Net cash provided by discontinued operations	1,673,558	1,103,541

Net decrease in cash and cash equivalents	(2,872,446)	(1,991,873)
Cash and cash equivalents at beginning of period	6,379,679	5,157,639

Cash and cash equivalents at end of period	$3,507,233	$3,165,766

Supplemental disclosure of non-cash financing activities:
Issuance of common stock under Stock Award Plan	$7,500	$41,700

See accompanying notes to consolidated financial statements.

ABRAMS INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2005, AND APRIL 30, 2004
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

     Certain reclassifications have been made to the fiscal 2004 consolidated financial statements to conform to classification adopted in the fiscal 2005.

NOTE 3. SIGNIFICANT ACCOUNTING POLICIES

     As of October 31, 2004, the Company elected to early adopt EITF 03-13 issued by Emerging Issues Task Force, Applying the Conditions in Paragraph 42 of FASB Statement No. 144 in Determining Whether to Report Discontinued Operations. During its fiscal year ended April 30, 2004, the Company made the decision to discontinue its operations as a general contractor, and pursuant to this decision, all general contracting operating activities have ceased. The Construction Segment has been classified as a discontinued operation, and the historical assets, liabilities, operating results and cash flows of the Segment have been reclassified to discontinued operations pursuant to SFAS No. 144.

     In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (“SFAS”) No. 123(R) which replaces SFAS No. 123, Accounting for Stock-Based Compensation, and supercedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. SFAS No. 123(R) applies to all transactions involving the issuance, by the Company, of its own equity securities (stock, stock options, or other equity instruments) in exchange for goods or services, including employee services. It requires that all stock option awards to employees be expensed by the Company over any related vesting period. The Company will apply this standard on a modified prospective method. Under this method, the Company records compensation expense for all awards it grants after the date it adopts the standard. In addition, the Company is required to record compensation expense for the unvested portion of the previously granted awards that remain outstanding at the date of adoption. SFAS No. 123(R) is effective for the Company as of the beginning of the first interim period that begins after June 15, 2005. The adoption of this statement is not expected to have a material effect on the Company’s financial position or results of operations.

     As of January 31, 2003, the Company adopted the fair value disclosure provisions of SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure.” Under SFAS No. 148, the Company is required to disclose the effects on reported net earnings (loss) with respect to stock-based compensation.

     For purposes of the required pro forma disclosures, the Company has computed the value of all stock option awards granted for the third quarter and for the nine months ended January 31, 2005, and January 31, 2004, using the Black-Scholes option pricing model.

     Options to purchase 720,492 shares were outstanding at January 31, 2005, of which 560,028 options were vested. No stock options or shares of restricted stock were granted in the third quarter ended January 31, 2005, and 84,900 stock options and 7,500 shares of restricted stock were granted in the nine months ended January 31, 2005. The Company granted 186,000 stock options and 10,000 shares of restricted stock in the third quarter and in the nine months ended January 31, 2004. The number of options forfeited in the third quarter and nine months ended January 31, 2005, was 2,000 and 62,000, respectively, and 26,294 and 237,294 for the third quarter and nine months ended January 31, 2004, respectively. There were 6,592 stock options outstanding that were “in-the-money” as of January 31, 2005.

     If the Company had accounted for its stock-based compensation awards in accordance with SFAS No. 123, pro forma results would have been as follows:

	Quarter		Nine Months
	Ended January 31,		Ended January 31,
	2005	2004	2005	2004

Net loss, as reported	$(248,240)	$(883,181)	$(832,354)	$(2,888,283)
Deduct: Total stock-based compensation expense as determined under fair value based method for all awards, net of related tax effects	(18,898)	(36,319)	(91,886)	(109,441)
Add: Forfeitures, net of related tax effects	1,128	11,172	33,558	121,988

Pro forma net loss	$(266,010)	$(908,328)	$(890,682)	$(2,875,736)

Net loss per share:
Basic and diluted — as reported	$(0.08)	$(0.30)	$(0.26)	$(0.98)

Basic and diluted — pro forma	$(0.08)	$(0.30)	$(0.28)	$(0.98)

NOTE 4. RECEIVABLES

     All net contract and trade receivables are expected to be collected within one year.

NOTE 5. DISCONTINUED OPERATIONS

     The Company is in the business of creating long-term value by periodically realizing gains through the sale of existing real estate assets, and then redeploying its capital by reinvesting the proceeds from such sales. Effective May 1, 2002, the Company adopted SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which requires, among other things, that the operating results of certain income-producing assets, sold subsequent to April 30, 2002, be included in discontinued operations in the statements of operations for all periods presented. The Company classifies an asset as held for sale when the asset is under a binding sales contract with minimal contingencies, and the prospective buyer is materially at risk if the buyer fails to complete the transaction. However, each potential transaction is evaluated based on its separate facts and circumstances. Pursuant to this criteria, as of January 31, 2005, the Company classified its shopping center located in Cincinnati, Ohio, as held for sale. As such, the financial statements have been prepared with the results of operations and cash flows related to the shopping center now shown as discontinued operations. This sale of the shopping center subsequently closed in February 2005. See Note 12 to the consolidated financial statements. There were no other assets classified as held for sale as of January 31, 2005.

     During its fiscal year ended April 30, 2004, the Company made the decision to discontinue its operations as a general contractor, and pursuant to this decision, all general contracting operating activities have ceased. The Construction Segment has been classified as a discontinued operation, and the historical assets, liabilities, operating results and cash flows of the Segment have been reclassified to discontinued operations pursuant to SFAS No. 144.

     On March 12, 2004, the Company sold its shopping center located in North Fort Myers, Florida, and recognized a pretax gain of approximately $4.0 million. As a result of this transaction, the Company’s financial statements have been prepared with the results of operations and cash flows related to the North Fort Myers shopping center shown as discontinued operations.

     Summarized financial information for discontinued operations is as follows:

	Balances at
Assets of discontinued operations	January 31, 2005	April 30, 2004
Receivables	$157,182	$3,757,896
Cost and earnings in excess of billings	—	379,460
Other current assets	4,653	159,286

	$161,835	$4,296,642

	Balances at
Liabilities of discontinued operations	January 31, 2005	April 30, 2004
Trade and subcontractors payable	$49,380	$2,234,458
Accrued expenses	164,704	515,426
Billings in excess of cost and earnings	—	110,043

	$214,084	$2,859,927

	Third Quarter Ended		Nine Months Ended
	January 31,		January 31,
	2005	2004	2005	2004
REVENUES:
Construction	$—	$2,378,824	$145,513	$23,788,739
Real estate	183,522	893,028	510,726	2,646,840

Total revenues	183,522	3,271,852	656,239	26,435,579

COSTS AND EXPENSES:
Construction costs	—	2,581,359	114,734	23,198,804
Rental property operating expenses, including depreciation and interest	141,269	613,652	289,490	1,856,347
Construction selling, general & administrative	(18,668)	607,408	130,325	2,904,899

Total costs and expenses	122,601	3,802,419	534,549	27,960,050

Earnings (loss) from discontinued operations	60,921	(530,567)	121,690	(1,524,471)
Income tax expense (benefit)	27,293	(167,000)	55,114	(485,000)

Earnings (loss) from discontinued operations, net of tax	$33,628	$(363,567)	$66,576	$(1,039,471)

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

	Energy and	Energy
For the Quarter Ended	Facilities	Services
January 31, 2005	Solutions	(1)	Real Estate	Parent	Eliminations	Consolidated
Revenues from unaffiliated customers	$839,864	$2,478,420	$2,298,994	$—	$—	$5,617,278
Interest and other income	—	(8,100)	88,102	6,717	(59,378)	27,341
Intersegment revenue	3,332	—	125,134	—	(128,466)	—

Total revenues from continuing operations	$843,196	$2,470,320	$2,512,230	$6,717	$(187,844)	$5,644,619

Earnings (loss) before income taxes from continuing operations	$(308,343)	$175,957	$221,200	$(731,708)	$107,683	$(535,211)

	Energy and	Energy
For the Quarter Ended	Facilities	Services
January 31, 2004	Solutions	(1)	Real Estate	Parent	Eliminations	Consolidated
Revenues from unaffiliated customers	$756,981	$546,744	$1,697,211	$—	$—	$3,000,936
Interest and other income	—	12,536	10,122	174	—	22,832
Intersegment revenue	—	—	117,041	—	(117,041)	—

Total revenues from continuing operations	$756,981	$559,280	$1,824,374	$174	$(117,041)	$3,023,768

Earnings (loss) before income taxes from continuing operations	$(114,025)	$(70,559)	$(97,836)	$(450,150)	$(53,044)	$(785,614)

	Energy and	Energy
For the Nine Months Ended	Facilities	Services
January 31, 2005	Solutions	(1)	Real Estate	Parent	Eliminations	Consolidated
Revenues from unaffiliated customers	$2,670,159	$6,434,818	$8,295,719	$—	$—	$17,400,696
Interest and other income	—	3,025	236,851	21,923	(159,492)	102,307
Intersegment revenue	14,867	—	371,352	—	(386,219)	—

Total revenues from continuing operations	$2,685,026	$6,437,843	$8,903,922	$21,923	$(545,711)	$17,503,003

Earnings (loss) before income taxes from continuing operations	$(660,892)	$(82,092)	$1,537,057	$(2,516,037)	$224,506	$(1,497,458)

	Energy and	Energy
For the Nine Months Ended	Facilities	Services
January 31, 2004	Solutions	(1)	Real Estate	Parent	Eliminations	Consolidated
Revenues from unaffiliated customers	$2,132,265	$546,744	$5,320,330	$—	$—	$7,999,339
Interest and other income	—	12,536	77,635	1,539	—	91,710
Intersegment revenue	—	—	344,973	—	(344,973)	—

Total revenues from continuing operations	$2,132,265	$559,280	$5,742,938	$1,539	$(344,973)	$8,091,049

Earnings (loss) before income taxes from continuing operations	$(763,879)	$(70,559)	$(72,678)	$(1,705,045)	$(179,651)	$(2,791,812)

(1) The Energy Services Segment was formed in December 2003.

NOTE 7. EARNINGS (LOSS) PER SHARE

     Basic earnings (loss) per share are computed by dividing net earnings (loss) by the weighted average shares outstanding during the reporting period. Diluted earnings per share are computed by giving effect to dilutive stock equivalents resulting from outstanding stock options. The dilutive effect on the number of common shares for the third quarter and nine months ended January 31, 2005, was 711 and 287 shares, respectively, and was 264 and 0 shares for the third quarter and the first nine months ended January 31, 2004, respectively. Since the Company had losses from continuing operations for all periods presented, all stock equivalents were antidilutive during these periods, and therefore, are excluded when determining the diluted weighted average shares outstanding.

NOTE 8. GOODWILL AND OTHER INTANGIBLE ASSETS

     The gross carrying amounts and accumulated amortization for all of the Company’s intangible assets as of January 31, 2005, are as follows:

	January 31, 2005
	Gross Carrying	Accumulated
Amortized intangible assets:	Amount	Amortization
Proprietary software solutions	$1,541,661	$510,294
Applications software	409,197	344,795
Real estate lease costs	1,750,962	748,959
Customer relationships	218,000	47,233
Deferred loan costs	832,782	524,276
Other	55,609	15,271

	$4,808,211	$2,190,828

Unamortized intangible assets:
Trademark	$708,707	$—

Goodwill	$5,458,717	$—

     Goodwill increased $460,475 from April 30, 2004, due to: (1) $313,035 from the acquisition of Building Performance Engineers, Inc. (see Note 11. “Acquisitions”); and (2) $147,440 in purchase price adjustments from prior acquisitions.

     The Company tested goodwill and intangible assets, related to its Energy Services Segment, with indefinite useful lives as of December 19, 2004, for impairment, as required by SFAS 142, utilizing the expected present value of future cash flows. The analysis did not result in an impairment.

NOTE 9. MORTGAGE NOTES PAYABLE

     On July 8, 2004, the Company restructured the loan on the Company’s owned shopping center in Jacksonville, Florida. The Company paid the lender $1.5 million as payment in full of the Additional Interest Agreement, which was then terminated. The loan principal amount was reduced by $474,042. The restructured loan principal amount was $7.8 million; the loan bears interest at 6.125% and will be amortized until it matures on July 1, 2029, although the loan may be called by the lender for early repayment any time after July 1, 2011, upon thirteen months’ notice. As a result of the loan restructuring, the Company’s annual debt service payment for the shopping center was reduced by $299,448.

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

NOTE 10. COMMITMENTS AND CONTINGENCIES

     On September 20, 2002, the Company’s subsidiary, Abrams Properties, Inc. (“API”), filed a claim in the Superior Court of Cobb County, Georgia, against API’s former real estate asset manager, who subsequently made a demand against API for arbitration and filed a counterclaim. On December 1, 2004, the arbitrator made separate awards in favor of the claim and counterclaim, and as a result, API incurred a net liability in the amount of approximately $247,000, of which $97,000 was accrued and expensed in a prior period. The remaining $150,000 was expensed in the second quarter and nine months ending January 31, 2005, as selling, general and administrative costs in the accompanying statements of operations.

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

     On May 26, 2004, Servidyne Systems, LLC (“Servidyne”), an indirect wholly-owned subsidiary of the Company, acquired the operating business and assets of Building Performance Engineers, Inc. (“BPE”) for a purchase price of $337,984, in order to expand the Company’s capabilities in energy engineering and design. The consideration consisted of 21,126 newly-issued shares of the Company’s common stock, with a fair value of $94,906 at the date of acquisition, a note payable in the amount of $136,500, and cash of $106,578 (including direct acquisition expenses). The amount and type of consideration was determined by negotiation among the parties. The following table summarizes the estimated fair values of the assets acquired as of the date of acquisition:

	Assets
	Acquired from
	BPE	Estimated Life
Property, furniture and equipment, net	$8,727	3 years
Non-competes	16,222	2 years
Goodwill	313,035	Indefinite

Total assets acquired	$337,984

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

     The following table summarizes the results of the Company on a pro forma basis for the third quarter and nine months ended January 31, 2004, as if the acquisition of the assets and operating business of BPE in May 2004, the acquisition of the assets and operating business of The Wheatstone Energy Group, Inc., in December 2003, the acquisition of the assets and operating business of iTendant, Inc. in April 2004, and the acquisition of a professional medical office building in Douglasville, Georgia, in April 2004, had all occurred at the beginning of the third quarter and nine months ended January 31, 2004. These results do not purport to represent what the results of operations for the Company would have actually been or to be indicative of the future results of operations of the Company (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2004	2004	2004	2004
	(As Reported)	(Pro Forma)	(As Reported)	(Pro Forma)
Revenues	$3,001	$3,735	$7,999	$12,145
Net loss	(883)	(1,517)	(2,888)	(4,378)
Net loss per share — basic and diluted	$(0.30)	$(0.52)	$(0.98)	$(1.50)

NOTE 12. SUBSEQUENT EVENT

     On February 9, 2005, the Company closed on the sale of its shopping center located in Cincinnati, Ohio, for a sales price of $3.6 million, resulting in a pre-tax gain of approximately $850,000. After selling expenses, the sale generated net cash proceeds of approximately $3.45 million. The Company intends to use the net proceeds from this sale to acquire an additional income-producing property, in order to qualify the sale under the Internal Revenue Code Section 1031 for federal income tax deferral, and has placed the net proceeds with a third party intermediary in connection therewith. There can be no assurance that the acquisition will take place.

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

     The Company’s fiscal year 2005 will end April 30, 2005.

Changes in CONSOLIDATED BALANCE SHEETS between April 30, 2004, and January 31, 2005

     Assets of discontinued operations decreased by $4,134,807 primarily as a result of the cessation of operations of the Construction Segment, and the collection of receivables related to construction work performed in prior periods.

     Real estate held for sale increased by $2,595,493, as a result of the classification of the shopping center located Cincinnati, Ohio, as held for sale as of January 31, 2005. The shopping center was sold in February 2005, at a gain.

     Real estate held for future development or sale decreased by $2,900,586, as a result of classifying the shopping center located in Cincinnati, Ohio, as a current asset as discussed above and the sale of an outparcel in North Fort Myers, Florida, in January 2005.

     Goodwill increased by $460,475, primarily due to the acquisition of the operating business and assets of Building Performance Engineers, Inc.

     Liabilities of discontinued operations decreased by $2,645,843, primarily as a result of the cessation of operations of the Construction Segment, and the payment of invoices to subcontractors for construction work performed in prior periods.

     Other long-term liabilities decreased by $3,072,511, and mortgage notes payable increased by $550,819, primarily due to the restructuring of the loan on the Company’s owned shopping center located in Jacksonville, Florida (See “Liquidity and Capital Resources”).

Results of operations of the third quarter and first nine months of fiscal 2005, compared to the third quarter and first nine months of fiscal 2004

REVENUES From Continuing Operations

     For the third quarter of fiscal 2005, consolidated revenues from continuing operations, including interest income and other income, and net of intersegment eliminations, were $5,644,619, compared to $3,023,768 for the third quarter of fiscal 2004, an increase of 87%. For the first nine months of fiscal 2005, consolidated revenues from continuing operations were $17,503,003, compared to $8,091,049 for the first nine months of fiscal 2004, an increase of 116%.

     The figures in Chart A are segment revenues from continuing operations, net of intersegment eliminations, and do not include interest income or other income.

CHART A
REVENUES FROM CONTINUING OPERATIONS BY SEGMENT
(Dollars in Thousands)

	Third Quarter Ended		Amount	Percent	Nine Months Ended		Amount	Percent
	January 31,		Increase	Increase	January 31,		Increase	Increase
	2005	2004			2005	2004
Energy and Facilities Solutions (1)	$840	$757	$83	11	$2,670	$2,132	$538	25
Energy Services (2)	2,478	547	1,931	—	6,435	547	5,888	—
Real Estate (3)	2,299	1,697	602	35	8,296	5,320	2,976	56

	$5,617	$3,001	$2,616	87	$17,401	$7,999	$9,402	118

NOTES TO CHART A

(1)	Revenues for the Energy and Facilities Solutions Segment increased 11% for the third quarter and 25% for the first nine months of fiscal 2005 compared to the same periods in fiscal 2004, primarily due to an increase in revenues of approximately $129,000 in the third quarter and $499,000 for the first nine months of fiscal 2005 derived from contributions from the business and assets of iTendant, Inc. and Building Performance Engineers, Inc., which were acquired in April 2004 and May 2004, respectively.

(2)	The Energy Services Segment was formed in December 2003 and, therefore, a comparison of the periods would not be meaningful.

(3)	Real Estate Segment revenues increased 35% for the third quarter of fiscal 2005 compared to the same period in fiscal 2004, primarily due to: (a) the sale of an outparcel located in North Fort Myers, Florida for $515,000; (b) an increase in rental revenues of approximately $169,000 related to the acquisition of the professional medical office building in Douglasville, Georgia, in April 2004; offset by (c) a decrease in leaseback income of approximately $86,000 related to the sale of the Company’s Kmart leaseback interest in a shopping center in Minneapolis, Minnesota, in September 2004. Real Estate Segment revenues increased 56% for the first nine months of fiscal 2005 compared to the same period in fiscal 2004, primarily due to: (d) the sale of the Company’s Kmart leaseback interest in a shopping center in Minneapolis, Minnesota, for $2,250,000; (e) the sale of the outparcel for $515,000 mentioned in (a) above; (f) an increase in rental revenues of approximately $477,000 related to the Company’s acquisition mentioned in (b) above; offset by (g) a decrease in leaseback income of approximately $128,000 related to another Kmart leaseback that was assigned by the Company in October 2003 to the fee owner; and (h) a decrease in leaseback income of approximately $116,000 related to the sale mentioned in (c) above. Pursuant to SFAS No. 144, Real Estate Segment revenues for all periods presented do not include rental revenues generated by certain owned income-producing properties which are held for sale or have been sold; such revenues have been reclassified to discontinued operations.

     The following table indicates the backlog of contracts and rental income for the next twelve months, by industry segment.

	January 31,
	2005	2004
Energy and Facilities Solutions (i)	$786,000	$495,000
Energy Services (ii)	4,439,000	1,394,000
Real Estate (iii)	7,169,000	6,526,000
Less: Intersegment eliminations (iv)	(528,000)	(506,000)

Total Backlog	$11,866,000	$7,909,000

(i)	The increase in backlog is primarily due to the result of the acquisitions of the operating business and the assets of iTendant, Inc. and Building Performance Engineers, Inc. in April 2004 and May 2004, respectively. Revenues from contracts that can be cancelled with less than one year’s notice are not included in backlog. As of January 31, 2005, and January 31, 2004, such contracts not included in backlog totaled $1.3 million and $1.2 million, respectively, in potential revenue over the ensuing twelve months, assuming cancellation provisions were not invoked.

(ii)	The increase in backlog is primarily due to an increase in customer contracts in the school/government and retail sectors.

(iii)	Included in Real Estate backlog at January 31, 2005, is approximately $510,000 related to rental income from the Company’s acquisition of the professional medical office building in Douglasville, Georgia, in April 2004. Revenues from any contract in which the prospective buyer is not materially at risk are not included in backlog.

(iv)	The intersegment eliminations reported relate to intercompany rent.

COSTS AND EXPENSES APPLICABLE TO REVENUES
From Continuing Operations

     As a percentage of total segment revenues from continuing operations (See Chart A), the total applicable costs and expenses (See Chart B) were 66% and 62% for the third quarters of fiscal 2005 and 2004, respectively, and 59% and 62% for the first nine months of fiscal 2005 and 2004, respectively. In reviewing Chart B, the reader should recognize that the volume of revenues generally will affect the amounts and percentages.

     The figures in Chart B are net of intersegment eliminations.

CHART B
COSTS AND EXPENSES APPLICABLE TO REVENUES
FROM CONTINUING OPERATIONS BY SEGMENT
(Dollars in Thousands)

			Percent of Segment				Percent of Segment
			Revenues for				Revenues for
	Third Quarter Ended		Third Quarter Ended		Nine Months Ended		Nine Months Ended
	January 31,		January 31,		January 31,		January 31,
	2005	2004	2005	2004	2005	2004	2005	2004
Energy and Facilities
Solutions (1)	$467	$383	56	51	$1,501	$1,206	56	57
Energy Services (2)	1,669	369	67	67	4,528	369	70	67
Real Estate (3)	1,568	1,104	68	65	4,279	3,418	52	64

	$3,704	$1,856	66	62	$10,308	$4,993	59	62

NOTES TO CHART B

(1)	The increase in the dollar amount for the third quarter and for the first nine months of fiscal 2005, compared to the same periods in fiscal 2004, is directly related to the increase in revenues. The change in the percentage of costs and expenses applicable to revenues from continuing operations of the Energy and Facilities Solutions Segment for the third quarter and first nine months of fiscal 2005, compared to the same periods in fiscal 2004, is primarily a result of the change in the mix of services and products.

(2)	The Energy Services Segment was formed in December 2003 and, therefore, a comparison of the periods would not be meaningful.

(3)	The increase in the dollar amount and percentage of costs and expenses applicable to revenues for the third quarter of fiscal 2005, compared to the same period in fiscal 2004, is primarily due to: (a) the cost of sale of real estate related to an outparcel in North Fort Myers, Florida, of approximately $324,000; and (b) rental operating costs and expenses of approximately $132,000 generated by the Company’s professional medical office building located in Douglasville, Georgia, which was acquired in April 2004. The decrease in the percentage of costs and expenses applicable to the Real Estate Segment’s revenues for the first nine months of fiscal 2005, compared to the same period in fiscal 2004, is primarily due to the increased revenues that resulted from the sale of the Company’s Kmart leaseback interest in the shopping center in Minneapolis, Minnesota. The cost of the sale of the leaseback interest was $42,115. The increase in the dollar amount for the first nine months of fiscal 2005, compared to the same period in fiscal 2004, is primarily due to: (c) the cost of sale of real estate of approximately $324,000 mentioned in (a) above; and (d) rental operating costs and expenses of approximately $415,000 due to the acquisition mentioned in (b) above. Pursuant to SFAS No. 144, costs and expenses for all periods presented do not include the costs and expenses of certain owned income-producing properties that are held for sale or have been sold, and do not include the costs of sale of these properties; those costs and expenses have been reclassified to discontinued operations.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
From Continuing Operations

     For the third quarters of fiscal 2005 and 2004, total selling, general and administrative expenses (“SG&A”) from continuing operations, net of intersegment eliminations, were $1,931,624 and $1,343,111, respectively. As a percentage of consolidated revenues from continuing operations, these expenses were 34% and 45% for the third quarters of fiscal 2005 and 2004, respectively. For the first nine months of fiscal 2005 and 2004, total SG&A expenses from continuing operations, net of intersegment eliminations, were $6,742,407 and $4,065,475, respectively. As a percentage of consolidated revenues from continuing operations, these expenses were 39% and 51% for the first nine months of fiscal 2005 and 2004, respectively. In reviewing Chart C, the reader should recognize that the level of revenues generally will affect the amounts and percentages. The percentages in Chart C are based upon expenses as they relate to segment revenues from continuing operations (Chart A), except that parent and total expenses relate to consolidated revenues from continuing operations.

CHART C

SELLING, GENERAL AND ADMINSTRATIVE EXPENSES
FROM CONTINUING OPERATIONS BY SEGMENT
(Dollars in Thousands)

			Percent of Segment				Percent of Segment
			Revenues for				Revenues for
	Third Quarter Ended		Third Quarter Ended		Nine Months Ended		Nine Months Ended
	January 31,		January 31,		January 31,		January 31,
	2005	2004	2005	2004	2005	2004	2005	2004
Energy and Facilities Solutions (1)	$622	$487	74	64	$1,720	$1,689	64	79
Energy Services (2)	494	244	20	45	1,616	244	25	45
Real Estate (3)	189	218	8	13	1,178	582	14	11
Parent (4)	627	393	11	13	2,228	1,550	13	19

	$1,932	$1,342	34	45	$6,742	$4,065	39	51

NOTES TO CHART C

(1)	On a dollar and percentage basis, SG&A expenses for the Energy and Facilities Solutions Segment were higher for the third quarter of fiscal 2005, compared to the same period of fiscal 2004, primarily due to: (a) an increase in bad debt expense related to one customer of approximately $50,000; and (b) an increase in personnel and personnel related costs of approximately $123,000; offset by (c) a decrease in rent expense of approximately $40,000. For the first nine months of fiscal 2005, SG&A expenses were lower on a percentage basis due to an increase in revenues, and were higher on a dollar basis, compared to the same period of fiscal 2004, primarily due to: (d) an increase in bad debt expense related to one customer of approximately $50,000; (e) an increase in personnel and personnel related costs of approximately $203,000; offset by (f) a decrease in rent expense of approximately $92,000; and (g) a decrease in temporary contract labor and consulting expense of $145,000.

(2)	The Energy Services Segment was formed in December 2003 and, therefore, a comparison of the periods would not be meaningful.

(3)	On a percentage basis, SG&A expenses for the Real Estate Segment were lower for the third quarter of fiscal 2005 primarily due to the increase in revenues. On a dollar and percentage basis,

SG&A expenses for the Real Estate Segment were higher for the first nine months of fiscal 2005, compared to the same period in 2004, primarily due to: (a) an increase in personnel and personnel costs of approximately $97,000; (b) an increase of approximately $410,000 related to legal fees and the conclusion of an arbitration matter with the Company’s former asset manager in December 2004. See Footnote 10 to the consolidated financial statements. Pursuant to SFAS No. 144, SG&A expenses for all periods presented do not include SG&A expenses of certain owned income-producing properties that are held for sale or have been sold. These expenses have been reclassified as discontinued operations.

(4)	On a percentage basis SG&A expenses, for the third quarter and first nine months of fiscal 2005 were lower due to the increase in revenues. On a dollar basis, SG&A expenses were higher for the third quarter of fiscal 2005, compared to the same periods in 2004, primarily due to: (a) an increase in special tax consulting of approximately $23,000; and (b) an increase in consulting fees related to Sarbanes-Oxley Act of 2002 of approximately $50,000. On a dollar basis, SG&A expenses were higher for the first nine months of fiscal 2005, compared to the same periods in 2004, primarily due to: (c) an increase related to the restructuring of the accounting department to a shared services support for all segments of approximately $261,000; and (d) an increase in personnel and personnel related costs of approximately $264,000.

Liquidity and capital resources

     Between April 30, 2004, and January 31, 2005, working capital decreased by $2,357,408, primarily due to: (1) a cash payment of approximately $2.0 million utilized in the restructuring of the loan related to the Company’s owned shopping center in Jacksonville, Florida; (2) cash payments of regular and special dividends totaling approximately $898,000; and (3) cash payments of approximately $340,000 for leasehold improvements related to both the Energy and Facilities Solutions Segment and Energy Services Segment relocating their main offices to the Company’s corporate headquarters building.

     Operating activities used cash of $40,901, primarily due to: (1) a net increase in other current assets and other assets; offset by (2) the sale of the Company’s Kmart leaseback interest in a shopping center in Minneapolis, Minnesota; and (3) an increase in trade and subcontractors payables and billings in excess of costs and earnings.

     Investing activities used cash of $716,004, primarily due to: (1) additions to property and equipment, related to the leasehold improvements to the corporate headquarters building mentioned above; (2) additions to income-producing properties and intangible assets; and (3) the acquisition of the operating business and assets of Building Performance Engineers, Inc.

     Financing activities used cash of $3,789,099, primarily due to: (1) the payment related to the restructuring of the loan on the Company’s owned shopping center in Jacksonville, Florida; (2) scheduled principal payments of mortgage notes and other debt obligations; and (3) the payments of the regular and special dividends.

     Discontinued operations provided cash of $1,673,558, primarily due to a collection of accounts receivable offset by payoffs of trade and subcontractor accounts in the Construction Segment.

     Except for certain real estate construction loans and occasional short-term operating loans, the Company generally has been able to finance its working capital needs through funds generated internally. If adequate funds are not generated through normal operations or from the sales of real estate, the Company has an available bank line of credit. The Company’s line of credit, which previously provided for $4 million in commitments, expired on January 31, 2005, and was renewed in the amount of $1.5 million, of which $150,000 is restricted as it secures a letter of credit. The bank line of credit is secured by the Company’s investment in a long-term securities bond of $2.0 million that matures in April 2006, which is recorded on the accompanying balance sheet. The Company can borrow an amount not to exceed 75% of the current market value of the bond, which was approximately $1,970,000 as of January 31, 2005. The line of credit bears interest at the prime rate or LIBOR plus 2%, and has a commitment fee of 0.375% on any unused portion. The bank line of credit expires on January 31, 2006. No amounts were outstanding under the line of credit as of January 31, 2005.

     In October 2004, the Company sold its leaseback interest in a shopping center in Minneapolis, Minnesota, for a price of $2.25 million. The transaction generated cash proceeds of approximately $2.2 million.

     On February 9, 2005, the Company closed on the sale of its shopping center located in Cincinnati, Ohio, for a sales price of $3.6 million, resulting in a pre-tax gain of approximately $850,000. After selling expenses, the sale generated net cash proceeds of approximately $3.45 million. The Company intends to use the net proceeds from this sale to acquire an additional income-producing property, which would qualify the sale under the Internal Revenue Code Section 1031 for federal income tax deferral, and has placed the net proceeds with a third party intermediary in connection therewith.

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

     Factors relating to general global, national, regional, and local economic conditions, including international political stability, national defense, homeland security, employment levels, wage and salary levels, consumer confidence, availability of credit, taxation policies, the Sarbanes-Oxley Act, SEC reporting requirements, interest rates, capital spending, deflation, and inflation could negatively impact the Company and its customers, suppliers, and sources of capital. Any significant negative impact from these factors could result in material adverse effects on the Company’s results of operations and financial condition.

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

Critical Accounting Policies

     A critical accounting policy is one that is both important to the portrayal of the Company’s financial position and results of operations, and requires the Company to make estimates and assumptions in certain circumstances that affect the amounts reported in the accompanying consolidated financial statements and related notes. In preparing these financial statements, the Company has made its best estimates and used its best judgments regarding certain amounts included in the financial statements, giving due consideration to materiality. The application of these accounting policies involves the exercise of judgment and the use of assumptions regarding future uncertainties, and as a result, actual results could differ from those estimates. Summaries of the Company’s accounting policies that management believes are the most critical are as follows:

Revenue recognition

     Energy and facilities solutions revenues primarily consist of services and product sales. Revenues are recognized as services are rendered, and depending upon the product type and customer agreement, product sales are recognized either when products are delivered or installed.

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

     The Company leases space in its income-producing properties to tenants, and recognizes minimum base rentals as revenue on a straight-line basis over the lease terms. Tenants may also be required to pay additional rental amounts as partial reimbursements of property operating and common area expenses, which are recognized when earned. In addition, certain tenants are required to pay incremental rental amounts, which are contingent on their store sales. These percentage rents are recognized only as earned.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     On July 8, 2004, the Company restructured the loan on the Company’s owned shopping center in Jacksonville, Florida. The Company paid the lender $1.5 million as payment in full of the Additional Interest Agreement, which was then terminated. The restructured loan has a principal amount of $7.8 million, bears interest at 6.125%, and matures on July 1, 2029, but may be called by the lender after July 1, 2011, with thirteen months’ notice. Refer to the Company’s Quarterly Report on Form 10Q as of July 31, 2004, which updates the Company’s disclosures about market risk sensitive debt instruments as of April 30, 2004.

     The Company’s line of credit, which previously provided for $4 million in commitments, expired on January 31, 2005, and was renewed in the amount of $1.5 million, of which $150,000 is restricted as it secures a letter of credit. The bank line of credit is secured by the Company’s investment in a long-term securities bond of $2.0 million that matures in April 2006, which is recorded on the accompanying balance sheet. The Company can borrow an amount not to exceed 75% of the current market value of the bond, which was approximately $1,970,000 as of January 31, 2005. The line of credit bears interest at the prime rate or LIBOR plus 2%, and has a commitment fee of 0.375% on any unused portion. The bank line of credit expires on January 31, 2006.

     There have been no other material changes since April 30, 2004, except as discussed above. Refer to the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2004, for detailed disclosures about quantitative and qualitative disclosures about market risk.

ITEM 3. LEGAL PROCEEDINGS

     On September 20, 2002, the Company’s subsidiary, Abrams Properties, Inc. (“API”), filed a claim in the Superior Court of Cobb County, Georgia, against API’s former real estate asset manager, who subsequently made a demand against API for arbitration and filed a counterclaim. On December 1, 2004, the arbitrator made separate awards in favor of the claim and counterclaim, and as a result, API incurred a net liability in the amount of approximately $247,000, of which $97,000 was accrued and expensed in a prior period. The remaining $150,000 was expensed in the second quarter and nine months ending January 31, 2005, as selling, general and administrative costs in the accompanying statements of operations.

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

     The Company continues to integrate and standardize internal accounting systems across subsidiaries in an effort to prepare for Section 404 of the Sarbanes-Oxley Act, which becomes effective for the Company April 30, 2007.

PART II. OTHER INFORMATION

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

ABRAMS INDUSTRIES, INC.
(Registrant)

Date: March 17, 2005	/s/ Alan R. Abrams

Alan R. Abrams Chief Executive Officer

Date: March 17, 2005	/s/ Mark J. Thomas

Mark J. Thomas Chief Financial Officer