Form 10-K
period 2005-04-30
ABRAMS INDUSTRIES INC
filed 2005-07-25
CIK 1923

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT

Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the fiscal year ended April 30, 2005

Commission file number 0-10146

ABRAMS INDUSTRIES, INC.

(Exact name of registrant as specified in its charter)

Georgia (State or other jurisdiction of incorporation or organization) 1945 The Exchange, Suite 300, Atlanta, GA (Address of principal executive offices)	58-0522129 (I.R.S. Employer identification No.) 30339-2029 (Zip Code)

Registrant’s telephone number, including area code: (770) 953-0304

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of each class:	Name of each exchange on which registered:
None	None

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

YES ✓    NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ✓

Indicate by check mark whether the registrant is an accelerated filer (as defined in the Exchange 12b-2).

YES        NO ✓

The aggregate market value of Common Stock held by nonaffiliates of the registrant as of October 31, 2004 was $6,788,591. See Part III for a definition of nonaffiliates. The number of shares of Common Stock of the registrant outstanding as of April 30, 2005, was 3,209,113.

DOCUMENTS INCORPORATED BY REFERENCE

The information called for by Part III (Items 10, 11, 13, and 14) is incorporated herein by reference to the registrant’s definitive proxy statement for the 2005 Annual Meeting of Shareholders which is to be filed pursuant to Regulation 14A.

PART I
ITEM 1. BUSINESS
ITEM 2. PROPERTIES
ITEM 3. LEGAL PROCEEDINGS
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS
ITEM 6. SELECTED FINANCIAL DATA
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
REVENUES FROM CONTINUING OPERATIONS SUMMARY BY SEGMENT
CHART A
COSTS AND EXPENSES: APPLICABLE TO REVENUES FROM CONTINUING OPERATIONS SUMMARY BY SEGMENT
CHART B
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES FROM CONTINUING OPERATIONS SUMMARY BY SEGMENT
CHART C
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
CONSOLIDATED BALANCE SHEETS
CONSOLIDATED STATEMENTS OF OPERATIONS
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
CONSOLIDATED STATEMENTS OF CASH FLOWS
EX-21 LIST OF THE COMPANY'S SUBSIDIARIES
EX-23.(A) CONSENT OF DELOITTE & TOUCHE LLP
EX-31.1 SECTION 302 CERTIFICATION OF THE CEO
EX-31.2 SECTION 302 CERTIFICATION OF THE CFO
EX-32.1 SECTION 906 CERTIFICATION OF THE CEO
EX-32.2 SECTION 906 CERTIFICATION OF THE CFO

PART I

ITEM 1. BUSINESS

Abrams Industries, Inc. (i) provides energy engineering and analytical consulting services and develops, implements and supports facility management software applications; (ii) implements energy saving lighting programs and provides other energy services, including facility-related improvements that reduce energy and operating costs; and (iii) engages in real estate investment and development.

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

     Further information on the businesses of the Company’s operating segments is discussed below. Financial information for the segments is set forth in Note 14 to the consolidated financial statements of the Company.

     ENERGY AND FACILITIES SOLUTIONS SEGMENT

Servidyne Systems, LLC (“Servidyne”), a wholly-owned subsidiary of the Company, provides energy engineering services and facility management software applications to assist customers in optimizing facility performance and reducing building operating costs by lowering energy consumption, increasing work efficiency, extending equipment life and improving occupant satisfaction. Servidyne’s engineering and analytical consulting services include LEED® building certification; energy surveys and audits; design and specification services; MEP due diligence; energy savings programs; utility monitoring and analysis; ENERGY STAR® labeling and benchmarking; building commissioning; and energy simulations and modeling. Servidyne’s proprietary technology offerings include iTendant; WinSCORE®; SCORE®; Servidyne EnergyCheck®; Servidyne Checkmate®; and Servidyne Guest Services®. Servidyne provides turnkey implementation and ongoing support services to customers with its maintenance and service request software. Servidyne also offers maintenance training for building engineers and maintenance technicians.

     Servidyne’s customers are primarily building owners and operators and energy services companies in the hospitality, commercial office, gaming, retail, education, government, healthcare, industrial and multi-family sectors. The primary focus for the business is the continental United States, although the Company does business internationally as well. Contracts for energy engineering and analytical consulting services and facility management software applications are primarily obtained through negotiations, but may also be obtained through competitive bids on larger proposals.

     ENERGY SERVICES SEGMENT

The Wheatstone Energy Group, LLC (“Wheatstone”), a wholly-owned subsidiary of the Company, provides turnkey implementation of energy saving lighting programs and other energy-related services that reduce energy consumption and operating costs to commercial, industrial, retail, government, education and institutional facilities. As a vendor-neutral company, Wheatstone takes an unbiased approach to evaluating and implementing energy saving lighting programs and developing recommendations of cost-saving strategies.

     Wheatstone focuses its marketing and sales activities on national accounts, energy services companies, facility owners and owners’ agents throughout the United States. Services are mainly obtained through negotiations, but may also be obtained through competitive bids for large contracts.

     REAL ESTATE SEGMENT

Abrams Properties, Inc. (“Abrams Properties”), a wholly-owned subsidiary of the Company, has engaged in real estate activities since 1960. These activities primarily involve the acquisition, development, redevelopment, leasing, asset management, ownership, and sale of shopping centers and office buildings in the Southeast and Midwest. Abrams Properties uses third-party property managers and leasing agents for all of its multi-tenant properties and most of its leaseback properties.

     Abrams Properties currently owns three shopping centers, two that it developed and one that it acquired. The centers are held as long-term investments or will be marketed for sale, as management determines is appropriate. See “ITEM 2. PROPERTIES—Owned Shopping Centers.” In February 2005, Abrams Properties sold its shopping center located in Cincinnati, Ohio. In April 2005, Abrams Properties sold its Company-developed shopping center located in Jackson, Michigan. Abrams Properties is also currently lessee and sublessor of five Company-developed shopping centers that were sold by and leased back to Abrams Properties, and then subleased to Kmart Corporation. See “ITEM 2. PROPERTIES—Leaseback Shopping Centers.” During fiscal 2005, Abrams Properties sold its leasehold interest in one such property located in Minneapolis, Minnesota. The Company owns three office properties. See “ITEM 2. PROPERTIES—

ABRAMS INDUSTRIES 1

Office Buildings.” The Company also owns, through its wholly-owned subsidiary, AFC Real Estate, Inc., a vacant former manufacturing and warehouse facility located in Atlanta, Georgia, and several parcels of vacant land. See “ITEM 2. REAL ESTATE HELD FOR FUTURE DEVELOPMENT, LEASE OR SALE.”

     EMPLOYEES AND EMPLOYEE RELATIONS

At April 30, 2005, the Company employed 70 salaried employees and 13 hourly employees. The Company believes that its relations with its employees are good.

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

     PRINCIPAL CUSTOMERS

In fiscal 2005, the Company derived approximately 21% ($4,782,852) of its consolidated revenues from continuing operations from direct transactions with Kmart Corporation. These revenues resulted from the Real Estate Segment. The Company does not have any other customers that accounted for more than 10% of the Company’s consolidated revenues and that the loss of which would have a material adverse effect on the Company. See Note 14 to the consolidated financial statements of the Company for segment information.

     BACKLOG

The following table indicates the backlog of contracts and expected rentals for the next twelve months by industry segment:

	April 30,
	2005	2004
Energy and Facilities Solutions(1)	$667,000	$799,000
Energy Services	2,665,000	2,234,000
Real Estate	6,652,000	6,439,000
Less: Intersegment Eliminations	(532,000)	(517,000)

Total Backlog	$9,452,000	$8,955,000

(1)	Contracts that can be cancelled with less than one year’s notice are not included in backlog. As of April 30, 2005, and April 30, 2004, such contracts not included in backlog totaled $1.62 million and $1.51 million, respectively, in potential revenue over the ensuing twelve months, assuming cancellation provisions are not invoked.

The Company estimates that most of the backlog at April 30, 2005, will be completed prior to April 30, 2006. No assurance can be given as to future backlog levels or whether the Company will realize earnings from revenues resulting from the backlog at April 30, 2005.

     REGULATION

The Company is subject to the authority of various federal, state and local regulatory agencies including, among others, the Occupational Safety and Health Administration and the Environmental Protection Agency. The Company is also subject to local zoning regulations and building codes. Management believes that it is in substantial compliance with all governmental regulations. Management believes that compliance with federal, state and local provisions, which have been enacted or adopted for regulating the discharge of materials into the environment, does not have a material adverse effect upon the capital expenditures, earnings, or competitive position of the Company.

     EXECUTIVE OFFICERS OF THE REGISTRANT

The Executive Officers of the Company as of April 30, 2005, were as follows:

Alan R. Abrams (50)	Officer since 1988

Co-Chairman of the Board since 1998 and a Director of the Company since 1992, Mr. Abrams has been Chief Executive Officer since 1999 and President since 2000. He also served as President and Chief Executive Officer of Servidyne Systems, LLC from May 2002 to July 2003.

ABRAMS INDUSTRIES 2

PART I (continued)

Mark J. Thomas (49)	Officer since 2003

Mr. Thomas has served as Chief Financial Officer since 2003. Prior to joining the Company, he was employed by Paragon Trade Brands (a manufacturing company), serving as Vice President of Finance & Corporate Controller from October 2000 to October 2002. He was employed by Mead Corporation (a paper packaging company), serving as Director of Finance from April 1997 to October 2000.

Melinda S. Garrett (49)	Officer since 1990

A Director of the Company since 1999, Ms. Garrett has served as Secretary since 2000 and Vice President since May 2004. She was Chief Financial Officer from 1997 to 2003, and also has served Abrams Properties, Inc. as Chief Executive Officer since 2003, President since 2001, Chief Financial Officer from 1998 to 2000, and Vice President from 1993 to 2000.

J. Andrew Abrams (44)	Officer since 1988

Co-Chairman of the Board since 1998 and a Director of the Company since 1992, Mr. Abrams has been Vice President-Business Development since 2000. He served as President and Chief Operating Officer from 1999 to 2000.

Executive Officers of the Company are elected by the Board of Directors of the Company or the Board of the respective subsidiary to serve at the pleasure of the Board. Alan R. Abrams and J. Andrew Abrams are brothers. David L. Abrams, a member of the Board of Directors, is first cousin to Alan R. Abrams and J. Andrew Abrams. There are no other family relationships between any Executive Officers or Directors of the Company.

ITEM 2. PROPERTIES

The Company, through its Real Estate Segment, owns its corporate headquarters building, which contains approximately 65,880 square feet of leasable office space. The building is located in the North x Northwest Office Park, 1945 The Exchange, in suburban Atlanta, Georgia. The Parent Company and all the operating segments have their main offices located in this building. In addition to the 25,928 square feet of offices leased by Abrams entities, the remaining 39,952 square feet is leased to unrelated tenants. The Company through its Energy Services Segment leases 5,000 square feet of space for a warehouse through a lease that expires in March 2007.

     The Company also owns a vacant former manufacturing and warehouse facility located in Atlanta, Georgia. The Company owns, or has an interest in, the following properties:

     OWNED SHOPPING CENTERS

As of April 30, 2005, the Company’s Real Estate Segment owned three shopping centers, two that it developed and one that it acquired. The following chart provides relevant information relating to the owned shopping centers:

			Percentage			Rental		Principal
			of Square	Calendar		Income		Amount of
		Leasable	Footage	Year(s)		Per Leased	Debt	Debt
		Square	Leased as of	Placed in	Rental	Square	Service	Outstanding
		Feet in	April 30,	Service by	Income	Foot	Payments	as of April 30,
Location	Acres	Building(s)	2005	Company	2005	2005(1)	2005(2)	2005(3)
1075 W. Jackson Street	7.3	92,120	100	1980, 1992	$484,528	$5.26	$405,114	$2,142,245
Morton, IL(4)

2500 Airport Thruway	8.0	87,543	100	1980, 1988	441,286	5.04	391,229	1,083,104
Columbus, GA(4)(5)

8106 Blanding Blvd.	18.8	174,220	96	1999	1,600,752	9.57	709,300	7,689,706
Jacksonville, FL(6)

(1)	Calculated by dividing rental income by leased square feet in building, as of April 30, 2005.

(2)	Includes principal and interest.

(3)	The Company’s liability for repayment is limited by exculpatory provisions to its interest in the respective mortgaged properties.

(4)	Land is leased, not owned.

(5)	The center in Columbus, Georgia, is owned by Abrams-Columbus Limited Partnership, in which Abrams Properties, Inc. serves as general partner and owns an 80% interest.

(6)	Originally developed by third parties in 1985.

     The Company’s former shopping centers located in Cincinnati, Ohio, and Jackson, Michigan, were sold at gains in February 2005 and April 2005, respectively. These properties are not included above.

ABRAMS INDUSTRIES 3

     The two centers located in Morton, Illinois, and Columbus, Georgia, are leased exclusively to Kmart. The Kmart lease in Columbus, Georgia, expires in 2008 and Kmart has ten five-year renewal options. The Kmart lease in Morton, Illinois, expires in 2016 and Kmart has eight five-year renewal options. Anchor tenant lease terms for the center in Jacksonville, Florida, is shown in the following table:

		Lease	Options
Anchor	Square	Expiration	to
Tenant(1)	Footage	Date	Renew
Harbor Freight Tools	12,500	2012	4 for 5 years each

Publix(2)	85,560	2010	6 for 5 years each

Office Depot	22,692	2008	2 for 5 years each

(1)	A tenant is considered to be an “Anchor Tenant” if it leases 12,000 square feet or more for an initial lease term in excess of five years.

(2)	Tenant has subleased the premises to Floor and Decor Outlets, but remains liable for the lease until the expiration date.

     With the exception of the Kmart lease in Columbus, Georgia, and the Harbor Freight Tools lease in Jacksonville, Florida, all of the anchor tenant leases and many of the small shop leases provide for contingent rentals if sales generated by the respective tenant in the leased space exceed specified amounts. In some cases, contingent rentals are subject to certain rights of offset for the amounts that the ad valorem taxes exceed specified amounts. In fiscal 2005, the Company recognized $21,303 in contingent rent, net of offsets from owned shopping centers, which amounts are included in the aggregate rentals set forth above.

     Typically, tenants are responsible for their pro rata share of ad valorem taxes (subject to the rights of offset against contingent rents mentioned above), insurance and common area maintenance costs. Kmart has total responsibility for maintenance, insurance and taxes for the centers in Morton, Illinois, and Columbus, Georgia.

     OFFICE BUILDINGS

The Company, through its Real Estate Segment, owns three office properties in metropolitan Atlanta, Georgia: the corporate headquarters building located at 1945 The Exchange, in Atlanta; an office park in Marietta; and a professional medical office building in Douglasville. The following chart provides pertinent information relating to the office buildings:

			Percentage			Rental		Principal
			of Square	Calendar		Income		Amount of
		Leasable	Footage	Year(s)		Per Leased	Debt	Debt
		Square	Leased as of	Placed in	Rental	Square	Service	Outstanding
		Feet in	April 30,	Service by	Income	Foot	Payments	as of April 30,
Location	Acres	Building(s)	2005	Company	2005	2005(1)	2005(2)	2005(3)
1945 The Exchange	3.12	65,880	100	1997	$1,236,524	$18.77	$443,654	$4,709,928
Atlanta, GA(3)

1501-1523	8.82	121,476	69	1997	1,336,856	15.95	538,925	5,972,934
Johnson Ferry Rd.
Marietta, GA(4)

4586 Timber Ridge Dr.	2.534	28,400	100	2004	648,635	22.84	295,473	2,886,433
Douglasville, GA

(1)	Calculated by dividing rental income by leased square feet in building, as of April 30, 2005.

(2)	Includes principal and interest.

(3)	The Company’s corporate headquarters building of which the Company leases approximately 25,928 square feet. Rental income includes $514,142 of intercompany rent at a competitive rate paid by the Parent Company and the Energy Facilities and Solutions, Energy Services and Real Estate Segments. The building was originally developed by third parties in 1974 and acquired and re-developed by the Company in 1997.

(4)	The Company, through a subsidiary of its Real Estate Segment, is the lessee of 10,661 square feet of space under a master lease agreement to satisfy a condition required by the lender of which 5,445 square feet has been leased to third parties as of April 30, 2005. Rental income includes $13,696 of intercompany rent at a competitive rate paid by the Real Estate Segment. The building was originally developed by third parties in 1980 and 1985.

ABRAMS INDUSTRIES 4

PART I (continued)

     LEASEBACK SHOPPING CENTERS

The Company, through its Real Estate Segment, has a leasehold interest in five shopping centers that it developed, sold, and leased back under leases expiring from years 2006 to 2014. Each of the centers is subleased by the Company entirely to Kmart Corporation. The Kmart subleases provide for contingent rentals if sales exceed specified amounts and contain nine five-year renewal options, except Jacksonville, Florida, which has eight five-year renewal options. The Company’s leases with the fee owners contain renewal options coextensive with Kmart’s renewal options.

     Kmart is responsible for insurance and ad valorem taxes, but has the right to offset against contingent rentals for any ad valorem taxes paid in excess of specified amounts. In fiscal 2005, the Company recognized $33,059 in contingent rentals, net of offsets, from leaseback shopping centers, which amounts are included in the aggregate annual rentals set forth below. The Company has responsibility for structural and roof maintenance of the buildings. The Company also has responsibility for underground utilities, parking lots and driveways, except for routine upkeep, which is the responsibility of the subtenant, Kmart. The Company’s leases contain exculpatory provisions, which limit the Company’s liability for payments to its interest in the respective leases.

     The following chart provides certain information relating to the leaseback shopping centers:

		Square	Calendar Years	Rental	Rental Income	Rent
		Feet in	Placed in Service	Income	per Square Foot	Expense
Location	Acres	Building(s)	by Company	2005	2005(1)	2005
Bayonet Point, FL	10.8	109,340	1976, 1994	$343,059	$3.14	$269,564

Orange Park, FL	9.4	84,180	1976	264,000	3.14	226,796

Davenport, IA	10.0	84,180	1977	255,308	3.03	204,645

Jacksonville, FL	11.6	97,032	1979	303,419	3.13	258,858

Richfield, MN	5.7	74,217	1979	300,274	4.05	241,904

(1)	Calculated by dividing rental income by square feet in building.

     The Company’s interest in the leaseback shopping center in Minneapolis, Minnesota, was sold at a gain in September 2004. This leaseback shopping center is not included above.

     REAL ESTATE HELD FOR FUTURE DEVELOPMENT, LEASE OR SALE

The Company, through its Real Estate Segment, owns the following real estate, which is held for future development, lease or sale:

		Calendar Year
		Development
Location	Acres	Completed	Intended Use(1)
Dixie Highway	4.7	1979	Retail anchor store and/or shops
Louisville, KY

Mundy Mill Road	5.3	1987	Commercial development pads or up to four outlots
Oakwood, GA

North Cleveland Avenue	10.6	1993	Four outlots and a site for retail anchor stores or shops(3)
North Fort Myers, FL

Metropolitan Parkway	3.6	(4)	Warehouse, industrial or commercial building, or loft redevelopment
Atlanta, GA(2)

(1)	“Outlot” as used herein refers to a small parcel of land platted separately from the shopping center parcel, which is generally sold to, leased to, or developed as, a fast-food restaurant, bank, small retail shops, or other similar use.

(2)	Land and building, originally utilized by the Company as a manufacturing and warehouse facility; owned by AFC Real Estate, Inc., formerly known as Abrams Fixture Corporation.

(3)	One outlot is currently under contract to be sold at a gain in fiscal 2006. There can be no assurance that the contract will close.

(4)	The Company assembled the property in a series of transactions. The building was developed by third parties prior to 1960.

     There is no debt on any of the above properties. The Company will either develop the properties described above or will continue to hold them for sale or lease to others.

     For further information on the Company’s properties, see Notes 4, 6, 8 and 9 to the consolidated financial statements, and “SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION.”

ABRAMS INDUSTRIES 5

ITEM 3. LEGAL PROCEEDINGS

The Company is subject to various legal proceedings and claims that arise in the ordinary course of business. While the resolution of these matters cannot be predicted with certainty, the Company believes that the final outcome of these matters will not have a material adverse effect on the Company’s financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

					Dividends Paid
	Market Prices				Per Share
	Fiscal 2005		Fiscal 2004		Fiscal 2005	Fiscal 2004
	High	Low	High	Low
	Trade	Trade	Trade	Trade
First Quarter	$4.50	$3.76	$4.05	$3.46	$.20	$.04
Second Quarter	4.05	3.57	4.80	3.57	.04	.04
Third Quarter	6.80	3.21	4.49	3.30	.04	.04
Fourth Quarter	7.60	4.04	4.75	3.80	.04	.04

The Common Stock of Abrams Industries, Inc. is traded on the NASDAQ National Market System (Symbol: ABRI). The approximate number of holders of Common Stock was 475 (including shareholders of record and shares held in street name) as June 30, 2005. The Company did not repurchase any of the shares of its Common Stock during its fiscal year ended April 30, 2005.

     The information contained under the heading “Equity Compensation Plan” in the Company’s definitive proxy materials for its 2005 Annual Meeting of Shareholders will be filed with the Securities and Exchange Commission under a separate filing, and is hereby incorporated by reference.

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

ABRAMS INDUSTRIES 6

PART II (continued)

ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth selected financial data for the Company and should be read in conjunction with the consolidated financial statements and the notes thereto:

Years Ended April 30,	2005	2004	2003		2002	2001
Net Earnings (Loss)(1)	$1,800,358	$(1,850,126)		$(1,073,524)	$811,774	$676,172
Net Earnings (Loss)—Continuing Operations	$(1,503,773)	$(2,757,405)		$(2,209,329)	$(1,834,746)	$(2,130,343)
Net Earnings—Discontinued Operations	$3,304,131	$907,279		$1,135,805	$2,646,520	$2,806,515
Net Earnings (Loss) Per Share(1)	$.56	$(.62)		$(.37)	$.28	$.23
Net Earnings (Loss) Per Share— Continuing Operations	$(.47)	$(.93)		$(.76)	$(.63)	$(.72)
Net Earnings Per Share— Discontinued Operations	$1.03	$.31		$.39	$.91	$.95
Consolidated Revenues—Continuing Operations	$22,795,356	$12,382,949		$10,523,063	$10,968,909	$7,363,993
Shares Outstanding at Year-End	3,209,113	3,180,340		2,914,351	2,909,079	2,943,303
Cash Dividends Paid Per Share	$.32	$.16		$.16	$.16	$.16
Shareholders’ Equity	$20,913,411	$19,997,527		$21,257,952	$22,778,876	$22,505,543
Shareholders’ Equity Per Share	$6.52	$6.29		$7.29	$7.83	$7.65
Working Capital	$10,450,202	$7,207,333		$7,638,091	$9,875,096	$11,442,348
Depreciation and Amortization— Continuing Operations(2)	$1,934,240	$1,496,764		$1,402,540	$2,182,487	$1,844,898
Total Assets	$57,067,172	$61,876,019		$73,797,098	$91,784,369	$97,619,685
Income-Producing Properties and Property and Equipment, net(3)	$25,249,872	$25,473,921		$22,213,811	$22,978,183	$23,338,000
Long-Term Debt(4)	$25,354,607	$25,009,560		$21,154,042	$21,556,295	$22,512,334
Variable Rate Debt(4)(5)	$1,000,000	$1,000,000	$		$4,596,683	$4,852,919
Return on Average Shareholders’ Equity(1)	8.8%	(9.0)%		(4.9)%	3.6%	3.0%
(1)	Includes continuing operations, discontinued operations and extraordinary items, if any.

(2)	Depreciation and amortization for sold properties have been reclassified as discontinued operations and, therefore, are not included.

(3)	Does not include property held for sale or real estate held for future development or sale.

(4)	Does not include debt associated with discontinued operations.

(5)	Includes short-term and long-term debt.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     INTRODUCTION

The Company is organized into three operating segments: Energy and Facilities Solutions, Energy Services, and Real Estate. The Company continues to seek to add new service offerings. The Company is pursuing this strategy partially through selective acquisitions.

     The Company also formerly provided commercial construction services as a general contractor and reported a fourth operating segment, Construction. The Company made the decision to discontinue its operations as a general contractor in the fourth quarter of fiscal 2004. In accordance with SFAS 144, the Construction Segment has been classified as a discontinued operation and is no longer reported as a separate operating segment, but is reported as discontinued operations. All amounts in this Annual Report on Form 10-K have been restated so they are consistent with the current presentation.

ABRAMS INDUSTRIES 7

     In “RESULTS OF OPERATIONS” below, changes in revenues, costs and expenses, and selling, general and administrative expenses from period to period are analyzed on a segment and consolidated basis. For net earnings and similar profit information on a consolidated basis, please see “ITEM 6. SELECTED FINANCIAL DATA” above or the Company’s consolidated financial statements. Pursuant to SFAS 144, the figures shown in the following charts for all periods presented do not include Real Estate Segment revenues, cost and expenses, and selling, general and administrative expenses generated by certain owned income-producing properties which have been sold; such amounts have been reclassified to discontinued operations.

     RESULTS OF OPERATIONS

REVENUES

Revenues from continuing operations for fiscal 2005 were $22,795,356, compared to $12,382,949 and $10,523,063, for fiscal 2004 and fiscal 2003, respectively. This represents an increase in revenues of 84% in 2005 and 18% in 2004. Revenues include interest income of $79,587, $8,264, and $36,274, for 2005, 2004, and 2003, respectively, and other income of $79,854, $122,423, and $65,172, for 2005, 2004, and 2003, respectively. The figures in Chart A below, however, do not include interest income, other income or intersegment revenues. When more than one segment is involved, revenues are reported by the segment that sells the product or service to an unaffiliated purchaser.

REVENUES FROM CONTINUING OPERATIONS SUMMARY BY SEGMENT

CHART A

(Dollars in Thousands)

	Years Ended				Years Ended		Increase
	April 30,		Increase		April 30,		(Decrease)
	2005	2004	Amount	Percent	2004	2003	Amount	Percent
Energy and Facilities Solutions(1)	$3,487	$2,962	$525	18	$2,962	$2,900	$62	2
Energy Services(2)	9,588	2,602	6,986	NA	2,602	—	2,602	NA
Real Estate(3)	9,561	6,688	2,873	43	6,688	7,522	(834)	(11)

Total	$22,636	$12,252	$10,384	85	$12,252	$10,422	$1,830	18

(1)	Revenues for the Energy and Facilities Solutions Segment increased $525,000 or 18% for fiscal 2005 compared to the same period in fiscal 2004, primarily due to:

a)	an increase in revenues from engineering services and proprietary web/wireless software products of $630,000 derived from contributions from the business and assets of iTendant, Inc. and Building Performance Engineers, Inc., respectively, which were acquired in April 2004 and May 2004, respectively; and

b)	a net increase in revenues from existing proprietary software products of $49,000; partially offset by:

c)	a decrease in hardware sales of $154,000.

(2)	The Energy Services Segment was formed in December 2003, and therefore, a comparison of the change between the periods would not be meaningful.

(3)	Real estate revenues from continuing operations increased $2,873,000 or 43% for fiscal 2005 compared to the same period in fiscal 2004, primarily due to:

a)	the sale of the Company’s Kmart leaseback interest in a shopping center in Minneapolis, Minnesota, for $2,250,000 in October 2004. There were no leaseback sales in fiscal 2004;

b)	the sale of an outparcel located in North Fort Myers, Florida, for $515,000 in January 2005. There were no land sales in fiscal 2004;

c)	an increase in rental revenues of $591,000 related to the acquisition of the professional medical office building in Douglasville, Georgia, in April 2004; partially offset by:

d)	a decrease in the leaseback income of $202,000 related to the sale mentioned in (a) above; and

e)	a decrease in leaseback income of $128,000 related to another Kmart leaseback that was assigned by the Company in October 2003 to the fee owner.

     Real estate revenues from continuing operations decreased $834,000 or 11% for fiscal 2004 compared to the same period in fiscal 2003 primarily due to revenues from sales of land of $860,000 in fiscal 2003, which resulted from the sale of an outparcel in Jackson, Michigan, and an outparcel and an anchor store pad in Davenport, Iowa. There were no sales of land in fiscal 2004.

ABRAMS INDUSTRIES 8

PART II (continued)

     COST AND EXPENSES: APPLICABLE TO REVENUES

As a percentage of total segment revenues (See Chart A), the applicable total segment costs and expenses applicable to revenues (See Chart B) of $13,624,384 for fiscal 2005, $7,759,903 for fiscal 2004, and $6,340,798 for fiscal 2003, were 60%, 63%, and 61%, respectively. In reviewing Chart B, the reader should recognize that the volume of revenues generally will affect the amounts and percentages.

COSTS AND EXPENSES: APPLICABLE TO REVENUES FROM CONTINUING OPERATIONS SUMMARY BY SEGMENT

CHART B

(Dollars in Thousands)

				Percent of
				Segment Revenues
	Years Ended			For Years Ended
	April 30,			April 30,
	2005	2004	2003	2005	2004	2003
Energy and Facilities Solutions(1)	$2,026	$1,630	$1,573	58	55	54
Energy Services(2)	6,395	1,822	—	67	70	—
Real Estate(3)	5,203	4,308	4,767	54	64	63

Total	$13,624	$7,760	$6,340	60	63	61

(1)	The increase in the dollar amount for fiscal 2005 compared to the same period of fiscal 2004 is directly related to the increase in revenues. The change in the percentage of costs and expenses applicable to revenues from continuing operations of the Energy and Facilities Solutions Segment for all periods presented is primarily the result of a change in the mix of services and products.

(2)	The Energy Services Segment was formed in December 2003.

(3)	Costs and expenses from continuing operations increased $895,000 or 21 % for fiscal 2005 compared to the same period in fiscal 2004, primarily due to:

a)	the cost of sale of real estate of $324,000, related to an outparcel in North Fort Myers, Florida, in January 2005. There were no land sales in fiscal 2004; and

b)	rental operating costs and expenses of $518,000 generated by the Company’s professional medical office building located in Douglasville, Georgia, which was acquired in April 2004; partially offset by:

c)	a decrease in lease costs of $143,000 due to the sale of the Company’s Kmart leaseback interest in the shopping center in Minneapolis, Minnesota.

Costs and expenses as a percentage of revenue for 2005 were 54%, compared to 64% in fiscal 2004. The decrease in the percentage of costs and expenses applicable to Real Estate Segment’s revenues for fiscal 2005 compared to the same period of fiscal 2004, is primarily due to the increased revenues of $2,250,000 that resulted from the sale of the Company’s Kmart leaseback interest in the shopping center in Minneapolis, Minnesota; the cost of the sale was $42,115.

Costs and expenses from continuing operations decreased $459,000 or 10% for fiscal 2004 compared to the same period in fiscal 2003, primarily due to:

a)	the cost of sales of real estate of $860,000 in fiscal 2003, resulting from the sale of an outparcel in Jackson, Michigan, and an outparcel and an anchor store pad in Davenport, Iowa. There were no sales of land in fiscal 2004;

b)	a decrease in lease costs of $141,000 in fiscal 2004 due to a Kmart leaseback that was assigned by the Company in October 2003 to the fee owner; and

c)	the Company no longer outsourcing asset management responsibilities, resulting in a decrease in fiscal 2004 asset management fees in fiscal 2004 of $83,000.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

For fiscal years 2005, 2004, and 2003, selling, general and administrative (“SG&A”) expenses from continuing operations (see Chart C) were $9,337,313, $6,600,411, and $5,611,913, respectively. As a percentage of consolidated revenues from continuing operations, these expenses were 41%, 54%, and 54% in 2005, 2004, and 2003, respectively. In reviewing Chart C, the reader should recognize that the volume of revenues generally affects these amounts and percentages. The percentages in Chart C are based on expenses as they relate to segment revenues in Chart A, with the exception that parent expenses and total expenses relate to consolidated revenues.

ABRAMS INDUSTRIES 9

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES FROM CONTINUING OPERATIONS SUMMARY BY SEGMENT

CHART C

(Dollars in Thousands)

				Percent of
				Segment Revenues
	Years Ended			For Years Ended
	April 30,			April 30,
	2005	2004	2003	2005	2004	2003
Energy and Facilities Solutions(1)	$2,194	$2,424	$1,795	63	82	62
Energy Services(2)	2,221	788	—	23	30	—
Real Estate(3)	1,407	862	835	15	13	11
Parent(4)	3,516	2,526	2,982	16	21	29

Total	$9,338	$6,600	$5,612	41	54	54

(1)	For fiscal 2005 compared to the same period in fiscal 2004, SG&A expenses decreased $230,000 or 9%, primarily due to:

a)	Unlike the prior year’s expense of $267,000, there was no charge to earnings related to a change in estimated useful life of one of the Company’s proprietary facility management software applications;

b)	a decrease in rent expense of $131,000 related to the Energy Facilities and Solutions Segment moving its main offices to the Company’s corporate headquarters; partially offset by:

c)	an increase in bad debt expense related to one customer of $50,000; and

d)	an increase in personnel and personnel related costs of $43,000.

For fiscal 2004 compared to the same period in 2003, SG&A expenses increased $629,000 or 35%, primarily due to:

a)	an increase in the number of personnel and other personnel costs;

b)	a charge to earnings of $267,000 in 2004 related to the change in the estimated useful life of one of the Company’s proprietary facility management software applications; and

c)	an increase in sales and marketing expenditures.

(2)	The Energy Services Segment was formed in December 2003.

(3)	For fiscal 2005 compared to the same period in 2004, SG&A expenses from continuing operations increased $545,000 or 63%, primarily due to:

a)	an increase in personnel and personnel related costs of $138,000; and

b)	an increase of $326,000 related to legal fees and the conclusion of an arbitration matter involving the Company’s former asset manager in December 2004.

On a dollar and percentage basis, SG&A expenses from continuing operations increased $27,000 or 3% for fiscal 2004 compared to the same period in 2003, primarily due to:

a)	an increase in personnel and personnel related costs of $285,000, due to the decision to no longer outsource asset management; partially offset by;

b)	a decrease in legal and professional fees of $242,000.

(4)	SG&A expenses were lower on a percentage basis for fiscal 2005 compared to the same period in 2004 primarily due to the increase in consolidated revenues. On a dollar basis, SG&A expenses increased $990,000 or 39% for fiscal 2005 compared to the same period in 2004, primarily due to:

a)	an increase in incentive compensation of $892,000 tied to the successful achievement of Company-wide earnings and performance goals;

b)	an increase in personnel and other personnel related costs of $107,000;

c)	costs of $222,000 that were previously expensed at each of the operating segments which related to the restructuring of formerly separate accounting functions to a consolidated shared services accounting platform for all operating segments. The majority of the costs were previously expensed at the former Construction Segment; and

d)	an increase of $94,000 in consulting fees related to Sarbanes-Oxley Act of 2002; partially offset by:

e)	a decrease in legal and tax professional fees of $111,000.

On a dollar and percentage basis, SG&A expenses decreased $456,000 or 15% for fiscal 2004, compared to the same period in 2003, primarily due to:

a)	the accrual in fiscal 2003 of an expense of $484,000 related to a retirement agreement, which replaced the previous employment agreement of a former officer and director of the Company; and

b)	a decrease in personnel and personnel related costs of approximately $117,000.

ABRAMS INDUSTRIES 10

PART II (continued)

     INTEREST COSTS

Interest costs expensed of $2,052,931, $2,279,642, and $2,133,131, in 2005, 2004, and 2003, respectively, are primarily related to debt on real estate. There was no capitalized interest in any of the years presented.

     DISCONTINUED OPERATIONS

On April 18, 2005, the Company sold its Company-developed shopping center located in Jackson, Michigan, and recognized a pre-tax gain on sale, net of associated costs, of approximately $4.1 million. On February 9, 2005, the Company sold its shopping center located in Cincinnati, Ohio, and recognized a pre-tax gain of approximately $850,000. As a result of these sales, the Company’s financial statements have been prepared with assets, liabilities, results of operations, cash flows, and the gains from the sales shown as discontinued operations for all periods presented.

     During fiscal 2004, the Company made the decision to discontinue its operations as a general contractor, and pursuant to this decision, all general contracting operating activities have ceased. The former Construction Segment, as a result, has been classified as a discontinued operation, and the assets, liabilities, results of operations and cash flows of the Segment have been reclassified to discontinued operations for all periods presented.

     LIQUIDITY AND CAPITAL RESOURCES

     Working capital increased 45% to $10,450,202 at April 30, 2005, compared to $7,207,333 at April 30, 2004. Operating activities provided cash of $1,194,912, primarily due to the sale of the Company’s Kmart leaseback interest in a shopping center in Minneapolis, Minnesota. The cash balance at April 30, 2005, did not include temporarily restricted cash of $8,272,399, of which $3.489 million was released to the Company and converted to cash in May 2005.

     Investing activities used cash of $9,383,000, primarily due to:

a)	deposit of cash proceeds of $8,272,000 from sales of real estate, which at April 30, 2005, was temporarily held in escrow because the Company intended to acquire two additional income-producing properties, in order to qualify the sales under the Internal Revenue Code Section 1031 for federal income tax deferral. The Company did not complete the acquisition to replace the shopping center located in Cincinnati, Ohio, within the prescribed parameters and, therefore, in May 2005, $3,490,000 held in escrow was released to the Company. In July 2005, the Company elected not to acquire a replacement property for the shopping center located in Jackson, Michigan. The remaining proceeds of $4,782,000 held in escrow will be released to the Company the earlier of filing the Company’s federal tax return or at the end of the statutory holding period in October 2005.

b)	additions to income-producing properties of $581,000;

c)	additions to intangibles of $301,000 related to the software development of the Company’s proprietary web/wireless software;

d)	additions to property and equipment of $310,000 related to the leasehold improvements for both the Energy and Facilities Solutions and Energy Services Segments relocating their main offices to the Company’s corporate headquarters building;

partially offset by:

e)	proceeds of $515,000 from the sale of real estate held for sale or future development.

     Financing activities used cash of $4,019,000, primarily due to:

a)	a cash payment of $2,000,000 utilized in the restructuring of the loan related to the Company’s owned shopping center in Jacksonville, Florida;

b)	scheduled principal payments of mortgage notes and other long-term debt of $969,000; and

c)	cash payments of regular and special dividends of $1,026,000.

     Discontinued operations provided cash of $7,230,000, primarily from:

a)	wind down activities related to the former Construction Segment;

b)	proceeds of $8,241,000 from the sales of the Company’s former shopping center located in Cincinnati, Ohio, and Jackson, Michigan, in February 2005 and April 2005, respectively; partially offset by:

c)	a prepayment penalty of $669,000 related to the early extinguishment of debt as part of the sale of the Company- owned shopping center in Jackson, Michigan, and the scheduled principal payments of mortgage notes of $2,402,000 related to the two sales mentioned in (b) above.

     The Company anticipates that its existing cash balances, equity, line of credit, potential proceeds from sales of real estate, potential cash flow provided by financing or refinancing of debt obligations, and cash flow generated from operations will, for the foreseeable future, provide adequate liquidity and financial flexibility to meet the Company’s needs to fund working capital, capital expenditures, and investment activities.

ABRAMS INDUSTRIES 11

Acquisitions

In May 2004, the Company acquired the operating business and assets of Building Performance Engineers, Inc. for a purchase price of $337,984, in order to expand the Company’s capabilities in energy efficiency engineering and design. The consideration consisted of: 21,126 newly-issued shares of the Company’s Common Stock, with a fair value of $94,906, at the date of the acquisition; a non-interest bearing note payable in the amount of $150,000 (discounted to $136,500); and cash of $106,578 (including direct acquisition expenses).

Dispositions Of Real Estate Assets

On April 18, 2005, the Company closed on the sale of its shopping center located in Jackson, Michigan, for a sales price of $7.4 million, resulting in a pre-tax gain of approximately $4.1 million. After selling expenses, repayment of mortgage note payable and other associated costs, the sale generated net cash proceeds of approximately $4.78 million. The Company had intended to use proceeds from this sale to acquire an additional income-producing property and qualify the sale under the Internal Revenue Code Section 1031 for federal income tax deferral, by placing the proceeds with a third party intermediary. In July 2005, the Company elected not to acquire a replacement income-producing property. Proceeds of $4.78 million are included in temporarily restricted cash held in escrow at April 30, 2005, in the Company’s accompanying balance sheet and will be released to the Company the earlier of filing the Company’s federal tax return or at the end of the statutory holding period in October 2005.

     On February 9, 2005, the Company closed on the sale of its shopping center located in Cincinnati, Ohio, for a sales price of $3.6 million, resulting in a pre-tax gain of approximately $850,000. After selling expenses, the sale generated net cash proceeds of $3.45 million. The Company had intended to use the net proceeds from this sale to acquire an additional income-producing property and qualify for Section 1031 federal income tax deferral by placing the proceeds with a third party intermediary; however, the Company did not consummate an acquisition of an income-producing property, and the proceeds of approximately $3.49 million were subsequently released to the Company in May 2005.

     On January 31, 2004, the Company closed on the sale of one of its outparcels located in North Fort Myers, Florida, for a sales price of $515,000, resulting in a pre-tax gain of approximately $191,000. After selling expenses, the sale generated net cash proceeds of approximately $468,000.

     On September 29, 2004, the Company closed on the sale of its Kmart leaseback interest in a shopping center in Minneapolis, Minnesota, for a sales price of $2.25 million, resulting in a pre-tax gain of approximately $2.2 million and net cash proceeds of approximately $2.2 million.

Debt Restructuring

The Company restructured the loan on the Company-owned shopping center in Jacksonville, Florida. The Company paid the lender $1.5 million as payment in full of the Additional Interest Agreement, which was then terminated. The loan principal amount was reduced by $474,042. The newly restructured loan initial principal amount was $7.8 million; the loan bears interest at 6.125% and will be amortized until it matures on July 1, 2029, although the loan may be called by the lender for early repayment any time after July 1, 2011, upon thirteen months’ prior notice. As a result of the loan restructuring, the Company’s annual debt service payment for the shopping center was reduced by $299,448.

Secured Line Of Credit

The Company has a commitment from a bank for a secured line of credit in the amount of $1.5 million, of which a total of $300,000 is restricted to secure a letter of credit described in the next paragraph. The bank line of credit is secured by the Company’s investment in a short-term securities bond of $2.0 million that matures in April 2006. The Company can borrow an amount not to exceed 75% of the current market value of the bond. The line of credit bears interest at the prime rate or LIBOR plus 2%, and has a commitment fee of .375% on any unused portion. The bank line of credit expires January 31, 2006. As of April 30, 2005, there were no amounts outstanding on this line of credit.

     In conjunction with the refinancing of a mortgage on an income-producing property in July 2002, the Company is required to provide for potential future tenant improvement expenses and lease commissions through additional collateral, in the form of a letter of credit, in the amount of $150,000 from July 17, 2002 through July 16, 2005, $300,000 from July 17, 2005 through July 16, 2008, and $450,000 from July 17, 2008 through August 1, 2012. The letter of credit, currently $300,000, is secured by the bank line of credit, as discussed in the paragraph above.

Repurchases Of Common Stock

In March 2005, the Company’s Board of Directors authorized the repurchase of up to 50,000 shares of the Company’s stock in the twelve-month period beginning March 6, 2005, and ending on March 5, 2006. Any such purchases, if made, could be in the open market at prevailing prices or in privately negotiated transactions. The Company did not repurchase any shares in the period between May 1, 2004, and June 30, 2005.

ABRAMS INDUSTRIES 12

PART II (continued)

     OTHER COMMITMENTS AND CONTINGENCIES

The Company’s other commitments primarily include operating leases for its leaseback shopping centers, as described in “ITEM 2. PROPERTIES.” The Company has no long-term commitments to purchase building materials or other supplies.

     CONTRACTUAL OBLIGATIONS

A summary of the Company’s contractual obligations at April 30, 2005, are as follows:

	Payment Due by Period
		Less than			More than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
Contractual Obligations Mortgage notes payable(1)	$24,484,350	$917,161	$7,725,791	$1,348,775	$14,492,623
Operating leases(2)	3,491,234	1,176,918	1,064,493	667,997	581,826
Other long-term debt	2,034,407	246,989	512,418	125,000	1,150,000
Long-term obligations	222,000	96,000	126,000	—	—
Capital lease obligations	10,557	10,557	—	—	—

Total	$30,242,548	$2,447,625	$9,428,702	$2,141,772	$16,224,449

(1)	Regularly scheduled principal amortization payments and final payments due upon maturity.

(2)	Future minimum rental payments on leaseback shopping centers and ground leases.

     EFFECTS OF INFLATION ON REVENUES AND OPERATING PROFITS

The effects of inflation upon the Company’s operating results are varied. Inflation in recent years has been modest and has had minimal effect on the Company.

     The Energy and Facilities Solutions Segment generally has contracts that are renewed on an annual basis. At the time of renewal, contract fees may be increased, subject to customer approval. As inflation impacts the Company’s costs, primarily labor, the Company could seek a price increase for its contracts in order to protect its profit margin.

     The Energy Services Segment typically engages in contracts of short duration with fixed prices, which normally will minimize any erosion of its profit margin due to inflation. As inflation impacts the Company’s costs, primarily labor and materials, the Company could seek a price increase for subsequent contracts to protect its profit margin.

     In the Real Estate Segment, many of the anchor retail tenant leases are long-term (original terms over 20 years), with fixed rents, and most retail leases have contingent rent provisions by which the Company may earn additional rent as a result of increases in tenants’ sales over specified targets. In many cases, however, the contingent rent provisions permit the tenant to offset against contingent rents any increases in the tenant’s share of ad valorem taxes above a specified amount. If inflation were to rise, ad valorem taxes would probably increase as well, which, in turn, could cause a decrease in the contingent rents. Furthermore, the Company has certain repair obligations, and the costs of repairs generally increase with inflation.

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

Revenue Recognition

Energy and facilities solutions revenues primarily consist of services and product sales. Revenues are recognized as services are rendered, and depending upon the product type and customer agreement, product sales are recognized when products are installed or when products are delivered.

ABRAMS INDUSTRIES 13

     Energy services revenues are reported on the percentage-of-completion method, using costs incurred to date in relation to estimated total costs of the contracts, to measure the stage of completion. Original contract prices are adjusted for change orders in the amounts that are reasonably estimated based on the Company’s historical experience. The cumulative effects of changes in estimated total contract costs and revenues (change orders) are recorded in the period in which the facts requiring such revisions become known, and are accounted for using the percentage-of-completion method. At the time it is determined that a contract is expected to result in a loss, the entire estimated loss is recorded.

     The Company leases space in its income-producing properties to tenants, and recognizes minimum base rentals as revenue on a straight-line basis over the lease terms. Tenants may also be required to pay additional rental amounts based on property operating expenses. In addition, certain retail tenants are required to pay incremental rental amounts, which are contingent on their store sales. These percentage rents are recognized only if and when earned.

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

     Property and equipment are recorded at cost, and are depreciated for financial reporting purposes using the straight-line method over the estimated useful lives of the assets. Significant additions that extend asset lives are capitalized. Normal maintenance and repair costs are expensed as incurred. Interest and other carrying costs related to real estate assets under construction are capitalized. Other costs of development and construction of real estate assets are also capitalized. Capitalization of interest and other carrying costs are discontinued when a project is substantially completed or if active development ceases. The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount or as asset may not be recoverable.

Valuation Of Goodwill And Other Intangible Assets

Goodwill and intangible assets with indefinite lives are required to be reviewed for impairment on an annual basis or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset to future net discounted cash flows expected to be generated by the asset. The most significant assumptions in the impairment analysis are revenue growth and discount rate. If an asset is determined to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the asset’s estimated fair value. Assets to be disposed of are reported at the lower of their carrying amount or estimated fair value less costs to sell.

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

Discontinued Operations

The Company adopted SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, effective May 1, 2002, which requires among other things, that the gains and losses from the disposition of certain income-producing real estate assets, liabilities, operating results, and cash flows be reflected as discontinued operations in the financial statements for all periods presented. Although net earnings is not affected, the Company has reclassified results previously included in continuing operations to discontinued operations for qualifying dispositions under SFAS 144.

ABRAMS INDUSTRIES 14

PART II (continued)

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (“SFAS”) No. 123(R) which replaces SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. SFAS No. 123(R) applies to all transactions involving the issuance, by the Company, of its own equity securities (stock, stock options, or other equity instruments) in exchange for goods or services, including employee services. It requires that all stock option awards to employees be expensed by the Company over any related vesting period. As of the effective date, the Company will apply this standard using the modified prospective method. Under this method, the Company records compensation expense for all awards it grants after the date it adopts the standard. In addition, as of the effective date, the Company will be required to record compensation expense for the unvested portion of the previously granted awards that remain outstanding at the date of adoption. SFAS No. 123(R) is effective for the Company as of May 1, 2006. The adoption of this statement is not expected to have a material effect on the Company’s financial position or results of operations.

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

     Factors relating to general global, national, regional, and local economic conditions, including international political stability, national defense, homeland security, employment levels, wage and salary levels, consumer confidence, availability of credit, taxation policies, the Sarbanes-Oxley Act, SEC reporting requirements, fees paid to vendors in order to remain in compliance with Sarbanes-Oxley Act and SEC requirements, interest rates, capital spending, and inflation could negatively impact the Company and its customers, suppliers, and sources of capital. Any significant negative impact from these factors could result in material adverse effects on the Company’s results of operations and financial condition.

     The Company is at risk for many other matters beyond its control, including, but not limited to: the possible impact, if any, on revenues due to the ultimate disposition of legal proceedings in which the Company is involved, including matters described in previous SEC reports; the potential loss of significant customers; co-tenancy provisions in anchor tenant leases; the Company’s ability to sell or refinance its real estate; the possibility of not achieving projected backlog revenues or not realizing earnings from such revenues; the cost and availability of insurance; the ability of the Company to attract and retain key personnel; weather conditions; changes in laws and regulations, including changes in accounting standards, generally accepted accounting principles, and regulatory requirements of the SEC and NASDAQ; overall vacancy rates in the markets where the Company leases retail and office space; overall capital spending trends in the economy; the timing and amount of earnings recognition related to the possible sale of real estate properties held for sale; delays in or cancellations of customers’ orders; the level and volatility of energy prices; the level and volatility of interest rates; the failure of a subcontractor to perform; and the deterioration in the financial stability of an anchor tenant, significant subcontractor or other significant customer.

ABRAMS INDUSTRIES 15

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s major market risk exposure arises from changes in interest rates and the resulting impact on variable rate debt instruments. The Company has variable rate debt of $1 million. In addition, the Company has interest rate risk associated with fixed rate debt. The Company’s objectives in interest rate risk management are to limit the negative impact of interest rates on earnings and cash flows and to lower overall borrowing costs. To achieve its objectives, the Company borrows at fixed rates when it believes it is in its best interests to do so, and may enter into derivative financial instruments, such as interest rate swaps and caps, in order to limit its exposure to interest rate fluctuations. The Company does not enter into derivative or interest rate transactions for speculative purposes. There were no derivative contracts in effect at April 30, 2005, or April 30, 2004.

     The following table summarizes information related to the Company’s market risk sensitive debt instruments as of April 30, 2005:

	Expected Maturity Date
	Fiscal Year Ending April 30
	(Dollars in Thousands)							Estimated
						There-		Fair
	2006	2007	2008	2009	2010	after	Total	Value
Fixed rate debt	$1,175	1,223	7,015	704	770	14,643	$25,530	$27,278
Average interest rate	7.3%	7.4%	7.4%	7.9%	7.9%	8.1%

Variable rate debt(1)	$—	—	—	—	—	1,000	$1,000	$1,000

(1)	Interest on variable rate debt is based on prime rate plus 1.5%.

     The estimated fair value of our debt as of April 30, 2005, is based on a discounted cash flow analysis using current borrowing rates for debt with similar terms and remaining maturities. Such fair value is subject to changes in interest rates. Generally, the fair value will increase as interest rates fall and decrease as interest rates rise.

ABRAMS INDUSTRIES 16

     REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Abrams Industries, Inc.:

We have audited the accompanying consolidated balance sheets of Abrams Industries, Inc. and subsidiaries (the “Company”) as of April 30, 2005, and 2004, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended April 30, 2005. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Abrams Industries, Inc. and subsidiaries as of April 30, 2005, and 2004, and the results of their operations and their cash flows for each of the three years in the period ended April 30, 2005, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule for 2005, 2004, and 2003 when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Deloitte & Touche LLP

Atlanta, Georgia
July 25, 2005

ABRAMS INDUSTRIES 17

CONSOLIDATED BALANCE SHEETS

	April 30,
	2005	2004
ASSETS
CURRENT ASSETS:
Cash and cash equivalents (Notes 3 and 19)	$1,402,645	$6,379,679
Temporarily restricted cash held in escrow (Notes 3 and 19)	8,272,399	—
Short-term investment	2,000,000	200,000
Receivables:
Trade accounts and notes, net of allowance for doubtful accounts of $61,301 in 2005, and $48,512 in 2004	590,757	685,496
Contracts, net of allowance for doubtful accounts of $8,500 in 2005, and $0 in 2004, including retained amounts of $163,104 in 2005, and $52,262 in 2004 (Note 5)	2,061,273	1,063,766
Assets of discontinued operations (Note 4)	103,632	4,280,080
Costs and earnings in excess of billings (Note 5)	312,781	513,919
Deferred income taxes (Note 10)	552,953	623,001
Other (Note 2)	890,522	606,460

Total current assets	16,186,962	14,352,401

INCOME-PRODUCING PROPERTIES, net (Notes 6 and 8)	24,413,645	24,881,247
ASSETS OF DISCONTINUED OPERATIONS (Note 4)	—	5,056,968
PROPERTY AND EQUIPMENT, net (Note 7)	836,227	592,674
OTHER ASSETS:
Real estate held for future development or sale	3,692,731	3,970,498
Intangible assets, net (Note 16)	3,164,272	3,256,021
Goodwill (Note 16)	5,458,717	4,998,242
Investment held to maturity	—	2,000,000
Other (Note 2)	3,314,618	2,767,968

	$57,067,172	$61,876,019

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Trade and subcontractors payables, including retained amounts of $13,903 in 2005, and $13,254 in 2004	$888,397	$648,676
Accrued expenses	1,861,348	2,157,607
Accrued incentive compensation	1,089,369	—
Billings in excess of costs and earnings (Note 5)	526,512	98,439
Liabilities of discontinued operations (Note 4)	196,427	3,129,902
Current maturities of long-term debt	1,174,707	1,110,444

Total current liabilities	5,736,760	7,145,068

DEFERRED INCOME TAXES (Note 10)	3,460,151	2,677,141
LIABILITIES OF DISCONTINUED OPERATIONS (Note 4)	—	2,402,093
OTHER LIABILITIES	1,602,243	4,644,630
MORTGAGE NOTES PAYABLE, less current maturities (Note 8)	23,567,189	23,107,775
OTHER LONG-TERM DEBT, less current maturities (Note 9)	1,787,418	1,901,785

Total liabilities	36,153,761	41,878,492

COMMITMENTS AND CONTINGENCIES (Notes 8, 9 and 17)
SHAREHOLDERS’ EQUITY (Note 12):
Common stock, $1 par value; 5,000,000 shares authorized; 3,357,601 issued and 3,209,113 outstanding in 2005, 3,327,628 issued and 3,180,340 outstanding in 2004,	3,357,601	3,327,628
Additional paid-in capital	3,067,982	2,963,874
Deferred stock compensation	(14,162)	(26,855)
Retained earnings	15,186,932	14,412,663
Treasury stock (common shares) of 148,488 in 2005, and 147,288 in 2004	(684,942)	(679,783)

Total shareholders’ equity	20,913,411	19,997,527

	$57,067,172	$61,876,019

See accompanying notes to consolidated financial statements.

ABRAMS INDUSTRIES 18

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended April 30,
	2005	2004	2003
REVENUES:
Energy and facilities solutions	$3,486,980	$2,962,308	$2,900,191
Energy services	9,587,875	2,602,025	—
Rental income	9,046,060	6,687,929	6,661,865
Real estate sales	515,000	—	859,561
Interest	79,587	8,264	36,274
Other	79,854	122,423	65,172

	22,795,356	12,382,949	10,523,063

COSTS AND EXPENSES:
Energy and facilities solutions	2,026,179	1,629,687	1,573,426
Energy services	6,395,380	1,821,869	—
Rental property operating expenses, excluding interest	4,878,446	4,308,347	4,471,559
Cost of real estate sold	324,379	—	295,813

	13,624,384	7,759,903	6,340,798

Selling, general and administrative	9,337,313	6,600,411	5,611,913
Loss on extinguishment of debt	218,071	—	—
Interest costs incurred	2,052,931	2,279,642	2,133,131

	25,232,699	16,639,956	14,085,842
LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(2,437,343)	(4,257,007)	(3,562,779)

INCOME TAX BENEFIT (Note 10):
Current	—	—	(171,907)
Deferred	(933,570)	(1,499,602)	(1,181,544)

	(933,570)	(1,499,602)	(1,353,451)

LOSS FROM CONTINUING OPERATIONS	(1,503,773)	(2,757,405)	(2,209,328)

DISCONTINUED OPERATIONS (Note 4):
Earnings (loss) from discontinued operations, adjusted for applicable income tax expense (benefit) of $(141,420) in 2005, $(629,463) in 2004, and $291,864 in 2003	(305,840)	(1,554,644)	517,818
Gain on sale of income-producing real estate adjusted for applicable income tax expense of $1,977,390 in 2005, $1,510,307 in 2004, and $372,230 in 2003	3,609,971	2,461,923	617,986

EARNINGS FROM DISCONTINUED OPERATIONS	3,304,131	907,279	1,135,804

NET EARNINGS (LOSS)	$1,800,358	$(1,850,126)	$(1,073,524)

NET EARNINGS (LOSS) PER SHARE (Note 13):
From continuing operations—basic and diluted	$(.47)	$(.93)	$(.76)
From discontinued operations—basic and diluted	1.03	.31	.39

Net earnings (loss) per share—basic and diluted	$.56	$(.62)	$(.37)

See accompanying notes to consolidated financial statements.

ABRAMS INDUSTRIES 19

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

			Additional	Deferred
	Common Shares		Paid-In	Stock	Retained	Treasury
	Stock	Amount	Capital	Compensation	Earnings	Stock	Total
BALANCES at April 30, 2002	3,054,439	$3,054,439	$2,135,005	$(12,744)	$18,273,853	$(671,677)	$22,778,876
Net loss	—	—	—	—	(1,073,524)	—	(1,073,524)
Common stock acquired	—	—	—	—	—	(470)	(470)
Common stock issued	5,800	5,800	18,500	(24,300)	—	—	—
Stock compensation expense	—	—	—	20,446	—	(1,800)	18,646
Cash dividends declared— $.16 per share	—	—	—	—	—	(465,576)	(465,576)

BALANCES at April 30, 2003	3,060,239	$3,060,239	$2,153,505	$(16,598)	$16,734,753	$(673,947)	$21,257,952
Net loss	—	—	—	—	(1,850,126)	—	(1,850,126)
Common stock issued	267,389	267,389	810,369	(41,700)	—	—	1,036,058
Stock compensation expense	—	—	—	31,443	—	(5,836)	25,607
Cash dividends declared— $.16 per share	—	—	—	—	(471,964)	—	(471,964)

BALANCES at April 30, 2004	3,327,628	$3,327,628	$2,963,874	$(26,855)	$14,412,663	$(679,783)	$19,997,527
Net earnings	—	—	—	—	1,800,358	—	1,800,358
Common stock issued	29,973	29,973	104,108	(39,175)	—	—	94,906
Stock compensation expense	—	—	—	51,868	—	(5,159)	46,709
Cash dividends declared— $.32 per share	—	—	—	—	(1,026,089)	—	(1,026,089)

BALANCES at April 30, 2005	3,357,601	$3,357,601	$3,067,982	$(14,162)	$15,186,932	$(684,942)	$20,913,411

See accompanying notes to consolidated financial statements.

ABRAMS INDUSTRIES 20

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended
	2005	2004	2003
Cash flows from operating activities:
Net earnings (loss)	$1,800,358	$(1,850,126)	$(1,073,524)
Earnings from discontinued operations, net of tax	(3,304,131)	(907,279)	(1,135,804)
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,934,240	1,496,764	1,402,540
Deferred tax expense (benefit)	853,058	(2,370,942)	(1,610,654)
Provision for (recovery of) doubtful accounts	21,289	15,893	(43,913)
Gain on sale of real estate	(118,499)	—	(563,748)
Loss on early extinguishment of debt	218,071	—	—
Changes in assets and liabilities, net of effect of acquisitions:
Receivables, net	(924,057)	46,464	452,022
Costs and earnings in excess of billings	201,138	(385,240)	—
Other current assets	(284,062)	(151,553)	85,895
Other assets	(546,646)	(306,145)	147,431
Trade and subcontractors payable	198,244	(110,433)	79,108
Accrued expenses	(414,993)	768,866	149,395
Accrued incentive compensation	1,089,369	—	—
Billings in excess of costs and earnings	428,073	(157,281)	—
Other liabilities	43,460	217,609	474,758

Net cash provided by (used in) operating activities	1,194,912	(3,693,403)	(1,636,494)

Cash flows from investing activities:
Deposit of proceeds from sale of real estate temporarily held in escrow	(8,272,399)	—	—
Purchase of held to maturity investments	—	(2,200,000)	—
Proceeds from maturity of held to maturity investment	200,000	—	—
Proceeds from sales of real estate and property and equipment	515,000	—	847,203
Additions to real estate held for sale or future development	—	(17,686)	—
Additions to intangible assets, net	(605,041)	244,254	(277,063)
Additions to income-producing properties, net	(581,456)	(129,778)	(258,467)
Additions to property, equipment, and other, net	(469,661)	(126,896)	(47,652)
Acquisitions, net of cash acquired	(169,624)	(3,209,862)	—
Repayments received on notes receivable	—	66,147	10,183

Net cash (used in) provided by investing activities	(9,383,181)	(5,373,821)	274,204

Cash flows from financing activities:
Debt proceeds	—	—	4,900,000
Mortgage repayment	(1,974,042)	—	(4,544,414)
Debt repayments	(968,798)	(896,666)	(862,812)
Deferred loan costs paid	(50,000)	—	(107,788)
Repurchase of Common Stock	—	—	(470)
Cash dividends	(1,026,089)	(471,964)	(465,576)

Net cash used in financing activities	(4,018,929)	(1,368,630)	(1,081,060)

Cash flows from discontinued operations:
Operating activities	2,061,043	1,949,852	(475,072)
Investing activities	8,240,579	21,226,613	13,489,901
Financing activities	(3,071,458)	(11,518,571)	(13,325,045)

Net cash provided by discontinued operations	7,230,164	11,657,894	(310,216)

Net increase (decrease) in cash and cash equivalents	(4,977,034)	1,222,040	(2,753,566)
Cash and cash equivalents at beginning of year	6,379,679	5,157,639	7,911,205

Cash and cash equivalents at end of year	$1,402,645	$6,379,679	$5,157,639

Supplemental disclosure of noncash financing activities:
Issuance of Common Stock under Stock Award Plan	$39,175	$41,700	$24,300
Supplemental schedule of cash flow information:
Cash paid during the year for interest	$1,996,986	$2,457,694	$2,967,042
Cash paid (refunded) during the year for income taxes, net	$58,488	$(186,094)	$(351,871)

See accompanying notes to consolidated financial statements.

ABRAMS INDUSTRIES 21

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2005, 2004, AND 2003

1	ORGANIZATION AND BUSINESS

Abrams Industries, Inc. and subsidiaries (the “Company”) was organized under Delaware law in 1960. In 1984, the Company changed its state of incorporation from Delaware to Georgia. The Company (i) provides energy engineering and analytical consulting services and develops, implements and supports facility management software applications; (ii) implements energy savings lighting programs and provides other energy services including facility related improvements that reduce energy and operating costs; and (iii) engages in real estate investment and development. The Company also formerly provided commercial construction services as a general contractor. The Company’s wholly-owned subsidiaries include Servidyne Systems, LLC, (the “Energy and Facilities Solutions Segment”); The Wheatstone Energy Group, LLC, (the “Energy Services Segment”); and Abrams Properties, Inc. and subsidiaries, and AFC Real Estate, Inc. and its subsidiary (the “Real Estate Segment”).

2	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Principles of consolidation and basis or presentation

The consolidated financial statements include the accounts of Abrams Industries, Inc., its wholly-owned subsidiaries, and its 80% investment in Abrams-Columbus Limited Partnership. All significant intercompany balances and transactions have been eliminated in consolidation.

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

(c) Revenue recognition

Energy and facilities solutions revenues primarily consist of services and product sales. Revenues are recognized as services are rendered, and depending upon the product type and customer agreement, product sales are recognized either when products are delivered or when products are installed.

Energy services revenues are reported on the percentage-of-completion method, using costs incurred to date in relation to estimated total costs of the contracts to measure the stage of completion. Original contract prices are adjusted for change orders in the amounts that are reasonably estimated based on the Company’s historical experience. The cumulative effects of changes in estimated total contract costs and revenues (change orders) are recorded in the period in which the facts requiring such revisions become known, and are accounted for using the percentage-of-completion method. At the time it is determined that a contract is expected to result in a loss, the entire estimated loss is recorded.

The Company leases space in its income-producing properties to tenants, and recognizes minimum base rentals as revenue on a straight-line basis over the lease terms. Tenants may also be required to pay additional rental amounts as partial reimbursements of property operating and common area expenses, which are recognized when earned. In addition, certain retail tenants are required to pay incremental rental amounts, which are contingent on their store sales. These percentage rents are recognized only if and when earned.

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

ABRAMS INDUSTRIES 22

(d) Cash and cash equivalents and short-term investments

Cash and cash equivalents include money market funds and other highly liquid financial instruments, but excludes cash temporarily restricted. The Company considers all highly liquid financial instruments with original maturities of three months or less to be cash equivalents. The Company considers financial instruments with original maturities of three months to one year to be a short-term investment. The Company has classified all short-term investments as held to maturity.

(e) Temporarily restricted cash held in escrow

Temporarily restricted cash held in escrow includes proceeds from the sale of real estate which the Company elects to be deposited into an escrow account in order to fund acquisitions of income-producing properties through a tax deferred Section 1031 exchange. If the Company elects or does not complete such acquisition, then the funds are converted to cash and cash equivalents.

(f) Property held for sale

Property held for sale is expected to be sold in the near term and is carried at the lower of cost or fair value less costs to sell.

(g) Income-producing properties and property and equipment

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

(h) Real estate held for future development or sale

Real estate held for future development or sale is carried at the lower of cost or fair value less costs to sell.

(i) Deferred loan costs

Costs incurred to obtain loans have been deferred and are being amortized over the terms of the related loans.

(j) Impairment of long-lived assets and assets to be disposed of

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset to future net undiscounted cash flows expected to be generated by the asset. If an asset is determined to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the asset’s fair value. Assets to be disposed of are reported at the lower of their carrying amount or fair value less costs to sell. As of April 30, 2005, the Company does not believe that any of its long-lived assets are impaired.

(k) Income taxes

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

ABRAMS INDUSTRIES 23

(l) Capitalized computer software

Software development is accounted for in accordance with SFAS 86, Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed. This Statement specifies that costs incurred internally in creating a computer software product shall be charged to expense when incurred as research and development until technological feasibility has been established for the product. Technological feasibility is established upon completion of a detail program design or, in its absence, completion of a working model. Thereafter, all software production costs shall be capitalized and subsequently reported at the lower of unamortized cost or net realizable value. Capitalized costs are amortized based on current and future revenue for each product with an annual minimum equal to the straight-line amortization over the remaining estimated economic life of the product.

(m) Goodwill and other intangible assets

Intangible assets primarily consist of trademarks, computer software, customer relationships, proprietary facility management software applications, lease costs, and deferred loan costs. The trademarks are unamortized intangible assets as they have indefinite lives. However, the computer software, proprietary facility management software applications, lease costs, and deferred loan costs are amortized using the straight-line method over the following estimated useful lives:

Computer software	3 years
Proprietary facility management software applications	5 years
Customer relationships	5 years
Lease costs	Over the term of the lease
Loan costs	Over the term of the loan

The Company tested goodwill and other intangibles assets, related to its Energy and Facilities Solutions Segment and its Energy Services Segment, with indefinite useful lives for impairment, as required by SFAS 142, utilizing expected present value of future cash flows. The analysis did not result in an impairment for fiscal 2005. As of April 30, 2005, the Company does not believe any of its goodwill or other intangible assets are impaired.

(n) Derivative instruments and hedging activities

The Company accounts for derivative and hedging activities, if any, in accordance with SFAS 133, Accounting for Derivative Instruments and Hedging Activities, as amended. Under SFAS 133, derivative instruments are recognized in the balance sheet at fair value, and changes in the fair value of such instruments are recognized currently in earnings unless specific hedge accounting criteria are met. At April 30, 2005, and 2004, the Company had no derivative instruments.

(o) Discontinued operations

The Company adopted SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, effective May 1, 2002, which requires among other things, that the gains and losses from the disposition of certain income-producing real estate historical assets, liabilities, operating results, and cash flows be reflected as discontinued operations in the financial statements for all periods presented. Although net earnings are not affected, the Company has reclassified results previously included in continuing operations to discontinued operations for qualifying dispositions under SFAS 144.

ABRAMS INDUSTRIES 24

(p) Other current assets

Other current assets consisted of the following as of April 30, 2005, and April 30, 2004:

	2005	2004
Inventory	$313,813	$66,331
Prepaid real estate taxes	196,568	181,851
Prepaid rent	106,997	149,704
Prepaid insurance	82,168	124,443
Deposits	38,320	15,803
Prepaid consulting	25,000	25,000
Other	127,656	43,328

	$890,522	$606,460

(q) Other assets

Other assets consisted of the following as of April 30, 2005, and April 30, 2004:

	2005	2004
Cash surrender value of life insurance	$1,428,753	$1,259,874
Deferred compensation plans	1,370,144	1,265,211
Straight-line rent	492,221	242,882
Other	23,500	—

	$3,314,618	$2,767,967

(r) Recent accounting pronouncement

In December 2004, the Financial Accounting Standards Board issued SFAS 123(R) which replaces SFAS 123, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board Opinion 25, Accounting for Stock Issued to Employees. SFAS 23(R) applies to all transactions involving the issuance, by the Company, of its own equity securities (stock, stock options, or other equity instruments) in exchange for goods or services, including employee services. It requires that all stock option awards to employees be expensed by the Company over any related vesting period. As of the effective date, the Company will apply this standard using the modified prospective method. Under this method, the Company records compensation expense for all awards it grants after the date it adopts the standard. In addition, as of the effective date, the Company will be required to record compensation expense for the unvested portion of the previously granted awards that remain outstanding at the date of adoption. SFAS 123(R) is effective for the Company as of May 1, 2006. The adoption of this statement is not expected to have a material effect on the Company’s financial position or results of operations.

ABRAMS INDUSTRIES 25

(s) Stock compensation

For purposes of the pro forma disclosures required by SFAS 123, the Company has computed the value of all stock and stock option awards granted during fiscal 2005, 2004, and 2003, using the Black-Scholes option-pricing model.

If the Company had accounted for its stock-based compensation awards in accordance with SFAS 123, results would have been as follows for the years ended April 30:

	2005	2004	2003
Net earnings (loss), as reported	$1,800,358	$(1,850,126)	$(1,073,524)
Deduct: Total stock-based compensation expense as determined under fair value based method for all awards, net of related tax effects	(75,272)	(151,986)	(165,411)
Add: Forfeitures, net of related tax effects	50,760	127,936	2,064

Pro forma net earnings (loss)	$1,775,846	$(1,874,176)	$(1,236,871)

Net earnings (loss) per share:
Basic and diluted—as reported	$.56	$(.62)	$(.37)

Basic and diluted—pro forma	$.54	$(.63)	$(.42)

A summary of the options activity for the fiscal years ended April 30 is as follows:

	2005		2004		2003
		Weighted		Weighted		Weighted
	Options	Average	Options	Average	Options	Average
	to Purchase	Exercise	to Purchase	Exercise	to Purchase	Exercise
	Shares	Price	Shares	Price	Shares	Price
Outstanding at beginning of year	657,590	$5.09	741,884	$4.88	150,250	$4.00
Granted	156,900	5.33	166,000	5.10	609,000	5.10
Forfeited	(97,976)	5.14	(250,294)	4.47	(17,366)	5.08
Exercised	—	—	—	—	—	—

Outstanding at end of year	716,514	5.13	657,590	5.09	741,884	4.88

Vested at end of year	453,264	$5.07	295,592	$5.07	74,759	$4.00

None of the vested stock options were “in-the-money” as of April 30, 2005 and 2004. All of the vested stock options were “in-the-money” and exercisable at April 30, 2003.

A summary of information about all stock options outstanding as of April 30, 2005, is as follows:

		Weighted Average
	Number of	Remaining
	Outstanding	Contractual
Exercise Price	Options	Life (Years)
$4.00	6,590	5.99
$5.10	618,450	7.14
$5.30	68,000	9.90
$6.00	23,474	9.12

The fair value for each option grant was estimated on the grant date using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2005	2004	2003
Expected life (years)	10	10	9.4
Dividend yield	3.86%	4.01%	3.68%
Expected stock price volatility	26%	32%	33%
Risk-free interest rate	4.45%	4.51%	4.47%

Using these assumptions, the weighted average fair value per share of options granted is $0.99, $0.92, and $1.19, for 2005, 2004, and 2003, respectively.

ABRAMS INDUSTRIES 26

3	TEMPORARILY RESTRICTED CASH HELD IN ESCROW

Temporarily restricted cash held in escrow is comprised of proceeds from the sale of real estate which the Company elected to be deposited into an escrow account in order to fund acquisitions of income-producing properties through a tax deferred Section 1031 exchange. If the Company elects or is unable to complete such acquisition, then the funds are released to the Company and converted to cash and cash equivalents.

4	DISCONTINUED OPERATIONS

The Company is in the business of creating long-term value by periodically realizing gains through the sale of existing real estate assets, and then redeploying its capital by reinvesting the proceeds from such sales. SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets requires, among other things, that the operating results of certain income-producing assets, which have been sold, be included in discontinued operations in the statements of operations for all periods presented. The Company classifies an asset as a current asset held for sale when the asset is under a binding sales contract with minimal contingencies and the buyer is materially at risk if the buyer fails to complete the transaction. However, each potential transaction is evaluated based on its separate facts and circumstances. Pursuant to this standard, as of April 30, 2005, the Company had no current assets that were classified as held for disposition or sale.

CONSTRUCTION SEGMENT

During its fiscal year ended April 30, 2004, the Company made the decision to discontinue its operations as a general contractor, and pursuant to this decision, all general contracting operating activities have ceased. The former Construction Segment has been classified as a discontinued operation.

REAL ESTATE SALES OF INCOME-PRODUCING PROPERTIES

On April 18, 2005, the Company sold its shopping center located in Jackson, Michigan, and recognized a pre-tax gain of approximately $4.1 million. On February 9, 2005, the Company sold its shopping center located in Cincinnati, Ohio, and recognized a pre-tax gain of approximately $850,000. On March 12, 2004, the Company sold its shopping center located in North Fort Myers, Florida, and recognized a pre-tax gain of approximately $4.0 million. On June 28, 2002, the Company sold its shopping center located in Englewood, Florida, and recognized a pre-tax gain of approximately $1.0 million.

ABRAMS INDUSTRIES 27

As a result of these transactions, the Company’s financial statements have been prepared with the assets, liabilities, results of operations, cash flows, and the gains from the sales shown as discontinued operations. All historical statements have been restated in accordance with SFAS 144. Summarized financial information for discontinued operations for the fiscal years ended April 30 is as follows:

	2005	2004	2003
REVENUES:
Construction	$145,513	$25,502,080	$59,537,763
Real estate	1,247,653	3,762,127	4,363,695

Total revenues	1,393,166	29,264,207	63,901,458
COSTS AND EXPENSES:
Construction	114,734	25,093,339	57,278,712
Rental property operating expenses, including depreciation and interest	904,969	2,747,659	3,386,659
Construction selling, general & administrative	151,357	3,607,316	2,426,405
Loss on early extinguishment of debt	669,366	—	—

Total costs and expenses	1,840,426	31,448,314	63,091,776

Earnings (loss) from discontinued operations	(447,260)	(2,184,107)	809,682
Income tax expense (benefit)	(141,420)	(629,463)	291,864

Earnings (loss) from discontinued operations, net of tax	(305,840)	(1,554,644)	517,818

Gain on sale of real estate assets	5,587,361	3,972,230	990,216
Income tax expense	1,977,390	1,510,307	372,230

Gain on sale of real estate assets, net of tax	3,609,971	2,461,923	617,986

Earnings from discontinued operations, net of tax	$3,304,131	$907,279	$1,135,804

	Balances at
Assets of discontinued operations	April 30, 2005	April 30, 2004
Receivables	$100,477	$3,745,533
Costs and earnings in excess of billings	—	347,021
Other current assets	3,155	187,526
Income-producing properties	—	4,746,930
Property and equipment	—	13,293
Intangible assets	—	271,701
Other assets	—	25,044

	$103,632	$9,337,048

	Balances at
Liabilities of discontinued operations	April 30, 2005	April 30, 2004
Trade and subcontractors payables	$74,150	$2,278,355
Accrued expenses	122,277	559,279
Billings in excess of cost and earnings	—	110,043
Current maturities of long-term debt	—	182,225
Mortgage notes payable	—	2,402,093

	$196,427	$5,531,995

ABRAMS INDUSTRIES 28

5	CONTRACTS IN PROGRESS

Assets and liabilities that are related to contracts in progress, including contracts receivable, are included in current assets and current liabilities, as they will be liquidated in the normal course of contract completion, which is expected to occur within one year. Amounts billed and costs and earnings recognized on contracts in progress at April 30 were:

Costs and earnings in excess of billings:	2005	2004
Accumulated costs and earnings	$411,692	$1,675,096
Amounts billed	98,911	1,161,177

	$312,781	$513,919

Billings in excess of costs and earnings:
Amounts billed	$5,208,720	$425,096
Accumulated costs and earnings	4,682,208	326,657

	$526,512	$98,439

6	INCOME-PRODUCING PROPERTIES

Income-producing properties and their estimated useful lives at April 30 were as follows:

	Estimated
	useful lives	2005	2004
Land	N/A	$6,956,719	$6,956,719
Buildings and improvements	7-39 years	27,435,901	26,946,394

		$34,392,620	$33,903,113
Less—accumulated depreciation and amortization		9,978,975	9,021,866

		$24,413,645	$24,881,247

Depreciation expense from continuing operations for the years ended April 30, 2005, 2004, and 2003, was $1,035,454, $838,204, and $854,835, respectively.

7	PROPERTY AND EQUIPMENT

The major components of property and equipment and their estimated useful lives at April 30 were as follows:

	Estimated
	useful lives	2005	2004
Buildings and improvements	3-39 years	$531,983	$254,796
Equipment	3-10 years	1,054,656	974,173
Vehicles	3-5 years	150,501	203,884

		$1,737,140	$1,432,853
Less—accumulated depreciation		900,913	840,179

		$836,227	$592,674

Depreciation expense from continuing operations for the years ended April 30, 2005, 2004, and 2003, was $161,741, $173,601, and $156,395, respectively.

ABRAMS INDUSTRIES 29

8	MORTGAGE NOTES PAYABLE AND LEASES

As of April 30, 2005, the Company owned three shopping centers, two office buildings, an office park, and a former manufacturing and warehouse facility. Of the owned properties, all of the shopping centers and the office properties were pledged as collateral on related mortgage notes payable. Exculpatory provisions of the mortgage notes limit the Company’s liability for repayment to its interest in the respective mortgaged properties.

As of April 30, 2005, Kmart was a tenant in two of the three Company-owned shopping centers. The owned shopping centers are leased to tenants for terms expiring on various dates from fiscal years 2006 to 2017, while leases on the office properties expire from fiscal years 2006 to 2013. The Company also leases five shopping centers under leaseback arrangements expiring on various dates between fiscal years 2007 to 2015. The Company’s leases contain exculpatory provisions that limit the Company’s liability for payment to its interest in the respective leases. All of the leaseback shopping centers are subleased to the Kmart Corporation. The terms of the subleases either are the same as, or may be extended to correspond to, the leaseback periods.

All leases are operating leases. The owned shopping center leases typically require that the tenants make fixed rental payments over a five to 25 year period, and may provide for renewal options and for contingent rentals if the tenant’s sales volume in the leased space exceeds a predetermined amount. In most cases, the shopping center leases provide that the tenant bear its share of the cost of insurance, repairs, maintenance, and taxes.

Base rental revenues recognized from owned shopping centers and office properties in 2005, 2004, and 2003, were approximately $4,665,000, $4,309,000, and $4,155,000, respectively. Base rental revenues recognized from leaseback shopping centers in 2005, 2004, and 2003, were approximately $1,574,000, $1,904,000, and $2,031,000, respectively. Contingent rental revenues on all shopping centers in 2005, 2004, and 2003, were approximately $54,000, $138,000, and $181,000, respectively.

Approximate future minimum annual rental receipts from all rental properties are as follows:

Year ending April 30,	Owned	Leaseback
2006	$4,653,000	$1,433,000
2007	4,290,000	844,000
2008	3,669,000	604,000
2009	2,147,000	604,000
2010	1,849,000	479,000
Thereafter	3,595,000	1,239,000

	$20,203,000	$5,203,000

The expected future minimum principal and interest payments on mortgage notes payable for the owned rental properties, and the approximate future minimum rentals expected to be paid on the leaseback centers, are as follows:

	Owned Rental Properties		Leaseback
	Mortgage Payments		Centers
Year ending April 30,	Principal	Interest	Payments
2006	$917,161	$1,768,958	$1,177,000
2007	988,362	1,696,057	641,000
2008	6,737,429	1,476,566	423,000
2009	664,268	1,120,926	384,000
2010	684,507	1,067,930	284,000
Thereafter	14,492,623	3,992,398	582,000

	$24,484,350	$11,122,835	$3,491,000

The mortgage notes payable are due at various dates between January 1, 2008, and July 1, 2029, and bear interest at rates ranging from 6.125% to 9.25%. At April 30, 2005, the weighted average rate for all outstanding debt was 7.2%, including other long-term debt and credit facilities (see Note 9). On July 8, 2004, the Company restructured the loan on the Company’s owned shopping center in Jacksonville, Florida. The Company paid the lender $1.5 million as payment in full of the Additional Interest Agreement, which was then terminated. The loan principal amount was reduced by $474,042. The restructured initial loan principal amount was $7.8 million; the loan bears interest at 6.125% and will be amortized until it matures on July 1, 2029, although the loan may be called by the lender for early repayment any time after July 1, 2011, upon thirteen months’ prior notice.

ABRAMS INDUSTRIES 30

Management has determined that the restructuring of the loan mentioned above was a material modification of the original loan, and as a result, the Company recognized an expense relating to the early extinguishment of debt in the amount of $218,071, as shown on the accompanying statement of operations. In conjunction with the restructured loan, the Company recorded $50,000 in deferred loan costs to be amortized over the estimated life of the restructured loan.

9	OTHER LONG-TERM DEBT AND CREDIT FACILITIES

Other long-term debt at April 30 was as follows:

	2005	2004
Note payable bearing interest at the prime rate plus 1.5% (7.25% at April 30, 2005); interest only payments due monthly; matures December 18, 2011; secured by all general assets of The Wheatstone Energy Group, LLC	$1,000,000	$1,000,000
Note payable bearing interest at 6.0%; interest due annually on January 31, and principal payments due in installments as defined in the agreement commencing on January 31, 2006; matures on January 31, 2008	516,000	516,000
Note payable bearing interest at 6.8%; interest due annually on December 31, beginning December 31, 2004, and principal payments due annually in installments as defined in the agreement commencing on December 19, 2008; matures on December 19, 2011	295,000	295,000
Note payable, net of discount ($5,250 at April 30, 2005), with an imputed interest rate of 6.0%; principal payments due in two equal installments on May 26, 2005, and May 26, 2006	144,750	—
Note payable, net of discount ($3,332 at April 30, 2005), with an imputed interest rate of 6.0%; principal payments due annually in installments as defined in the agreement, commencing on December 26, 2004; matures on December 26, 2006	61,668	79,000
Capital lease obligation; monthly payments of $3,578 through July 2005	10,557	53,495
Various notes payables with interest rates ranging from 8.3% to 10.75%; maturity dates ranging from September 2005 to November 2005	16,989	48,083

Total other long-term debt	2,044,964	1,991,578
Less current maturities	257,546	89,793

Total other long-term debt, less current maturities	$1,787,418	$1,901,785

The future minimum principal payments due on other long-term debt are as follows:

Fiscal year ending April 30,

2006	$257,546
2007	234,418
2008	278,000
2009	40,000
2010	85,000
Thereafter	1,150,000

Total	$2,044,964

At April 30, 2005, the Company had commitments from a bank for a secured line of credit totaling $1.5 million, of which a total of $150,000 was restricted at April 30, 2005, as it secures a letter of credit described in the next paragraph. The bank line of credit is secured by the Company’s investment in a short-term securities bond of $2 million that matures in April 2006, which is recorded on the accompanying balance sheet. The Company can borrow an amount not to exceed 75% of the current market value of the bond, which was approximately $1,920,000 as of April 30, 2005. The line of credit bears interest at the prime rate or LIBOR plus 2%, and has a commitment fee of 0.375% on any unused portion. The line of credit expires on January 31, 2006. At April 30, 2005, no amounts were outstanding under the line of credit.

In conjunction with terms of a real estate loan, the Company is required to provide for potential future tenant improvement costs and lease commissions at that property through additional collateral, in the form of a letter of credit in the amount of $150,000 from July 17, 2002 through July 16, 2005, $300,000 from July 17, 2005 through July 16, 2008, and $450,000 from July 17, 2008 through August 1, 2012. The letter of credit is secured by the bank line of credit, as discussed in the previous paragraph.

ABRAMS INDUSTRIES 31

10	INCOME TAXES

The benefit for income taxes from continuing operations consists of the following:

	Current	Deferred	Total
Year ended April 30, 2005
Federal	$—	$(789,615)	$(789,615)
State and local	—	(143,955)	(143,955)

	$—	$(933,570)	$(933,570)

Year ended April 30, 2004
Federal	$—	$(1,262,823)	$(1,262,823)
State and local	—	(236,779)	(236,779)

	$—	$(1,499,602)	$(1,499,602)

Year ended April 30, 2003
Federal	$(171,907)	$(1,002,336)	$(1,174,243)
State and local	—	(179,208)	(179,208)

	$(171,907)	$(1,181,544)	$(1,353,451)

Total income tax benefits from continuing operations recognized in the consolidated statements of operations differs from the amounts computed by applying the federal income tax rate of 34% to pre-tax loss, as a result of the following:

	2005	2004	2003
Computed “expected” benefit	$(828,697)	$(1,447,875)	$(1,211,345)
Decrease in income taxes resulting from:
State and local income taxes, net of federal income tax benefit	(97,494)	(170,280)	(141,086)
Valuation allowance	(46,667)	118,553	—
Other	39,288	—	(1,020)

	$(933,570)	$(1,499,602)	$(1,353,451)

The tax effect of the temporary differences that give rise to significant portions of the deferred income tax assets and deferred income tax liabilities, at April 30, are presented below:

	2005	2004
Deferred income tax assets:
Items not currently deductible for tax purposes:
Net operating loss carryforwards, federal and state(1)	$2,335,982	$2,296,430
Valuation allowance	(236,098)	(282,765)
Income-producing properties and property and equipment, principally because of differences in depreciation and capitalized interest	893,838	799,357
Capitalized costs	96,003	96,261
Accrued directors’ fees	166,480	115,110
Bad debt reserve	62,889	212,769
Deferred compensation plan	439,286	473,846
Compensated absences	56,876	52,009
Other accrued expenses	460,279	363,892
Other	378,874	309,920

Gross deferred income tax assets	$4,654,409	$4,436,829

Deferred income tax liabilities:
Income-producing properties and property and equipment, principally because of differences in depreciation and capitalized interest	778,165	1,202,766
Gain on real estate sales structured as tax-deferred like-kind exchanges	6,594,993	5,179,395
Other	188,449	108,808

Gross deferred income tax liability	$7,561,607	$6,490,969

Net deferred income tax liability	$2,907,198	$2,054,140

(1)	The federal net operating loss carryforwards expire in various years after fiscal 2015. The majority of the state operating loss carryforwards expire in various years after fiscal 2010.

Valuation allowance against deferred tax assets at April 30, 2005, and April 30, 2004, was $236,098 and $282,765, respectively. The valuation allowance reduces tax deferred tax assets to an amount that represents management’s best estimate of the amount of such deferred tax assets that more likely than not will be realized.

ABRAMS INDUSTRIES 32

11	401(K) PLAN

The Company has a 401 (k) plan (the “Plan”) which covers the majority of its employees. Pursuant to the provisions of the Plan, eligible employees may make salary deferral (before tax) contributions of up to 100% of their total compensation per plan year, not to exceed a specified maximum annual contribution as determined by the Internal Revenue Service. The Plan also includes provisions that authorize the Company to make discretionary contributions. Such contributions, if made, are allocated among all eligible employees as determined under the Plan. The trustee under the Plan invests the assets of each participant’s account, as directed by the participant. The Plan assets do not include any stock of the Company. Funded employer contributions to the Plan for 2005, 2004, and 2003, were approximately $49,000, $54,000, and $18,000, respectively. The net assets in the Plan, which is administered by an independent trustee, were approximately $4,755,000, $5,060,000, and $8,204,000, at April 30, 2005, 2004, and 2003, respectively. In conjunction with the acquisition of the assets of Servidyne Systems, Inc. in fiscal 2002, the Company assumed a 401 (k) plan (“the Servidyne Plan”), which covered substantially all employees of the Energy and Facilities Solutions Segment at that time. Under the provisions of the Servidyne Plan, participants could contribute up to 100% of their compensation per plan year, not to exceed a specified maximum contribution, as determined by the Internal Revenue Service. The Company could also make discretionary contributions, and did make contributions of approximately $19,500 in fiscal 2003. The Servidyne Plan was frozen as of January 1, 2003, and no more employee or employer contributions were funded after that date. All employees of the Energy and Facilities Solutions Segment are eligible to participate in the Company’s 401 (k) plan as described above.

12	SHAREHOLDERS’ EQUITY

In August 2000, the shareholders approved the 2000 Stock Award Plan (the “Award Plan”). The Award Plan permits the grant of incentive and non-qualified stock options, non-restricted, restricted and performance stock awards, and stock appreciation rights to directors, employees, independent contractors, advisors, or consultants to the Company, as determined by the Compensation Committee of the Board of Directors. The term and vesting requirements for each award are determined by the Compensation Committee, but in no event may the term exceed ten years. Incentive Stock Options under the Award Plan provide for the purchase of the Company’s Common Stock at not less than fair market value on the date the option is issued. The total number of shares originally available for grant under the Award Plan was 1,000,000 shares. During fiscal years 2005, 2004 and 2003, the Company granted restricted stock awards totaling 9,200, 10,000 and 5,800, respectively. The weighted average fair value of the restricted stock award granted was $4.40, $4.17, and $4.19 in 2005, 2004 and 2003, respectively.

During fiscal years 2005, 2004, and 2003, forfeitures of restricted shares, which were not vested, totaled 600 shares, 1,400 shares, and 400 shares, respectively.

The Company recognizes compensation expense ratably over the vesting period. Stock award compensation expense for the years ended April 30, 2005, 2004, and 2003, was $46,709, $25,607, and $18,176, respectively. As of April 30, 2005, after forfeitures during the year, there were 12,700 shares outstanding under restricted stock award grants that were not yet vested.

The Company issued 40,000 stock warrants, with an exercise price of $5.10, to an unrelated third party in December 2003, of which none have been exercised as of April 30, 2005.

In February 2003 and March 2004, the Company’s Board of Directors authorized the repurchase of up to 200,000 shares of Common Stock during the twelve-month period. In February 2005, the Company’s Board of Directors authorized the repurchase of up to 50,000 shares of Common Stock during the twelve-month period, commencing on March 6, 2005, and ending on March 5, 2006. During fiscal 2003, the Company repurchased 128 shares of Common Stock. There were no shares repurchased during fiscal 2005 or fiscal 2004.

ABRAMS INDUSTRIES 33

13	NET EARNINGS (LOSS) PER SHARE

Earnings per share are calculated in accordance with SFAS 128, Earnings Per Share, which requires dual presentation of basic and diluted earnings per share on the face of the income statement for all entities with complex capital structures. Basic and diluted weighted average share differences result from dilutive common stock options and stock warrants. Basic earnings per share are computed by dividing net earnings by the weighted average shares outstanding during the reporting period. Dilutive potential common shares are calculated in accordance with the treasury stock method, which assumes that the proceeds from the exercise of all options would be used to repurchase common shares at the current market value. The number of shares remaining after the exercise proceeds were exhausted represents the potentially dilutive effect of the options. For the fiscal year, the dilutive number of common shares were 557 in 2005, 0 in 2004, and 8,728 in 2003. Since the Company had losses from continuing operations for all periods presented, all stock equivalents were antidilutive during these periods, and are therefore excluded from weighted average shares outstanding.

The following tables set forth the computations of basic and diluted net earnings (loss) per share:

	For the year ended April 30, 2005
	Earnings (loss)	Shares	Per share
	(numerator)	(denominator)	amount
Basic EPS—loss per share from continuing operations	$(1,503,773)	3,205,076	$(.47)
Basic EPS—earnings per share from discontinued operations	3,304,131	3,205,076	1.03
Effect of dilutive securities	—	—	—

Diluted EPS—earnings per share	$1,800,358	3,205,076	$.56

	For the year ended April 30, 2004
	Earnings (loss)	Shares	Per share
	(numerator)	(denominator)	amount
Basic EPS—loss per share from continuing operations	$(2,757,405)	2,971,172	$(.93)
Basic EPS—earnings per share from discontinued operations
Effect of dilutive securities	907,279	2,971,172	0.31
	—	—

Diluted EPS—loss per share	$(1,850,126)	2,971,172	$(.62)

	For the year ended April 30, 2003
	Earnings (loss)	Shares	Per share
	(numerator)	(denominator)	amount
Basic EPS —loss per share from continuing operations	$(2,209,328)	2,910,475	$(.76)
Basic EPS —earnings per share from discontinued operations	1,135,804	2,910,475	0.39
Effect of dilutive securities	—	—	—

Diluted EPS —loss per share	$(1,073,524)	2,910,475	$(.37)

ABRAMS INDUSTRIES 34

14	OPERATING SEGMENTS

The Company had three operating segments at April 30, 2005: Energy and Facilities Solutions, Energy Services, and Real Estate. The Energy and Facilities Solutions Segment assists its customer base of energy services companies and multi-site owners and operators of commercial office, hospitality, gaming, retail, education, industrial, multi-family, government, and health care buildings in improving facility operating performance, reducing energy consumption, and lowering ownership and operating costs, while improving the level of service and comfort for building occupants, through its: (1) energy efficiency engineering and analytical consulting services, including energy surveys and audits, facility studies, utility monitoring services, building qualification for the EPA’s ENERGY STAR® and LEED® certifications, HVAC retrofit design and energy simulations and modeling; and (2) facility management software applications, including its iTendant platform using Web and wireless technologies. The primary focus for the Energy and Facilities Solutions Segment is the continental United States, although it does business internationally as well. The Energy Services Segment provides turnkey implementation of energy saving lighting programs and energy related services that reduce energy consumption and operating costs to commercial, industrial, retail, government, education, and institutional facilities. The primary focus for the Energy Services Segment is the continental United States. The Real Estate Segment is involved in the investment and development of shopping centers and office properties in the Southeast and Midwest.

The operating segments are managed separately and maintain separate personnel, due to the differing services offered by each segment, except for a shared services accounting platform. Management of each of the segments evaluates and monitors the performance of the respective segment primarily based on the earnings or losses consistent with the Company’s long-term strategic objectives. The significant accounting policies utilized by the operating segments are the same as those summarized in Note 2 to the accompanying financial statements of the Company.

Total revenue by operating segment includes both revenues from unaffiliated customers, as reported in the Company’s consolidated statements of operations, and intersegment revenues, which are generally at prices negotiated between segments.

The Company derived revenues from direct transactions with customers aggregating more than 10% of consolidated revenues from continuing operations as follows:

	2005	2004	2003
Kmart Corporation	21%	24%	30%
Customer 2	12%	NA	NA
Customer 3	10%	NA	NA

Revenues from Kmart Corporation were generated entirely from the Real Estate Segment and revenues from Customer 2 and 3 were generated entirely from the Energy Services Segment. Revenues from Customer 2 and 3 were less than 10% of consolidated revenues in 2004 and 2003.

Net earnings (loss) represent total revenues less operating expenses, including depreciation and interest, income taxes, and discontinued operations. Selling, general and administrative, and interest costs, deducted in the computation of net earnings (loss) of each segment, represent the actual costs incurred by that segment.

ABRAMS INDUSTRIES 35

Segment assets are those that are used in the operations of each segment, including receivables due from other segments and assets from discontinued operations. The Parent Company’s assets are primarily its investment in subsidiaries, cash and cash equivalents, the cash surrender value of life insurance, receivables, and assets related to deferred compensation plans. Liquid assets attributable to the Company’s former Construction Segment’s discontinued operations are also included in the Parent Company’s assets in 2005, 2004, and 2003.

	Energy
	and Facilities	Energy	Real
	Solutions	Services (1)	Estate (2)	Parent	Eliminations	Consolidated
2005
Revenues from unaffiliated customers	$3,486,980	$9,587,875	$9,561,060	$—	$—	$22,635,915
Interest and other income	—	17,615	350,215	29,781	(238,170)	159,441
Intersegment revenue	14,867	—	500,736	—	(515,603)	—

Total revenues from continuing operations	$3,501,847	$9,605,490	$10,412,011	$29,781	$(753,773)	$22,795,356

Net earnings (loss) (3)	$(570,909)	$294,505	$4,030,540	$(2,832,509)	$963,847	$1,885,474

Segment assets	$4,825,361	$7,015,713	$45,976,925	$22,153,647	$(22,904,474)	$57,067,172

Goodwill (4)	$2,286,901	$3,171,816	$—	$—	$—	$5,458,717

Interest expense (4)	$8,222	$144,186	$1,920,556	$215,695	$(235,728)	$2,052,931

Depreciation and amortization (4)	$342,887	$127,138	$1,326,135	$138,080	$—	$1,934,240

Capital expenditures (4)	$76,984	$55,289	$581,456	$337,388	$—	$1,051,117

	Energy
	and Facilities	Energy	Real
	Solutions	Services (1)	Estate (2)	Parent	Eliminations	Consolidated
2004
Revenues from unaffiliated customers	$2,962,308	$2,602,025	$6,687,929	$—	$—	$12,252,262
Interest and other income	—	13,445	89,457	27,785	—	130,687
Intersegment revenue	13,600	32,044	470,008	3,076	(518,728)	—

Total revenues from continuing operations	$2,975,908	$2,647,514	$7,247,394	$30,861	$(518,728)	$12,382,949

Net earnings (loss) (3)	$(677,062)	$(39,621)	$2,836,016	$(2,530,192)	$745,104	$334,245

Segment assets	$4,842,959	$5,746,891	$45,935,012	$27,401,519	$(22,050,362)	$61,876,019

Goodwill (4)	$1,963,248	$3,034,994	$—	$—	$—	$4,998,242

Interest expense (4)	$1,491	$44,750	$2,215,856	$17,545	$—	$2,279,642

Depreciation and amortization (4)	$229,772	$45,374	$1,074,428	$147,190	$—	$1,496,764

Capital expenditures (4)	$18,233	$9,282	$129,778	$99,381	$—	$256,674

	Energy
	and Facilities	Energy	Real
	Solutions	Services (1)	Estate (2)	Parent	Eliminations	Consolidated
2003
Revenues from unaffiliated customers	$2,900,191	$—	$7,521,426	$—	$—	$10,421,761
Interest and other income	—	—	85,410	22,342	(6,306)	101,446
Intersegment revenue	—	—	449,549	—	(449,549)	—

Total revenues from continuing operations	$2,900,191	$—	$8,056,385	$22,342	$(455,855)	$10,523,063

Net earnings (loss)(3)	$(352,852)	$—	$1,064,529	$(2,863,435)	$1,163,588	$(988,170)

Segment assets	$3,624,372	$—	$54,413,919	$28,116,713	$(12,357,906)	$73,797,098

Goodwill(4)	$1,741,831	$—	$—	$—	$—	$1,741,831

Interest expense(4)	$7,912	$—	$2,113,932	$11,287	$—	$2,133,131

Depreciation and amortization(4)	$222,155	$—	$997,534	$182,851	$—	$1,402,540

Capital expenditures(4)	$31,810	$—	$258,467	$15,842	$—	$306,119

(1)	The Energy Services Segment was formed in December 2003.

(2)	The Company is in the business of creating long-term value by periodically realizing gains through the sale of income-producing properties and, therefore, pursuant to SFAS 144, the Real Estate Segment’s net earnings includes discontinued operations from the sales of income-producing properties.

(3)	The Company has changed its measure of profit or loss previously disclosed from net earnings (loss) from continuing operations before income taxes to net earnings (loss). The chief financial decision maker uses this measurement to analyze each segment’s operating performance.

(4)	Does not include amounts associated with discontinued operations.

ABRAMS INDUSTRIES 36

The following is a reconciliation of Segment net earnings shown in the table above to consolidated net earnings on the statement of operations:

	For the year ended April 30,
	2005	2004	2003
Consolidated Segment net earnings (loss)	$1,885,474	$334,245	$(988,170)
Discontinued Construction Segment net loss	(170,761)	(3,177,382)	(1,117,730)
Eliminations related to Construction Segment	85,645	993,011	1,032,376

Total consolidated net earnings (loss)	$1,800,358	$(1,850,126)	$(1,073,524)

15 ACQUISITIONS AND DISPOSITIONS

Acquisition of Building Performance Engineers, Inc.

On May 26, 2004, an indirect wholly-owned subsidiary of the Company, acquired the operating business and assets of Building Performance Engineers, Inc. (“BPE”) for a purchase price of $337,984, in order to expand the Company’s capabilities in energy efficiency engineering and design. The consideration consisted of 21,126 newly-issued shares of the Company’s Common Stock, with a fair value of $94,906 at the date of acquisition, a note payable in the amount of $136,500, and cash of $106,578 (including direct acquisition expenses). The amount and type of consideration was determined by negotiation among the parties.

The goodwill has been assigned to the Energy and Facilities Solutions Segment. The acquired assets and the results of operations have been included in the Company’s financial statements since the date of acquisition.

Acquisition of Itendant, Inc.

On April 16, 2004, Servidyne Systems, LLC, a wholly-owned subsidiary of the Company, acquired substantially all of the assets and assumed certain liabilities of iTendant, Inc. (“iTEN”) for a purchase price of approximately $1.3 million. The consideration consisted of 123,547 newly-issued shares of the Company’s Common Stock, with a fair value of $525,075, the payment of $500,000 cash, and the assumption of approximately $170,000 of iTEN’s liabilities. Additional contingent consideration is provided for based on future operating goals and performance. Consideration was determined by negotiation among the parties.

Acquisition of Prestley Mill Forest Medical Office Building

On April 5, 2004, Prestley Mill, LLC, a wholly-owned subsidiary of the Company, acquired a professional medical office building located in Douglasville, Georgia. The Company used available cash and assumed a mortgage note payable to purchase the asset for approximately $4.4 million, including the costs associated with completing the transaction.

Acquisition of The Wheatstone Energy Group, Inc.

On December 19, 2003, The Wheatstone Energy Group, LLC, an indirect wholly-owned subsidiary of the Company, acquired substantially all of the assets and assumed certain liabilities of The Wheatstone Energy Group, Inc. (“TWEG”) for a purchase price of approximately $4.9 million. The consideration consisted of 23,842 newly-issued shares of the Company’s Common Stock, with a fair value of $89,645, the payment of approximately $1.4 million to certain trade creditors of TWEG from available cash, and the assumption of approximately $2.9 million of TWEG’s liabilities. Also in connection with the transaction, the Company issued 110,000 newly-issued shares of the Company’s Common Stock, with a fair value of $424,380, and a warrant to purchase an additional 40,000 shares of the Company’s Common Stock at an exercise price of $5.10 per share, with a fair value of approximately $36,800 determined using the Black-Scholes option-pricing model, to one lender of TWEG. The amount and type of consideration was determined by negotiation among the parties.

The trademark and goodwill are not subject to amortization; however, the amount assigned to the trademark and goodwill is deductible for tax purposes. The goodwill amount has been assigned to the Energy Services Segment.

ABRAMS INDUSTRIES   37

The following table summarizes the final estimated fair values of the assets acquired and liabilities assumed at the date of each acquisition for the fiscal years as follows:

	2005	2004
	BPE	iTEN	Prestley Mill	TWEG	Estimated Useful Life
Current assets	$—	$64,599	$—	$933,982
Property, furniture and equipment	8,727	22,560	—	253,493	Various (2-5 years)
Land	—	—	609,000	—	Indefinite
Building	—	—	2,555,975	—	39 years
Tenant improvements	—	—	725,592	—	Over life of lease
Lease costs	—	—	470,833	—	Over life of lease
Customer relationships	—	—	—	218,000	5 years
Trademarks	—	106,399	—	280,000	Indefinite
Non-competes	16,222	7,247	—	3,000	2 years
Computer software	—	854,879	—	42,438	3-5 years
Goodwill	313,035	228,240	—	3,171,816	Indefinite

Total assets acquired	337,984	1,283,924	4,361,400	4,902,729

Current liabilities	—	174,136	—	1,032,404
Debt	—	—	2,941,469	1,890,000

Total liabilities acquired	—	174,136	2,941,469	2,922,404

Net assets acquired	$337,984	$1,109,788	$1,419,931	$1,980,325

There were no acquisitions in fiscal 2003.

The assets, liabilities, and results of operations have been included in the Company's financial statements since the date of each acquisition.

Sale of Outparcel

On January 31, 2005, the Company closed on the sale of one of its outparcels located in North Fort Myers, Florida, for a sales price of $515,000, resulting in a pre-tax gain of approximately $191,000. After selling expenses, the sale generated net cash proceeds of approximately $468,000.

Sale of Kmart Leaseback Interest

On September 29, 2004, the Company closed on the sale of its Kmart leaseback interest in a shopping center in Minneapolis, Minnesota, for a sales price of $2.25 million, resulting in a pre-tax gain of $2.2 million and net cash proceeds of approximately $2.2 million.

ABRAMS INDUSTRIES   38

16 GOODWILL AND OTHER INTANGIBLE ASSETS

The gross carrying amounts and accumulated amortization for all of the Company's intangible assets are as follows:

	April 30, 2005
	Gross Carrying	Accumulated
	Amount	Amortization
Amortized intangible assets:
Proprietary customers software solutions	$1,698,896	$590,042
Computer software	409,197	364,127
Real estate lease costs	1,575,950	718,881
Customer relationships	218,000	58,133
Deferred loan costs	751,547	505,125
Other	55,609	17,326

	$4,709,199	$2,253,634

Unamortized intangible assets:
Trademark	$708,707	$—

	April 30, 2004
	Gross Carrying	Accumulated
	Amount	Amortization
Amortized intangible assets:
Proprietary customers software solutions	$1,284,586	$296,638
Computer software	384,276	311,821
Real estate lease costs	1,495,214	597,640
Customer relationships	218,000	14,533
Deferred loan costs	864,570	503,443
Other	39,033	9,099

	$4,285,679	$1,733,174

Unamortized intangible assets:
Trademark	$703,516	$—

Aggregate amortization expense for all amortized intangible assets from continuing operations

For the year ended April 30, 2005	$654,370
For the year ended April 30, 2004	424,671
For the year ended April 30, 2003	454,037

Estimated amortization expense for all amortized intangible assets for the fiscal year ended

April 30, 2006	$547,630
April 30, 2007	508,987
April 30, 2008	451,171
April 30, 2009	349,977
April 30, 2010	186,839

In fiscal 2004, the Company changed the estimated useful life of one of its proprietary facility management software applications resulting in a charge to earnings of approximately $267,000. This expense is recorded in selling, general and administrative expenses in the accompanying statement of operations for the Energy and Facilities Solutions Segment for that fiscal year.

The Energy and Facilities Solutions Segment has capitalized $403,995, $9,212 and $74,472 on the development of proprietary facility management software applications in fiscal 2005, 2004 and 2003, respectively.

ABRAMS INDUSTRIES   39

The changes in the carrying amount of goodwill are as follows:

Balance as of April 30, 2003	$1,741,831
Goodwill acquired during the year	3,256,411

Balance as of April 30, 2004	4,998,242
Goodwill acquired and adjustments during the year	460,475

Balance as of April 30, 2005	$5,458,717

Goodwill increased $460,475 from April 30, 2004, due to: (1) $313,035 from the acquisition of Building Performance Engineers, Inc. (see Note 15. “Acquisitions and Dispositions”); and (2) $147,440 in purchase price adjustments from prior acquisitions.

17 COMMITMENTS AND CONTINGENCIES

The Company is subject to various legal proceedings and claims that arise in the ordinary course of business. While the resolution of these matters cannot be predicted with certainty, the Company believes that the final outcome of these matters will not have a material adverse effect on the Company’s financial position or results of operations.

Effective April 30, 2003, the Company terminated an employment agreement and entered into a new retirement agreement with a former officer and director of the Company. Beginning May 1, 2003, the new agreement required the Company to pay a retirement benefit of approximately $87,000 through August 19, 2003, and approximately $100,000 per year thereafter for a term of four years ending on August 19, 2007. In addition, the Company will also continue to provide certain medical insurance benefits through the term of the retirement agreement. The new agreement provided that the retiree’s stock options expire no later than August 19, 2004. The retirement agreement would terminate early, in the event of the death of the retiree.

18 QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Quarterly financial information for the fiscal years ended April 30, 2005, and 2004 (dollars in thousands, except per share amounts):

	Fiscal year ended April 30, 2005
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenues from continuing operations	$4,626	$6,906	$5,445	$5,818
Gross profit from continuing operations	1,389	3,699	1,863	2,219
Net (loss) earnings	(1,105)	521	(248)	2,633
Net (loss) earnings per share - basic and diluted	(.34)	.16	(.08)	.82

	Fiscal year ended April 30, 2004
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenues from continuing operations	$2,386	$2,388	$2,879	$4,729
Gross profit from continuing operations	902	867	1,092	1,762
Net earnings (loss)	(948)	(1,057)	(883)	1,038
Net earnings (loss) per share - basic and diluted	(.33)	(.36)	(.30)	.34

19 SUBSEQUENT EVENT

The Company elected to deposit funds into an escrow account in order to fund acquisitions of income-producing properties for tax deferred Section 1031 exchanges. In May 2005, the Company did not complete the acquisition for the shopping center located in Cincinnati, Ohio, that was sold and, as a result, approximately $3,490,000 in temporarily restricted cash held in escrow at April 30, 2005, was released to the Company and converted to cash. In July 2005, the Company elected not to acquire a replacement income-producing property for the shopping center located in Jackson, Michigan, that was sold. The remaining proceeds of approximately $4,782,000 held in escrow at April 30, 2005, will be released to the Company the earlier of filing the Company’s federal tax return or at the end of the statutory holding period in October 2005.

ABRAMS INDUSTRIES   40

SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION
April 30, 2005

				Costs
				Capitalized
				Subsequent
		Initial Cost to Company		to Acquisition
			Building and
Description	Encumbrances	Land	Improvements	Improvements
INCOME-PRODUCING PROPERTIES:
Kmart - Morton, IL	$2,142,245	$18,005	$2,767,764	$—
Kmart - Columbus, GA	1,083,104	11,710	2,356,920	10,078
Leaseback Shopping Center - Davenport, IA	—	—	2,150	193,261
Leaseback Shopping Center - Jacksonville, FL	—	—	42,151	—
Leaseback Shopping Center - Orange Park, FL	—	—	127,487	35,731
Office Building - Atlanta, GA	4,709,928	660,000	4,338,102	844,802
Office Building - Douglasville, GA	2,886,433	609,000	3,238,235	108,612
Office Park - Marietta, GA	5,972,934	1,750,000	6,417,275	1,237,275
Shopping Center - Jacksonville, FL	7,689,706	3,908,004	5,170,420	306,668

	24,484,350	6,956,719	24,460,504	2,736,427

REAL ESTATE HELD FOR FUTURE DEVELOPMENT OR SALE:
Land - Louisville, KY	—	80,011	—	—
Land - Oakwood, GA	—	234,089	—	543,330
Land - North Ft. Myers	—	2,133,936	—	363,012
Land and Building - Atlanta, GA(4)	—	92,226	722,033	—

	—	2,540,262	722,033	906,342

	$24,484,350	$9,496,981	$25,182,537	$3,642,769

Reconciliations of total real estate carrying value and accumulated depreciation for the three years ended April 30, are as follows:

	Real Estate						Accumulated Depreciation
	2005		2004		2003		2005		2004		2003
BALANCE AT BEGINNING OF YEAR	$45,509,783		$64,516,511		$80,707,855		$11,911,108		$15,784,645		$19,449,160

ADDITIONS DURING YEAR
Real estate	621,296		4,940,289	(7)	260,929		—		—		—
Depreciation from continuing operations	—		—		—		1,035,454		838,204		854,835
Depreciation from discontinued operations	—		—		—		—		97,934		764,281
Transfers	—		—		—		—		—		—

	621,296		4,940,289		260,929		1,035,454		936,138		1,619,116

DEDUCTIONS DURING YEAR
Accumulated depreciation on properties sold or transferred	—		—		—		2,475,037	(6)	4,809,675	(8)	5,283,631	(9)
Carrying value of real estate sold, transferred, or retired	7,553,178	(6)	23,947,017	(8)	16,452,273	(9)	—		—		—

	7,553,178		23,947,017		16,452,273		2,475,037		4,809,675		5,283,631

BALANCE AT CLOSE OF YEAR	$38,577,901		$45,509,783		$64,516,511		$10,471,525		$11,911,108		$15,784,645

ABRAMS INDUSTRIES   41

								Life on Which
Gross Amounts at Which								Depreciation
Carried at Close of Year								In Latest
	Building			Net				Earnings
	and	Capitalized		Accumulated	Date(s) of		Date	Statement
Land	Improvements	Interest	Total(1)	Depreciation	Construction		Acquired	Is Computed
$ 18,005	$2,767,764	$—	$2,785,769	$2,767,842	1980, 1992		—	25 years
11,710	2,366,998	238,970	2,617,678	2,558,659	1980, 1988		—	25 years
—	195,411	—	195,411	187,005	1995		—	7 years
—	42,151	—	42,151	21,075	1994		—	25 years
—	163,218	—	163,218	163,218	1995		—	7 years
660,000	5,182,904	—	5,842,904	1,412,910	1974, 1997	(2)	1997	39 years
609,000	3,346,847	—	3,955,847	235,573	2000	(3)	2004	39 years
1,750,000	7,654,550	—	9,404,550	1,836,279	1980, 1985	(3)	1997	39 years
3,908,004	5,477,088	—	9,385,092	796,414	1985	(3)	1999	39 years

6,956,719	27,196,931	238,970	34,392,620	9,978,975

80,011	—	—	80,011	—	—		1979	—
777,419	—	16,644	794,063	—	—		1987	—
2,496,948	—	—	2,496,948	—	—		1993	—
92,226	722,033	—	814,259	492,550	(5)		1960, 1968	—

3,446,604	722,033	16,644	4,185,281	492,550

$10,403,323	$27,918,964	$255,614	$38,577,901	$10,471,525

(1) The aggregated cost for land and building and improvements for federal income tax purposes at April 30, 2005, is $25,978,816.

(2) Developed by others in 1974, redeveloped by the Company in 1997.

(3) Developed by others.

(4) Vacant; former manufacturing facility.

(5) Original building constructed by others prior to 1960.

(6) Primarily represents the sale of a shopping center in Cincinnati, Ohio, and Jackson, Michigan

(7) Primarily represents the acquisition of the professional medical office building in Douglasville, Georgia.

(8) Primarily represents the sale of a shopping center in North Fort Myers, Florida.

(9) Primarily represents the sale of a shopping center in Englewood, Florida.

ABRAMS INDUSTRIES   42

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH INDEPENDENT AUDITORS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Management has evaluated the Company’s disclosure and controls and procedures as defined by Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report. This evaluation was carried out with the participation of the Company’s Chief Executive Officer and Chief Financial Officer. No system of controls, no matter how well designed and operated, can provide absolute assurance that the objectives of the system controls are met, and no evaluation of controls can provide absolute assurance that the system of controls has operated effectively in all cases. The Company’s disclosure controls and procedures, however, are designed to provide reasonable assurance that the objectives of disclosure controls and procedures are met.

Based on management’s evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report to provide reasonable assurance that the objectives of disclosure controls and procedures are met.

There was no change in the Company’s internal control over financial reporting that occurred during the Company’s fourth fiscal quarter for its fiscal year ended April 30, 2005, which has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

ITEMS 10-14

The information required by Part III of this Form 10-K will be included in the Company’s definitive proxy materials for its 2005 Annual Meeting of Shareholders, to be filed with Securities and Exchange Commission, under the headings “Election of Directors,” “Meetings and Committees of the Board of Directors,” “Nomination of Directors,” “Principal Holders of the Company’s Securities and Holdings by Executive Officers and Directors,” “Section 16A Beneficial Ownership Reporting Compliance,” “Compensation of Executive Officers,” “Equity Compensation Plan,” “Compensation of Directors,” “Information Concerning the Company’s Independent Auditor,” and “Corporate Governance and Communicating with the Board,” and is hereby incorporated herein by reference. Information related to Executive Officers of the Company is included in Item 1 of this report.

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

ABRAMS INDUSTRIES   43

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(A) The following documents are filed as part of this Annual Report on Form 10-K:

1. Financial Statements:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets at April 30, 2005, and 2004

Consolidated Statements of Operations for the Years Ended April 30, 2005, 2004, and 2003

Consolidated Statements of Shareholders’ Equity for the Years Ended April 30, 2005, 2004, and 2003

Consolidated Statements of Cash Flows for the Years Ended April 30, 2005, 2004, and 2003

Notes to Consolidated Financial Statements

2. Financial Statement Schedules:

Schedule III—Real Estate and Accumulated Depreciation

3. Exhibits:

Exhibit No.

3a. Articles of Incorporation(1)

3b. Restated Bylaws(2), Amendments to Bylaws(5)

10a. Directors Deferred Compensation Plan(3)#

10b. Edward M. Abrams Split Dollar Life Insurance Agreements dated July 29, 1991(4)#

10c. Edward M. Abrams Employment Agreement dated November 18, 1998 (6)#

10d. 2000 Stock Award Plan (7)#

10f. Alan R. Abrams Split Dollar Life Insurance Agreement dated May 31, 2001(8)#

10g. J. Andrew Abrams Split Dollar Life Insurance Agreement dated May 31, 2001(8)#

10h. Edward M. Abrams Retirement Agreement dated July 22, 2003(9)#

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

(B) Reports on Form 8-K: See Current Reports on Form 8-K, filed April 22, 2005, reporting dispositions pursuant to Items 2 and 7 thereof.

(C) The Company hereby files as exhibits to this Annual Report on Form 10-K the exhibits set forth in Item 15(A)3 hereof.

(D) The Company hereby files as financial statement schedules to this Annual Report on Form 10-K the financial statement schedules set forth in Item 15(A)2 hereof.

ABRAMS INDUSTRIES   44

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ABRAMS INDUSTRIES, INC.
Dated: July 25, 2005	By:	/s/ Alan R. Abrams
Alan R. Abrams
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: July 25, 2005	/s/ Alan R. Abrams
Alan R. Abrams
Co-Chairman of the Board of Directors, Chief Executive Officer

Dated: July 25, 2005	/s/ J. Andrew Abrams
J. Andrew Abrams
Co-Chairman of the Board of Directors

Dated: July 25, 2005	/s/ David L. Abrams
David L. Abrams
Director

Dated: July 25, 2005	/s/ Samuel E. Allen
Samuel E. Allen
Director

Dated: July 25, 2005	/s/ Gilbert L. Danielson
Gilbert L. Danielson
Director

Dated: July 25, 2005	/s/ Melinda S. Garrett
Melinda S. Garrett
Director

Dated: July 25, 2005	/s/ Robert T. McWhinney, Jr.
Robert T. McWhinney, Jr.
Director

Dated: July 25, 2005	/s/ Mark J. Thomas
Mark J. Thomas
Chief Financial Officer

Dated: July 25, 2005	/s/ Felker W. Ward, Jr.
Felker W. Ward, Jr.
Director

ABRAMS INDUSTRIES   45