Form 10-Q
period 2005-07-31
ABRAMS INDUSTRIES INC
filed 2005-09-14
CIK 1923

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
QUARTERLY REPORT
Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934
For the quarter ended July 31, 2005
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
Yes ☐     No ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐     No ☑
The number of shares of $1.00 par value Common Stock of the Registrant outstanding as of August 31, 2005, was 3,209,913.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ABRAMS INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	July 31, 2005	April 30, 2005
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,542,986	$1,402,645
Restricted cash	4,782,752	8,272,399
Short-term investment	2,000,000	2,000,000
Receivables (Note 4)	2,075,183	2,721,831
Less: Allowance for doubtful accounts	(16,760)	(69,801)
Assets of discontinued operations (Note 5)	2,694	103,632
Costs and earnings in excess of billings	129,565	312,781
Deferred income taxes	552,953	552,953
Note receivables	449,370	23,500
Other	1,061,124	867,022

Total current assets	13,579,867	16,186,962

INCOME-PRODUCING PROPERTIES, net	24,486,455	24,413,645
PROPERTY AND EQUIPMENT, net	889,662	836,227
OTHER ASSETS:
Real estate held for future development or sale	3,692,731	3,692,731
Intangible assets, net (Note 8)	3,254,998	3,164,272
Goodwill (Note 8)	5,458,717	5,458,717
Other	3,813,125	3,314,618

	$55,175,555	$57,067,172

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Trade and subcontractors payables	$592,404	$888,397
Accrued expenses	2,093,113	1,861,348
Accrued incentive compensation	556,326	1,089,369
Liabilities of discontinued operations (Note 5)	101,773	196,427
Billings in excess of costs and earnings	219,645	526,512
Current maturities of long-term debt	1,173,307	1,174,707

Total current liabilities	4,736,568	5,736,760

DEFERRED INCOME TAXES	3,251,969	3,460,151
OTHER LIABILITIES	1,737,391	1,602,243
MORTGAGE NOTES PAYABLE, less current maturities	23,327,738	23,567,189
OTHER LONG-TERM DEBT, less current maturities	1,667,277	1,787,418

Total liabilities	34,720,943	36,153,761

COMMITMENTS AND CONTINGENCIES (Note 9)

SHAREHOLDERS’ EQUITY:
Common stock, $1 par value; 5,000,000 shares authorized; 3,358,501 issued and 3,209,913 outstanding at July 31, 2005, 3,357,601 issued and 3,209,113 outstanding at April 30, 2005,	3,358,501	3,357,601
Additional paid-in capital	3,071,537	3,067,982
Deferred stock compensation	(11,003)	(14,162)
Retained earnings	14,720,894	15,186,932
Treasury stock, common shares; 148,588 at July 31, 2005, and 148,488 at April 30, 2005	(685,317)	(684,942)

Total shareholders’ equity	20,454,612	20,913,411

	$55,175,555	$57,067,172

See accompanying notes to consolidated financial statements.

ABRAMS INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	FIRST QUARTER ENDED
	JULY 31,
	2005	2004
REVENUES:
Energy and facilities solutions	$924,348	$890,211
Energy services	2,094,910	1,962,868
Rental income	1,693,962	1,738,330

	4,713,220	4,591,409

Interest	46,224	28,818
Other	13,061	6,007

	4,772,505	4,626,234

COSTS AND EXPENSES:
Energy and facilities solutions	510,271	480,889
Energy services	988,604	1,481,237
Rental property operating expenses, excluding interest	1,092,852	1,274,780

	2,591,727	3,236,906

Selling, general and administrative
Energy and facilities solutions	545,973	638,932
Energy services	554,895	640,033
Real estate	265,284	362,590
Parent	899,552	696,428

	2,265,704	2,337,983

Extinguishment of debt	—	218,071

Interest costs incurred	432,105	577,917

	5,289,536	6,370,877

LOSS BEFORE INCOME TAXES FROM CONTINUING OPERATIONS	(517,031)	(1,744,643)

INCOME TAX BENEFIT	(196,472)	(660,352)

LOSS FROM CONTINUING OPERATIONS	(320,559)	(1,084,291)

DISCONTINUED OPERATIONS:
Loss from discontinued operations, adjusted for applicable income tax benefit of $10,094, and $2,649, respectively	(16,467)	(21,163)

NET LOSS	$(337,026)	$(1,105,454)

NET LOSS PER SHARE — BASIC AND DILUTED:
From continuing operations	$(.10)	$(.34)
From discontinued operations	(.01)	(.01)

NET LOSS PER SHARE — BASIC AND DILUTED	$(.11)	$(.35)

DIVIDENDS PER SHARE	$.16	$.16

WEIGHTED AVERAGE SHARES OUTSTANDING — BASIC AND DILUTED	3,209,478	3,197,596

See accompanying notes to consolidated financial statements.

ABRAMS INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(UNAUDITED)

			Additional	Deferred
	Common Stock		Paid-In	Stock	Retained	Treasury
	Shares	Amount	Capital	Compensation	Earnings	Stock	Total

BALANCES at April 30, 2003	3,060,239	3,060,239	2,153,505	(16,598)	16,734,753	(673,947)	21,257,952
Net loss	—	—	—	—	(1,850,126)	—	(1,850,126)
Common stock acquired	—	—	—	—	—	—	—
Common stock issued	267,389	267,389	810,369	(41,700)	—	—	1,036,058
Stock compensation expense	—	—	—	31,443	—	(5,836)	25,607
Cash dividends declared — $.16 per share	—	—	—	—	(471,964)	—	(471,964)

BALANCES at April 30, 2004	3,327,628	3,327,628	2,963,874	(26,855)	14,412,663	(679,783)	19,997,527

Net earnings	—	—	—	—	1,800,358	—	1,800,358
Common stock acquired	—	—	—	—	—	—	—
Common stock issued	29,973	29,973	104,108	(39,175)	—		94,906
Stock compensation expense	—	—	—	51,868	—	(5,159)	46,709
Cash dividends declared — $.32 per share	—	—	—	—	(1,026,089)	—	(1,026,089)

BALANCES at April 30, 2005	3,357,601	$3,357,601	$3,067,982	$(14,162)	$15,186,932	$(684,942)	$20,913,411

Net loss	—	—	—	—	(337,026)	—	(337,026)
Common stock issued	900	900	3,555	(4,455)	—		—
Stock compensation expense	—	—	—	7,614	—	(375)	7,239
Cash dividends declared — $.04 per share	—	—	—	—	(129,012)	—	(129,012)

BALANCES at July 31, 2005	3,358,501	$3,358,501	$3,071,537	$(11,003)	$14,720,894	$(685,317)	$20,454,612

See accompanying notes to consolidated financial statements.

ABRAMS INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	FIRST QUARTER ENDED
	JULY 31,
	2005	2004
CONTINUING OPERATIONS:
Cash flows from operating activities:
Net loss	$(337,026)	$(1,105,454)
Loss from discontinued operations, net of tax	16,467	21,163
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	366,713	500,045
Deferred tax benefit	(208,182)	(663,732)
(Recovery of) provision for doubtful accounts, net	(53,041)	17,316
Extinguishment of debt	—	218,071
Changes in assets and liabilities:
Receivables	670,148	380,823
Costs and earnings in excess of billings	183,216	24,110
Note receivables	(425,870)	—
Other current assets	(217,602)	(378,515)
Other assets	(498,507)	(127,863)
Trade and subcontractors payable	(295,993)	531,021
Accrued expenses	231,765	(126,531)
Accrued incentive compensation	(533,043)	—
Billings in excess of costs and earnings	(306,867)	(87,774)
Other liabilities	135,148	59,228

Net cash used in operating activities	(1,272,674)	(738,092)

Cash flows from investing activities:
Release of restricted cash held in escrow	3,489,647	—
Additions to income-producing properties, net	(311,373)	(106,261)
Additions to property and equipment, net	(99,820)	(351,072)
Additions to intangible assets, net	(214,143)	(161,737)
Acquisition, net of cash acquired	—	(154,256)

Net cash provided by (used in) investing activities	2,864,311	(773,326)

Cash flows from financing activities:
Debt restructuring	—	(1,974,042)
Debt repayments	(312,101)	(242,041)
Deferred loan costs paid	—	(50,000)
Cash dividends	(129,012)	(641,228)

Net cash used in financing activities	(441,113)	(2,907,311)

DISCONTINUED OPERATIONS:
Operating activities	(10,183)	715,384
Investing activities	—	(13,662)
Financing activities	—	(44,099)

Net cash (used in) provided by discontinued operations	(10,183)	657,623

Net increase (decrease) in cash and cash equivalents	1,140,341	(3,761,106)
Cash and cash equivalents at beginning of period	1,402,645	6,379,679

Cash and cash equivalents at end of period	$2,542,986	$2,618,573

Supplemental disclosure of noncash financing activities:
Issuance of common stock under Stock Award Plan	$4,455	$5,200
See accompanying notes to consolidated financial statements.

ABRAMS INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2005, AND APRIL 30, 2005
(UNAUDITED)
NOTE 1. ORGANIZATION AND BUSINESS
Abrams Industries, Inc. (together with its subsidiaries, the “Company”) was organized under Delaware law in 1960. In 1984, the Company changed its state of incorporation from Delaware to Georgia. The Company (i) provides energy engineering and analytical consulting services and develops, implements and supports facility management software applications; (ii) implements energy saving lighting programs and provides other energy services, including facility related improvements that reduce energy and operating costs; and (iii) engages in real estate investment and development.
NOTE 2. UNAUDITED STATEMENTS
The accompanying unaudited consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to such rules and regulations, although management believes that the accompanying disclosures are adequate to make the information presented not misleading. In the opinion of management, the accompanying financial statements contain all adjustments, consisting of normal recurring accruals that are necessary for a fair statement of the results for the interim periods presented. These financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended April 30, 2005. Results of operations for interim periods are not necessarily indicative of annual results.
Certain reclassifications have been made to the fiscal 2005 consolidated financial statements to conform to classifications adopted in 2006.
NOTE 3. SIGNIFICANT ACCOUNTING POLICIES
For purposes of the required pro forma disclosures required by Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, the Company has computed the value of all stock option awards granted for the quarter ended July 31, 2005, and July 31, 2004, using the Black-Scholes option pricing model.
If the Company had accounted for its stock-based compensation awards in accordance with SFAS 123, pro forma results would have been as follows:

	Quarter
	Ended July 31,
	2005	2004

Net loss, as reported	$(337,026)	$(1,105,454)
Add: Stock-based compensation	7,970	14,616
Deduct: Total stock-based compensation expense as determined under fair value based method for all awards, net of related tax effects	(29,209)	(70,203)
Add: Forfeitures, net of related tax effects	2,586	21,263

Pro forma net loss	$(355,679)	$(1,139,778)

Net loss per share:
Basic and diluted — as reported	$(0.11)	$(0.35)

Basic and diluted — pro forma	$(0.11)	$(0.36)

Options to purchase 716,466 shares were outstanding at July 31, 2005, of which 461,992 options were vested. The Company granted 4,000 stock options and 900 shares of restricted stock for the quarter ended July 31, 2005, and 54,900 stock options and 5,200 shares of restricted stock for the quarter ended July 31, 2004. The number of stock options forfeited in the quarter ended July 31, 2005, and July 31, 2004, was 4,050 and 39,000, respectively. The number of shares of restricted stock forfeited in the quarters ended July 31, 2005, and July 31, 2004 was 100 and 200, respectively. All of the stock options vested at July 31, 2005, were exercisable as of that date.
NOTE 4. RECEIVABLES
All net contract and trade receivables are expected to be collected within one year.
NOTE 5. DISCONTINUED OPERATIONS
Construction Segment
During fiscal 2004, the Company made the decision to curtail its operations as a general contractor, and pursuant to this decision, all operating activities have ceased. The former Construction Segment has been classified as a discontinued operation.
Real Estate Sales of Income-Producing Properties
The Company is in the business of creating long-term value by periodically realizing gains through the sale of existing real estate assets, and then redeploying its capital by reinvesting the proceeds from such sales. Effective May 1, 2002, the Company adopted SFAS144, Accounting for the Impairment or Disposal of Long-Lived Assets, which requires, among other things, that the operating results of certain income-producing assets, sold subsequent to April 30, 2002, be included in discontinued operations in the statements of operations for all periods presented. The Company classifies an asset as held for sale when the asset is under a binding sales contract with minimal contingencies, and the buyer is materially at risk if the buyer fails to complete the transaction. However, each potential transaction is evaluated based on its separate facts and circumstances. Pursuant to this standard, as of July 31, 2005, the Company had no assets that were classified as held for sale.

On April 18, 2005, the Company sold its shopping center located in Jackson, Michigan, and recognized a pre-tax gain of approximately $4.1 million. On February 9, 2005, the Company sold its shopping center in Cincinnati, Ohio, and recognized a pre-tax gain of approximately $850,000. As a result of these transactions, the Company’s financial statements have been prepared with the assets, liabilities, results of operations, cash flows, and the gains from the sales shown as discontinued operations. All historical statements have been restated in accordance with SFAS 144. Summarized financial information for discontinued operations for the first quarter ended July 31 is as follows:

	Quarter ended
	July 31,
	2005	2004

REVENUES:
Construction	$40	$145,502
Rental properties	—	290,382

Total revenues	40	435,884

COSTS AND EXPENSES:
Construction	—	114,734
Rental property operating expenses, including depreciation and interest	(101)	237,065
Construction selling, general & administrative	26,702	107,897

Total costs and expenses	26,601	459,696

Loss from discontinued operations	(26,561)	(23,812)
Income tax benefit	(10,094)	(2,649)

Loss from discontinued operations, net of tax	$(16,467)	$(21,163)

	Balances at
	July 31, 2005	April 30, 2005

Assets of discontinued operations
Receivables, net	$—	$100,477
Other current assets	2,694	3,155

	$2,694	$103,632

	Balances at
	July 31, 2005	April 30, 2005

Liabilities of discontinued operations
Trade and subcontractors payables	$91,780	$74,150
Accrued expenses	9,993	122,277

	$101,773	$196,427

NOTE 6. OPERATING SEGMENTS
The Company has three operating segments: Energy and Facilities Solutions, Energy Services, and Real Estate. The table below exhibits selected financial data on a segment basis. Net earnings (loss) are total revenues less operating expenses, including depreciation, interest, and income taxes. In this presentation, management fee expense charged by the Parent Company has not been allocated to the subsidiaries.

For the Quarter Ended	Energy and		Real Estate
July 31, 2005	Facilities Solutions	Energy Services	(1)	Parent	Eliminations	Consolidated

Revenues from unaffiliated customers	$924,348	$2,094,910	$1,693,962	$—	$—	$4,713,220
Interest and other income	315	—	154,322	4,630	(99,982)	59,285
Intersegment revenue	—	—	127,188	—	(127,188)	—

Total revenues from continuing operations	$924,663	$2,094,910	$1,975,472	$4,630	$(227,170)	$4,772,505

Net earnings (loss) (2)	$(130,827)	$292,223	$132,597	$(615,953)	$1,464	$(320,496)

For the Quarter Ended	Energy and		Real Estate
July 31, 2004	Facilities Solutions	Energy Services	(1)	Parent	Eliminations	Consolidated

Revenues from unaffiliated customers	$890,211	$1,962,868	$1,738,330	$—	$—	$4,591,409
Interest and other income	—	—	75,197	7,085	(47,457)	34,825
Intersegment revenue	11,535	—	124,354	—	(135,889)	—

Total revenues from continuing operations	$901,746	$1,962,868	$1,937,881	$7,085	$(183,346)	$4,626,234

Net earnings (loss) (2)	$(146,420)	$(167,378)	$(363,176)	$(470,696)	$96,669	$(1,051,001)

(1)	The Company is in the business of creating long-term value by periodically realizing gains through the sale of income-producing properties. The Real Estate Segment’s net earnings includes discontinued operations from sales of income-producing properties pursuant to SFAS 144.

(2)	The Company has changed its measurement of profit or loss previously disclosed from net earnings (loss) from continuing operations before income taxes to net earnings (loss). The chief executive officer uses this measurement to analyze each Segment’s operating performance.
The following is a reconciliation of Segment net earnings shown in the table above to consolidated net earnings on the statements of operations for the quarters ended July 31, 2005 and 2004:

	July 31,
	2005	2004

Consolidated Segment net loss	$(320,496)	$(1,051,001)
Discontinued Construction Segment net loss	(16,530)	(107,196)
Eliminations related to Construction Segment	—	52,742

Consolidated net loss	$(337,026)	$(1,105,455)

NOTE 7. EARNINGS (LOSS) PER SHARE
Basic earnings per share are computed by dividing net earnings (loss) by the weighted average shares outstanding during the reporting period. Diluted earnings per share are computed giving effect to dilutive stock equivalents resulting from outstanding stock options and stock warrants. The dilutive effect on the number of common shares for the first quarter of fiscal 2006 and 2005 was 92,526 and 407, respectively. Since the Company had losses from continuing operations for both periods presented, all stock equivalents were antidilutive during these periods, and therefore are excluded when determining the diluted weighted average shares outstanding.
NOTE 8. GOODWILL AND OTHER INTANGIBLE ASSETS
The gross carrying amounts and accumulated amortization for all of the Company’s intangible assets as of July 31, 2005, are as follows:

	Gross Carrying	Accumulated
	Amount	Amortization

Amortized intangible assets:
Proprietary facility management software applications	$1,902,714	$629,723
Computer software	411,520	374,452
Real estate lease costs	1,583,716	759,689
Customer relationships	218,000	69,033
Deferred loan costs	751,547	515,070
Other	55,608	28,847

	$4,923,105	$2,376,814

Unamortized intangible assets:
Trademark	$708,707	$—

Goodwill	$5,458,717	$—

Aggregate amortization expense for all amortized intangible assets

For the three months ended July 31, 2005	$123,810
For the three months ended July 31, 2004	142,362
NOTE 9. COMMITMENTS AND CONTINGENCIES
The Company is subject to other legal proceedings and claims that arise in the ordinary course of business. While the resolution of these matters cannot be predicted with certainty, the Company believes that the final outcome of these matters will not have a material adverse effect on the Company’s financial position or results of operations.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with the consolidated financial statements, including the notes to those statements, which are presented elsewhere in this report. The Company also recommends that this discussion and analysis be read in conjunction with management’s discussion and analysis and consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended April 30, 2005.
The Company’s fiscal year 2006 ends April 30, 2006.
In the charts below, changes in revenues, costs and expenses and selling, general and administrative expenses from period to period are analyzed on a segment and consolidated basis. For net earnings and similar profit information on a consolidated basis, please see the Company’s consolidated financial statements.
Pursuant to SFAS 144, the figures shown in the following charts for all periods presented do not include Real Estate Segment revenues, including the gains or losses, cost and expenses, and selling, general and administrative expenses, generated by certain owned income-producing properties which are held for sale or that have been sold; such amounts have been reclassified to discontinued operations. See “Critical Accounting Policies – Discontinued Operations” later in this discussion and analysis section.
Results of operations of the first quarter of fiscal 2006 compared to the first quarter of fiscal 2005
REVENUES From Continuing Operations
For the first quarter of fiscal 2006, consolidated revenues from continuing operations, including interest income and other income, and net of intersegment eliminations, were $4,772,505, compared to $4,626,234 for the first quarter of fiscal 2005, an increase of 3%.
The figures in Chart A are segment revenues from continuing operations, net of intersegment eliminations, and do not include interest income or other income.
CHART A
REVENUES FROM CONTINUING OPERATIONS SUMMARY BY SEGMENT
(Dollars in Thousands)

	First Quarter Ended		Amount	Percent
	July 31,		Increase	Increase
	2005	2004	(Decrease)	(Decrease)

Energy and Facilities Solutions	$924	$890	$34	4
Energy Services (1)	2,095	1,963	132	7
Real Estate (2)	1,694	1,738	(44)	(3)

	$4,713	$4,591	$122	3

NOTES TO CHART A
(1)	Revenues for the Energy Services Segment increased $132,000 or 7% for the first quarter of fiscal 2006 compared to the same period in fiscal 2005, primarily due to the recognition of approximately $593,000 in revenues from a consulting services contract that was substantially performed in prior periods. This consulting services contract did not have any associated cost and expense in the first quarter (See Chart B).

(2)	Real estate revenues from continuing operations decreased $44,000 or 3% for the first quarter of fiscal 2006 compared to the same period in fiscal 2005, primarily due to:
(a)	a decrease in leaseback income of approximately $86,000 related to a leaseback interest in a Kmart shopping center located in Minneapolis, Minnesota, that was sold in September 2004 ;
offset by:
(b)	a net increase in rental income of approximately $42,000.
The following table indicates the backlog of contracts and rental income for the next twelve months, by industry segment.

	July 31,
	2005	2004
Energy and Facilities Solutions (a)	$2,401,000	$2,317,000
Energy Services (b)	2,299,000	1,264,000
Real Estate (c)	6,690,000	6,639,000
Less: Intersegment eliminations	(529,000)	(521,000)

Total Backlog	$10,861,000	$9,699,000

(a)	Backlog includes contracts that can be cancelled with less than one year’s notice, and assumes cancellations provisions will not be invoked. The cancellation rate for such contracts in the previous twelve months was approximately 9%.

(b)	The increase in backlog is primarily due to an increase in customer contracts in the education, government and industrial sectors.

(c)	Not included in backlog are the sale of two outparcels located in North Fort Myers, Florida, both of which are under contract, with closing dates contemplated in October 2005. There can be no assurance that either sale will close.
COSTS AND EXPENSES APPLICABLE TO REVENUES
From Continuing Operations
As a percentage of total segment revenues from continuing operations (See Chart A), the total applicable costs and expenses (See Chart B) were 54% and 71% for the first quarters of fiscal 2006 and 2005, respectively. In reviewing Chart B, the reader should recognize that the volume of revenues generally will affect the amounts and percentages presented there.
The figures in Chart B are net of intersegment eliminations.

CHART B
COSTS AND EXPENSES APPLICABLE TO REVENUES
FROM CONTINUING OPERATIONS SUMMARY BY SEGMENT
(Dollars in Thousands)

			Percent of Segment
			Revenues for
	First Quarter Ended		First Quarter Ended
	July 31,		July 31,
	2005	2004	2005	2004

Energy and Facilities Solutions	$510	$481	55	54
Energy Services (1)	989	1,481	47	75
Real Estate (2)	1,093	1,275	65	73

	$2,592	$3,237	54	71

NOTES TO CHART B
(1)	On a dollar basis, costs and expenses from continuing operations decreased $492,000 or 33% for the first quarter of fiscal 2006, compared to the same period of fiscal 2005, primarily due a decrease in installation contract revenues.

On a percentage basis, costs and expenses decreased due to:
(a)	the recognition of revenue from a consulting services contract that had no additional cost and expense in the first quarter; and

(b)	an increase in margins on installation contract revenues from 25% in the first quarter of 2005 to 34% in the first quarter of 2006.
(2)	On a dollar and percentage basis, costs and expenses from continuing operations decreased $182,000 or 14% for the first quarter of fiscal 2006, compared to the same period of fiscal 2005, primarily due to:
(a)	a decrease of $68,000 in lease costs related to a leaseback interest in a Kmart shopping center located in Minneapolis, Minnesota, that was sold in September 2004;

(b)	a decrease in common area maintenance expense of $43,000;

(c)	a decrease of $40,000 related to depreciation and amortization; and

(d)	a decrease of $31,000 related to leasing and marketing expense.
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
From Continuing Operations
For the first quarters of fiscal 2006 and 2005, selling, general and administrative expenses (“SG&A”) from continuing operations, net of intersegment eliminations, were $2,265,704 and $2,337,983, respectively. As a percentage of consolidated revenues from continuing operations, these expenses were 48% and 51%, respectively. In reviewing Chart C, the reader should recognize that the volume of revenues generally will affect the amounts and percentages presented there. The percentages in Chart C are based upon expenses as they relate to segment revenues from continuing operations (Chart A), except that parent and total expenses relate to consolidated revenues from continuing operations.

CHART C
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
FROM CONTINUING OPERATIONS BY SEGMENT
(Dollars in Thousands)

			Percent of Segment
			Revenues for
	First Quarter Ended		First Quarter Ended
	July 31,		July 31,
	2005	2004	2005	2004

Energy and Facilities Solutions (1)	$546	$639	59	72
Energy Services (2)	555	640	26	33
Real Estate (3)	265	363	16	21
Parent (4)	900	696	19	15

	$2,266	$2,338	48	51

NOTES TO CHART C
(1)	On a dollar and percentage basis, SG&A expenses from continuing operations decreased $93,000 or 15% for the first quarter of 2006, compared to the same period of fiscal 2005, primarily due to:
(a)	the reversal of a bad debt expense of $46,000 from one customer that was recorded in a prior period. The change was based on a substantial portion of the receivable being collected and the remaining amount is believed to be collectible; and

(b)	a decrease of rent expense of $27,000 related to the Energy Facilities and Solutions Segment moving its main offices to the Company’s corporate headquarters.
(2)	On a dollar and percentage basis, SG&A expenses from continuing operations decreased $85,000 or 13% for the first quarter of 2006, compared to the same period of fiscal 2005, primarily due to a decrease in project development costs of approximately $46,000 associated with the timing of when contracts are awarded.

(3)	On a dollar and percentage basis, SG&A expenses from continuing operations decreased $98,000 or 27% for the first quarter of fiscal 2006, compared to the same period of fiscal 2005, primarily due to the legal costs incurred in the prior year period related to the arbitration proceedings against the Company’s former asset manager that was settled in December 2004.

(4)	On a dollar and percentage basis, SG&A expenses increased $204,000 or 29% for the first quarter of fiscal 2006, compared to the same period of fiscal 2005, primarily due to:
(a)	an increase in personnel and personnel related costs of approximately $64,000; and

(b)	an increase of approximately $66,000 related to marketing efforts and the re-development of the Company’s Website.
Liquidity and capital resources
Between April 30, 2005, and July 31, 2005, working capital decreased by $1,606,903. Operating activities used cash of $1,272,674 primarily due to:
(a)	the payment of $620,000 to employees, representing a portion of the incentive compensation resulting from the successful achievement of Company-wide earnings and performance goals in fiscal 2005;

(b)	an increase in note receivables of approximately $689,000 related to services performed on a consulting contract;

(c)	a net decrease in trade and subcontractors payables, accrued expenses and billings in excess of costs and earnings of $371,000 due to the timing and submission of payments; and

(d)	an increase in other current assets of approximately $218,000 related to insurance prepayments;
offset by:
(e)	a net decrease in receivables and costs and earnings in excess of billings of approximately $853,000.
Investing activities provided cash of $2,864,311, primarily due to:
(a)	the release of approximately $3,490,000 previously held in escrow for the purpose of purchasing a replacement property as part of an Internal Revenue Code Section 1031 federal tax deferred exchange for the Company’s shopping center located in Cincinnati, Ohio, sold in February 2005. The Company did not purchase a replacement property.
offset by:
(b)	approximately $311,000 in tenant and building improvements; and

(c)	additions to intangible assets of $214,000 primarily related to software development costs for one of the Company’s proprietary software solutions.
Financing activities used cash of $441,113 for scheduled principal payments of mortgage notes and other long-term debt and the regular quarterly dividend. Discontinued operations used cash of $10,183.
The Company anticipates that its existing cash balances, equity, line of credit, potential proceeds from sales of real estate, potential cash flow provided by financing or refinancing of debt obligations, the possible exercise of stock options, and cash flow generated from operations will, for the foreseeable future, provide adequate liquidity and financial flexibility to meet the Company’s needs to fund working capital, capital expenditures, and investment activities.
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
Factors relating to general global, national, regional, and local economic conditions, including international political stability, national defense, homeland security, natural disasters, employment levels, wage and salary levels, consumer confidence, availability of credit, taxation policies, the Sarbanes-Oxley Act, SEC reporting requirements, fees paid to vendors in order to remain in compliance with Sarbanes-Oxley Act and SEC requirements, interest rates, capital spending, and inflation could negatively impact the Company and its customers, suppliers, and sources of capital. Any significant negative impact from these factors could result in material adverse effects on the Company’s results of operations and financial condition.
The Company is at risk for many other matters beyond its control, including, but not limited to: the possible impact, if any, on the ultimate disposition of legal proceedings in which the Company is involved; the potential loss of significant customers; co-tenancy provisions in anchor tenant leases; the Company’s ability to sell or refinance its real estate; the possibility of not achieving projected backlog revenues or not realizing earnings from such revenues; the cost and availability of insurance; the ability of the Company to attract and retain key personnel; weather conditions; changes in laws and regulations, including changes in accounting standards, generally accepted accounting principles, and regulatory requirements of the SEC and NASDAQ; overall vacancy rates in markets where the Company leases retail and office space; overall capital spending trends in the economy; the timing and amount of earnings recognition related to the possible sale of real estate properties held for sale; delays in or cancellations of customers’ orders; the level and volatility of interest rates; the level and volatility of energy prices; the failure of a subcontractor to perform; and the deterioration in the financial stability of an anchor tenant, significant subcontractor or other significant customer.
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
Energy services revenues are reported on the percentage-of-completion method, using costs incurred to-date in relation to estimated total costs of the contracts, to measure the stage of completion. Original contract prices are adjusted for changes in estimated total contract costs and revenues (change orders), in the amounts that are reasonably estimated based on the Company’s historical experience. The cumulative effects of change orders are recorded in the period in which the facts requiring such revisions become known, and are accounted for using the percentage-of-completion method. At the time it is determined that a contract is expected to result in a loss, the entire estimated loss is recorded.
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

Property and equipment are stated at cost and are depreciated for financial reporting purposes using the straight-line method over the estimated useful lives of the assets. Significant additions that extend asset lives are capitalized. Normal maintenance and repair costs are expensed as incurred.
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
Valuation of goodwill and other intangible assets
Goodwill and intangible assets with indefinite lives are required to be reviewed for impairment on an annual basis or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset to estimated future net discounted cash flows expected to be generated by the asset. The most significant assumptions in the impairment analysis are revenue growth and discount rate. If an asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the asset’s fair value. Assets to be disposed of are reported at the lower of their carrying amount or estimated fair value less costs to sell.
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
Discontinued Operations
The Company adopted SFAS 144, Accounting for the Impairment or Disposal of Long- Lived Assets, effective May 1, 2002, which requires, among other things, that the gains and losses from the disposition of certain income-producing real estate assets and the related historical operating results be reflected as discontinued operations in the statements of operations for all periods presented. Although net earnings is not affected, the Company has reclassified results previously included in continuing operations to discontinued operations for qualifying dispositions pursuant to SFAS 144.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes since April 30, 2005. Refer to the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2005, for detailed disclosures about quantitative and qualitative disclosures about market risk.

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

ABRAMS INDUSTRIES, INC. (Registrant)
Date: September 14, 2005	/s/ Alan R. Abrams
Alan R. Abrams
Chief Executive Officer

Date: September 14, 2005	/s/ Mark J. Thomas
Mark J. Thomas
Chief Financial Officer