Form 10-Q
period 2005-10-31
ABRAMS INDUSTRIES INC
filed 2005-12-15
CIK 1923

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
QUARTERLY REPORT

Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934
For the quarter ended October 31, 2005
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
Yes ☐                    No ☑
The number of shares of $1.00 par value Common Stock of the Registrant outstanding as of November 30, 2005, was 3,545,628.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ABRAMS INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	October 31, 2005	April 30, 2005

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$6,634,651	$1,402,645
Restricted cash	—	8,272,399
Short-term investment	2,000,000	2,000,000
Receivables (Note 4)	2,010,550	2,721,831
Less: Allowance for doubtful accounts	(19,760)	(69,801)
Assets of discontinued operations (Note 5)	3,155	103,632
Costs and earnings in excess of billings	266,359	312,781
Deferred income taxes	552,953	552,953
Note receivables	882,267	23,500
Other	1,047,490	867,022

Total current assets	13,377,665	16,186,962

INCOME-PRODUCING PROPERTIES, net	24,296,167	24,413,645
PROPERTY AND EQUIPMENT, net	893,399	836,227
OTHER ASSETS:
Real estate held for future development or sale	3,167,721	3,692,731
Intangible assets, net (Note 8)	3,371,747	3,164,272
Goodwill (Note 8)	5,458,717	5,458,717
Other	3,727,443	3,314,618

	$54,292,859	$57,067,172

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Trade and subcontractors payables	$961,853	$888,397
Accrued expenses	1,499,727	1,861,348
Accrued incentive compensation	456,402	1,089,369
Liabilities of discontinued operations (Note 5)	97,289	196,427
Billings in excess of costs and earnings	191,248	526,512
Current maturities of long-term debt	1,188,133	1,174,707

Total current liabilities	4,394,652	5,736,760

DEFERRED INCOME TAXES	3,177,700	3,460,151
OTHER LIABILITIES	1,663,373	1,602,243
MORTGAGE NOTES PAYABLE, less current maturities	23,083,209	23,567,189
OTHER LONG-TERM DEBT, less current maturities	1,663,250	1,787,418

Total liabilities	33,982,184	36,153,761

COMMITMENTS AND CONTINGENCIES (Note 10)

SHAREHOLDERS’ EQUITY:
Common stock, $1 par value; 5,000,000 shares authorized; 3,694,436 issued and 3,545,738 outstanding at October 31, 2005 (including 335,203 shares issued on October 11, 2005, as a stock dividend), 3,357,601 issued and 3,209,113 outstanding at April 30, 2005	3,694,436	3,357,601
Additional paid-in capital	4,800,028	3,067,982
Deferred stock compensation	(6,048)	(14,162)
Retained earnings	12,508,071	15,186,932
Treasury stock, common shares;
148,698 at October 31, 2005, and 148,488 at April 30, 2005	(685,812)	(684,942)

Total shareholders’ equity	20,310,675	20,913,411

	$54,292,859	$57,067,172

See accompanying notes to consolidated financial statements.

ABRAMS INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	SECOND QUARTER ENDED		FIRST SIX MONTHS ENDED
	OCTOBER 30,		OCTOBER 30,
	2005	2004	2005	2004

REVENUES:
Energy and facilities solutions	$969,604	$940,084	$1,893,952	$1,830,295
Energy services	1,874,731	1,993,530	3,969,641	3,956,398
Rental income	1,685,444	3,932,511	3,379,406	5,670,841
Real estate sales	1,154,254	—	1,154,254	—

	5,684,033	6,866,125	10,397,253	11,457,534

Interest	51,928	9,810	98,152	38,628
Other	240,960	30,057	254,021	36,064

	5,976,921	6,905,992	10,749,426	11,532,226

COSTS AND EXPENSES:
Energy and facilities solutions	492,253	552,869	1,002,524	1,033,758
Energy services	1,278,681	1,378,490	2,267,285	2,859,727
Rental property operating expenses, excluding interest	1,135,412	1,275,168	2,228,264	2,549,948
Cost of real estate sold	612,124	—	612,124	—

	3,518,470	3,206,527	6,110,197	6,443,433

Selling, general and administrative
Energy and facilities solutions	541,614	460,031	1,087,587	1,098,963
Energy services	530,741	481,658	1,085,636	1,121,691
Real estate	186,873	583,218	452,157	945,808
Parent	736,043	904,294	1,635,595	1,600,722

	1,995,271	2,429,201	4,260,975	4,767,184

Extinguishment of debt	—	—	—	218,071

Interest costs incurred	472,865	499,475	904,970	1,077,392

	5,986,606	6,135,203	11,276,142	12,506,080

(LOSS) EARNINGS BEFORE INCOME TAXES FROM CONTINUING OPERATIONS	(9,685)	770,789	(526,716)	(973,854)

INCOME TAX (BENEFIT) EXPENSE	(3,680)	310,757	(200,152)	(349,595)

(LOSS) EARNINGS FROM CONTINUING OPERATIONS	(6,005)	460,032	(326,564)	(624,259)

DISCONTINUED OPERATIONS:
(Loss) earnings from discontinued operations, adjusted for applicable income tax (benefit) expense of $(10,362), $34,881, $(20,456), and $32,232, respectively	(16,909)	61,308	(33,376)	40,145

NET (LOSS) EARNINGS	$(22,914)	$521,340	$(359,940)	$(584,114)

NET (LOSS) EARNINGS PER SHARE — BASIC AND DILUTED:
From continuing operations	$(.00)	$.13	$(.09)	$(.18)
From discontinued operations	(.01)	.02	(.01)	.01

NET (LOSS) EARNINGS PER SHARE — BASIC AND DILUTED	$(.01)	$.15	$(.10)	$(.17)

DIVIDENDS PER SHARE	$.04	$.04	$.07	$.22

WEIGHTED AVERAGE SHARES OUTSTANDING — BASIC AND DILUTED	3,545,418	3,541,913	3,545,049	3,537,356

See accompanying notes to consolidated financial statements.

ABRAMS INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(UNAUDITED)

			Additional	Deferred
	Common Stock		Paid-In	Stock	Retained	Treasury
	Shares	Amount	Capital	Compensation	Earnings	Stock	Total

BALANCES at April 30, 2003	3,060,239	3,060,239	2,153,505	(16,598)	16,734,753	(673,947)	21,257,952
Net loss	—	—	—	—	(1,850,126)	—	(1,850,126)
Common stock acquired	—	—	—	—	—	—	—
Common stock issued	267,389	267,389	810,369	(41,700)	—	—	1,036,058
Stock compensation expense	—	—	—	31,443	—	(5,836)	25,607
Cash dividends declared — $.16 per share	—	—	—	—	(471,964)	—	(471,964)

BALANCES at April 30, 2004	3,327,628	3,327,628	2,963,874	(26,855)	14,412,663	(679,783)	19,997,527

Net earnings	—	—	—	—	1,800,358	—	1,800,358
Common stock acquired	—	—	—	—	—	—	—
Common stock issued	29,973	29,973	104,108	(39,175)	—		94,906
Stock compensation expense	—	—	—	51,868	—	(5,159)	46,709
Cash dividends declared — $.32 per share	—	—	—	—	(1,026,089)	—	(1,026,089)

BALANCES at April 30, 2005	3,357,601	3,357,601	3,067,982	(14,162)	15,186,932	(684,942)	20,913,411

Net loss	—	—	—	—	(359,940)	—	(359,940)
Common stock issued	900	900	3,555	(4,455)	—		—
Stock compensation expense	—	—	—	12,569	—	(870)	11,699
Stock option exercise	732	732	2,196				2,928
Cash dividends declared — $.0726 per share (adjusted for subsequent stock dividend)	—	—	—	—	(257,423)	—	(257,423)
Stock dividend declared — 10% at market value on date declared	335,203	335,203	1,726,295	—	(2,061,498)	—	—

BALANCES at October 31, 2005	3,694,436	$3,694,436	$4,800,028	$(6,048)	$12,508,071	$(685,812)	$20,310,675

See accompanying notes to consolidated financial statements.

ABRAMS INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	SIX MONTHS ENDED
	OCTOBER 30,
	2005	2004

CONTINUING OPERATIONS:
Cash flows from operating activities:
Net loss	$(359,940)	$(584,114)
Loss (earnings) from discontinued operations, net of tax	33,376	(40,145)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Gain on sale of real estate	(542,130)	—
Depreciation and amortization	790,935	1,011,336
Deferred tax benefit	(282,451)	(333,325)
(Recovery of) provison for doubtful accounts, net	(50,041)	9,190
Extinguishment of debt	—	218,071
Changes in assets and liabilities:
Receivables	711,281	(593,466)
Costs and earnings in excess of billings	46,422	232,306
Note receivables	(623,031)	—
Other current assets	(180,468)	(284,356)
Other assets	(198,561)	(303,504)
Trade and subcontractors payable	73,456	630,058
Accrued expenses	(361,621)	(187,204)
Accrued incentive compensation	(632,967)	—
Billings in excess of costs and earnings	(335,264)	711,124
Other liabilities	61,130	180,736

Net cash (used in) provided by operating activities	(1,849,874)	666,707

Cash flows from investing activities:
Release of restricted cash held in escrow	8,272,399	—
Proceeds from sale of real estate	617,140	—
Additions to income-producing properties, net	(355,897)	(205,447)
Additions to property and equipment, net	(148,158)	(400,581)
Additions to intangible assets, net	(474,143)	(253,955)
Acquisition, net of cash acquired	—	(178,315)

Net cash provided by (used in) investing activities	7,911,341	(1,038,298)

Cash flows from financing activities:
Debt restructuring	—	(1,974,042)
Debt repayments	(542,929)	(478,212)
Deferred loan costs paid	—	(50,000)
Cash received on stock option exercise	2,928	—
Cash dividends	(257,423)	(769,456)

Net cash used in financing activities	(797,424)	(3,271,710)

DISCONTINUED OPERATIONS:
Operating activities	(32,037)	1,764,506
Investing activities	—	(47,472)
Financing activities	—	(89,156)

Net cash (used in) provided by discontinued operations	(32,037)	1,627,878

Net increase (decrease) in cash and cash equivalents	5,232,006	(2,015,423)
Cash and cash equivalents at beginning of period	1,402,645	6,379,679

Cash and cash equivalents at end of period	$6,634,651	$4,364,256

Supplemental disclosure of noncash financing activities:
Issuance of common stock under Stock Award Plan	$4,455	$7,500
See accompanying notes to consolidated financial statements.

ABRAMS INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2005, AND APRIL 30, 2005
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
Certain reclassifications have been made to the fiscal 2005 consolidated financial statements to conform to the classifications adopted in 2006.
NOTE 3. SIGNIFICANT ACCOUNTING POLICIES
For purposes of the required pro forma disclosures required by Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure, the Company has computed the value of all stock option awards granted for the quarter ended October 31, 2005, and October 31, 2004, using the Black-Scholes option pricing model.
If the Company had accounted for its stock-based compensation awards in accordance with SFAS 123, pro forma results would have been as follows:

	Quarter		Six Months
	Ended October 31,		Ended October 31,
	2005	2004	2005	2004

Net (loss) earnings, as reported	$(22,914)	$521,340	$(359,940)	$(584,114)
Add: Stock-based compensation	6,654	16,273	16,057	34,680
Deduct: Total stock-based compensation expense as determined under fair value based method for all awards, net of related tax effects	(28,013)	(33,674)	(58,655)	(107,668)
Add: Forfeitures, net of related tax effects	7,073	25,271	9,659	46,534

Pro forma net (loss) earnings	$(37,200)	$529,210	$(392,879)	$(610,568)

Net (loss) earnings per share:
Basic and diluted — as reported	$(0.01)	$0.15	$(0.10)	$(0.17)

Basic and diluted — pro forma	$(0.01)	$0.15	$(0.11)	$(0.17)

Options to purchase 703,536 shares were outstanding at October 31, 2005, of which 464,062 options were vested. The Company did not grant any stock options or shares of restricted stock for the quarter ended October 31, 2005. The Company did grant 30,000 stock options and 2,300 shares of restricted stock for the quarter ended October 31, 2004. The Company granted 4,000 stock options and 900 shares of restricted stock for the first six months ended October 31, 2005, and granted 84,900 stock options and 7,500 shares of restricted stock for the first six months ended October 31, 2004. The number of stock options forfeited in the quarters ended October 31, 2005, and October 31, 2004, was 12,198 and 33,500, respectively. The number of stock options forfeited in the first six months ended October 31, 2005, and October 31, 2004, was 16,248 and 60,000, respectively. There were 3,662 stock options that were “in-the-money” and exercisable as of October 31, 2005. The number of shares of unvested, restricted stock forfeited in the quarters ended October 31, 2005, and October 31, 2004, was 110 and 400, respectively. The number of shares of unvested, restricted stock forfeited in the first six months ended October 31, 2005, and October 31, 2004, was 210 and 700, respectively.
NOTE 4. RECEIVABLES
All net contract and trade receivables are expected to be collected within one year.
NOTE 5. DISCONTINUED OPERATIONS
Construction Segment
During fiscal 2004, the Company made the decision to curtail its operations as a general contractor, and pursuant to this decision, all operating activities were ceased. The former Construction Segment has been classified as a discontinued operation.
Real Estate Sales of Income-Producing Properties
The Company is in the business of creating long-term value by periodically realizing gains through the sale of existing real estate assets, and then redeploying its capital by reinvesting the proceeds from such sales. Effective May 1, 2002, the Company adopted SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which requires, among other things, that the operating results of certain income-producing assets, sold subsequent to April 30, 2002, be included in discontinued operations in the statements of operations for all periods presented. The Company classifies an asset as held for sale when the asset is under a binding sales contract with minimal contingencies, and the buyer is materially at risk if the buyer fails to complete the transaction. However, each potential transaction is evaluated based on its separate facts and circumstances. Pursuant to this standard, as of October 31, 2005, the Company had no assets that were classified as held for sale.
On April 18, 2005, the Company sold its shopping center located in Jackson, Michigan, and recognized a pre-tax gain of approximately $4.1 million. On February 9, 2005, the Company sold its shopping center in Cincinnati, Ohio, and recognized a pre-tax gain of approximately $850,000. As a result of these transactions, the Company’s financial statements have been prepared with the assets, liabilities, results of operations, cash flows, and the gains on the sales shown as discontinued operations. All historical statements have been restated in accordance with SFAS 144. Summarized financial information for discontinued operations for the quarters and six month periods ended October 31, 2005, and 2004, is as follows:

	Second Quarter Ended		Six Months Ended
	October 31,		October 31,
	2005	2004	2005	2004

REVENUES:
Construction	$—	$11	$40	$145,513
Rental properties	19,796	362,980	19,796	653,362

Total revenues	19,796	362,991	19,836	798,875

COSTS AND EXPENSES:
Construction cost and expenses	—	—	—	114,734
Rental property operating expenses, including depreciation and interest	6,741	225,706	6,640	462,771
Construction selling, general & administrative	40,326	41,096	67,028	148,993

Total costs and expenses	47,067	266,802	73,668	726,498

(Loss) earnings from discontinued operations	(27,271)	96,189	(53,832)	72,377
Income tax (benefit) expense	(10,362)	34,881	(20,456)	32,232

(Loss) earnings from discontinued operations, net of tax	$(16,909)	$61,308	$(33,376)	$40,145

	Balances at
Assets of discontinued operations	October 31, 2005	April 30, 2005

Receivables, net	$—	$100,477
Other current assets	3,155	3,155

	$3,155	$103,632

	Balances at
Liabilities of discontinued operations	October 31, 2005	April 30, 2005

Trade and subcontractors payables	$28,747	$74,150
Accrued expenses	68,542	122,277

	$97,289	$196,427

NOTE 6. OPERATING SEGMENTS
The Company has three operating segments: Energy and Facilities Solutions, Energy Services, and Real Estate. The table below shows selected financial data on a segment basis. Net earnings (loss) are total revenues less operating expenses, including depreciation, interest, and income taxes. In this presentation, management fee expense charged by the Parent Company has not been allocated to the subsidiaries.

For the Quarter Ended	Energy and		Real Estate
October 31, 2005	Facilities Solutions	Energy Services	(1)	Parent	Eliminations	Consolidated

Revenues from unaffiliated customers	$969,604	$1,874,731	$2,839,698	$—	$—	$5,684,033
Interest and other income	1,418	9,530	418,506	9,010	(145,576)	292,888
Intersegment revenue	—	—	134,705	—	(134,705)	—

Total revenues from continuing operations	$971,022	$1,884,261	$3,392,909	$9,010	$(280,281)	$5,976,921

Net (loss) earnings (2)	$(126,613)	$(55,994)	$661,738	$(468,243)	$(8,799)	$2,089

For the Quarter Ended	Energy and		Real Estate
October 31, 2004	Facilities Solutions	Energy Services	(1)	Parent	Eliminations	Consolidated

Revenues from unaffiliated customers	$940,084	$1,993,530	$3,932,511	$—	$—	$6,866,125
Interest and other income	—	11,125	73,278	8,121	(52,657)	39,867
Intersegment revenue	—	—	121,864	—	(121,864)	—

Total revenues from continuing operations	$940,084	$2,004,655	$4,127,653	$8,121	$(174,521)	$6,905,992

Net (loss) earnings (2)	$(72,162)	$7,388	$1,387,925	$(832,987)	$54,743	$544,907

For the Six Months Ended	Energy and		Real Estate
October 31, 2005	Facilities Solutions	Energy Services	(1)	Parent	Eliminations	Consolidated

Revenues from unaffiliated customers	$1,893,952	$3,969,641	$4,533,660	$—	$—	$10,397,253
Interest and other income	1,733	9,530	572,828	13,640	(245,558)	352,173
Intersegment revenue	—	—	261,893	—	(261,893)	—

Total revenues from continuing operations	$1,895,685	$3,979,171	$5,368,381	$13,640	$(507,451)	$10,749,426

Net (loss) earnings (2)	$(257,440)	$236,229	$794,335	$(1,084,196)	$(7,335)	$(318,407)

For the Six Months Ended	Energy and		Real Estate
October 31, 2004	Facilities Solutions	Energy Services	(1)	Parent	Eliminations	Consolidated

Revenues from unaffiliated customers	$1,830,295	$3,956,398	$5,670,841	$—	$—	$11,457,534
Interest and other income	—	11,125	148,475	15,206	(100,114)	74,692
Intersegment revenue	11,535	—	246,218	—	(257,753)	—

Total revenues from continuing operations	$1,841,830	$3,967,523	$6,065,534	$15,206	$(357,867)	$11,532,226

Net (loss) earnings (2)	$(218,582)	$(159,990)	$1,024,749	$(1,303,683)	$151,412	$(506,094)

(1)	The Company is in the business of creating long-term value by periodically realizing gains through the sale of income-producing properties. The Real Estate Segment’s net earnings include results from income-producing properties that are reflected as discontinued operations pursuant to SFAS 144, including gains on the sale of those properties.

(2)	The Company has changed its measurement of profit or loss previously disclosed from net (loss) earnings from continuing operations before income taxes to net (loss) earnings. The chief executive officer uses this measurement to analyze each Segment’s operating performance.
The following is a reconciliation of Segment net (loss) earnings shown in the table above to consolidated net (loss) earnings on the statements of operations for the quarters and six months ended October 31, 2005, and 2004:

	Quarter Ended		Six Months Ended
	October 31,		October 31,
	2005	2004	2005	2004

Consolidated Segment net (loss) earnings	$2,089	$544,907	$(318,407)	$(506,094)
Discontinued Construction Segment net loss	(25,003)	(44,110)	(41,533)	(151,306)
Eliminations related to Construction Segment	—	20,543	—	73,286

Consolidated net (loss) earnings	$(22,914)	$521,340	$(359,940)	$(584,114)

NOTE 7. (LOSS) EARNINGS PER SHARE
Basic earnings per share are computed by dividing net (loss) earnings by the weighted average shares outstanding during the reporting period. Diluted earnings per share are computed giving effect to dilutive stock equivalents resulting from outstanding stock options and stock warrants. The dilutive effect on the number of common shares for the second quarter and for the first six months of fiscal 2006 was 86,267 and 56,453 shares, respectively, and was 0 and 52 shares for the second quarter and for the first six months of fiscal 2005, respectively. Since the Company had a loss from continuing operations for the periods in which there was a dilutive effect, all stock equivalents were antidilutive during that period, and therefore, are excluded when determining the diluted weighted average shares outstanding.
On August 25, 2005, the Company awarded a stock dividend of ten percent (10%) to all shareholders of record on September 27, 2005. On October 11, 2005, the Company issued 335,203 shares of stock related to the stock dividend. (Loss) earnings per share have been adjusted retroactively to present the shares issued and stock dividend as outstanding for all periods presented.

NOTE 8. GOODWILL AND OTHER INTANGIBLE ASSETS
The gross carrying amounts and accumulated amortization for all of the Company’s intangible assets as of October 31, 2005, are as follows:

	Gross Carrying	Accumulated
	Amount	Amortization

Amortized intangible assets:

Proprietary facility management software applications	$2,124,956	$693,713
Computer software	417,210	386,077
Real estate lease costs	1,615,672	801,770
Customer relationships	218,000	79,933
Deferred loan costs	751,547	525,527
Other	55,608	32,933

	$5,182,993	$2,519,953

Unamortized intangible assets:
Trademark	$708,707	$—

Goodwill	$5,458,717	$—

Aggregate amortization expense for all amortized intangible assets
For the three months ended October 31, 2005	$143,139
For the six months ended October 31, 2005	266,319
For the three months ended October 31, 2004	161,293
For the six months ended October 31, 2004	318,508
NOTE 9. DISPOSITIONS
On October 28, 2005, the Company closed on the sale of one of its outparcels located in North Fort Myers, Florida, for a sales price of $625,000, resulting in a pre-tax gain of approximately $296,000. After selling expenses, the sale generated proceeds of approximately $577,000 of which $450,000 was recorded as a note receivable, bearing interest at 7.25%, interest only due monthly commencing on December 1, 2005, and matures on April 28, 2006.
On October 21, 2005, the Company closed on the sale of one of its outparcels located in North Fort Myers, Florida, for a sales price of approximately $529,000, resulting in a pre-tax gain of approximately $246,000. After selling expenses, the sale generated net cash proceeds of approximately $488,000.
NOTE 10. COMMITMENTS AND CONTINGENCIES
The Company is subject to legal proceedings and other claims that arise in the ordinary course of business. While the resolution of these matters cannot be predicted with certainty, the Company believes that the final outcome of these matters will not have a material adverse effect on the Company’s financial position or results of operations.

NOTE 11. SUBSEQUENT EVENT
The Company has entered into a contract to sell its professional medical office building located in Douglasville, Georgia, at a gain. The contract specifies a closing date in fiscal 2006. The contract is subject to customary conditions, and there can be no assurance that the contract will close.
The Company has entered into a contract to sell a 4.7 acre tract of land in Louisville, Kentucky, at a gain. The contract specifies a closing date in fiscal 2006. The contract is subject to customary conditions, and there can be no assurance that the contract will close.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with the consolidated financial statements, including the notes to those statements, which are presented elsewhere in this report. The Company also recommends that this discussion and analysis be read in conjunction with the management’s discussion and analysis section and the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended April 30, 2005.
The Company’s fiscal year 2006 ends April 30, 2006.
In the charts below, changes in revenues, costs and expenses and selling, general and administrative expenses from period to period are analyzed on both segment and consolidated bases. For net earnings and similar profit information on a consolidated basis, please see the Company’s consolidated financial statements.
Pursuant to SFAS 144, the figures shown in the following charts for all periods presented do not include Real Estate Segment revenues, cost and expenses, and selling, general and administrative expenses, generated by certain owned income-producing properties which are held for sale or that have been sold, including the gains on the sale of these properties; such amounts have been reclassified to discontinued operations. See “Critical Accounting Policies – Discontinued Operations” later in this discussion and analysis section.
Results of operations of the second quarter and first six months of fiscal 2006, compared to the second quarter and first six months of fiscal 2005
REVENUES From Continuing Operations
For the second quarter of fiscal 2006, consolidated revenues from continuing operations, including interest income and other income, and net of intersegment eliminations, were $5,976,921, compared to $6,905,992 for the second quarter of fiscal 2005, a decrease of 13%. For the first six months of fiscal 2006, consolidated revenues from continuing operations were $10,749,426, compared to $11,532,226 for the first six months of fiscal 2005, a decrease of 7%.
The figures in Chart A are segment revenues from continuing operations, net of intersegment eliminations, and do not include interest income or other income.
CHART A
REVENUES FROM CONTINUING OPERATIONS BY SEGMENT
(Dollars in Thousands)

	Second Quarter Ended		Amount	Percent	Six Months Ended		Amount	Percent
	October 31,		Increase	Increase	October 31,		Increase	Increase
	2005	2004	(Decrease)	(Decrease)	2005	2004	(Decrease)	(Decrease)

Energy and Facilities Solutions	$970	$940	$30	3	$1,894	$1,830	$64	3
Energy Services (1)	1,875	1,994	(119)	(6)	3,970	3,956	14	0
Real Estate (2)	2,840	3,933	(1,093)	(28)	4,534	5,671	(1,137)	(20)

	$5,685	$6,867	$(1,182)	(17)	$10,398	$11,457	$(1,059)	(9)

NOTES TO CHART A
(1)	Revenues for the Energy Services Segment for the first six months of fiscal 2006 include the recognition of approximately $593,000 in revenues in the first quarter of fiscal 2006 from a consulting services contract that was substantially performed in prior periods and did not have any associated cost and expense (See Chart B).
(2)	Real estate revenues from continuing operations decreased $1,093,000 or 28% for the second quarter of fiscal 2006, and $1,137,000 or 20% for the first six months of fiscal 2006, compared to the same periods in fiscal 2005, primarily due to:
(a)	rental revenues in fiscal 2005 included revenues of $2,250,000 from the sale of the Company’s leaseback interest in a shopping center in Minneapolis, Minnesota, in September 2004; whereas there were no rental revenues from a leaseback sale in the first six months of fiscal 2006;
offset by:
(b)	the sale of land (two outparcels) located in North Fort Myers, Florida, for $1,154,000, in October 2005. There was no sale of land in the first six months of fiscal 2005.
The following table indicates the backlog of contracts and rental income for the next twelve months, by industry segment.

	October 31,
	2005	2004
Energy and Facilities Solutions (a)	$2,821,000	$2,572,000
Energy Services (b)	2,469,000	4,396,000
Real Estate (c)	6,602,000	6,509,000
Less: Intersegment eliminations	(540,000)	(524,000)

Total Backlog	$11,352,000	$12,953,000

(a)	The increase in backlog is primarily due to an increase in energy engineering service contracts. Backlog includes contracts that can be cancelled with less than one year’s notice, and assumes cancellations provisions will not be invoked. The cancellation rate for such contracts in the previous twelve months was approximately 9%.
(b)	The decrease in backlog is primarily due to one large contract included in the prior period in the education and government sector.
(c)	The increase in real estate backlog primarily relates to an increase in occupancy rates at leased properties. Revenues from any contract in which the prospective buyer is not materially at risk are not included in backlog. As of October 31, 2005, backlog does not include a contract to sell, at a gain, the Company’s professional medical office building located in Douglasville, Georgia. Backlog also does not include a contract to sell, at a gain, a 4.7 acre tract of land in Louisville, Kentucky. See Note 11 to the consolidated financial statements.
COSTS AND EXPENSES APPLICABLE TO REVENUES
From Continuing Operations
As a percentage of total segment revenues from continuing operations (See Chart A), the total applicable costs and expenses (See Chart B) were 62% and 47% for the second quarters of fiscal 2006 and 2005, respectively, and 59% and 56% for the first six months of fiscal 2006 and 2005, respectively. In reviewing Chart B, the reader should recognize that the volume of revenues generally will affect the amounts and percentages presented there.
The figures in Chart B are net of intersegment eliminations.
CHART B
COSTS AND EXPENSES APPLICABLE TO REVENUES
FROM CONTINUING OPERATIONS BY SEGMENT
(Dollars in Thousands)

			Percent of Segment				Percent of Segment
			Revenues for				Revenues for
	Second Quarter Ended		Second Quarter Ended		Six Months Ended		Six Months Ended
	October 31,		October 31,		October 31,		October 31,
	2005	2004	2005	2004	2005	2004	2005	2004

Energy and Facilities Solutions (1)	$492	$553	51	59	$1,003	$1,034	53	57
Energy Services (2)	1,279	1,378	68	69	2,267	2,860	57	72
Real Estate (3)	1,747	1,275	62	32	2,840	2,550	63	45

	$3,518	$3,206	62	47	$6,110	$6,444	59	56

NOTES TO CHART B
(1)	The change in the percentage of costs and expenses applicable to revenues from continuing operations of the Energy and Facilities Solutions Segment for all periods presented is primarily due to:
(a)	changes in the mix of services and products; and

(b)	an increase in margins on energy engineering services and proprietary facility management software applications due to improved operational efficiencies.
(2)	On a dollar basis, costs and expenses from continuing operations decreased $593,000 or 21% for the first six months of fiscal 2006, compared to the same period of fiscal 2005, primarily due to a corresponding decrease in installation contract revenues.

On a percentage basis, costs and expenses decreased for the first six months of fiscal 2006, primarily due to:
(a)	the recognition of revenue from a consulting services contract in the first quarter of fiscal 2006, that had no associated cost and expense in the first six months of fiscal 2006; and

(b)	an increase in margins on installation contract revenues due to improved operational efficiencies.
(3)	On a dollar basis, costs and expenses from continuing operations increased $472,000 or 37% for the second quarter of fiscal 2006, and $290,000 or 11% for the first six months of fiscal 2006, compared to the same periods of fiscal 2005, primarily due to:
(a)	the cost of sales of land of $612,000, resulting from the sale of two outparcels located in North Fort Myers, Florida, in October 2005; there were no land sales in the first six months of fiscal 2005;
offset by:
(b)	the absence of lease costs of $30,000 and $98,000, in the second quarter and first six months of fiscal 2006, respectively, related to the leaseback interest in a shopping center located in Minneapolis, Minnesota, that was sold in September 2004;

(c)	a decrease in common area maintenance and operating expenses of $41,000 and $85,000, in the second quarter and first six months of fiscal 2006, respectively; and

(d)	a decrease in depreciation and amortization of $41,000 and $81,000 in the second quarter and first six months of fiscal 2006, respectively.
On a percentage basis, costs and expenses from continuing operations increased for both periods presented, primarily due to the rental revenues of $2,250,000 that resulted from the sale of the Company’s leaseback interest in the shopping center in Minneapolis, Minnesota, in the second quarter ended October 31, 2004; the cost of the sale was $42,115.
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
From Continuing Operations
For the second quarters of fiscal 2006 and 2005, total selling, general and administrative expenses (“SG&A”) from continuing operations, net of intersegment eliminations, were $1,995,271 and $2,429,201, respectively. As a percentage of consolidated revenues from continuing operations, these expenses were 35% for both of the second quarters of fiscal 2006 and 2005. For the first six months of fiscal 2006 and 2005, total SG&A expenses from continuing operations, net of intersegment eliminations, were $4,260,975 and $4,767,184, respectively. As a percentage of consolidated revenues from continuing operations, these expenses were 41% and 42% for the first six months of fiscal 2006 and 2005, respectively. In reviewing Chart C, the reader should recognize that the volume of revenues generally will affect the amounts and percentages presented there. The percentages in Chart C are based upon expenses as they relate to segment revenues from continuing operations (Chart A), except that parent and total expenses relate to consolidated revenues from continuing operations.
CHART C
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
FROM CONTINUING OPERATIONS BY SEGMENT
(Dollars in Thousands)

			Percent of Segment				Percent of Segment
			Revenues for				Revenues for
	Second Quarter Ended		Second Quarter Ended		Six Months Ended		Six Months Ended
	October 31,		October 31,		October 31,		October 31,
	2005	2004	2005	2004	2005	2004	2005	2004

Energy and Facilities Solutions (1)	$542	$460	56	49	$1,088	$1,099	57	60
Energy Services (2)	531	482	28	24	1,086	1,122	27	28
Real Estate (3)	187	583	7	15	452	946	10	17
Parent	736	904	13	13	1,636	1,601	16	14

	$1,996	$2,429	35	35	$4,262	$4,768	41	42

NOTES TO CHART C
(1)	On a dollar basis, SG&A expenses from continuing operations increased $82,000 or 18% for the second quarter of 2006, compared to the same period of fiscal 2005, primarily due to an increase in personnel related costs.
(2)	On a dollar and percentage basis, SG&A expenses from continuing operations increased $49,000 or 10% for the second quarter of 2006, compared to the same period of fiscal 2005, primarily due to an increase in unallocated project development costs associated with a delay in contracts being awarded.
(3)	On a dollar and percentage basis, SG&A expenses from continuing operations decreased $396,000 or 68% for the second quarter of fiscal 2006 and $494,000 or 52% for the first six months of fiscal 2006, compared to the same periods of fiscal 2005, primarily due to the legal costs and a net settlement cost that was expensed in fiscal 2005, due to the conclusion of arbitration proceedings.
Liquidity and capital resources
Between April 30, 2005, and October 31, 2005, working capital decreased by $1,467,189. Operating activities used cash of $1,850,000 primarily due to:
(a)	an increase in note receivables of approximately $623,000 related to services performed on a consulting contract;

(b)	the cash payment of $620,000, representing 58% of the incentive compensation generated by the successful achievement of Company-wide earnings and performance goals in fiscal 2005;

(c)	a net decrease in trade and subcontractors payables, accrued expenses and billings in excess of costs and earnings of $562,000 due to the timing and submission of payments;

(d)	an increase in other current assets of approximately $180,000 related to insurance prepayments and real estate tax prepayments; and

(e)	losses from continuing operations;
offset by:
(f)	a decrease in gross receivables and costs and earnings in excess of billings of approximately $758,000.
Investing activities provided cash of $7,911,000, primarily due to:
(a)	the release of approximately $8,272,000 previously held in escrow for the purpose of purchasing a replacement property as part of an Internal Revenue Code Section 1031 federal tax deferred exchange for the Company’s former shopping center located in Cincinnati, Ohio, which was sold in February 2005, and the Company’s former shopping center located in Jackson, Michigan, which was sold in April 2005, as the Company did not purchase replacement properties;

(b)	proceeds of $617,000 from the sale of two outparcels located in North Fort Myers, Florida, that were sold at gains in October 2005;
offset by:
(c)	approximately $356,000 in tenant and building improvements; and

(d)	additions to intangible assets of $474,000 primarily related to software development costs for one of the Company’s proprietary software solutions.
Financing activities used cash of $797,000 for scheduled principal payments of mortgage notes and other long-term debt and the regular quarterly dividends. Discontinued operations used cash of $32,000.
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
The Company has a commitment from a bank for a secured line of credit in the amount of $1.5 million, of which a total of $300,000 is restricted to secure a letter of credit. The bank line of credit is secured by the Company’s investment in a short-term securities bond of $2.0 million that matures in April 2006. The Company can borrow an amount not to exceed 75% of the current market value on the bond. The line of credit bears interest at the prime rate or LIBOR plus 2%, and has a commitment fee of .375% on any unused portion. The bank line of credit expires January 31, 2006. As of October 31, 2005, there were no amounts outstanding on this line of credit.
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
The Company is at risk for many other matters beyond its control, including, but not limited to: the possible impact, if any, on the ultimate disposition of legal proceedings in which the Company is involved; the potential loss of significant customers; co-tenancy provisions in anchor retail tenant leases; the Company’s ability to sell or refinance its real estate; the possibility of not achieving projected backlog revenues or not realizing earnings from such revenues; the cost and availability of insurance; the ability of the Company to attract and retain key personnel; weather conditions; changes in laws and regulations, including changes in accounting standards, generally accepted accounting principles, and regulatory requirements of the SEC and NASDAQ; overall vacancy rates in markets where the Company leases retail and office space; overall capital spending trends in the economy; the timing and amount of earnings recognition related to the possible sale of real estate properties held for sale; delays in or cancellations of customers’ orders; the level and volatility of interest rates; the level and volatility of energy prices; the failure of a subcontractor to perform; and the deterioration in the financial stability of an anchor tenant, significant subcontractor, vendor, or other significant customer.
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
The Company leases space in its income-producing properties to tenants, and recognizes minimum base rentals as revenue on a straight-line basis over the lease terms. Tenants may also be required to pay additional rental amounts as reimbursement for their share of property operating expenses. In addition, certain tenants are required to pay incremental rental amounts, which are contingent on their store sales. These percentage rents are recognized only if and when earned.
Revenue from the sale of real estate is recognized when all of the following has occurred: (a) the property is transferred to the buyer; (b) the buyer’s initial and continuing investment is adequate to demonstrate a commitment to pay for the property; and (c) the buyer has assumed all future ownership risks of the property. The cost of sales related to real estate is based on the specific property sold. When a portion or unit of a development property is sold, a proportionate share of the total cost of the development is charged to cost of sales.
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
Valuation of goodwill and other intangible assets
Goodwill and intangible assets with indefinite lives are required to be reviewed for impairment on an annual basis or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset to estimated future net discounted cash flows expected to be generated by the asset. The most significant assumptions in the impairment analysis are revenue growth and the discount rate utilized. If an asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the asset’s fair value. Assets to be disposed of are reported at the lower of their carrying amount or estimated fair value less costs to sell.

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

PART II. OTHER INFORMATION
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
At the Company’s Annual Meeting of Shareholders, held on August 24, 2005, the shareholders voted upon and approved the nominees for the Board of Directors. The voting was as follows:

DIRECTORS	VOTES FOR	VOTES WITHHELD
Alan R. Abrams	2,986,014	1,200
David L. Abrams	2,984,239	2,975
J. Andrew Abrams	2,984,614	2,600
Samuel E. Allen	2,965,888	21,326
Gilbert L. Danielson	2,985,139	2,075
Melinda S. Garrett	2,984,139	3,075
Robert T. McWhinney, Jr.	2,986,914	300
Felker W. Ward, Jr.	2,964,113	23,101
ITEM 5. OTHER INFORMATION
The Company is committed to attracting quality employees by offering competitive compensation programs. Accordingly, the Company has an annual incentive bonus program that covers all full-time employees of the Company and its subsidiaries, including the executive officers. At the beginning of each fiscal year, with recommendations from management, the Compensation Committee of the Board of Directors approves a specific consolidated net earnings target and an incentive bonus opportunity for each executive officer, generally expressed as a percentage of such officer’s base salary. The incentive bonus that can be earned by executive officers is contingent on the Company achieving consolidated net earnings, and is derived by a formula tied to the level of attainment of the consolidated net earnings target, or in the case of those executive officers who are presidents of operating segments, tied partially to the level of attainment of the consolidated net earnings target and partially to the level of attainment of a net earnings target for the operating segment. All executive officers receive any earned incentive bonuses in two installments, payable six months apart. To qualify to receive an incentive bonus installment, a plan participant must be actively employed by the Company at the time of such payment. The Company retains discretion to terminate or amend the plan at any time.
On July 15, 2005, the Company made the first installment payout under the annual incentive bonus program for the achievement of performance goals for the Company’s fiscal year ended April 30, 2005. The total amounts payable to the executive officers of the Company with respect to fiscal 2005, including the previously-paid July 2005 installment, were reported in the Company’s Proxy Statement related to its Annual Meeting of Shareholders filed with the Securities and Exchange Commission on July 26, 2005.
The Compensation Committee of the Board of Directors has renewed this annual incentive bonus program for fiscal 2006.

ITEM 6. EXHIBITS

10(i)	Summary Description of Annual Incentive Bonus Plan

31(a)	Certification of Chief Executive Officer, pursuant Rules 13a-14(a)/15d-14(a)

31(b)	Certification of Chief Financial Officer, pursuant Rules 13a-14(a)/15d-14(a)

32(a)	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes Oxley Act 2002

32(b)	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes Oxley Act 2002

SIGNATURES
      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ABRAMS INDUSTRIES, INC. (Registrant)
Date: December 15, 2005	/s/ Alan R. Abrams
Alan R. Abrams
Chief Executive Officer

Date: December 15, 2005	/s/ Mark J. Thomas
Mark J. Thomas
Chief Financial Officer