Form 10-Q
period 2006-01-31
ABRAMS INDUSTRIES INC
filed 2006-03-15
CIK 1923

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
QUARTERLY REPORT
Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934
For the quarter ended January 31, 2006
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
Yes ☑            No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated Filer ☐	Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐            No ☑
The number of shares of $1.00 par value Common Stock of the Registrant outstanding as of February 28, 2006, was 3,531,390.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ABRAMS INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	January 31, 2006	April 30, 2005

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$4,248,730	$1,402,645
Restricted cash	—	8,272,399
Short-term investment	2,000,000	2,000,000
Receivables (Note 4)	2,753,740	2,721,051
Less: Allowance for doubtful accounts	(12,701)	(69,801)
Assets of discontinued operations (Note 5)	30,393	142,981
Costs and earnings in excess of billings	252,612	312,781
Deferred income taxes	558,327	552,953
Note receivables	767,691	—
Other	779,595	851,953

Total current assets	11,378,387	16,186,962

INCOME-PRODUCING PROPERTIES, net	20,810,317	20,693,372
PROPERTY AND EQUIPMENT, net	897,556	836,227
ASSETS OF DISCONTINUED OPERATIONS (Note 5)	—	4,174,138
OTHER ASSETS:
Real estate held for future development or sale	3,087,710	3,692,731
Intangible assets, net (Note 8)	3,041,143	2,794,558
Goodwill (Note 8)	5,458,717	5,458,717
Notes receivable (Note 9)	3,516,306	23,500
Other	3,642,532	3,206,967

	$51,832,668	$57,067,172

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Trade and subcontractors payables	$1,117,634	$885,824
Accrued expenses	1,753,539	1,789,502
Accrued incentive compensation	—	1,089,369
Liabilities of discontinued operations (Note 5)	57,890	326,188
Billings in excess of costs and earnings	388,795	526,512
Current maturities of long-term debt	1,145,074	1,119,365

Total current liabilities	4,462,932	5,736,760

DEFERRED INCOME TAXES	3,331,289	3,460,151
OTHER LIABILITIES	1,814,083	1,602,243
LIABILITIES OF DISCONTINUED OPERATIONS (Note 5)	—	2,831,091
MORTGAGE NOTES PAYABLE, less current maturities	20,054,077	20,736,098
OTHER LONG-TERM DEBT, less current maturities	1,490,500	1,787,418

Total liabilities	31,152,881	36,153,761

COMMITMENTS AND CONTINGENCIES (Note 10)

SHAREHOLDERS’ EQUITY:
Common stock, $1 par value; 5,000,000 shares authorized;
3,694,436 issued and 3,531,390 outstanding at January 31, 2006 (including 335,203 shares issued on October 11, 2005, as a stock dividend), 3,357,601 issued and 3,209,113 outstanding at April 30, 2005	3,694,436	3,357,601
Additional paid-in capital	4,800,028	3,067,982
Deferred stock compensation	(2,823)	(14,162)
Retained earnings (Note 7)	12,962,028	15,186,932
Treasury stock, common shares;
163,046 at January 31, 2006, and 148,488 at April 30, 2005	(773,882)	(684,942)

Total shareholders’ equity	20,679,787	20,913,411

	$51,832,668	$57,067,172

See accompanying notes to consolidated financial statements.

ABRAMS INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	THIRD QUARTER ENDED		FIRST NINE MONTHS ENDED
	JANUARY 31,		JANUARY 31,
	2006	2005	2006	2005

REVENUES:
Energy and facilities solutions	$971,079	$839,864	$2,865,031	$2,670,159
Energy services	1,925,207	2,478,420	5,894,848	6,434,818
Rental income	1,540,032	1,415,138	4,584,054	6,778,226

	4,436,318	4,733,422	13,343,933	15,883,203

Interest	42,953	20,612	141,044	59,172
Other	64,959	6,635	318,830	42,699

	4,544,230	4,760,669	13,803,807	15,985,074

COSTS AND EXPENSES:
Energy and facilities solutions	517,160	466,942	1,519,684	1,500,700
Energy services	1,126,728	1,668,661	3,394,013	4,528,388
Rental property operating expenses, excluding interest	1,014,922	981,195	2,978,542	3,233,648

	2,658,810	3,116,798	7,892,239	9,262,736

Selling, general and administrative
Energy and facilities solutions	581,952	621,510	1,669,539	1,720,473
Energy services	548,468	494,414	1,634,104	1,616,105
Real estate	179,905	185,473	628,997	1,128,780
Parent	759,749	626,969	2,395,344	2,227,691

	2,070,074	1,928,366	6,327,984	6,693,049

Extinguishment of debt	—	—	—	218,071

Interest costs incurred	411,313	431,947	1,197,680	1,388,598

	5,140,197	5,477,111	15,417,903	17,562,454

GAIN ON SALES OF REAL ESTATE, net of costs	184,026	191,126	726,156	191,126

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(411,941)	(525,316)	(887,940)	(1,386,254)

INCOME TAX BENEFIT	(156,538)	(249,583)	(337,417)	(556,270)

LOSS FROM CONTINUING OPERATIONS	(255,403)	(275,733)	(550,523)	(829,984)

DISCONTINUED OPERATIONS:
(Loss) earnings from discontinued operations, adjusted for applicable income tax (benefit) expense of $(62,205), $23,531, $(101,934), and $12,855, respectively	(101,495)	27,493	(166,315)	(2,370)
Gain on sale of discontinued operations, adjusted for applicable income tax expense of $521,230, $0, $521,230, and $0, respectively	850,428	—	850,428	—

EARNINGS (LOSS) FROM DISCONTINUED OPERATIONS	748,933	27,493	684,113	(2,370)

NET EARNINGS (LOSS)	$493,530	$(248,240)	$133,590	$(832,354)

NET EARNINGS (LOSS) PER SHARE — BASIC AND DILUTED:
From continuing operations	$(.07)	$(.08)	$(.15)	$(.24)
From discontinued operations	.21	.01	.19	—

NET EARNINGS (LOSS) PER SHARE — BASIC AND DILUTED	$.14	$(.07)	$.04	$(.24)

DIVIDENDS PER SHARE	$.04	$.04	$.11	$.25

WEIGHTED AVERAGE SHARES OUTSTANDING — BASIC AND DILUTED	3,531,409	3,528,878	3,531,003	3,525,026

See accompanying notes to consolidated financial statements.

ABRAMS INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(UNAUDITED)

			Additional	Deferred
	Common Stock		Paid-In	Stock	Retained	Treasury
	Shares	Amount	Capital	Compensation	Earnings	Stock	Total

BALANCES at April 30, 2003	3,060,239	3,060,239	2,153,505	(16,598)	16,734,753	(673,947)	21,257,952
Net loss	—	—	—	—	(1,850,126)	—	(1,850,126)
Common stock acquired	—	—	—	—	—	—	—
Common stock issued	267,389	267,389	810,369	(41,700)	—	—	1,036,058
Stock compensation expense	—	—	—	31,443	—	(5,836)	25,607
Cash dividends declared - $.16 per share	—	—	—	—	(471,964)	—	(471,964)

BALANCES at April 30, 2004	3,327,628	3,327,628	2,963,874	(26,855)	14,412,663	(679,783)	19,997,527

Net earnings	—	—	—	—	1,800,358	—	1,800,358
Common stock acquired	—	—	—	—	—	—	—
Common stock issued	29,973	29,973	104,108	(39,175)	—		94,906
Stock compensation expense	—	—	—	51,868	—	(5,159)	46,709
Cash dividends declared - $.32 per share	—	—	—	—	(1,026,089)	—	(1,026,089)

BALANCES at April 30, 2005	3,357,601	3,357,601	3,067,982	(14,162)	15,186,932	(684,942)	20,913,411

Net earnings	—	—	—	—	133,590	—	133,590
Common stock issued	900	900	3,555	(4,455)	—		—
Stock compensation expense	—	—	—	15,794	—	(1,376)	14,418
Stock option exercise	732	732	2,196				2,928
Cash dividends declared - $.11 per share (adjusted for subsequent stock dividend)	—	—	—	—	(384,560)	—	(384,560)
Stock dividend declared - 10% at market value on date declared	335,203	335,203	1,726,295	—	(1,973,934)	(87,564)	—

BALANCES at January 31, 2006	3,694,436	$3,694,436	$4,800,028	$(2,823)	$12,962,028	$(773,882)	$20,679,787

See accompanying notes to consolidated financial statements.

ABRAMS INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	NINE MONTHS ENDED
	JANUARY 31,
	2006	2005

CONTINUING OPERATIONS:
Cash flows from operating activities:
Net earnings (loss)	$133,590	$(832,354)
(Earnings) loss from discontinued operations, net of tax	(684,113)	2,370
Adjustments to reconcile net loss to net cash used in operating activities:
Gains on sale of real estate, net of costs	(726,156)	(191,126)
Depreciation and amortization	1,012,919	1,336,339
Deferred tax benefit	(134,236)	(613,868)
(Recovery of) provision for doubtful accounts, net	(57,100)	52,298
Extinguishment of debt	—	218,071
Changes in assets and liabilities:
Receivables	(31,909)	5,386
Costs and earnings in excess of billings	60,169	140,034
Note receivables	(510,497)	—
Other current assets	87,427	(216,497)
Other assets	(134,305)	(323,355)
Trade and subcontractors payable	229,237	283,671
Accrued expenses	(107,809)	(169,650)
Accrued incentive compensation	(1,089,369)	—
Billings in excess of costs and earnings	(137,717)	188,677
Other liabilities	(67,136)	13,336

Net cash used in operating activities	(2,157,005)	(106,668)

Cash flows from investing activities:
Release of restricted cash held in escrow	8,272,399	—
Proceeds from sale of real estate	881,177	515,000
Proceeds from maturity of short-term investment	—	200,000
Additions to income-producing properties, net	(640,715)	(362,452)
Additions to property and equipment, net	(190,059)	(450,482)
Additions to intangible assets, net	(649,754)	(363,101)
Acquisition, net of cash acquired	—	(183,224)

Net cash provided by (used in) investing activities	7,673,048	(644,259)

Cash flows from financing activities:
Debt restructuring	—	(1,974,042)
Debt principal repayments	(932,448)	(690,196)
Deferred loan costs paid	—	(50,000)
Cash received on stock option exercise	2,928	—
Cash dividends	(384,560)	(897,773)

Net cash used in financing activities	(1,314,080)	(3,612,011)

DISCONTINUED OPERATIONS:
Operating activities	(554,697)	1,739,325
Investing activities	2,048,866	(71,745)
Financing activities	(2,850,047)	(177,088)

Net cash (used in) provided by discontinued operations	(1,355,878)	1,490,492

Net increase (decrease) in cash and cash equivalents	2,846,085	(2,872,446)
Cash and cash equivalents at beginning of period	1,402,645	6,379,679

Cash and cash equivalents at end of period	$4,248,730	$3,507,233

Supplemental disclosure of noncash financing activities:
Issuance of common stock under Stock Award Plan	$4,455	$7,500
See accompanying notes to consolidated financial statements.

ABRAMS INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2006, AND APRIL 30, 2005
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
NOTE 3. SIGNIFICANT ACCOUNTING POLICIES
For purposes of the required pro forma disclosures required by Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, as amended by SFAS 148, Accounting for Stock-Based Compensation — Transition and Disclosure, the Company has computed the value of all stock option awards granted for the quarter ended January 31, 2006, and January 31, 2005, using the Black-Scholes option pricing model.
If the Company had accounted for its stock-based compensation awards in accordance with SFAS 123, pro forma results would have been as follows:

	Quarter		Nine Months
	Ended January 31,		Ended January 31,
	2006	2005	2006	2005

Net earnings (loss), as reported	$493,530	$(248,240)	$133,590	$(832,354)
Add: Stock-based compensation	4,913	13,887	21,000	48,568
Deduct: Total stock-based compensation expense as determined under fair value based method for all awards, net of related tax effects	(20,184)	(31,622)	(78,869)	(138,904)
Add: Forfeitures, net of related tax effects	—	1,128	9,659	47,663

Pro forma net earnings (loss)	$478,259	$(264,847)	$85,380	$(875,027)

Net earnings (loss) per share:
Basic and diluted — as reported	$0.14	$(0.07)	$0.04	$(0.24)

Basic and diluted — pro forma	$0.14	$(0.08)	$0.02	$(0.25)

The Company adjusted the stock awards and stock options previously awarded for the 10% stock dividend declared and distributed during the quarter ended October 31, 2005 (See Note 7). All share amounts have been adjusted on a prospective basis to reflect the stock dividend.
Options to purchase 773,890 shares were outstanding at January 31, 2006, of which 646,868 options were vested. The Company did not grant any stock options or shares of restricted stock for the quarters ended January 31, 2006, and January 31, 2005. The Company granted 4,000 stock options and 900 shares of restricted stock for the first nine months ended January 31, 2006, and granted 84,900 stock options and 7,500 shares of restricted stock for the first nine months ended January 31, 2005. The number of stock options forfeited in the quarters ended January 31, 2006, and January 31, 2005, was 0 and 2,200, respectively. The number of stock options forfeited in the first nine months ended January 31, 2006, and January 31, 2005, was 16,248 and 68,200, respectively. There were 4,028 stock options that were “in-the-money” and exercisable as of January 31, 2006. The number of shares of unvested and restricted stock forfeited in the quarters ended January 31, 2006, and January 31, 2005, was 110 and 0, respectively. The number of shares of unvested and restricted stock forfeited in the first nine months ended January 31, 2006, and January 31, 2005, was 320 and 700, respectively.
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
Real Estate Sales of Income-Producing Properties
The Company is in the business of creating long-term value by periodically realizing gains through the sale of existing real estate assets, and then redeploying its capital by reinvesting the proceeds from such sales. Effective May 1, 2002, the Company adopted SFAS 144, Accounting for the Impairment or

====================================================================================================================================

Disposal of Long-Lived Assets, which requires, among other things, that the operating results of certain income-producing assets, sold subsequent to April 30, 2002, be included in discontinued operations in the statements of operations for all periods presented. The Company classifies an asset as held for sale when the asset is under a binding sales contract with minimal contingencies, and the buyer is materially at risk if the buyer fails to complete the transaction. However, each potential transaction is evaluated based on its separate facts and circumstances. Pursuant to this standard, as of January 31, 2006, the Company had no assets that were classified as held for sale.
On January 30, 2006, the Company sold its professional medical office building located in Douglasville, Georgia, which the Company had acquired in April 2004, and recognized a pre-tax gain on the sale of approximately $1.37 million. On April 18, 2005, the Company sold its shopping center located in Jackson, Michigan, and recognized a pre-tax gain of approximately $4.1 million. On February 9, 2005, the Company sold its shopping center in Cincinnati, Ohio, and recognized a pre-tax gain of approximately $850,000. As a result of these transactions, the Company’s financial statements have been prepared with the assets, liabilities, results of operations, cash flows, and the gains on the sales of these properties shown as discontinued operations. All historical statements have been restated in accordance with SFAS 144. Summarized financial information for discontinued operations for the quarters and nine month periods ended January 31, 2006, and 2005, is as follows:

	Third Quarter Ended		Nine Months Ended
	January 31,		January 31,
	2006	2005	2006	2005

REVENUES:
Construction	$—	$—	$40	$145,513
Rental properties	178,634	552,472	513,103	1,513,655

Total revenues	178,634	552,472	513,143	1,659,168

COSTS AND EXPENSES:
Construction cost and expenses	—	—	(25,964)	114,734
Rental property operating expenses, including depreciation	111,708	406,706	386,058	1,060,357
Interest expense and prepayment fees	201,380	113,409	319,983	343,266
Construction selling, general & administrative	29,246	(18,667)	101,315	130,326

Total costs and expenses	342,334	501,448	781,392	1,648,683

(Loss) earnings from discontinued operations	(163,700)	51,024	(268,249)	10,485
Income tax (benefit) expense	(62,205)	23,531	(101,934)	12,855

(Loss) earnings from discontinued operations, net of tax	(101,495)	27,493	(166,315)	(2,370)

Gain on sale from real estate	1,371,658	—	1,371,658	—
Income tax expense	521,230	—	521,230	—

Gain on sale from real estate, net of tax	850,428	—	850,428	—

Earnings (loss) from discontinued operations, net of tax	$748,933	$27,493	$684,113	$(2,370)

	Balances at
Assets of discontinued operations	January 31, 2006	April 30, 2005

Receivables, net	$—	$101,257

Other current assets	30,393	41,724
Income-producing properties	—	3,720,273
Intangible assets	—	369,714
Other assets	—	84,151

	$30,393	$4,317,119

	Balances at
Liabilities of discontinued operations	January 31, 2006	April 30, 2005

Trade and subcontractors payables	$26,721	$76,723
Accrued expenses	31,169	194,123
Current maturities of long-term debt	—	55,342
Mortgage notes payable	—	2,831,091

	$57,890	$3,157,279

NOTE 6. OPERATING SEGMENTS
The Company has three operating segments: Energy and Facilities Solutions, Energy Services, and Real Estate. The table below shows selected financial data on a segment basis. Net earnings (loss) is total revenues less operating expenses, including depreciation, interest, and income taxes. In this presentation, management fee expense charged by the Parent Company has not been allocated to the subsidiaries.

	Energy and
For the Quarter Ended January 31, 2006	Facilities Solutions	Energy Services	Real Estate	Parent	Eliminations	Consolidated
			(1)

Revenues from unaffiliated customers	$971,079	$1,925,207	$1,540,032	$—	$—	$4,436,318
Interest and other income	205	24,340	254,811	10,948	(182,392)	107,912
Intersegment revenue	—	—	134,613	—	(134,613)	—

Total revenues from continuing operations	$971,284	$1,949,547	$1,929,456	$10,948	$(317,005)	$4,544,230

Net earnings (loss)(2)	$(147,771)	$76,852	$1,106,748	$(547,322)	$3,497	$492,004

	Energy and		Real Estate
For the Quarter Ended January 31, 2005	Facilities Solutions	Energy Services	(1)	Parent	Eliminations	Consolidated

Revenues from unaffiliated customers	$839,864	$2,478,420	$1,415,138	$—	$—	$4,733,422
Interest and other income	—	(8,100)	88,008	6,717	(59,378)	27,247
Intersegment revenue	14,867	—	113,599	—	(128,466)	—

Total revenues from continuing operations	$854,731	$2,470,320	$1,616,745	$6,717	$(187,844)	$4,760,669

Net (loss) earnings (2)	$(192,317)	$109,093	$266,944	$(550,941)	$111,550	$(255,671)

	Energy and		Real Estate
For the Nine Months Ended January 31, 2006	Facilities Solutions	Energy Services	(1)	Parent	Eliminations	Consolidated

Revenues from unaffiliated customers	$2,865,031	$5,894,848	$4,584,054	$—	$—	$13,343,933
Interest and other income	1,938	33,870	827,428	24,588	(427,950)	459,874
Intersegment revenue	—	—	396,506	—	(396,506)	—

Total revenues from continuing operations	$2,866,969	$5,928,718	$5,807,988	$24,588	$(824,456)	$13,803,807

Net earnings (loss)(2)	$(405,211)	$313,081	$1,901,083	$(1,631,518)	$(3,838)	$173,597

	Energy and		Real Estate
For the Nine Months Ended January 31, 2005	Facilities Solutions	Energy Services	(1)	Parent	Eliminations	Consolidated

Revenues from unaffiliated customers	$2,670,159	$6,434,818	$6,778,226	$—	$—	$15,883,203
Interest and other income	—	3,025	236,415	21,923	(159,492)	101,871
Intersegment revenue	14,867	—	371,352	—	(386,219)	—

Total revenues from continuing operations	$2,685,026	$6,437,843	$7,385,993	$21,923	$(545,711)	$15,985,074

Net (loss) earnings (2)	$(410,899)	$(50,897)	$1,291,694	$(1,854,624)	$262,962	$(761,764)

(1)	The Company is in the business of creating long-term value by periodically realizing gains through the sale of income-producing properties. The Real Estate Segment’s net earnings include results from income-producing properties that are reflected as discontinued operations pursuant to SFAS 144, including gains on the sale of those properties.

(2)	The Company has changed its measurement of profit or loss previously disclosed from net earnings (loss) from continuing operations before income taxes to net earnings (loss). The chief executive officer uses this measurement to analyze each Segment’s operating performance.
The following is a reconciliation of Segment net earnings (loss) shown in the table above to consolidated net earnings (loss) on the statements of operations for the quarters and nine months ended January 31, 2006, and 2005:

	Quarter Ended		Nine Months Ended
	January 31,		January 31,
	2006	2005	2006	2005
Consolidated Segment net earnings (loss)	$492,004	$(255,671)	$173,597	$(761,764)
Discontinued Construction Segment net earnings (loss)	1,526	80,716	(40,007)	(70,590)
Eliminations related to Construction Segment	—	(73,285)	—	—

Consolidated net earnings (loss)	$493,530	$(248,240)	$133,590	$(832,354)

NOTE 7. EARNINGS (LOSS) PER SHARE
Basic earnings per share are computed by dividing net earnings (loss) by the weighted average shares outstanding during the reporting period. Diluted earnings per share are computed giving effect to dilutive stock equivalents resulting from outstanding stock options and stock warrants. The dilutive effect on the number of common shares for the third quarter and for the first nine months of fiscal 2006 was 626 and 67,541 shares, respectively, and was 711 and 287 shares, respectively, for the third quarter and for the first nine months of fiscal 2005. Since the Company had a loss from continuing operations for all periods presented, all stock equivalents were antidilutive during these periods, and therefore, are excluded when determining the diluted weighted average shares outstanding.
On August 25, 2005, the Company awarded a stock dividend of ten percent (10%) to all shareholders of record on September 27, 2005. On October 11, 2005, the Company issued 335,203 shares of stock pursuant to the stock dividend. Earnings (loss) per share have been adjusted retroactively to present the shares issued, including the shares pursuant to the stock dividend, as outstanding for all periods presented.

NOTE 8. GOODWILL AND OTHER INTANGIBLE ASSETS
The gross carrying amounts and accumulated amortization for all of the Company’s intangible assets as of January 31, 2006, are as follows:

	Gross Carrying	Accumulated
	Amount	Amortization
Amortized intangible assets:
Proprietary facility management software applications	$2,253,051	$774,614
Computer software	415,085	391,719
Real estate lease costs	1,184,633	715,443
Customer relationships	218,000	90,833
Deferred loan costs	751,547	535,984
Other	55,608	36,895

	$4,877,924	$2,545,488

Unamortized intangible assets:
Trademark	$708,707	$—

Goodwill	$5,458,717	$—

Aggregate amortization expense for all amortized intangible assets

For the three months ended January 31, 2006	$145,068
For the nine months ended January 31, 2006	394,833
For the three months ended January 31, 2005	136,817
For the nine months ended January 31, 2005	408,652
The Company tested goodwill impairment and intangible assets, with indefinite useful lives related to its Energy Services Segment as of December 19, 2005, for impairment, as required by SFAS 142, utilizing the estimated discounted cash flows. The analysis did not result in an impairment.
NOTE 9. DISPOSITIONS
On January 30, 2006, the Company closed on the sale of its medical office building in Douglasville, Georgia, which it had acquired in April 2004, for a sales price of $5.5 million, resulting in a pre-tax gain of approximately $1.37 million. The Company provided financing for a portion of the transaction and recorded a note receivable in the amount of $3.3 million, bearing interest at an annual rate of 5.5%, commencing on March 1, 2006, with interest only payments due monthly until maturity on May 31, 2006. The $3.3 million is included in notes receivable on the accompanying balance sheet. After selling expenses and the repayment of the mortgage note payable, the sale generated proceeds of approximately $2.5 million. The Company currently intends to use the net proceeds from this sale to acquire an additional income producing property, which would qualify the sale under Internal Revenue Code Section 1031 for federal income tax deferral, and has assigned the note receivable to a third party intermediary in connection therewith.
On December 22, 2005, the Company closed on the sale of a 4.7 acre tract of land in Louisville, Kentucky, for a sales price of approximately $270,000, resulting in a pre-tax gain of approximately $185,000. After selling expenses, the sale generated proceeds of approximately $265,000.
On October 28, 2005, the Company closed on the sale of one of its outparcels located in North Fort

Myers, Florida, for a sales price of $625,000, resulting in a pre-tax gain of approximately $296,000. After selling expenses, the sale generated proceeds of approximately $577,000 of which $450,000 was recorded as a note receivable, bearing interest at an annual rate of 7.25%, commencing on December 1, 2005, with interest only payments due monthly until maturity on April 28, 2006.
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
NOTE 11. SUBSEQUENT EVENT
The Company has entered into a contract to sell an approximately seven acre parcel of land in North Fort Myers, Florida, at a gain. The contract specifies a closing date in fiscal 2006. The sale is subject to customary conditions, and there can be no assurance that the contract will close.
The Company has entered into a contract to sell the Company’s leaseback interest in a shopping center located in Bayonet Point, Florida, at a gain. The contract specifies a closing date in fiscal 2006. The sale is subject to customary conditions, and there can be no assurance that the contract will close.

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
The Company’s fiscal year 2006 ends April 30, 2006.
In the following charts, changes in revenues, costs and expenses and changes in selling, general and administrative expenses from period to period are analyzed on both segment and consolidated basis. For net earnings and similar profit information on a consolidated basis, please see the Company’s consolidated financial statements.
Pursuant to SFAS 144, the figures shown in the following charts for all periods presented do not include Real Estate Segment revenues, cost and expenses, and selling, general and administrative expenses, generated by certain owned income-producing properties which have been sold, including the gains on the sale of these properties; such amounts have been reclassified to discontinued operations. See “Critical Accounting Policies – Discontinued Operations” later in this discussion and analysis section.
Results of operations of the third quarter and first nine months of fiscal 2006, compared to the third quarter and first nine months of fiscal 2005
REVENUES From Continuing Operations
For the third quarter of fiscal 2006, consolidated revenues from continuing operations, including interest income and other income, and net of intersegment eliminations, were $4,544,230 compared to $4,760,669 for the third quarter of fiscal 2005, a decrease of 5%. For the first nine months of fiscal 2006, consolidated revenues from continuing operations were $13,803,807, compared to $15,985,074 for the first nine months of fiscal 2005, a decrease of 14%.
The figures in Chart A are segment revenues from continuing operations, net of intersegment eliminations, and do not include interest income or other income.
CHART A
REVENUES FROM CONTINUING OPERATIONS BY SEGMENT
(Dollars in Thousands)

	Third Quarter Ended		Amount	Percent	Nine Months Ended		Amount	Percent
	January 31,		Increase	Increase	January 31,		Increase	Increase
	2006	2005	(Decrease)	(Decrease)	2006	2005	(Decrease)	(Decrease)

Energy and Facilities Solutions(1)	$971	$840	$131	16	$2,865	$2,670	$195	7
Energy Services (2)	1,925	2,478	(553)	(22)	5,895	6,435	(540)	(8)
Real Estate (3)	1,540	1,415	125	9	4,584	6,778	(2,194)	(32)

	$4,436	$4,733	$(297)	(6)	$13,344	$15,883	$(2,539)	(16)

NOTES TO CHART A
(1)	Energy and Facilities Solutions revenues from continuing operations increased $131,000 or 16% for the third quarter of fiscal 2006, and $195,000 or 7% for the first nine months of fiscal 2006, compared to the same periods in fiscal 2005, primarily due to:
(a)	an increase in revenues related to energy engineering services of approximately $102,000 and $93,000, in the third quarter of fiscal 2006 and for the first nine months of fiscal 2006, respectively; and

(b)	an increase in revenues related to the installation of the Company’s proprietary facility management software applications of approximately $63,000 and $151,000, in the third quarter and for the first nine months of fiscal 2006, respectively.
(2)	Energy Services revenues from continuing operations decreased $553,000 or 22% for the third quarter of fiscal 2006, compared to the same period in fiscal 2005, because the fiscal 2005 period included revenues from two large contracts in the education and government sector.

Energy Services revenues from continuing operations decreased $540,000 or 8% for the first nine months of fiscal 2006, compared to the same period in fiscal 2005, primarily due to:
(a)	revenues from two large contracts in fiscal 2005 in the education and government sector;
offset by:
(b)	the recognition of approximately $660,000 in revenues in the first quarter of fiscal 2006 from a consulting services contract that was substantially performed in prior periods and did not have any associated costs and expenses (See Chart B).
(3)	Real estate revenues from continuing operations increased $125,000 or 9% for the third quarter of fiscal 2006, compared to the same period in fiscal 2005, primarily due to an increase in rental income in fiscal 2006 related to increased occupancy.

Real estate revenues from continuing operations decreased $2,194,000 or 32% for the first nine months of fiscal 2006, compared to the same period in fiscal 2005, primarily due to:
(a)	an increase in rental income in fiscal 2006 of approximately $202,000 related to increased occupancy;
offset by:
(b)	one-time rental revenues of $2,250,000 in fiscal 2005 from the termination of the Company’s leaseback interest in a shopping center in Minneapolis, Minnesota, in September 2004; whereas there were no rental revenues from a leaseback termination in the first nine months of fiscal 2006; and
(c)	a decrease in leaseback income of approximately $141,000 related to the leaseback termination mentioned in (b) above.

The following table indicates the backlog of contracts and rental income for the next twelve months, by industry segment.

	January 31,
	2006	2005
Energy and Facilities Solutions (a)	$3,108,000	$2,634,000
Energy Services (b)	2,299,000	4,439,000
Real Estate (c)	5,920,000	6,009,000
Less: Intersegment eliminations	(544,000)	(528,000)

Total Backlog	$10,783,000	$12,554,000

(a)	The increase in backlog is primarily due to an increase in energy engineering service contracts. Backlog includes contracts that can be cancelled with less than one year’s notice, and assumes cancellations provisions will not be invoked. The cancellation rate for such contracts in the previous twelve months was approximately 9%.
(b)	The decrease in backlog is primarily due to one large order included in the prior period in the retail sector and one smaller contract in the prior period in the education and government sector.
(c)	Revenues from any contract to sell real estate in which the prospective buyer is not materially at risk are not included in backlog. As of January 31, 2006, backlog does not include a contract to sell, at a gain, a tract of land in North Fort Myers, Florida, and a contract to sell, at a gain, the Company’s leaseback interest in a shopping center located in Bayonet Point, Florida. See Note 11 to the consolidated financial statements.
COSTS AND EXPENSES APPLICABLE TO REVENUES
From Continuing Operations
As a percentage of total segment revenues from continuing operations (See Chart A), the total applicable costs and expenses (See Chart B) were 60% and 66% for the third quarters of fiscal 2006 and 2005, respectively, and 59% and 58%, respectively, for the first nine months of fiscal 2006 and 2005, respectively. In reviewing Chart B, the reader should recognize that the volume of revenues generally will affect the amounts and percentages presented there.
The figures in Chart B are net of intersegment eliminations.
CHART B
COSTS AND EXPENSES APPLICABLE TO REVENUES
FROM CONTINUING OPERATIONS BY SEGMENT
(Dollars in Thousands)

			Percent of Segment				Percent of Segment
			Revenues for				Revenues for
	Third Quarter Ended		Third Quarter Ended		Nine Months Ended		Nine Months Ended
	January 31,		January 31,		January 31,		January 31,

	2006	2005	2006	2005	2006	2005	2006	2005

Energy and Facilities Solutions (1)	$517	$467	53	56	$1,520	$1,501	53	56
Energy Services (2)	1,127	1,669	59	67	3,394	4,528	58	70
Real Estate (3)	1,015	981	66	69	2,978	3,234	65	48

	$2,659	$3,117	60	66	$7,892	$9,263	59	58

NOTES TO CHART B
(1)	The change in the percentage of costs and expenses applicable to revenues from continuing operations of the Energy and Facilities Solutions Segment for all periods presented is primarily due to:
(a)	changes in the mix of services and products; and

(b)	improved operational efficiencies related to energy engineering services.
(2)	On a dollar basis, costs and expenses from continuing operations decreased $542,000 or 32% for the third quarter of fiscal 2006 and $1,134,000 or 25% for the first nine months of fiscal 2006, compared to the same periods of fiscal 2005, primarily due to a corresponding decrease in installation contract revenues.

On a percentage basis, costs and expenses decreased for the third quarter of fiscal 2006, compared to the same period of fiscal 2005, primarily due to improved operational efficiencies on lighting installations.

On a percentage basis, costs and expenses decreased for the first nine months of fiscal 2006, compared to the same period of fiscal 2005, primarily due to:
(a)	improved operational efficiencies on lighting installations; and

(b)	the recognition of revenue from a consulting services contract in the first quarter of fiscal 2006, that had no associated cost and expense in the first nine months of fiscal 2006.
(3)	On a dollar basis, cost and expenses from continuing operations decreased $256,000 or 8% for the first nine months of fiscal 2006, compared to the same period of fiscal 2005, primarily due to:
(a)	the absence of lease costs of $103,000 in the first nine months of fiscal 2006 related to the termination of the Company’s leaseback interest in a shopping center located in Minneapolis, Minnesota, in September 2004; and

(b)	a decrease in depreciation expense of approximately $99,000 related to one of the owned shopping centers being fully depreciated in fiscal 2006.
On a percentage basis, costs and expenses from continuing operations are higher for the first nine months of fiscal 2006, primarily due to the absence of the rental revenues of $2,250,000 that was included in last year’s first nine months of fiscal 2005, that resulted from the termination of the Company’s leaseback interest in the shopping center in Minneapolis, Minnesota, in the second quarter ended October 31, 2004; the cost of the sale was $42,115.
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
From Continuing Operations
For the third quarters of fiscal 2006 and 2005, total selling, general and administrative expenses (“SG&A”) from continuing operations, net of intersegment eliminations, were $2,070,074 and $1,928,366, respectively. As a percentage of consolidated revenues from continuing operations, these expenses were 47% and 41% for the third quarters of fiscal 2006 and 2005, respectively. For the first nine months of fiscal 2006 and 2005, total SG&A expenses from continuing operations, net of intersegment eliminations, were $6,327,984 and $6,693,049, respectively. As a percentage of consolidated revenues from continuing operations, these expenses were 47% and 42% for the first nine months of fiscal 2006 and 2005, respectively. In reviewing Chart C, the reader should recognize that the volume of revenues generally will affect the amounts and percentages presented there. The percentages in Chart C are based upon expenses as they relate to segment revenues from continuing operations (Chart A), except that parent and total expenses relate to consolidated revenues from continuing operations.

CHART C
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
FROM CONTINUING OPERATIONS BY SEGMENT
(Dollars in Thousands)

			Percent of Segment				Percent of Segment
			Revenues for				Revenues for
	Third Quarter Ended		Third Quarter Ended		Nine Months Ended		Nine Months Ended
	January 31,		January 31,		January 31,		January 31,

	2006	2005	2006	2005	2006	2005	2006	2005

Energy and Facilities Solutions	$582	$622	60	74	$1,670	$1,720	58	64
Energy Services	548	494	28	20	1,634	1,616	28	25
Real Estate (1)	180	185	12	13	629	1,129	14	17
Parent	760	627	17	13	2,395	2,228	18	14

	$2,070	$1,928	47	41	$6,328	$6,693	47	42

NOTES TO CHART C
(1)	On a dollar and percentage basis, SG&A expenses from continuing operations are $500,000 or 44% lower for the first nine months of fiscal 2006, compared to the same period of fiscal 2005, primarily due to the legal costs and a net settlement cost that were expensed in fiscal 2005, due to the conclusion of arbitration proceedings.
Gain on sales of real estate, net of costs
On December 22, 2005, the Company closed on the sale of a 4.7 acre tract of land in Louisville, Kentucky, for a sales price of approximately $270,000, resulting in a pre-tax gain of approximately $184,000. After selling expenses, the sale generated proceeds of approximately $265,000.
On October 28, 2005, the Company closed on the sale of one of its outparcels located in North Fort Myers, Florida, for a sales price of $625,000, resulting in a pre-tax gain of approximately $296,000. After selling expenses, the sale generated proceeds of approximately $577,000 of which $450,000 was recorded as a note receivable, bearing interest at an annual rate of 7.25%, commencing on December 1, 2005, with interest only payments due monthly until maturity on April 28, 2006.
On October 21, 2005, the Company closed on the sale of one of its outparcels located in North Fort Myers, Florida, for a sales price of approximately $529,000, resulting in a pre-tax gain of approximately $246,000. After selling expenses, the sale generated net cash proceeds of approximately $488,000.
Liquidity and capital resources
Between April 30, 2005, and January 31, 2006, working capital decreased by $3,535,000. Operating activities used cash of $2,157,000 primarily due to:
(a)	an increase in note receivables of approximately $510,000 primarily related to services performed on a consulting contract;

(b)	cash payments of $1,089,000 related to the incentive compensation generated by the successful achievement of Company-wide earnings and performance goals in fiscal 2005; and

(c)	current year losses from continuing operations

Investing activities provided cash of approximately $7,673,000 primarily due to:
(a)	the release of approximately $8,272,000 previously held in escrow for the purpose of purchasing a replacement property as part of an Internal Revenue Code Section 1031 federal tax deferred exchange for the Company’s former shopping center located in Cincinnati, Ohio, which was sold in February 2005, and the Company’s former shopping center located in Jackson, Michigan, which was sold in April 2005, as the Company did not purchase replacement properties;

(b)	proceeds of approximately $881,000 from the sale of two outparcels located in North Fort Myers, Florida, that were sold at gains in October 2005, and the sale of a 4.7 acre tract of land located in Louisville, Kentucky, that was sold at a gain in December 2005;
offset by:
(c)	additions to income-producing properties of approximately $641,000 primarily related to tenant and building improvements; and

(d)	additions to intangible assets of approximately $650,000 primarily related to software development costs for one of the Company’s proprietary software solutions.
Financing activities used cash of approximately $1,314,000 for scheduled principal payments of mortgage notes and other long-term debt and regular quarterly dividends.
Discontinued operations used cash of approximately $1,356,000 primarily due to the Company financing a portion of the sale of a professional medical office building in Douglasville, Georgia, and recording a note receivable of $3,300,000, which is included on the accompanying balance sheet. In addition, the Company paid off the principal balance of the related mortgage note payable of approximately $2,850,000.
The Company has a commitment from a bank for a secured line of credit in the amount of $1.5 million, of which a total of $300,000 is restricted to secure a letter of credit. The bank line of credit is secured by the Company’s investment in a short-term securities bond of $2.0 million that matures in April 2006. The Company can borrow an amount not to exceed 75% of the current market value on the bond. The line of credit bears interest at the prime rate or LIBOR plus 2%, and has a commitment fee of .375% on any unused portion. The bank line of credit expires April 7, 2006. The Company expects to renew or replace the bank line of credit; however, there can be no assurance that it will be renewed or replaced. As of January 31, 2006, there were no amounts outstanding on this line of credit.
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
The Company is at risk for many other matters beyond its control, including, but not limited to: the possible impact, if any, on the ultimate disposition of legal proceedings in which the Company may be involved; the potential loss of significant customers; the Company’s ability to sell or refinance its real estate; the possibility of not achieving projected backlog revenues or not realizing earnings from such revenues; the cost and availability of insurance; the ability of the Company to attract and retain key personnel; weather conditions; changes in laws and regulations, including changes in accounting standards, generally accepted accounting principles, and regulatory requirements of the SEC and NASDAQ; overall vacancy rates in markets where the Company leases retail and office space; overall capital spending trends in the economy; the timing and amount of earnings recognition related to the possible sale of real estate properties held for sale; delays in or cancellations of customers’ orders; the level and volatility of interest rates; the level and volatility of energy prices; the failure of a subcontractor to perform; and the deterioration in the financial stability of an anchor tenant, significant subcontractor, vendor, or other significant customer.
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

The Company leases space in its income-producing properties to tenants, and recognizes minimum base rentals as revenue on a straight-line basis over the lease term. The lease term usually begins when the lessee takes possession of or controls the physical use of the leased asset. Generally, this occurs on the lease commencement date. In determining what constitutes the leased asset, the Company evaluates whether the Company or the lessee is the owner of the tenant improvements. If the Company is the owner of the tenant improvements then the leased asset is the finished space and revenue recognition begins when the lessee takes possession of the finished space, typically when the improvements are substantially complete. If the Company concludes that the tenant improvements belong to the lessee, then the leased asset is the unimproved space and any tenant improvement allowances funded under the lease are treated as lease incentives which reduce the revenue recognized over the term of the lease. In these circumstances, the Company begins revenue recognition when the lessee takes possession of the unimproved space for the lessee to construct improvements. The Company considers a number of different factors to evaluate who owns the tenant improvements. These factors include (1) whether the lease stipulates how and on what a tenant improvement allowance may be spent; (2) whether the tenant or the landlord retain legal title to the improvements; (3) the uniqueness of the improvements; (4) the expected economic life of the tenant improvements relative to the length of the lease; and (5) who constructs or directs the construction of the improvements. The determination of who owns the tenant improvement is subject to significant judgment. In making the determination the Company considers all of the above factors; however, no one factor is determinative in reaching a conclusion. Tenants may also be required to pay additional rental amounts as reimbursement for their share of property operating expenses. In addition, certain tenants are required to pay incremental rental amounts, which are contingent on their store sales. These percentage rents are recognized only if and when earned.
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

PART II. OTHER INFORMATION
ITEM 6. EXHIBITS
31(a)	Certification of Chief Executive Officer, pursuant to Rules 13a-14(a)/15d-14(a)

31(b)	Certification of Chief Financial Officer, pursuant to Rules 13a-14(a)/15d-14(a)

32(a)	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes Oxley Act 2002

32(b)	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes Oxley Act 2002

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ABRAMS INDUSTRIES, INC.
(Registrant)

Date: March 15, 2006	/s/ Alan R. Abrams
Alan R. Abrams
Chief Executive Officer

Date: March 15, 2006	/s/ Mark J. Thomas
Mark J. Thomas
Chief Financial Officer