Form 10-K
period 2006-04-30
SERVIDYNE, INC.
filed 2006-07-31
CIK 1923

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
ANNUAL REPORT
Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934
For the fiscal year ended April 30, 2006
Commission file number 0-10146
SERVIDYNE, INC.
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
Common Stock, $1.00 Par Value Per Share
(Title of Class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act.
YES ☐ NO ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Act.
YES ☐ NO ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES ☑ NO ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10 K or any amendment to this Form 10 K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large Accelerated Filer ☐           Accelerated Filer ☐           Non-Accelerated Filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐ NO ☑
The aggregate market value of Common Stock held by nonaffiliates of the registrant as of October 31, 2005, was $8,007,437. See Part III for a definition of nonaffiliates. The number of shares of Common Stock of the registrant outstanding as of April 30, 2006, was 3,532,180.
DOCUMENTS INCORPORATED BY REFERENCE
The information called for by Part III (Items 10, 11, 12, 13, and 14) is incorporated herein by reference to the registrant’s definitive proxy statement for the 2006 Annual Meeting of Shareholders which is to be filed pursuant to Regulation 14A.

PART I
ITEM 1. BUSINESS
Servidyne, Inc. (formerly “Abrams Industries, Inc.”) (i) provides comprehensive energy, infrastructure and productivity management solutions to owners and operators of commercial real estate; and (ii) engages in commercial real estate investment and development.
As used herein, the term “Company” refers to Servidyne, Inc. and its subsidiaries and predecessors, unless the context indicates otherwise, and the term “Parent” or “Parent Company” refers solely to Servidyne, Inc.
The Company was organized under Delaware law in 1960 to succeed to the business of A. R. Abrams, Inc., which was founded in 1925 by Alfred R. Abrams as a sole proprietorship. In 1984, the Company changed its state of incorporation from Delaware to Georgia.
In July 2006, the Company changed its name from Abrams Industries, Inc. to Servidyne, Inc. The name change was effected in recognition of the Company’s successful repositioning of its operating assets from its prior low margin, mature businesses in manufacturing and construction to its current status as a provider of comprehensive building performance expert services, which is producing higher profit margins and management believes offers significant growth potential. The Company’s Energy and Facilities Solutions Segment has conducted business under the name “Servidyne” since the Company’s acquisition of the assets of Servidyne Systems, Inc. in May 2001. Since that time, the Company has increasingly focused its attention and resources on providing the services offered by that segment, and the services offered through the Energy Services Segment, which was established by the Company’s December 2003 acquisition of the assets of The Wheatstone Energy Group, Inc. The Company believes that the adoption of the “Servidyne” name offers an opportunity to create a singular brand that better communicates the Company’s commitment to its new market direction, and represents an opportunity for the Company to more aggressively build market awareness and differentiation than could be achieved with the Company’s former name or its other brands. Consequently, the Company believes that Servidyne is a more appropriate corporate name at this time. The Company’s Real Estate Segment will continue to conduct business under the names Abrams Properties, Inc. and AFC Real Estate, Inc.
Further information on the businesses of the Company’s operating segments is discussed below. Financial information for the segments is set forth in Note 14 to the consolidated financial statements of the Company. The Company is currently in the preliminary stages of combining the operations of the Energy and Facilities Solutions Segment and the Energy Services Segment to form a new integrated segment. As of April 30, 2006, however, the Company is reporting on the three existing segments, as discussed below.
ENERGY AND FACILITIES SOLUTIONS SEGMENT
The Energy and Facilities Solutions Segment historically has provided energy engineering services and facility management software applications to assist customers in optimizing facility performance and reducing building operating costs by lowering energy consumption, increasing work efficiency, extending equipment life and improving occupant satisfaction. The Company’s engineering and analytical consulting services include LEED® building certification; energy surveys and audits; design and specification services; MEP due diligence; energy savings programs; utility monitoring and analysis; ENERGY STAR® labeling and benchmarking; building commissioning; and energy simulations and modeling. The Company’s proprietary maintenance and service request software offerings include iTendant; WinSCORE®; SCORE®; Servidyne EnergyCheck®; Servidyne Checkmate®; and Servidyne Guest Services®.
These products and services have been combined to create a suite of new market based solutions sold under the “building performance expert (BPE)” brand. Within the Energy and Facilities Solutions Segment the Company’s “Energy BPE” offering provides a comprehensive solution to help customers reduce energy usage and cost by conducting portfolio wide facility assessments, developing a cost reduction plan, implementing the required saving initiatives, improving the maintenance of energy consuming equipment and providing ongoing measurement and program management. The Company also provides a “Productivity BPE” offering within this segment that is designed to help customers improve the efficiency of their facility related workforce; major elements include an assessment of the customers’ current organization, the implementation of maintenance and service request software and technical training.
The Energy and Facilities Solutions Segment’s customers are primarily building owners and operators and energy services companies in the hospitality, gaming, corporate commercial office, REIT and industrial sectors. The primary geographic focus for the business is the continental United States, although the Company does business internationally as well. Contracts for engineering, software and BPE solutions are primarily obtained through negotiations, but may also be obtained through competitive bids on larger proposals.

ENERGY SERVICES SEGMENT
The Energy Services Segment historically has provided turnkey implementation of energy saving lighting programs and other energy-related services that reduce energy consumption and operating costs to commercial, industrial, retail, government, education and institutional facilities. As a vendor-neutral company, the Company takes an unbiased approach to evaluating and implementing energy saving lighting programs and developing recommendations of cost-saving strategies. The Company’s new “Infrastructure BPE” offering expands the scope of its Energy Services Segment to include the development of comprehensive capital planning and the execution of projects to upgrade and modernize lighting and mechanical systems.
The Energy Services Segment focuses its marketing and sales activities on national accounts, energy services companies, facility owners and owners’ agents throughout the United States. Services are mainly obtained through negotiations, but may also be obtained through competitive bids for large contracts.
REAL ESTATE SEGMENT
The Real Estate Segment has engaged in real estate activities since 1960. These activities primarily involve the acquisition, development, redevelopment, leasing, asset management, ownership, and sale of shopping centers and office buildings in the Southeast and Midwest. The Company uses third-party property managers and leasing agents for all of its multi-tenant properties and most of its leaseback properties. The Company conducts such operations under the name Abrams Properties, Inc. and AFC Real Estate, Inc.
The Company currently owns four shopping centers, two that it developed and two that it acquired, including a shopping center located in Smyrna, Tennessee, which the Company acquired in July 2006. The centers are held as long-term investments or will be marketed for sale, as the Company determines is appropriate. See “ITEM 2. PROPERTIES—Owned Shopping Centers.” The Company is also currently lessee and sublessor of four Company-developed shopping centers that were sold by and leased back to the Company, and then subleased to Kmart Corporation. See “ITEM 2. PROPERTIES—Leaseback Shopping Centers.” During fiscal 2006, the Company sold its leasehold interest in one such property located in Bayonet Point, Florida. In addition, the Company owns two office properties. See “ITEM 2. PROPERTIES—Office Buildings.” In January 2006, the Company sold its professional medical office building located in Douglasville, Georgia, which the Company acquired in April 2004. The Company also owns a vacant former manufacturing and warehouse facility located in Atlanta, Georgia, and several parcels of vacant land. See “ITEM 2. PROPERTIES—Real Estate Held for Future Development, Lease, or Sale.” In October 2005, the Company sold two outparcels of land located in North Fort Myers, Florida, at a gain. In December 2005, the Company sold a 4.7 acre tract of land located in Louisville, Kentucky, at a gain. In April 2006, the Company sold a 7.1 acre tract of land located in North Fort Myers, Florida, at a gain. In addition, the Company has entered into a contract to sell its former manufacturing facility located in Atlanta, Georgia, at a gain. The sale is subject to customary conditions, and there can be no assurance that the contract will close.
EMPLOYEES AND EMPLOYEE RELATIONS
At April 30, 2006, the Company employed 75 salaried employees and 4 hourly employees. The Company believes that its relations with its employees are good.
SEASONAL NATURE OF BUSINESS
The businesses of the Energy and Facilities Solutions, Energy Services, and Real Estate Segments generally are not seasonal. However, certain retail customers of the Energy Services Segment choose to delay energy efficiency projects during the peak winter holiday season.
COMPETITION
The industries in which the Company operates are highly competitive. The Energy and Facilities Solutions Segment’s competition is widespread and ranges from multi-national firms to local small businesses. Competition in the Energy Services Segment consists primarily of local and regional companies. The Real Estate Segment also operates in a competitive environment, with numerous parties competing for available properties, tenants, financing, and investors.
PRINCIPAL CUSTOMERS
In fiscal 2006, the Company derived approximately 13% ($2,352,691) of its consolidated revenues from continuing operations from direct transactions with The Kmart Corporation. These revenues were derived entirely from the Real Estate Segment. The Company does not have any other customer that accounted for more than 10% of the Company’s consolidated revenues and which the loss of would have a material adverse effect on the Company. See Note 14 to the consolidated financial statements of the Company for segment information.

PART I (continued)
BACKLOG
The following table indicates the backlog of contracts and rental income under lease agreements for the next twelve months by segment:

	April 30,
	2006	2005

Energy and Facilities Solutions(1)	$3,526,000	$2,433,000
Energy Services(2)	2,160,000	2,665,000
Real Estate(3)	6,058,000	6,132,000
Less: Intersegment Eliminations	(548,000)	(532,000)

Total Backlog	$11,196,000	$10,698,000

(1)	The increase in backlog is primarily due to a substantial increase in energy engineering consulting contracts. Backlog includes contracts that can be cancelled with less than one year’s notice, with the assumption that such cancellation provisions will not be invoked. The cancellation rate for such contracts in the previous twelve months was approximately 9%.

(2)	The decrease in backlog is primarily due to a consulting services contract that was included in prior year, fiscal 2005.

(3)	The decrease in backlog is primarily due to the absence of rental revenues from the Company’s former leaseback interest in a shopping center in Bayonet Point, Florida, which interest was sold at a gain in April 2006.
The Company estimates that most of the backlog at April 30, 2006, will be completed prior to April 30, 2007. No assurance can be given as to future backlog levels or whether the Company will realize earnings from revenues resulting from the backlog at April 30, 2006.
REGULATION
The Company is subject to the authority of various federal, state and local regulatory agencies including, among others, the Occupational Safety and Health Administration and the Environmental Protection Agency. The Company is also subject to local zoning regulations and building codes. Management believes that it is in substantial compliance with all governmental regulations. Management believes that the Company’s compliance with federal, state and local provisions, which have been enacted or adopted for regulating the discharge of materials into the environment, has no material adverse effect upon the capital expenditures, earnings, or competitive position of the Company.
EXECUTIVE OFFICERS OF THE REGISTRANT
The Executive Officers of the Company as of July 1, 2006, were as follows:

Alan R. Abrams (51)	Officer since 1988
Chairman of the Board since April 2006 and a Director of the Company since 1992, Mr. Abrams has been Chief Executive Officer since 1999 and President since 2000. He also served as Co-Chairman of the Board from 1998 to April 2006.

Mark J. Thomas (50)	Officer since 2003
Mr. Thomas has served as Chief Financial Officer since 2003. Prior to joining the Company, he was employed by Paragon Trade Brands (a manufacturing company), serving as Vice President of Finance & Corporate Controller from October 2000 to October 2002.

Melinda S. Garrett (50)	Officer since 1990
A Director of the Company since 1999, Ms. Garrett has served as Secretary since 2000 and Vice President since 2004. She was Chief Financial Officer from 1997 to 2003, and also has served the Company’s subsidiary, Abrams Properties, Inc., as Chief Executive Officer since 2003 and President since 2001.

J. Andrew Abrams (46)	Officer since 1988
A Director of the Company since 1992, Mr. Abrams has been Executive Vice President since April 2006. He also served as Co-Chairman of the Board from 1998 to 2006 and Vice President-Business Development from 2000 to April 2006.

M. Todd Jarvis (40)	Officer since 2006
Mr. Jarvis has served the Company’s subsidiary, Servidyne Systems, LLC, as President and Chief Operating Officer since March 2006. He also has served the Company’s subsidiary, The Wheatstone Energy Group, LLC, as President and Chief Executive Officer since March 2006, and was Vice President and Chief Operating Officer from December 2003 to March 2006. Prior to joining the Company, he was employed by The Wheatstone Energy Group, Inc., which the Company acquired in 2003, serving as Co-Founder, Vice President and Chief Operating Officer from 1992 to 2003.

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
ITEM 1A. RISK FACTORS
The following factors, together with other matters described in this Annual Report on Form 10-K, should be considered in evaluating the Company. Any of the following potential risks, if actually realized, could result in a materially negative impact to the Company’s business and financial results. In such an event, the trading price of the stock could decline.
The Company’s business depends on the success of its relatively new building performance, energy and facilities services offerings. If the Company fails to develop these lines of business, its prospects will be adversely affected.
In the past several years, the Company has undergone a fundamental change in its primary focus by transitioning away from manufacturing and commercial construction to its current position as a provider of energy, infrastructure and facility services to commercial real estate owners and operators, through the Energy and Facilities Solutions and Energy Services Segments. While the Real Estate Segment is still an important contributor to the Company’s revenues, earnings and cash flows, it is not a primary element of the Company’s growth strategy. The Company intends to dedicate most of its future capital resources and management attention to the development of the Energy and Facilities Solutions and Energy Services Segments.
These relatively new segments differ in some substantial ways from the Company’s now-discontinued manufacturing and commercial construction businesses and from the Company’s ongoing real estate business. For instance, several important offerings of the Energy and Facilities Solutions Segment are information technology (“IT”) oriented, which represents a departure from the Company’s legacy businesses.
The Company’s ability to implement the growth strategy will depend upon a variety of factors that are not entirely within its control, including:
•	the ability to develop new products and services for the Energy and Facilities Solutions and Energy Services Segments, and the ability to keep current products and services competitive;

•	the ability to make profitable acquisitions and the ability to integrate them into existing operations;

•	hiring, training and retention of qualified personnel;

•	the establishment of new relationships or expansion of existing relationships with customers and suppliers; and

•	the availability of capital.
To date, these new segments have not contributed substantially to the company’s net earnings—in fact, the Energy and Facilities Solutions Segment has yet to achieve and sustain profitability. In the light of the relative newness of the Energy and Facilities Solutions and Energy Services Segments to the Company as an institution, and the absence of a proven track record of profitability, the Company cannot guarantee that its growth strategy will be successful. If the Company’s growth strategy were unsuccessful, its revenues, earnings, stock price, and the Company as a whole could be adversely affected.
The Company is redeploying a portion of its capital previously invested in the Real Estate Segment to develop the Energy and Facilities Solutions and Energy Services Segments. The Company cannot guarantee that the return on investing these resources in the new segments, if any, will exceed the return that might otherwise be achievable from the Real Estate Segment.
The Company intends to dedicate the majority of its future capital resources to the development of the Energy and Facilities Solutions and Energy Services Segments rather than to the Real Estate Segment, which the Company is not looking to as a principal source of growth. Over the past several years, the Company has redeployed capital previously invested in the Real Estate Segment (primarily through the sale of commercial properties) to the Energy and Facilities Solutions and Energy Services Segments.
As noted previously, the new segments do not have a proven track record of profitability, in contrast to the Real Estate Segment, which has historically been profitable and has been the primary source of net earnings to the Company in recent years. Accordingly, the Company cannot guarantee that the return on its investment in the new segments, if any, will compare favorably to the results that might be achievable if the Company were to reinvest its capital resources entirely in the Real Estate Segment (or any other line of business).

PART I (continued)
If the Company’s efforts to grow the Energy and Facilities Solutions and Energy Services Segments fail, the investment of these resources could be lost, which could have a material adverse effect on the Company’s financial position.
In recent years, net earnings have been driven significantly by gains from the sale of commercial properties. Without such gains, the Company might not be profitable in the future.
The Company’s net earnings in recent years have been driven primarily by significant gains from sales of commercial properties. Although some of the proceeds of these sales have been invested in new properties, some of the net proceeds from these sales also have been redeployed to the Energy and Facilities Solutions and Energy Services Segments. Other proceeds have been distributed to shareholders as dividends. In recent years the Company’s real estate dispositions have exceeded its acquisitions, and in light of the Company’s focus on the Energy and Facilities Solutions and Energy Services Segments, the Company anticipates that this trend is likely to continue. Consequently, real estate gains cannot be depended upon for the Company’s long-term profitability.
Because of these factors, the Company’s net earnings in the future, unlike its net earnings over the past several years, will likely not result primarily from real estate dispositions. In addition, to the extent that the proceeds from real estate dispositions are not redeployed in acquiring new income producing properties, another source of earnings—rental income—will be negatively impacted. Accordingly, in order for the Company to maintain or improve its net earnings in the future, the Energy and Facilities Solutions and Energy Services Segments will have to be expanded. There can be no guarantee, however, that these segments will be able to produce net earnings, if any, sufficient to match the contribution to the Company’s profitability that have resulted from the real estate gains in the past several years, particularly in light of the new segments’ lack of a consistent track record of sustained profitability.
If the Company cannot find suitable acquisition candidates, or integrate completed acquisitions successfully, its prospects could be adversely affected.
The Company’s strategy includes growth by acquisitions. The Company’s Energy and Facilities Solutions and Energy Services Segments, upon which the Company is dedicating most of its resources and attention, were both established by acquisitions within the past several years. The Company may compete for acquisition opportunities with other companies that have significantly greater financial resources. Therefore, there is a risk that the Company may be unable to complete an acquisition that it believes could be important to its growth strategy, because another company may be able to pay more for a potential acquisition candidate or may be able to use its financial resources to acquire a potential acquisition candidate before the Company is able to obtain financing.
Even if the Company completes a desirable acquisition on favorable terms, the Company may not be able to successfully integrate on a timely basis the newly-acquired companies into existing operations. Integration of a substantial business is a challenging, time-consuming and costly process. It is possible that the acquisition itself or the integration process could result in the loss of the management of the acquired company or other key employees, the disruption of the acquired company’s business, or inconsistencies in standards, controls, procedures and policies that could adversely affect its ability to maintain relationships with suppliers, customers and employees.
In addition, successful integration of an acquired company requires the dedication of significant management resources that may temporarily detract attention from the Company’s and the acquired company’s day-to-day business. If management is not able to integrate the organizations, operations and systems of acquired companies in a timely and efficient manner, the anticipated benefits of a completed acquisition may not be fully realized.
The Company may not be able to raise the additional capital necessary to implement its growth strategy.
In order to develop the new businesses, the Company anticipates having to continue to make expenditures in connection with the development of new products and services offered by the Energy and Facilities Solutions and Energy Services Segments and in connection with the potential future acquisitions of other companies. Although the Company believes it has sufficient resources to finance these expenditures, at some point there may be a requirement to seek additional sources of financing. The Company cannot always predict the amount of its expenditures in connection with developing its new businesses, because opportunities for implementing it, particularly in the case of acquisitions, arise unexpectedly. If a future acquisition opportunity were to arise, the Company would be required to evaluate the sources of financing then available, which might be limited on short notice, and the terms of the financing available at the time. If the Company could not find financing on acceptable terms, it might be unable to make such acquisition. Moreover, the Company cannot guarantee that financing would be available on acceptable terms, if at all, if such needs were to arise.

If the Company implements its growth strategy, but is unable to manage its growth, the Company’s sales and profitability might be adversely affected.
The growth of the Energy and Facilities Solutions and Energy Services Segments might place additional demands on the Company’s administrative, operational and financial resources, and might increase the demands on the Company’s financial systems and controls. The Company’s ability to manage its growth successfully may require the Company to continue to improve and expand these resources, systems and controls. If the Company were unable to efficiently manage its growth, the Company might not be able to produce optimal financial or operational results, even if the Company were successful in growing the Energy and Facilities Solutions and Energy Services Segments. Difficulties that can arise when business growth outstrips the ability to manage the business include customer service or product delivery delays and resultant loss of customers, higher personnel turnover, the foregoing of business opportunities due to lack of resources, and other potential negative effects. Rapidly growing businesses frequently outpace a company’s ability to optimally manage such growth, due in large part to the reluctance to add the overhead costs of additional administrative personnel and resources before meaningful sales growth is achieved.
The Company is dependent upon key personnel, the loss of any of whom could adversely impair the Company’s ability to conduct its business. In addition, the development of the Company’s new businesses will require the addition of suitable personnel.
One of the Company’s objectives is to develop and maintain a strong management group at all levels. At any given time, the Company could lose the services of key executives and other employees. None of the key executives or other key employees is currently subject to employment agreements or contracts. The loss of services of any key employees could have an adverse impact upon the Company’s results of operations, financial condition, and management’s ability to execute its business strategy. If the Company were to lose a member of its senior management team, the Company might be required to incur significant costs in identifying, hiring and retaining a replacement for the departing executive.
In addition, the growth of the Energy and Facilities Solutions and Energy Services Segments will require the addition of qualified personnel. Some of the offerings of these segments, such as energy engineering and the IT-oriented products and services, may require personnel with special skills who are in high demand in the marketplace for human resources. The Company competes for such personnel with some companies with much greater resources. Accordingly, the Company may not be able to attract and hire such personnel, or retain them in the face of better offers from larger competitors.
The Company is subject to changing regulations regarding corporate governance and required public disclosure that have increased both the costs of compliance and the risks of noncompliance. As a smaller public company, these costs of compliance may affect the Company disproportionately as compared with larger competitors.
As a public company, the Company is subject to rules and regulations by various governing bodies, including the Securities and Exchange Commission, NASDAQ and Public Company Accounting Oversight Board, which are charged with the protection of investors and the oversight of companies whose securities are publicly traded. The Company’s efforts to comply with these new regulations, most notably the Sarbanes-Oxley Act, or “SOX” may result in increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities.
The Company is required to comply with the SOX requirements involving the assessment of its internal controls over financial reporting, and the SOX requirement for the Company’s independent public accountants to audit that assessment is currently expected to be applicable to the Company for the fiscal year ending April 30, 2008. The efforts to comply with the SOX requirements will require the commitment of significant financial and personnel resources.
In addition, because these laws, regulations and standards are subject to varying interpretations, their application in practice may evolve over time as new guidance becomes available. This evolution may result in continuing uncertainty regarding compliance matters, and additional costs necessitated by ongoing revisions to the Company’s disclosure and governance practices. If the Company fails to address and comply with these regulations and any subsequent changes, the business may be adversely impacted.
Moreover, many of the costs of SOX and similar compliance are not in direct proportion to the size of a particular company. As a smaller public company, these costs might consequently affect the Company disproportionately, particularly in comparison to its larger public competitors. The Company may also be at a disadvantage vis-à-vis public company compliance costs compared with its privately held competitors, who are not subject to such regulations.

PART I (continued)
RISKS RELATED TO THE COMPANY’S REAL ESTATE SEGMENT
The Company’s ownership of commercial real estate involves a number of risks, including general economic and market risks, leasing risk, uninsured losses and condemnation costs, environmental issues, and concentration of real estate, the effects of which could adversely affect the Company’s business.
General economic and market risks. The Company’s assets might not generate income sufficient to pay expenses, service debt and maintain its real estate properties. Several factors may adversely affect the economic performance and value of the properties. These factors include, among other things:
•	Changes in the national, regional and local economic climate;

•	Local conditions such as an oversupply of properties or a reduction in demand for properties;

•	The attractiveness of the properties to tenants;

•	Competition from other available properties;

•	Changes in market rental rates; and

•	The need to periodically repair, renovate and re-lease space.
The Company’s performance also depends on the ability to collect rent and expense reimbursements from tenants and to pay for adequate maintenance, insurance and other operating costs (including real estate taxes), which could increase over time. Also, the expenses of owning and operating a property are not necessarily reduced when circumstances such as market factors and competition cause a reduction in income from the property. If a property is mortgaged and the Company were unable to meet the mortgage payments, the lender could foreclose on the mortgage and take the property. In addition, interest rate levels, the availability of financing, changes in laws and governmental regulations (including those governing usage, zoning and taxes), and financial distress or bankruptcies of tenants could adversely affect the Company’s financial condition.
Leasing risk. Operating revenues in the Real Estate Segment are dependent upon entering into leases with, and collecting rents from, tenants. National, regional and local economic conditions might adversely impact tenants and potential tenants in the various marketplaces in which the Company’s properties are located, and accordingly, could affect such tenants’ ability to continue to pay rents and possibly to continue to operate in their leased space. Tenants sometimes experience bankruptcies, and pursuant to the various bankruptcy laws, leases may be rejected and thereby terminated. When leases expire or are terminated, replacement tenants may or may not be available upon acceptable terms and conditions. In addition, the Company’s cash flows and results of operations could be adversely impacted if existing leases were to expire or were terminated, and at such time, market rental rates were lower than the previous contractual rental rates.
Uninsured losses and condemnation costs. Accidents, flooding and other losses at the Company’s properties could materially adversely affect the Company’s operating results. Casualties may occur that significantly damage an operating property, and insurance proceeds may be materially less than the total loss incurred by the Company. Property ownership also involves potential liability to third parties for such matters as personal injuries occurring on the property. The Company, however, maintains casualty and general liability insurance under policies that management believes to be customary and appropriate. In addition to uninsured losses, various government authorities may condemn all or parts of operating properties. Such condemnations could adversely affect the commercial viability of such properties.
Environmental issues. Environmental issues that could arise at the Company’s properties could have an adverse effect on the Company’s financial condition and results of operations. Federal, state and local laws and regulations relating to the protection of the environment may require a current or previous owner or operator of real estate to investigate and clean up hazardous or toxic substances or petroleum product releases at a property. The property owner or operator might have to pay a governmental entity or third parties for property damage, and for investigation and clean-up costs incurred by such parties in connection with the contamination. These laws typically impose clean-up responsibility and liability without regard to whether the owner or operator previously knew of or caused the presence of the contaminants. Even if more than one person might have been responsible for the contamination, each person covered by the environmental laws might be held responsible for all of the clean-up costs incurred. In addition, third parties might sue the owner or operator of a site for damages and costs resulting from environmental contamination emanating from that site. Currently, the Company is not aware of any environmental liabilities at its properties that it believes would have a material adverse effect on its business, assets, financial condition or results of operations. Unidentified environmental liabilities could arise, however, and could have an adverse effect on the Company’s financial condition and results of operations.

Any failure to sell income-producing properties on a timely basis could adversely affect the Company’s results of operations.
The Company’s Real Estate Segment typically holds real estate assets until such time as it believes to be optimal to sell them. Normally, this will be during relatively strong real estate markets. However, factors beyond the Company’s control could make it necessary for the Company to dispose of real estate properties during weak markets. Following a period when the market values of the Company’s assets had fallen significantly, the Company could be required to sell assets at a time when it may be inopportune to do so. Further, markets for real estate assets are not usually highly liquid, which can make it particularly difficult to realize acceptable prices when disposing of assets during weak markets.
The Company might not be able to refinance its income-producing properties on a timely basis or on acceptable terms.
The Company may incur debt from time to time to finance acquisitions, capital expenditures or for other purposes. A property’s current leasing status, physical condition or net operating income, global, national, regional or local economic conditions, financial market conditions and the level of capital available in real estate markets, the level of the Company’s total liabilities relative to its equity, the terms and conditions of or status of the Company’s other real estate or corporate loans, or other prior financial commitments could impair the Company’s ability to refinance real estate properties at the times when such refinancing might be necessary. Moreover, such refinancing might not be available upon acceptable terms, including with respect to interest rates or maturities.
RISKS RELATED TO THE ENERGY AND FACILITIES SOLUTIONS AND ENERGY SERVICES SEGMENTS
Failure to adequately expand the Company’s sales force may impede its growth.
The Energy and Facilities Solutions and Energy Services Segments are dependent on its direct sales force to obtain new customers, particularly large enterprise customers, and to manage its customer base. The Company believes that there is significant competition for sales personnel with the advanced sales skills and technical knowledge the Company needs. The Energy and Facilities Solutions and Energy Services Segments’ ability to achieve significant growth in revenue from building performance services in the future will depend, in large part, on the Company’s success in recruiting, training and retaining sufficient numbers of sales personnel.
New hires require significant training. The Company’s recent hires and planned hires might not turn out to be as productive as the Company would like, and the Company might be unable to hire a sufficient number of qualified individuals in the future in the markets where the Company conducts or desires to conduct business. If the Company were unable to hire and develop a sufficient number of productive sales personnel, sales of the Energy and Facilities Solutions and Energy Services Segments’ building performance services could be adversely impacted, and as a result, the Company’s growth could be impeded.
As more of the Company’s sales efforts are targeted at larger enterprise customers, its sales cycle may become more time-consuming and expensive, the Company may encounter pricing pressure and implementation challenges, and the Company may have to delay revenue recognition on these customers, all of which could harm the Company’s business.
The Energy and Facilities Solutions and Energy Services Segments are concentrating more regularly on larger enterprise customers. As the Company targets more of these customers, the Company anticipates facing greater selling costs, longer sales cycles, and less predictability in completing some of its sales. In this market segment, the customer’s decision to use the Company’s building performance products and services may be an enterprise-wide decision, and if so, these types of sales would require the Company to provide greater levels of education to prospective customers regarding the use and benefits of its building performance products and services. In addition, larger customers may demand more customization, integration services and features. As a result of these factors, these sales opportunities may require the Company to devote greater sales support and professional services resources to individual customers, driving up the costs and time required to complete sales and diverting selling and professional services resources to a smaller number of larger transactions, while at the same time requiring the Company to delay revenue recognition on some of these transactions until the technical or implementation requirements have been met. In addition, larger enterprise customers may seek volume discounts and price concessions that could make these transactions less profitable. Because of these factors, the risk of not completing a sale to a larger enterprise customer can be greater than with smaller customers, and the results of such failure, due to higher costs and fewer overall ongoing sales initiatives, can be also be greater. Moreover, the bargaining power of larger enterprise customers may result in lower margins on completed sales.

PART I (continued)
The value to customers of the various energy efficiency products and services offered by the Company’s Energy and Facilities Solutions Segment and Energy Services Segment is substantially impacted by the prevailing market prices of energy; if these prices were to decline, sales of the Company’s energy efficiency products and service offerings might not grow, or could even decline.
Many of the product and service offerings of the Company’s Energy and Facilities Solutions Segment and Energy Services Segment are energy efficiency offerings. The financial value to customers for installing energy efficiency products and services is measured by the savings in energy costs to be realized over time. Accordingly, the return on the customers’ investment for installing energy efficient products and services and the time period necessary for customers to recoup the initial investment required for these products and services correlate directly with the prevailing market prices for energy. If the energy prices were to drop, the customers’ energy savings and returns on investment in energy efficiency products and services would be less, as the time period over which the investment could be recovered through savings on energy costs would be extended. If energy prices were to decline, demand for energy efficiency products and services could decline as a result, as potential customers are dissuaded from an upfront investment that may not produce as attractive a return for some time. Consequently, any decline in energy prices likely will translate into fewer sales for the Company’s energy efficiency offerings.
The Company may be subject to potential liabilities as a result of construction or design defects, product liability, or warranty claims made.
The Company’s Energy Services Segment, and engineering services offered by its Energy and Facilities Solutions Segment, involve construction and design services. The Company consequently may be subject to liability for construction or design defects, product liability and warranty claims arising in the ordinary course of business. The costs of insurance offering protection against such claims, if such insurance coverage is available for purchase, may be prohibitive, and the amount and scope of such coverage offered by insurance companies, if any, may be limited. Uninsured judgments against the Company may negatively affect its financial position. Even if the Company prevails in defending construction and design defect claims against the Company, or if successful claims are covered by insurance, its reputation may be harmed.
A portion of the Company’s revenues are derived from fixed price contracts, which could result in losses on contracts.
A substantial portion of the Energy Services Segment’s revenues and current backlog is based on fixed price or fixed unit price contracts that involve risks relating to the Company’s potential responsibility for the increased costs of performance under such a contract. Generally, under fixed price or fixed unit price contracts, any increase in the Company’s unit cost not caused by a modification or compensable change to the original contract, whether due to inflation, inefficiency, faulty estimates or other factors, is absorbed by the Company. There are a number of other factors that could create differences in contract performance, as compared to the original contract estimate, including, among other things, differing site conditions, availability of skilled labor in a particular geographic location, availability of materials and abnormal weather conditions.
The Company is largely dependent on the continued availability and satisfactory performance of its subcontractors, whose potential unavailability or unsatisfactory performance could have a material adverse effect on the Company’s business.
The Company often utilizes unaffiliated third-party subcontractors in order to perform some of its energy engineering and consulting services, much of its lighting and mechanical systems maintenance, installation and retrofit projects, and most of its other construction-related projects and services. As a consequence, the Company depends on the continuing availability of and satisfactory performance by such subcontractors. There may not be sufficient availability of such subcontractors in the markets in which the Company operates, or the quality of work by such subcontractors may prove to be below acceptable standards. In addition, the subcontractors may be unable to qualify for payment and performance bonds to insure their performance, or may be otherwise inadequately capitalized. Insurance coverage, if any, available to the subcontractors for construction defects is increasingly expensive and may become unavailable, and the scope of such coverage is or may become greatly restricted. If as a result of such subcontractor problems or failures, the Company were unable to meet its contractual obligations to its customers or were unable to successfully recover sufficient indemnity from its subcontractors or their bond or insurance carriers, the Company could suffer losses which could decrease its net income, damage its customer relations, significantly harm its reputation, and otherwise have a material adverse effect on its business.
The Company could be exposed to environmental liability related to the disposal of hazardous materials.
A key service offering of the Company’s Energy Services Segment is replacing older existing lighting systems in commercial, industrial and other types of facilities with newer energy efficient lighting systems. The removal of old lighting systems can often involve the removal, handling and disposal of hazardous materials. As noted previously, various federal, state and local laws govern the handling of hazardous materials. Compliance with these regulations can be costly. If the Company were to fail to comply, it could face liability from government authorities or other third parties. Even in cases where the Company subcontracts the disposal of such materials, the Company could face exposure. Not only could judgments, fines or similar penalties for environmental noncompliance negatively affect the Company’s financial position, the reputation of the Energy Services Segment, and the Company’s other businesses, could be harmed as well.
If the Company’s new comprehensive energy, infrastructure and productivity management Application Software Provider (“ASP”) offerings are not widely accepted, the Company’s operating results could be harmed.
The Energy and Facilities Solutions Segment derives a significant portion of its revenue from building performance software applications. The latest iterations of its building performance software are primarily ASP-based solutions, whereby the Company operates the software at its data center, and customers access their data and reports on the Web. This contrasts with previous versions of the Company’s work order management software, which typically were installed on customers’ own computers. Future sales in the Energy and Facilities Solutions Segment may be substantially dependent on this new product offering.
Factors that might affect market acceptance of the Company’s ASP solution include:
•	reluctance by enterprises to migrate to an ASP product from more traditional products in which the software and related data is hosted and controlled locally by the customer;

•	the price and performance of the Company’s ASP offering;

•	the level of customization the Company can offer;

•	potential adverse publicity about the Company, its service or the viability, reliability or security of ASP products generally from third party reviews, industry analyst reports or adverse statements made by competitors.
Many of these factors are beyond the Company’s control. If the Company’s ASP offerings were to fail to achieve widespread market acceptance, the Company’s business could be harmed.
Defects or disruptions in the Company’s comprehensive energy, infrastructure and productivity management software solutions could diminish demand for these offerings and could potentially subject the Company to substantial liability.
Because the Company’s comprehensive energy, infrastructure and productivity management software solutions, including the new ASP offerings, are complex, and because the Company has incorporated into these offerings a variety of new computer hardware and software, both developed in-house and acquired/licensed from third party vendors, the offerings might have errors or defects that users could identify after they begin using these services, which could result in unanticipated downtime for the Company’s customers and harm to the Company’s reputation and business.
The Company has from time to time found previously undetected defects in its software offerings, and new errors may be detected in existing offerings in the future. In addition, the Company’s customers may use the software solutions in unanticipated ways that may cause a disruption in service or damage or loss of their data. With respect to the Company’s new ASP offerings in particular, misuse by customers might result in a loss of service for other customers attempting to access their data. The Company’s new ASP solutions are Internet-based, and Internet-based services frequently contain undetected errors when first introduced or when new versions or enhancements are released.
Since the Company’s customers use the Company’s software solutions for important aspects of their business, any errors, defects, disruptions in service, data loss or other performance problems with the offerings could hurt the Company’s reputation and could damage its customers’ businesses. In such an event, customers could elect not to renew, or delay, or withhold payment to the Company, the Company could lose future sales or customers might make warranty claims against the Company, which could result in an increase in the provision for doubtful accounts, an increase in collection cycles for accounts receivable, or the expense and risk of litigation.
If the Company were unable to develop enhancements and new features for the Energy and Facilities Solutions and Energy Services Segments’ existing products and services, or were unable to develop acceptable new products and services that kept pace with technological developments, the Company’s business might be harmed.
The reputations of the Company’s relatively new Energy and Facilities Solutions and Energy Services Segments depend significantly upon the Company maintaining a reputation for technological prowess. Consequently, the product and service offerings from these segments must continue be up-to-date technologically. The success of enhancements and new features to existing offerings, and of new products and services, such as the Company’s energy, infrastructure and productivity management ASP offerings, depends on several factors, including the timely completion, introduction and market acceptance of the feature or edition. Failure in this regard may significantly impair revenue growth.

PART I (continued)
In addition, because the ASP offerings are designed to operate on a variety of network hardware and software platforms using a standard browser, the Company will need to continuously modify and enhance these offerings to keep pace with changes in Internet-related hardware, software, communication, browser and database technologies. The Company might not be successful in either developing these modifications and enhancements or in timely bringing them to market. Furthermore, uncertainties about the timing and nature of new network platforms or technologies, or modifications to existing platforms or technologies, could increase the Company’s research and development expenses. Any failure of any of the Company’s products and services to operate effectively with future network platforms and technologies could reduce the demand for the Company’s products and services, and result in customer dissatisfaction and harm to the business.
If the Company’s security measures are breached and unauthorized access is obtained to a customer’s data, the offerings of the Energy and Facilities Solutions and Energy Services Segments may be perceived as not being secure, customers may curtail or stop using the Company’s products and services, and the Company could incur significant liabilities.
The Company’s energy, infrastructure and productivity management software offerings involve the storage of customers’ data and information, whether locally on the customers’ own computers, or on the Company’s computers in the case of the Company’s new ASP offerings and one of its older legacy products, and the transmission of such information in the case of the ASP and legacy products. Security breaches could expose the Company to a risk of loss of this data and information, litigation and possible liability. If security measures were breached as a result of third-party action, employee error, malfeasance or otherwise, during transfer of data and information to data centers or at any time, and, as a result, someone were to obtain unauthorized access to any customers’ data and information, the Company’s reputation might be damaged, its business might suffer and it might incur significant liability. Because techniques used to obtain unauthorized access or to sabotage systems change frequently and generally are not recognized until launched against a target, the Company might be unable to anticipate these techniques or to implement adequate preventative measures. If an actual or perceived breach of the security were to occur, the market perception of the effectiveness of the Company’s security measures could be harmed and the Company could lose sales and customers.
Any failure to protect the Company’s intellectual property rights could impair the Company’s ability to protect proprietary technology and its brand.
If the Company fails to protect its intellectual property rights adequately, particularly for the Company’s software products and services, competitors might gain access to the Company’s technology, and the Company’s business could be harmed. In addition, defending the Company’s intellectual property rights might entail significant expense. Any of the Company’s intellectual property rights may be challenged by others or invalidated through administrative process or litigation.
Currently, the Company has no issued patents and may be unable to obtain patent protection for its technology. In addition, if any patents were issued in the future, they might not provide the Company with any competitive advantages, or may be successfully challenged by third parties. Furthermore, legal standards relating to the validity, enforceability and scope of protection of intellectual property rights are uncertain.
Effective patent, trademark, copyright and trade secret protection may not be available to the Company in every country in which its service is available. The laws of some foreign countries may not be as protective of intellectual property rights as those in the U.S., and mechanisms for enforcement of intellectual property rights may be inadequate. Accordingly, despite the Company’s efforts, the Company might be unable to prevent third parties from infringing upon or misappropriating its intellectual property.
The Company might be required to spend significant resources to monitor and protect its intellectual property rights. The Company might initiate claims or litigation against third parties for infringement of the Company’s proprietary rights or to establish the validity of the Company’s proprietary rights. Any litigation, whether or not it is resolved in the Company’s favor, could result in significant expense to the Company and divert the efforts of the Company’s technical and management personnel.
Because the Company recognizes revenue from its new ASP offerings over the term of customers’ subscription agreements, downturns or upturns in sales may not be immediately reflected in the Company’s operating results.
For the Company’s new ASP offerings, the Company generally recognizes revenue from customers ratably over the terms of their subscription agreements, which are typically 12 to 24 months, although terms can range from one to 60 months. As a result, a significant portion of the revenue the Company’s Energy and Facilities Solutions Segment reports in each quarter is deferred revenue from subscription agreements entered into during previous quarters. Consequently, a decline in new or renewed subscriptions in any one quarter would not necessarily be fully reflected in the revenue in that quarter, but could negatively affect revenue in future quarters. In addition, the Company might be unable to adjust its cost structure to reflect these reduced revenues. Accordingly, the effect of significant downturns in sales and market acceptance of the Company’s ASP offerings might not be fully reflected in the Company’s results of operations until future periods. The Company’s subscription model also makes it difficult to rapidly increase revenue simply because of additional sales of the Company’s ASP offerings in any period, as revenue from the ASP offerings from new customers must be recognized over the applicable subscription term.
Evolving regulation of the Internet may affect the Company adversely.
As Internet commerce continues to evolve, increasing regulation by federal, state or foreign agencies becomes more likely. For example, the Company believes increased regulation is likely in the area of data privacy, and laws and regulations applying to the solicitation, collection, processing or use of personal or consumer information could affect customers’ ability to use and share data, potentially reducing demand for ASP solutions in which data is processed by third parties, and restricting the Company’s ability to store, process and share data with its customers. In addition, taxation of services provided over the Internet, or other charges imposed by government agencies or by private organizations for accessing the Internet, might also be imposed. Any regulation imposing greater fees for Internet use or restricting information exchange over the Internet could result in a decline in the use of the Internet and the viability of Internet-based services, which could harm the Company’s ASP products and services.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
The Company, through its Real Estate Segment, owns its corporate headquarters building, which contains approximately 65,880 square feet of leasable office space. The building is located in the North x Northwest Office Park, 1945 The Exchange, in suburban Atlanta, Georgia. The Company and all the operating segments have their main offices located in this building. In addition to the 25,928 square feet of offices leased by Servidyne entities, another 39,952 square feet is leased to unaffiliated tenants. The Company, through its Energy Services Segment, leases 5,000 square feet of space for a warehouse through a lease that currently expires in March 2007.
The Company also owns a vacant former manufacturing and warehouse facility located in Atlanta, Georgia, which is under contract to be sold at a gain in fiscal 2007. The sale is subject to customary conditions, and there can be no assurance that the contract will close.
As of April 30, 2006, the Company owned or had an interest in the following real properties:
OWNED SHOPPING CENTERS
The Company’s Real Estate Segment owns three shopping centers, two that it developed and one that it acquired. The following chart provides relevant information relating to the owned shopping centers:

			Percentage			Rental		Principal
			of Square	Calendar		Income		Amount of
		Leasable	Footage	Year(s)		Per Leased	Debt	Debt
		Square	Leased as of	Placed in	Rental	Square	Service	Outstanding
		Feet in	April 30,	Service by	Income	Foot	Payments	as of April 30,
Location	Acres	Building(s)	2006	Company	2006	2006(1)	2006(2)	2006(3)

1075 W. Jackson Street Morton, IL(4)	7.3	92,120	100	1980, 1992	$463,225	$5.03	$404,969	$1,924,688

2500 Airport Thruway Columbus, GA(4)(5)	8.0	87,543	100	1980, 1988	441,286	5.04	391,090	757,908

8102 Blanding Blvd. Jacksonville, FL(6)	18.8	174,220	93	1999	1,615,226	9.97	610,238	7,546,486

(1)	Calculated by dividing fiscal 2006 rental income by leased square feet in building (as of April 30, 2006).

(2)	Includes principal and interest.

(3)	The Company’s liability for repayment is limited to its interest in the respective mortgaged properties by exculpatory provisions.

(4)	Land is leased, not owned.

(5)	The center in Columbus, Georgia, is owned by Abrams-Columbus Limited Partnership, in which the Company’s subsidiary, Abrams Properties, Inc., serves as general partner and owns an 80% interest.

(6)	Originally developed by third parties in 1985.

PART I (continued)
The two centers located in Morton, Illinois, and Columbus, Georgia, are leased exclusively to Kmart. The Kmart lease in Columbus, Georgia, expires in 2008 and Kmart has ten five-year renewal options. The Kmart lease in Morton, Illinois, expires in 2016 and Kmart has eight five-year renewal options. Anchor tenant lease terms for the center in Jacksonville, Florida, are shown in the following table:

		Lease
	Square	Expiration	Options
Anchor Tenant(1)	Footage	Date	to Renew

Harbor Freight Tools	12,500	2012	4 for 5 years each
Publix(2)	85,560	2010	6 for 5 years each
Office Depot	22,692	2008	2 for 5 years each

(1)	A tenant is considered to be an “Anchor Tenant” if it leases 12,000 square feet or more for an initial lease term in excess of five years.

(2)	Tenant has subleased the premises to Floor and Decor Outlets, but remains liable under the lease until the lease expires.
With the exception of the Kmart lease in Columbus, Georgia, and the Harbor Freight Tools lease in Jacksonville, Florida, all of the anchor tenant leases and some of the small shop leases provide for contingent rentals if sales generated by the respective tenant in the leased space exceed specified predetermined amounts. In some cases, contingent rentals are subject to certain rights of offset for the amounts that ad valorem taxes may exceed specified predetermined amounts. In fiscal 2006, the Company did not recognize any amounts in contingent rent from owned shopping centers.
Typically, tenants are responsible for their pro rata share of ad valorem taxes (subject to the rights of offset against contingent rents mentioned above), insurance and common area maintenance costs. Kmart, under its lease, has total responsibility for maintenance, insurance and taxes for the centers in Morton, Illinois, and Columbus, Georgia.
OWNED OFFICE PROPERTIES
The Company, through its Real Estate Segment, owns two office properties in metropolitan Atlanta, Georgia: the corporate headquarters building in Atlanta, and an office park in Marietta. The following chart provides pertinent information relating to the office properties:

			Percentage			Rental		Principal
			of Square	Calendar		Income		Amount of
		Leasable	Footage	Year(s)		Per Leased	Debt	Debt
		Square	Leased as of	Placed in	Rental	Square	Service	Outstanding
		Feet in	April 30,	Service by	Income	Foot	Payments	as of April 30,
Location	Acres	Building(s)	2006	Company	2006	2006(1)	2006(2)	2006

1945 The Exchange Atlanta, GA(3)	3.12	65,880	100	1997	$1,311,886	$19.91	$443,614	$4,627,932

1501-1523 Johnson Ferry Rd. Marietta, GA(4)	8.82	121,476	75	1997	1,457,275	16.00	538,925	5,879,678

(1)	Calculated by dividing fiscal 2006 rental income by teased square feet in building (as of April 30, 2006).

(2)	Includes principal and interest.

(3)	The Company’s corporate headquarters building of which the Company leases approximately 25,928 square feet. Rental income includes $540,155 of intercompany rent at a competitive rate paid by the Company and its operating segments. The building was originally developed by third parties in 1974 and acquired and re-developed by the Company in 1997.

(4)	The Company, through a subsidiary of its Real Estate Segment, is the lessee of 5,304 square feet of space, under a master lease agreement to satisfy a condition required by the lender. As a result, as of April 30, 2006, rental income includes $27,033 of intercompany rent at a competitive rate paid by the Real Estate Segment. The office park was originally developed by third parties in 1980 and 1985.
The Company’s former professional medical office building located in Douglasville, Georgia, was sold at a gain in January 2006. This property is not included above.

LEASEBACK SHOPPING CENTERS
The Company, through its Real Estate Segment, has a leasehold interest in four shopping centers that it developed, sold to unrelated third parties, and leased back from such parties under leases currently expiring from years 2007 to 2014. Each of the centers is subleased by the Company entirely to Kmart Corporation. The Kmart subleases each provide for contingent rentals if sales exceed specified predetermined amounts. The Davenport, Iowa, and Richfield, Minnesota, properties have nine remaining five-year renewal options, and the Jacksonville, Florida, and Orange Park, Florida, properties have eight remaining five-year renewal options. The Company’s leases with the fee owners each contain renewal options coextensive with Kmart’s renewal options on the subleases.
Kmart, under its sublease, is responsible for insurance and ad valorem taxes, but has the right to offset against contingent rentals for any ad valorem taxes paid in excess of specified amounts. In fiscal 2006, the Company recognized $27,235 in contingent rentals, net of offsets, from leaseback shopping centers, which amounts are included in the aggregate annual rentals set forth below. The Company is responsible for structural and roof maintenance of the centers. The Company is also responsible for underground utilities, parking lots and driveways, except for routine upkeep, which is the responsibility of the subtenant, Kmart. The Company’s leases contain exculpatory provisions, which limit the Company’s liability for payments to its interest in the respective leases.
The following chart provides certain information relating to the leaseback shopping centers:

		Square	Calendar Years	Rental	Rental Income	Rent
		Feet in	Placed in Service	Income	Per Square Foot	Expense
Location	Acres	Building(s)	by Company	2006	2006(1)	2006

Orange Park, FL	9.4	84,180	1976	264,000	3.14	226,796

Davenport, IA	10.0	84,180	1977	255,308	3.03	179,784

Jacksonville, FL	11.6	97,032	1979	303,419	3.13	258,858

Richfield, MN	5.7	74,217	1979	300,274	4.05	241,904

(1)	Calculated by dividing fiscal 2006 rental income by square feet in building (as of April 30, 2006).
The Company sold its interest in the leaseback shopping center in Bayonet Point, Florida, at a gain in April 2006. This leaseback shopping center is not included above.
REAL ESTATE HELD FOR FUTURE DEVELOPMENT, LEASE OR SALE
The Company, through its Real Estate Segment, owns the following real estate, which is held for future development, leasing, or sale:

		Calendar Year
		Development
Location	Acres	Completed	Intended Use(1)

Mundy Mill Road Oakwood, GA	5.3	1987	Commercial development pads or up to four outlots

North Cleveland Avenue North Ft. Myers, FL	1.9	1993	Two outlots

Metropolitan Parkway Atlanta, GA(2)	3.6	(3)	Warehouse, industrial or commercial building, or loft redevelopment

(1)	“Outlot” as used herein refers to a small parcel of land platted separately from a shopping center parcel, which is generally sold to, leased to, or developed as, a fast-food restaurant, bank, small retail shops, or other commercial use.

(2)	Land and building, originally utilized by the Company as a manufacturing and warehouse facility; owned by AFC Real Estate, Inc., formerly known as Abrams Fixture Corporation.

(3)	The Company assembled the property in a series of transactions. The building was developed by third parties prior to 1960. The Company has entered into a contract to sell the property, at a gain. The contract specifies a closing date in fiscal 2007. The sale is subject to customary conditions, and there can be no assurance that the sale will close.

PART I (continued)
There is no debt on any of the above properties. The Company will either develop the properties described above or will continue to hold them for future sale or lease to others.
Two of the Company’s former outlots in North Fort Myers, Florida, were each sold at a gain in October 2005. The Company’s former 4.7 acre tract of land in Louisville, Kentucky, was sold at a gain in December 2005. The Company’s former 7.1 acre tract of land in North Fort Myers, Florida, was sold at a gain in April 2006. These properties are not included above.
For further information on the Company’s real properties, see Notes 4, 6, and 8 to the consolidated financial statements, and “SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION.”
ITEM 3. LEGAL PROCEEDINGS
The Company is subject to various legal proceedings and claims that may arise in the ordinary course of business. While the resolution of such matters cannot be predicted with certainty, the Company believes that the final outcome of such matters will not have a material adverse effect on the Company’s financial position or results of operations.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
Not applicable.
PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

	Market Prices				Dividends Paid Per Share
	Fiscal 2006		Fiscal 2005		Fiscal 2006	Fiscal 2005
	High	Low	High	Low
	Trade	Trade	Trade	Trade

First Quarter	$10.44	$3.91	$4.09	$3.42	$0.036	$0.18
Second Quarter	8.07	4.35	3.68	3.28	0.036	0.036
Third Quarter	5.15	3.98	6.18	2.92	0.036	0.036
Fourth Quarter	6.00	4.01	6.91	3.67	0.036	0.036

The common stock of Servidyne, Inc. is traded on the NASDAQ National Market System (Symbol: SERV). Prior to July 2006, the common stock was traded on NASDAQ under the symbol “ABRI.” The approximate number of holders of common stock was 660 (including shareholders of record and shares held in street name) as of June 30, 2006. The Company did not repurchase any shares of its common stock during its fiscal year ended April 30, 2006.
The information contained under the heading “Equity Compensation Plan” in the Company’s definitive proxy materials for its 2006 Annual Meeting of Shareholders will be filed with the Securities and Exchange Commission under a separate filing, and is hereby incorporated by reference.

ITEM 6. SELECTED FINANCIAL DATA
The following table sets forth selected financial data for the Company and should be read in conjunction with the consolidated financial statements and the notes thereto:

Years Ended April 30,	2006	2005	2004	2003	2002

Net Earnings (Loss)(1)	$525,766	$1,800,358	$(1,850,126)	$(1,073,524)	$811,774

Net Loss— Continuing Operations	$(205,515)	$(1,388,574)	$(2,757,814)	$(2,209,329)	$(1,834,746)

Net Earnings — Discontinued Operations	$731,281	$3,188,932	$907,688	$1,135,805	$2,646,520

Net Earnings (Loss) Per Share(1)*	$.15	$.51	$(.56)	$(.33)	$.25

Net Loss Per Share — Continuing Operations*	$(.06)	$(.39)	$(.84)	$(.68)	$(.57)

Net Earnings Per Share — Discontinued Operations*	$.21	$.90	$.28	$.35	$.82

Consolidated Revenues — Continuing Operations	$18,689,728	$21,631,570	$12,325,556	$10,523,063	$10,968,909

Weighted Average Shares Outstanding at Year-End*	3,531,089	3,526,041	3,292,137	3,231,440	3,247,213

Cash Dividends Paid Per Share*	$.14	$.29	$.14	$.14	$.14

Shareholders’ Equity	$20,946,748	$20,913,411	$19,997,527	$21,257,952	$22,778,876

Shareholders’ Equity Per Share*	$5.93	$5.93	$6.07	$6.58	$7.01

Working Capital	$8,652,086	$10,450,202	$7,207,333	$7,638,091	$9,875,096

Depreciation and Amortization — Continuing Operations(2)	$1,376,378	$1,622,494	$1,739,225	$1,402,540	$2,182,487

Total Assets	$52,410,256	$57,067,172	$61,876,019	$73,797,098	$91,784,369

Income-Producing Properties and Property and Equipment, net(3)	$21,568,121	$21,529,599	$21,643,856	$22,213,811	$22,978,183

Long-Term Debt(4)	$21,289,542	$22,523,516	$22,118,717	$21,154,042	$21,556,295

Total Liabilities	$31,463,508	$36,153,761	$41,878,492	$52,539,146	$69,005,493

Variable Rate Debt(4)(5)	$930,000	$1,000,000	$1,000,000	$—	$4,596,683

Return on Average Shareholders’ Equity(1)	2.5%	8.8%	(9.0)%	(4.9)%	3.6%

*	Adjusted for stock dividend

(1)	Includes continuing operations, discontinued operations and extraordinary items, if any.

(2)	Depreciation and amortization for certain sold income-producing properties have been reclassified as discontinued operations and, therefore, are not included for all periods presented.

(3)	Does not include property held for sale, real estate held for future development or sale, or sold income-producing properties that have been reclassified as assets of discontinued operations.

(4)	Does not include mortgage debt associated with discontinued operations.

(5)	Includes short-term and long-term debt.
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
INTRODUCTION
The Company is organized into three operating segments: Energy and Facilities Solutions, Energy Services, and Real Estate. The Company continues to seek to add new service offerings, and is pursuing this strategy partially through potential acquisitions.
The Company also formerly provided commercial construction services as a general contractor and reported an additional segment, Construction. The Company made the decision to discontinue its operations as a general contractor in fiscal 2004. In accordance with Statement of Financial Accounting Standard (“SFAS”) 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Construction Segment has been reclassified as a discontinued operation and is no longer reported as a separate operating segment. All amounts in this Annual Report on Form 10-K have been restated so they are consistent with the current presentation.

PART II (continued)
In “RESULTS OF OPERATIONS” below, changes in revenues, costs and expenses, and selling, general and administrative expenses from period to period are analyzed on a segment basis. For net earnings and similar profit information on a consolidated basis, please see “ITEM 6. SELECTED FINANCIAL DATA” or the Company’s consolidated financial statements. Pursuant to SFAS 144, the figures in the following charts for all periods presented do not include Real Estate Segment revenues, costs and expenses, and selling, general and administrative expenses generated by certain formerly owned income-producing properties, which have been sold; such amounts have been reclassified as discontinued operations (see “Critical Accounting Policies—Discontinued Operations” later in this discussion and analysis section). In addition, the figures in the following charts do not include the Real Estate revenues and cost and expenses generated by certain sales of real estate held for sale or future development, although these sales are included in the results from continuing operations, and are discussed later in this discussion and analysis section.
RESULTS OF OPERATIONS
REVENUES
Revenues from continuing operations for fiscal 2006 were $18,689,728, compared to $21,631,570 and $12,325,556, for fiscal 2005 and fiscal 2004, respectively. This represents a decrease in revenues of 14% in 2006 and an increase in revenues of 76% in 2005. Revenues include interest income of $181,984, $79,436, and $8,264, for 2006, 2005, and 2004, respectively, and other income of $325,289, $79,854, and $122,423, for 2006, 2005, and 2004, respectively. The figures in Chart A below, however, do not include interest income, other income, intersegment revenues, or proceeds from sales of real estate assets. If more than one segment is involved, revenues are reported by the segment that sells the product or service to an unaffiliated purchaser.
REVENUES FROM CONTINUING OPERATIONS
SUMMARY BY SEGMENT
CHART A
(Dollars in Thousands)

	Years Ended		Increase		Years Ended
	April 30,		(Decrease)		April 30,		Increase
	2006	2005	Amount	Percent	2005	2004	Amount	Percent

Energy and Facilities Solutions(1)	$3,744	$3,487	$257	7	$3,487	$2,962	$525	18
Energy Services(2)	7,868	9,588	(1,720)	(18)	9,588	2,602	6,986	NA
Real Estate(3)	6,571	8,397	(1,826)	(22)	8,397	6,631	1,766	27

Total	$18,183	$21,472	$(3,289)	(15)	$21,472	$12,195	$9,277	76

(1)	In the current year, fiscal 2006, Energy and Facilities Solutions revenues increased approximately $257,000 or 7%, compared to the same period in fiscal 2005, primarily due to:
a)	an increase in revenues related to energy engineering services of approximately $261,000; and

b)	an increase in revenues related to the installation of the Company’s new Web/wireless proprietary facility management software of approximately $96,000;

partially offset by:

c)	a net decrease in revenues from legacy proprietary software products of $66,000.
In the prior year, fiscal 2005, Energy and Facilities Solutions revenues increased approximately $525,000 or 18%, compared to the same period in fiscal 2004, primarily due to:
a)	an increase in revenues related to energy engineering services and proprietary Web/wireless software products of approximately $630,000 derived from contributions from the acquired businesses and assets of iTendant, Inc., and Building Performance Engineers, Inc., respectively, which were acquired in April 2004 and May 2004, respectively; and

b)	a net increase in revenues from existing proprietary software products of approximately $49,000;

partially offset by:

c)	a decrease in sales of computer hardware of approximately $154,000.
(2)	In the current year, fiscal 2006, Energy Services revenues decreased approximately $1,720,000 or 18%, compared to the same period in fiscal 2005, primarily due to:
a)	the revenues from one large contract in the education and government sector and one large contract in the retail sector being included in the prior year, fiscal 2005;

partially offset by:

b)	the recognition of approximately $660,000 in revenues in the first quarter of fiscal 2006 from a consulting services contract that was substantially performed in prior periods and did not have any current year associated costs and expenses (See Chart B).
The Energy Services Segment was formed in December 2003, and therefore, a comparison of the change in revenues between fiscal 2005 and 2004 would not be meaningful.

(3)	In the current year, fiscal 2006, Real Estate revenues from continuing operations decreased approximately $1,826,000 or 22%, compared to the same period in fiscal 2005, primarily due to:
a)	one-time revenues of $2,250,000 in prior year (fiscal 2005) from the sale of the Company’s former leaseback interest in a shopping center in Minneapolis, Minnesota, in September 2004; and

b)	an associated decrease in leaseback income of approximately $141,000 in the current year (fiscal 2006), related to the leaseback sale mentioned in (a) above;

partially offset by:

c)	one-time revenues of $425,000 from the sale of the Company’s former leaseback interest in a shopping center in Bayonet Point, Florida, in April 2006; and

d)	an increase in rental income in fiscal 2006 of approximately $179,000 related to increased occupancy.
In the prior year, fiscal 2005, Real Estate revenues from continuing operations increased approximately $1,766,000 or 27%, compared to the same period in fiscal 2004, primarily due to:
a)	one-time revenues of $2,250,000 from the sale of the Company’s former leaseback interest in a shopping center in Minneapolis, Minnesota, in September 2004. There were no leaseback sales in fiscal 2004;

partially offset by:

b)	an associated decrease in revenues of approximately $202,000 related to the leaseback sale mentioned in (a) above; and

c)	a decrease in revenues of approximately $128,000 related to another former leaseback that was assigned by the Company in October 2003 to the fee owner.
COST AND EXPENSES: APPLICABLE TO REVENUES
As a percentage of total segment revenues (See Chart A), the applicable total segment costs and expenses applicable to revenues (See Chart B) of $10,670,851 for fiscal 2006, $12,711,851 for fiscal 2005, and $7,720,445 for fiscal 2004, were 59%, 59%, and 63%, respectively. In reviewing Chart B, the reader should recognize that the volume of revenues generally will affect the amounts and percentages.
COSTS AND EXPENSES: APPLICABLE TO REVENUES FROM CONTINUING OPERATIONS
SUMMARY BY SEGMENT
CHART B
(Dollars in Thousands)

				Percent of
				Segment Revenues
				from Continuing
				Operations for Years
	Years Ended April 30,			Ended April 30,
	2006	2005	2004	2006	2005	2004

Energy and Facilities Solutions(1)	$2,031	$2,026	$1,630	54	58	55
Energy Services(2)	4,705	6,395	1,822	60	67	70
Real Estate(3)	3,935	4,290	4,269	60	51	64

Total	$10,671	$12,711	$7,721	59	59	63

(1)	In the current year, fiscal 2006, the percentage of costs and expenses applicable to revenues decreased, compared to the same period of fiscal 2005, primarily due to a better utilization of capacity in energy engineering services, and for all periods presented this improvement is a result of a change in the mix of services and products sold during the year.

(2)	In the current year, fiscal 2006, costs and expenses on a dollar basis decreased approximately $1,690,000 or 26%, compared to the same period of fiscal 2005, primarily the result of a corresponding decrease in revenues. On a percentage basis, costs and expenses decreased for fiscal 2006, compared to the same period of fiscal 2005, primarily due to:
a)	improved operational efficiencies on lighting installations; and

b)	the recognition of revenue from a consulting services contract in the first quarter of fiscal 2006, that had no current year costs and expenses.
The Energy Services Segment was formed in December 2003, and therefore, a comparison between fiscal 2005 and 2004 would not be meaningful.
(3)	In the current year, fiscal 2006, costs and expenses on a dollar basis from continuing operations decreased $355,000 or 8%, compared to the same period of fiscal 2005, primarily due to:
a)	the absence of lease costs of $115,000 in fiscal 2006 as the result of the sale of the Company’s former leaseback interest in a shopping center located in Minneapolis, Minnesota, in September 2004; and

b)	a decrease in depreciation expense of approximately $150,000 primarily related to one of the Company’s owned shopping centers which was fully depreciated as of fiscal 2006.
In the current year, fiscal 2006, costs and expenses as a percentage of revenues are higher, compared to fiscal 2005, primarily due to the absence of the one-time rental revenues of $2,250,000 that were included in fiscal 2005, as a result of the sale of the Company’s former leaseback interest in a shopping center in Minneapolis, Minnesota, in October 2004; the cost of the sale was $42,115.

PART II (continued)
The decrease in the percentage of costs and expenses applicable to Real Estate Segment’s revenues for fiscal 2005, compared to the same period of fiscal 2004, was primarily due to the one-time revenues of $2,250,000 that resulted from the sale of the Company’s former leaseback interest in the shopping center in Minneapolis, Minnesota; the cost of the sale was $42,115.
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
For fiscal years 2006, 2005, and 2004, selling, general and administrative (“SG&A”) expenses from continuing operations (see Chart C) were $8,689,500, $9,331,313, and $6,600,411, respectively. As a percentage of consolidated revenues from continuing operations, these expenses were 48%, 43%, and 54% in 2006, 2005, and 2004, respectively. In reviewing Chart C, the reader should recognize that the volume of revenues generally affects these amounts and percentages. The percentages in Chart C are based on expenses as they relate to segment revenues from continuing operations in Chart A, with the exception that Parent expenses and total expenses relate to consolidated revenues.
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES FROM CONTINUING OPERATIONS
SUMMARY BY SEGMENT
CHART C
(Dollars in Thousands)

				Percent of
				Segment Revenues
				from Continuing
				Operations for
				Years Ended
	Years Ended April 30,			April 30,
	2006	2005	2004	2006	2005	2004

Energy and Facilities Solutions(1)	$2,234	$2,194	$2,424	60	63	82
Energy Services(2)	2,183	2,221	788	28	23	30
Real Estate(3)	976	1,401	863	15	17	13
Parent(4)	3,297	3,516	2,526	18	16	21

Total	$8,690	$9,332	$6,601	48	43	54

(1)	In the prior year, fiscal 2005, compared to the same period in fiscal 2004, SG&A expenses on a dollar basis and percentage basis, decreased approximately $230,000 or 9%, primarily due to:
a)	a one-time expense of approximately $267,000 in fiscal 2004, related to a change in the estimated useful life of one of the Company’s proprietary facility management software applications;

b)	a decrease in rent expense of approximately $131,000 related to the Energy Facilities and Solutions Segment moving its main offices to the Company’s corporate headquarters;

partially offset by:

c)	an increase in bad debt expense related to one customer of approximately $50,000; and

d)	an increase in personnel and personnel related costs of approximately $43,000.
(2)	The Energy Services Segment was formed in December 2003, and therefore, a comparison between fiscal 2005 and 2004 would not be meaningful.

(3)	In the current year, fiscal 2006, SG&A expenses on a dollar and percentage basis were $425,000 or 30% lower, compared to the same period of fiscal 2005, primarily due to the legal costs and net settlement costs that were incurred in fiscal 2005, related to the conclusion of arbitration proceedings.

In the prior year, fiscal 2005, compared to the same period in fiscal 2004, SG&A expenses from continuing operations increased $538,000 or 62%, primarily due to:
a)	an increase in personnel and personnel related costs of $138,000; and

b)	an increase of $326,000 related to the legal fees and net settlement costs that resulted from the conclusion of an arbitration matter involving the Company’s former asset manager in December 2004.
(4)	In the current year, fiscal 2006, SG&A expenses on a dollar basis decreased $219,000 or 6%, compared to the same period in 2005, primarily due to lower incentive compensation tied to the achievement of Company-wide earnings and performance goals in fiscal 2006.

In the prior year, fiscal 2005, SG&A expenses were lower on a percentage basis, compared to the same period in 2004, primarily due to the increase in consolidated revenues. In the prior year, fiscal 2005, SG&A expenses on a dollar basis increased $990,000 or 39%, compared to the same period in 2004, primarily due to:
a)	an increase in incentive compensation of approximately $892,000 tied to the successful achievement of Company-wide earnings and performance goals;

b)	an increase in personnel and other personnel related costs of approximately $107,000;

c)	costs of approximately $222,000 that were previously incurred among the operating segments, but are now aggregated at the Parent as a result of the restructuring in fiscal 2005 of formerly separate accounting functions to a consolidated shared services accounting platform for all operating segments. The majority of these costs were previously expensed at the former Construction Segment; and

d)	an increase of approximately $94,000 in consulting fees related to the Sarbanes-Oxley Act of 2002; partially offset by:

e)	a decrease in legal and tax professional fees of approximately $111,000.
GROSS PROFIT MARGIN RECONCILIATION
Management believes that in evaluating the Company’s performance that gross profit margin is a commonly used financial analysis tool for measuring and comparing operating performance. However, in accordance with SFAS 144, the Company is required, among other things, to present the gains and losses from the disposition of certain income-producing real estate assets, the related operating results of those sales, and the operating results of its former Construction and Manufacturing Segments, as discontinued operations in the financial statements for all periods presented. Although net earnings is not affected, the Company has reclassified results that were previously included in continuing operations as discontinued operations for qualifying dispositions under SFAS 144 with regard to the current period and with regard to historical financial results. Because of SFAS 144, the Company’s financial statements do not reflect the increase in margins in the past seven years. This presentation makes it difficult to determine and evaluate the Company’s growth strategy of developing a portfolio of products and services with higher margins than its former Construction and Manufacturing Segments. Management uses this combined information in evaluating the performance and believes investors may find the information helpful for this purpose as well. The following information combines revenues and expenses, which are reflected on the statements of operations as discontinued operations to calculate gross profit margin.

	As	Discontinued
Revenues	Reported(1)	Operations	Combined

2006	$18,689,728	$6,053,459	$24,743,187
2005	21,631,570	13,041,952	34,673,522
2004	12,325,556	51,121,600	63,447,156
2003	10,523,063	77,601,457	88,124,520
2002	10,968,909	109,405,527	120,374,436
2001	154,606,987	299,847	154,906,834
2000	174,579,492	11,864,725	186,444,217
1999	172,201,090	12,567,350	184,768,440

	As	Discontinued
Costs and Expenses	Reported(1)	Operations	Combined

2006	$10,670,851	$4,873,975	$15,544,826
2005	12,711,851	8,087,656	20,799,507
2004	7,720,445	49,333,068	57,053,513
2003	6,340,798	72,532,887	78,873,685
2002	7,373,396	99,809,610	107,183,006
2001	139,075,402	—	139,075,402
2000	155,731,989	11,721,592	167,453,581
1999	157,525,283	13,588,788	171,114,071

	As	Discontinued
Gross Profit Margin	Reported(1)	Operations	Combined

2006	42.91%	19.48%	37.18%
2005	41 .23%	37.99%	40.01%
2004	37.36%	3.50%	10.08%
2003	39.74%	6.53%	10.50%
2002	32.78%	8.77%	10.96%
2001	10.05%	100.00%	10.22%
2000	10.80%	1.21%	10.19%
1999	8.52%	(8.13)%	7.39%

(1)	Fiscal years 2006-2002 are as reported in “ITEM 6. SELECTED FINANCIAL DATA” and fiscal years 2001-1999 are as reported in the Form 10-K for the year in which it was filed with the Securities and Exchange Commission.

PART II (continued)
INTEREST COSTS
Interest costs expensed of $1,589,144, $1,812,494, and $2,262,116, in fiscal years 2006, 2005, and 2004, respectively, are primarily related to mortgages on real estate. There was no capitalized interest in any of the years presented.
GAIN ON SALE OF REAL ESTATE HELD FOR SALE OR FUTURE DEVELOPMENT
Fiscal 2006
On April 28, 2006, the Company closed on the sale of a 7.1 acre tract of land in North Fort Myers, Florida, for a sales price of approximately $2.4 million, resulting in a pre-tax gain of approximately $1.2 million. After selling expenses, the sale generated cash proceeds of approximately $2.36 million.
On December 22, 2005, the Company closed on the sale of a 4.7 acre tract of land in Louisville, Kentucky, for a sales price of approximately $270,000, resulting in a pre-tax gain of approximately $184,000. After selling expenses, the sale generated cash proceeds of approximately $265,000.
On October 28, 2005, the Company closed on the sale of one of its former outlots located in North Fort Myers, Florida, for a sales price of $625,000, resulting in a pre-tax gain of approximately $296,000. After selling expenses, the sale generated proceeds of approximately $576,000, of which $450,000 was recorded as a note receivable, bearing interest at an annual rate of 7.25%, commencing on December 1, 2005, with interest only payments due monthly until the note matured on April 28, 2006. On May 12, 2006, the note receivable was paid in full.
On October 21, 2005, the Company closed on the sale of one of its former outlots located in North Fort Myers, Florida, for a sales price of approximately $529,000, resulting in a pre-tax gain of approximately $246,000. After selling expenses, the sale generated cash proceeds of approximately $490,000.
Fiscal 2005
On January 31, 2005, the Company closed on the sale of one of its former outlots located in North Fort Myers, Florida, for a sales price of $515,000, resulting in a pre-tax gain of approximately $191,000. After selling expenses, the sale generated net cash proceeds of approximately $468,000.
Fiscal 2004
There were no sales of real estate held for sale or future development in fiscal 2004.
DISCONTINUED OPERATIONS
Fiscal 2006
On January 30, 2006, the Company closed on the sale of its former medical office building in Douglasville, Georgia, which it had acquired in April 2004, for a sales price of $5.5 million, resulting in a pre-tax gain of approximately $1.38 million. After selling expenses and the repayment of the mortgage note payable, the sale generated proceeds of approximately $2.5 million. The Company provided short-term financing at closing for a portion of the transaction, and initially recorded a note receivable in the amount of $3.3 million, bearing interest at an annual rate of 5.5%, commencing on March 1, 2006, with interest only payments due monthly until paid at maturity on May 31, 2006. On April 12, 2006, the note was paid in full and the proceeds were assigned to and are being held by a qualified third party intermediary. The Company currently intends to use the net proceeds from this sale in a tax-deferred exchange to acquire an income producing property, which would qualify the sale for federal income tax deferral under Internal Revenue Code Section 1031.
Fiscal 2005
On April 18, 2005, the Company closed on the sale of its former shopping center located in Jackson, Michigan, for a sales price of $7.4 million, resulting in a pre-tax gain of approximately $4.1 million. After selling expenses, repayment of the mortgage note payable of approximately $2.4 million, and other associated costs, the sale generated net cash proceeds of approximately $4.78 million. At the time of the sale, the Company had intended to use the net proceeds from this sale to acquire an additional income-producing property, in order to qualify the sale for federal income tax deferral under the Internal Revenue Code Section 1031. Accordingly, at closing, the cash proceeds were placed with a qualified third party intermediary. In July 2005, the Company elected not to acquire a replacement income-producing property. The proceeds of $4.78 million were included in restricted cash at April 30, 2005, and subsequently in October 2005, the cash proceeds were transferred to the Company. The Company’s federal tax liability of approximately $1.5 million related to the sale was offset with the Company’s net operating loss carryforwards for tax purposes.
On February 9, 2005, the Company closed on the sale of its former shopping center located in Cincinnati, Ohio, for a sales price of $3.6 million, resulting in a pre-tax gain of approximately $850,000. After selling expenses, the sale generated net cash proceeds of $3.45 million. At the time of the sale, the Company had intended to use the net proceeds from this sale to acquire an additional income-producing property in order to qualify for Section 1031 federal income tax deferral. Accordingly, at closing, the cash proceeds were placed with a qualified third party intermediary; subsequently, however, the Company did not consummate an acquisition of a replacement income-producing property, and the proceeds of approximately $3.49 million were released to the Company in May 2005. The Company’s federal tax liability of approximately $1.5 million related to the sale was offset with the Company’s net operating loss carryforwards for tax purposes.
Fiscal 2004
On March 12, 2004, the Company closed on the sale of its former shopping center in North Fort Myers, Florida, for a sales price of $21.8 million, resulting in a pre-tax gain of approximately $4.0 million. After repayment of the loan secured by the shopping center (approximately $10.5 million) and other expenses, the sale generated net cash proceeds of approximately $10.6 million.
During fiscal 2004, the Company made the decision to discontinue its operations as a general contractor, and pursuant to this decision, all general contracting operating activities ceased.
As a result of these transactions, the Company’s financial statements have been prepared with the assets, liabilities, results of operations, cash flows, and the gains on the sales of these properties shown as discontinued operations for all periods presented.
LIQUIDITY AND CAPITAL RESOURCES
Working capital was $8,652,086 at April 30, 2006, compared to $10,450,202 at April 30, 2005, a decline of 17%.
Operating activities used cash of $2,132,811 primarily due for:
a)	an increase in note receivables of approximately $510,000 largely related to services performed on a consulting contract;

b)	cash payments of approximately $1,089,000 during fiscal 2006 related to the incentive compensation generated by the successful achievement of fiscal 2005 Company-wide earnings and performance goals in fiscal 2005; and

c)	current year losses from continuing operations of approximately $206,000.
Investing activities provided cash of approximately $7,764,094, primarily from:
a)	the release of approximately $8,272,000 in sales proceeds previously held in escrow for the intended purpose of purchasing replacement properties to qualify the sales as Internal Revenue Code Section 1031 federal tax deferred exchanges for the Company’s former shopping center located in Cincinnati, Ohio, which was sold in February 2005, and for the Company’s former shopping center located in Jackson, Michigan, which was sold in April 2005. The Company ultimately did not purchase replacement properties with these proceeds;

b)	total proceeds of approximately $3,246,000 from three sales (two outlots in October 2005 and one 7.1 acre tract of land in April 2006) all located in North Fort Myers, Florida, that were each sold at gains, and the sale of a 4.7 acre tract of land located in Louisville, Kentucky, that was sold at a gain in December 2005;

c)	the proceeds from the maturity of a held-to-maturity investment of $2,000,000;
partially offset by:

d)	the deposit with a qualified intermediary of cash proceeds of approximately $3,660,000 from sales of real estate in order to qualify the sales for federal income tax deferrals under the Internal Revenue Code Section 1031. In May 2006, the Company elected not to use a portion of these proceeds related to the sale of the Company’s former interest in a leaseback property located in Bayonet Point, Florida, to purchase an income-producing property, and as a result, approximately $419,000 in proceeds were released to the Company;

e)	additions to income-producing properties of approximately $724,000, primarily related to tenant and building improvements; and

f)	additions to intangibles of approximately $867,000, primarily related to the software development costs for one of the Company’s new proprietary software solutions.
Financing activities used cash of $1,631,530 for scheduled principal payments of mortgage notes and other long-term debt as well as for regular quarterly dividends.
Discontinued operations provided cash of $1,927,407, almost entirely from the sale of a professional medical office building in Douglasville, Georgia.
The Company anticipates that its existing cash balances, equity, proceeds from potential sales of real estate, cash flow provided by potential financing or refinancing of debt obligations, and cash flow generated from operations will, for the foreseeable future, provide adequate liquidity and financial flexibility for the Company to meet its needs for working capital, capital expenditures, and investment activities.

PART II (continued)
Secured Letter of Credit
In conjunction with terms of the mortgage on the office building, the Company is required to provide for potential future tenant improvement costs and lease commissions at that property through additional collateral, in the form of a letter of credit in the amount of $150,000 from July 17, 2002, through July 16, 2005, $300,000 from July 17, 2005, through July 16, 2008, and $450,000 from July 17, 2008, through August 1, 2012. The letter of credit is secured by a certificate of deposit, which is recorded on the accompanying consolidated balance sheet as of April 30, 2006, as restricted cash.
Repurchases of Common Stock
In March 2006, the Company’s Board of Directors authorized the repurchase of up to 50,000 shares of the Company’s common stock in the twelve-month period beginning March 6, 2006, and ending on March 5, 2007. Any such purchases, if made, could be made in the open market at prevailing prices or in privately negotiated transactions. The Company did not repurchase any of its shares in the period between May 1, 2005, and June 30, 2006.
Other Commitments and Contingencies
The Company’s other commitments are largely comprised of operating leases for its leaseback shopping centers, as described in “ITEM 2. PROPERTIES.” The Company has no long-term commitments to purchase building materials or other supplies.
Effective April 30, 2003, the Company terminated an employment agreement and entered into a new retirement agreement with a former officer and director of the Company. Beginning, May 1, 2003, the new agreement required the Company to make weekly payments that totaled approximately $87,000 through August 19, 2003, and then approximately $100,000 per year thereafter, for a term of four years ending on August 19, 2007. In addition, the Company continues to provide certain medical insurance benefits through the term of the retirement agreement. The new retirement agreement would terminate early in the event of the death of the retiree.
On June 28, 2006, the Company received a letter disputing a portion of the amounts the Company is owed in conjunction with a signed letter agreement and promissory note receivable. The Company believes that the terms of the note are unambiguous and intends to vigorously assert its claims. In the unlikely event the Company was unable to recover the full amount of the note, the Company could incur a pre-tax bad debt loss of up to $67,000 as a result.
CONTRACTUAL OBLIGATIONS
A summary of the Company’s contractual obligations at April 30, 2006, are as follows:

	Payments Due by Period
		Less Than			More Than
Contractual Obligations	Total	1 Year	1-3 Years	3-5 Years	5 Years

Mortgage notes payable(1)	$26,988,632	$2,394,470	$9,416,353	$2,952,080	$12,225,729
Operating leases(2)	3,431,490	832,776	1,284,650	818,026	496,038
Other long-term debt(3)	2,360,005	372,462	552,718	447,012	987,813
Long-term obligations	1 26,000	92,000	34,000	—	—

Total	$32,906,127	$3,691,708	$11,287,721	$4,217,118	$13,709,580

(1)	Regularly scheduled principal amortization and interest payments and final payments due upon maturity. In computing interest expense, the Company used the applicable contractual rate. All of the mortgage notes payable are fixed rate debt instruments. The Company’s liability for repayment of each of these mortgages is limited to its interest in the respective mortgaged properties by exculpatory provisions.

(2)	Future minimum rental payments on leaseback shopping centers and ground leases. The Company’s liability for payment under each of the leases is limited to its interest in the perspective leasebacks and ground leases.

(3)	In computing interest expense related to variable rate debt, a coupon rate of 9.25% (prime rate at April 30, 2006, plus 1.5%) was used for all periods, and for fixed rate debt, the applicable contractual rate was used for all periods.
EFFECTS OF INFLATION ON REVENUES AND OPERATING PROFITS
The effects of inflation upon the Company’s operating results are varied. Inflation in recent years has been modest and has had minimal effect on the Company.
The Energy and Facilities Solutions Segment generally has contracts that are renewed on an annual basis. At the time of renewal, contract fees may be increased, subject to customer approval. As inflation affects the Company’s costs, primarily labor, the Company could seek a price increase for its contracts in order to protect its profit margin.

The Energy Services Segment typically engages in contracts of short duration with fixed prices, which normally will minimize any erosion of its profit margin due to inflation. As inflation affects the Company’s costs, primarily labor and materials, the Company could seek a price increase for subsequent contracts to protect its profit margin.
In the Real Estate Segment, many of the anchor retail tenant leases are long-term (original terms over 20 years), with fixed rents, and some of the non-anchor retail leases have contingent rent provisions by which the Company may earn additional rent as a result of increases in tenants’ sales in excess of specified predetermined targets. In many cases, however, the contingent rent provisions permit the tenant to offset against contingent rents any portion of the tenant’s share of ad valorem taxes that is above a specified predetermined amount. If inflation were to rise, the tenant’s sales could increase, potentially generating contingent rent, but ad valorem taxes would probably increase as well, which, in turn, could cause a decrease in the contingent rents. Furthermore, the Company has certain repair obligations, and the costs of repairs generally increase with inflation.
Inflation causes interest rates to rise, which has a positive effect on investment income, but could have a negative effect on profit margins, because of the increased costs of contracts and the increase in interest expense for variable rate loans.
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
REVENUE RECOGNITION
The Energy and Facilities Solutions Segment derives its revenues primarily from three sources: (1) implementation, training, support and base service fees from customers accessing its on-demand facility management application; (2) sales of proprietary computer solutions and hardware; and (3) energy engineering and consulting services. Since the Company provides its proprietary facility management software applications as a service, the Company follows the provisions of Securities and Exchange Commission Staff Accounting Bulletin (“SAB”) 104, Revenue Recognition. The Company recognizes revenue when all of the following conditions are met: there is persuasive evidence of an arrangement; service has been provided to the customer; the collection of fees is probable; and the amount of fees to be paid by the customer is fixed and determinable. The Company’s sale arrangements do not include general rights of return. Revenues are recognized ratably over the contract terms beginning on the commencement date of each contract. Amounts that have been invoiced are recorded in accounts receivable and in revenue or deferred revenue, depending on whether or not the revenue recognition criteria have been met. Additionally, the Company defers such direct costs and amortizes those costs over the same time period as the revenue is recognized. Energy engineering and consulting services are accounted for separately and are recognized as the services are rendered in accordance with SAB 104. Sales of proprietary computer solutions and hardware are recognized when products are sold.
Energy Services Segment revenues are reported on the percentage-of-completion method, using costs incurred to date in relation to estimated total costs of the contracts to measure the stage of completion. Original contract prices are adjusted for change orders in the amounts that are reasonably estimated based on the Company’s historical experience. The cumulative effects of changes in estimated total contract costs and revenues (change orders) are recorded in the period in which the facts requiring such revisions become known, and are accounted for using the percentage-of-completion method. At the time it is determined that a contract is expected to result in a loss, the entire estimated loss is recorded.

PART II (continued)
The Company leases space in its income-producing properties to tenants and recognizes minimum base rentals as revenue on a straight-line basis over the lease term. The lease term usually begins when the tenant takes possession of or controls the physical use of the leased asset. Generally, this occurs on the lease commencement date. In determining what constitutes the leased asset, the Company evaluates whether the Company or the tenant is the owner of the improvements. If the Company is the owner of the improvements, then the leased asset is the finished space. In such instances, revenue recognition begins when the tenant takes possession of the finished space, typically when the improvements are substantially complete. If the Company concludes that the improvements belong to the tenant, then the leased asset is the unimproved space and any improvement allowances funded under the lease are treated as lease incentives that reduce the revenue recognized over the term of the lease. In these circumstances, the Company begins revenue recognition when the tenant takes possession of the unimproved space. The Company considers a number of different factors in order to evaluate who owns the improvements. These factors include (1) whether the lease stipulates how and on what an improvement allowance may be spent; (2) whether the tenant or the Company retains legal title to the improvements; (3) the uniqueness of the improvements; (4) the expected economic life of the improvements relative to the length of the lease; and (5) who constructs or directs the construction of the improvements. The determination of who owns the improvement is subject to significant judgment. In making the determination, the Company considers all of the above factors; however, no one factor is determinative in reaching a conclusion. Tenants may also be required to pay additional rental amounts as partial reimbursements for their share of property operating and common area expenses, real estate taxes, and insurance, which are recognized when earned. In addition, certain retail tenants are required to pay incremental rental amounts, which are contingent upon their store sales. These percentage rents are recognized only if and when earned.
Revenue from the sale of real estate is recognized when all of the following has occurred: (a) the property is transferred from the Company to the buyer; (b) the buyer’s initial and continuing investment is adequate to demonstrate a commitment to pay for the property; and (c) the buyer has assumed all future ownership risks of the property. Costs of sales related to real estate are based on the specific property sold. If a portion or unit of a development property is sold, a proportionate share of the total cost of the development is charged to cost of sales.
INCOME-PRODUCING PROPERTIES AND PROPERTY AND EQUIPMENT
Income-producing properties are stated at historical cost, and are depreciated for financial reporting purposes using the straight-line method over the estimated useful lives of the assets. Significant additions that extend asset lives are capitalized and are depreciated over their respective estimated useful lives. Normal maintenance and repair costs are expensed as incurred. Interest and other carrying costs related to real estate assets under active development are capitalized. Other costs of development and construction of real estate assets are also capitalized. Capitalization of interest and other carrying costs is discontinued when a project is substantially completed or if active development ceases. The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.
Property and equipment are recorded at historical cost, and are depreciated for financial reporting purposes using the straight-line method over the estimated useful lives of the respective assets.
VALUATION OF GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill and intangible assets with indefinite lives are reviewed for impairment on an annual basis or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset to the future net discounted cash flows expected to be generated by the asset. If an asset is determined to be impaired, the impairment to be recognized is determined by the amount by which the carrying amount of the asset exceeds the asset’s estimated fair value. Assets to be disposed of are reported at the lower of their carrying amount or estimated fair value less estimated costs to sell. The most significant assumptions in the impairment analysis are estimated future revenue growth, estimated future profit margins and discount rate. The Company estimates future revenue growth by utilizing several factors, which include revenue currently in backlog, commitments from long standing customers, targeted revenue from qualified prospects, and revenues expected to be generated from new sales or marketing initiatives. The discount rate is determined by an average cost of the Company’s equity and debt. The Company performed the annual impairment analysis of goodwill and indefinite lived intangible assets for the fiscal year ended April 30, 2006, on December 19, 2005, for the Energy Services Segment, and on April 30, 2006, for the Energy Facilities and Solutions Segment. Additionally, the Company performed a sensitivity analysis assuming the discount rate was 100 basis points higher and the growth rate was 30% lower than those used in the initial analysis. The analyses did not result in an impairment for fiscal 2006. As of April 30, 2006, the Company does not believe that any of its goodwill or other intangible assets are impaired.

INCOME TAXES
Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to be applied to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.
DISCONTINUED OPERATIONS
The Company adopted SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, effective in fiscal 2003, which requires, among other things, that the gains and losses from the disposition of certain income-producing real estate assets, and associated liabilities, operating results, and cash flows be reflected as discontinued operations in the financial statements for all periods presented. Although net earnings is not affected, the Company has reclassified results that were previously included in continuing operations as discontinued operations for qualifying dispositions under SFAS 144.
RECENT ACCOUNTING PRONOUNCEMENTS
In December 2004, the FASB issued Statement SFAS 123(R) which replaces SFAS 123, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board Opinion 25, Accounting for Stock Issued to Employees. SFAS 123(R) applies to all transactions involving the issuance by the Company of its own equity securities (stock, stock options, stock appreciation rights or other equity instruments) in exchange for goods or services, including employee services. SFAS 123(R) requires that all such equity awards to employees be expensed by the Company over any related vesting period. The Company adopted this standard using the modified prospective method. Under this method, the Company records compensation expense for all awards it has or will grant after the date it adopted the standard. In addition, as of the effective date, the Company is required to record compensation expense for any unvested portion of the previously granted awards that remain outstanding at the date of adoption. SFAS 123(R) became effective for the Company as of May 1, 2006. All outstanding stock options were vested as of May 1, 2006, and therefore, the adoption of this statement will not have an impact on the Company’s financial position or results of operations, excluding the effect of any future equity grants issued hereinafter.
CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION
Certain statements contained or incorporated by reference in this Annual Report on Form 10-K, including without limitation, statements containing the words “believes,” “anticipates,” “estimates,” “expects,” “plans,” and words of similar import, are forward-looking statements within the meaning of the federal securities laws. Such forward-looking statements involve known and unknown risks, uncertainties and other matters which may cause the actual past results, performance, or achievements of the Company to be materially different from any future results, performance, or uncertainties expressed or implied by such forward-looking statements.
The factors set forth in “ITEM 1A. RISK FACTORS” could cause actual results to differ materially from those predicted in the Company’s forward-looking statements. In addition, factors relating to general global, national, regional, and local economic conditions, including international political stability, national defense, homeland security, natural disasters, terrorism, employment levels, wage and salary levels, consumer confidence, availability of credit, taxation policies, the Sarbanes-Oxley Act, SEC reporting requirements, fees paid to vendors in order to remain in compliance with the Sarbanes-Oxley Act and SEC requirements, interest rates, capital spending, and inflation could positively or negatively impact the Company and its customers, suppliers, and sources of capital. Any significant negative impact from these factors could result in material adverse effects on the Company’s results of operations and financial condition.
The Company is also at risk for many other matters beyond its control, including, but not limited to: the possible impact, if any, on revenues due to the ultimate disposition of legal proceedings in which the Company may be involved; the potential loss of significant customers; the Company’s future ability to sell or refinance its real estate; the possibility of not achieving projected backlog revenues or not realizing earnings from such revenues; the cost and availability of insurance; the ability of the Company to attract and retain key personnel; weather conditions; changes in laws and regulations, including changes in accounting standards, generally accepted accounting principles, and regulatory requirements of the SEC and NASDAQ; overall vacancy rates in the markets where the Company leases retail and office space; overall capital spending trends in the economy; the timing and amount of earnings recognition related to the possible sale of real estate properties held for sale; delays in or cancellations of customers’ orders; inflation; the level and volatility of energy prices; the level and volatility of interest rates; the failure of a subcontractor to perform; and the deterioration in the financial stability of an anchor tenant, other significant customer, or subcontractor.

PART II (continued)
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company’s major market risk exposure arises from future changes in interest rates and the resulting potential impact on variable rate debt instruments. The Company at April 30, 2006, had variable rate debt of $930,000. In addition, the Company has interest rate risk associated with fixed rate debt. The Company’s objectives in interest rate risk management are to limit the potential negative impact of interest rates on earnings and cash flows and to lower overall borrowing costs. To achieve these objectives, the Company borrows at fixed rates when it believes it is in its best interests to do so, and may enter into derivative financial instruments, such as interest rate swaps and caps, in order to limit its exposure to interest rate fluctuations. The Company does not enter into derivative or interest rate transactions for speculative purposes. There were no derivative contracts in effect at April 30, 2006, or April 30, 2005.
The following table summarizes information related to the Company’s market risk sensitive debt instruments as of April 30, 2006:

	Expected Maturity Date
	Fiscal Year Ending April 30
	(Dollars in Thousands)
						There-		Estimated
	2007	2008	2009	2010	2011	after	Total	Fair Value

Fixed rate debt	$1,167	6,951	634	693	809	11,273	$21,527	$21,394

Average interest rate	7.3%	7.4%	7.9%	7.9%	7.8%	6.9%

Variable rate debt(1)	$—	—	—	—	—	930	$930	$930

(1)	Interest on variable rate debt is based on prime rate plus 1.5%.
The estimated fair value of the Company’s debt, as of April 30, 2006, is determined by a discounted cash flow analysis using current borrowing rates for debt with similar terms and remaining maturities. Such fair value is subject to future changes in interest rates. Generally, the fair value will increase as interest rates fall and decrease as interest rates rise.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders
Servidyne, Inc,:
We have audited the accompanying consolidated balance sheets of Servidyne, Inc. and subsidiaries (the “Company”) as of April 30, 2006 and 2005, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended April 30, 2006. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Servidyne, Inc. and subsidiaries as of April 30, 2006, and 2005, and the results of their operations and their cash flows for each of the three years in the period ended April 30, 2006, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule for 2006, 2005, and 2004 when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth herein.

Atlanta, Georgia
July 17, 2006

CONSOLIDATED BALANCE SHEETS

	April 30,
	2006	2005

ASSETS

CURRENT ASSETS:
Cash and cash equivalents (Note 3)	$7,329,805	$1,402,645
Restricted cash (Note 3)	718,594	8,272,399
Short-term investment	—	2,000,000
Receivables:
Trade accounts and notes, net of allowance for doubtful accounts of $11,061 in 2006, and $61,301 in 2005	889,798	589,977
Contracts, net of allowance for doubtful accounts of $0 in 2006, and $8,500 in 2005, including retained amounts of $171,303 in 2006, and $163,104 in 2005 (Note 5)	1,519,509	2,061,273
Assets of discontinued operations (Note 4)	—	142,981
Costs and earnings in excess of billings (Note 5)	286,824	312,781
Notes receivable (Note 15)	902,505	—
Deferred income taxes (Note 10)	622,927	552,953
Other (Note 2)	966,454	851,953

Total current assets	13,236,416	16,186,962

INCOME-PRODUCING PROPERTIES, net (Notes 6 and 8)	20,724,917	20,693,372
PROPERTY AND EQUIPMENT, net (Note 7)	843,204	836,227
RESTRICTED CASH (Note 3)	3,241,310	—
ASSETS OF DISCONTINUED OPERATIONS (Note 4)	—	4,174,138
OTHER ASSETS:
Real estate held for future development or sale	1,925,427	3,692,731
Intangible assets, net (Note 17)	3,109,376	2,794,558
Goodwill (Note 17)	5,458,717	5,458,717
Other (Note 2)	3,870,883	3,230,467

	$52,410,256	$57,067,172

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Trade and subcontractors payables, including retained amounts of $20,988 in 2006, and $13,903 in 2005	$705,647	$885,824
Accrued expenses	2,028,196	1,789,502
Accrued incentive compensation	471,619	1,089,369
Billings in excess of costs and earnings (Note 5)	211,676	526,512
Liabilities of discontinued operations (Note 4)	—	326,188
Current maturities of long-term debt	1,167,192	1,119,365

Total current liabilities	4,584,330	5,736,760

DEFERRED INCOME TAXES (Note 10)	3,710,599	3,460,151
LIABILITIES OF DISCONTINUED OPERATIONS (Note 4)	—	2,831,091
OTHER LIABILITIES	1,879,037	1,602,243
MORTGAGE NOTES PAYABLE, less current maturities (Note 8)	19,806,542	20,736,098
OTHER LONG-TERM DEBT, less current maturities (Note 9)	1,483,000	1,787,418

Total liabilities	31,463,508	36,153,761

COMMITMENTS AND CONTINGENCIES (Notes 8, 9, and 18)
SHAREHOLDERS’ EQUITY:
Common stock, $1 par value; 5,000,000 shares authorized; 3,695,336 issued and 3,532,180 outstanding at April 30, 2006, (including 335,203 shares issued on October 11, 2005, as a stock dividend) 3,357,601 issued and 3,209,113 outstanding at April 30, 2005	3,695,336	3,357,601
Additional paid-in capital	4,803,133	3,067,982
Deferred stock compensation	(4,420)	(14,162)
Retained earnings	13,227,076	15,186,932
Treasury stock (common shares) of 163,156 in 2006 (including 14,238 shares issued on October 11, 2005, as a stock dividend) and 148,488 in 2005	(774,377)	(684,942)

Total shareholders’ equity	20,946,748	20,913,411

	$52,410,256	$57,067,172

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended April 30,
	2006	2005	2004

REVENUES:
Energy and facilities solutions	$3,743,835	$3,486,980	$2,962,308
Energy services	7,867,644	9,587,875	2,602,025
Rental income	6,570,976	8,397,425	6,630,536
Interest	181,984	79,436	8,264
Other	325,289	79,854	122,423

	18,689,728	21,631,570	12,325,556

COSTS AND EXPENSES:
Energy and facilities solutions	2,030,787	2,026,179	1,629,687
Energy services	4,704,677	6,395,380	1,821,869
Rental property operating expenses, excluding interest	3,935,387	4,290,292	4,268,889

	10,670,851	12,711,851	7,720,445

Selling, general and administrative expenses	8,689,500	9,331,313	6,600,411
Loss on extinguishment of debt	—	218,071	—
Interest costs incurred	1,589,144	1,812,494	2,262,116

	20,949,495	24,073,729	16,582,972

GAINS ON SALE OF REAL ESTATE (Note 16), net of costs of sales of $1,895,697 in 2006, $324,379 in 2005, and $0 in 2004	1,928,290	190,621	—

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(331,477)	(2,251,538)	(4,257,416)

INCOME TAX BENEFIT (Note 10):
Current	46,505	—	—
Deferred	(172,467)	(862,964)	(1,499,602)

	(125,962)	(862,964)	(1,499,602)

LOSS FROM CONTINUING OPERATIONS	(205,515)	(1,388,574)	(2,757,814)

DISCONTINUED OPERATIONS (Note 4):
Loss from discontinued operations, adjusted for applicable income tax benefit of $77,397 in 2006, $212,026 in 2005, and $629,463 in 2004	(126,277)	(421,039)	(1,554,235)
Gains on sale of income-producing real estate, adjusted for applicable income tax expense of $525,600 in 2006, $1,977,390 in 2005, and $1,510,307 in 2004	857,558	3,609,971	2,461,923

EARNINGS FROM DISCONTINUED OPERATIONS	731,281	3,188,932	907,688

NET EARNINGS (LOSS)	$525,766	$1,800,358	$(1,850,126)

NET EARNINGS (LOSS) PER SHARE (Note 13):
From continuing operations — basic and diluted	$(.06)	$(.39)	$(.84)
From discontinued operations — basic and diluted	.21	.90	.28

Net earnings (loss) per share — basic and diluted	$.15	$.51	$(.56)

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

			Additional
	Common Stock		Paid-in	Deferred Stock	Retained	Treasury
	Shares	Amount	Capital	Compensation	Earnings	Stock	Total

BALANCES at April 30, 2003	3,060,239	$3,060,239	$2,153,505	$(16,598)	$16,734,753	$(673,947)	$21,257,952
Net loss	—	—	—	—	(1,850,126)	—	(1,850,126)
Common stock acquired	—	—	—	—	—	—	—
Common stock issued	267,389	267,389	810,369	(41,700)	—	—	1,036,058
Stock compensation expense	—	—	—	31,443	—	(5,836)	25,607
Cash dividends declared — $.14 per share (adjusted for stock dividend)	—	—	—	—	(471,964)	—	(471,964)

BALANCES at April 30, 2004	3,327,628	3,327,628	2,963,874	(26,855)	14,412,663	(679,783)	19,997,527

Net earnings	—	—	—	—	1,800,358	—	1,800,358
Common stock acquired	—	—	—	—	—	—	—
Common stock issued	29,973	29,973	104,108	(39,175)	—	—	94,906
Stock compensation expense	—	—	—	51,868	—	(5,159)	46,709
Cash dividends declared — $.29 per share (adjusted for stock dividend)	—	—	—	—	(1,026,089)	—	(1,026,089)

BALANCES at April 30, 2005	3,357,601	3,357,601	3,067,982	(14,162)	15,186,932	(684,942)	20,913,411

Net earnings	—	—	—	—	525,766	—	525,766
Common stock issued	1,800	1,800	6,660	(8,460)	—	—	—
Stock compensation expense	—	—	—	18,202	—	(1,871)	16,331
Stock option exercise	732	732	2,196	—	—	—	2,928
Cash dividends declared— $.14 per share (adjusted for stock dividend)	—	—	—	—	(511,688)	—	(511,688)
Stock dividend declared — 10% at market value on date declared	335,203	335,203	1,726,295	—	(1,973,934)	(87,564)	—

BALANCES at April 30, 2006	3,695,336	$3,695,336	$4,803,133	$(4,420)	$13,227,076	$(774,377)	$20,946,748

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended
	2006	2005	2004

Cash flows from operating activities:
Net earnings (loss)	$525,766	$1,800,358	$(1,850,126)
Earnings from discontinued operations, net of tax	(731,281)	(3,188,932)	(907,688)
Adjustments to reconcile net earnings (loss) to net cash (used in) provided by operating activities:
Gains on sale of real estate	(1,928,291)	(190,621)	—
Depreciation and amortization	1,376,378	1,622,494	1,739,225
Deferred tax expense (benefit)	180,474	853,058	(2,370,942)
(Recovery of) provision for doubtful accounts, net	(58,740)	21,289	15,893
Loss on disposal of property & equipment	17,232	—	—
Loss on early extinguishment of debt	—	218,071	—
Changes in assets and liabilities, net of effect of acquisitions:
Receivables, net	301,463	(959,098)	10,643
Notes receivable, net	(509,568)	—	—
Costs and earnings in excess of billings	25,957	201,138	(385,240)
Other current assets	(99,432)	(274,687)	(180,747)
Other assets	(199,394)	(462,495)	(306,145)
Trade and subcontractors payable	(182,750)	196,831	(111,593)
Accrued expenses	166,848	(271,005)	625,154
Accrued incentive compensation	(617,750)	1,089,369	—
Billings in excess of costs and earnings	(314,836)	428,073	(157,281)
Other liabilities	(84,887)	43,460	217,609

Net cash (used in) provided by operating activities	(2,132,811)	1,127,303	(3,661,238)

Cash flows from investing activities:
Proceeds from sale of real estate temporarily held in escrow	8,272,399	—	—
Deposit of cash proceeds from sale of real estate temporarily held in escrow	(3,659,904)	(8,272,399)	—
Proceeds from maturity of held-to-maturity investment	2,000,000	200,000	—
Purchase of held-to-maturity investments	(300,000)	—	(2,200,000)
Proceeds from sale of real estate held for future sale or development	3,245,595	515,000	—
Additions to real estate held for sale or future development	—	—	(17,686)
Additions to income-producing properties, net	(724,333)	(459,243)	(129,778)
Additions to property, equipment and other, net	(202,910)	(469,661)	(126,896)
Additions to intangible assets, net	(866,753)	(605,041)	(23,153)
Acquisition, net of cash acquired	—	(169,624)	(3,209,862)
Repayments received on notes receivable	—	—	66,147

Net cash provided by (used in) investing activities	7,764,094	(9,260,968)	(5,641,228)

Cash flows from financing activities:
Scheduled debt repayments	(1,122,770)	(913,762)	(896,666)
Mortgage principal payoff	—	(1,974,042)	—
Deferred loan costs paid	—	(50,000)	—
Cash dividends	(511,688)	(1,026,089)	(471,964)
Proceeds from exercise of stock options	2,928	—	—

Net cash used in financing activities	(1,631,530)	(3,963,893)	(1,368,630)

Cash flows from discontinued operations:
Operating activities	(546,526)	2,128,652	2,185,094
Investing activities	5,360,366	8,118,366	21,226,613
Financing activities	(2,886,433)	(3,126,494)	(11,518,571)

Net cash provided by discontinued operations	1,927,407	7,120,524	11,893,136

Net increase (decrease) in cash and cash equivalents	5,927,160	(4,977,034)	1,222,040
Cash and cash equivalents at beginning of period	1,402,645	6,379,679	5,157,639

Cash and cash equivalents at end of period	$7,329,805	$1,402,645	$6,379,679

Supplemental disclosure of noncash financing activities:
Issuance of common stock under 2000 Stock Award Plan	$8,460	$39,175	$41,700
Supplemental schedule of cash flow information:
Cash paid during the year for interest	$2,004,677	$1,996,986	$2,457,694
Cash paid (refunded) during the year for income taxes, net	$141,771	$58,488	$(186,094)

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2006, 2005, AND 2004
1. ORGANIZATION AND BUSINESS
Servidyne, Inc. (formerly “Abrams Industries, Inc.”) and subsidiaries (the “Company”) was organized under Delaware law in 1960. In 1984, the Company changed its state of incorporation from Delaware to Georgia. In July 2006, the Company changed its name to Servidyne, Inc. from Abrams Industries, Inc. The Company (i) provides energy engineering and analytical consulting services and develops, implements and supports facility management software applications; (ii) implements energy savings lighting programs and provides other energy services including facility related improvements that reduce energy and operating costs; and (iii) engages in real estate investment and development. The Company also formerly provided commercial construction services as a general contractor. The Company’s wholly-owned subsidiaries include Servidyne Systems, LLC, (the “Energy and Facilities Solutions Segment”); The Wheatstone Energy Group, LLC (the “Energy Services Segment”); and Abrams Properties, Inc. and subsidiaries, and AFC Real Estate, Inc. and its subsidiary (the “Real Estate Segment”).
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(A) PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION
The consolidated financial statements include the accounts of Servidyne, Inc., its wholly-owned subsidiaries, and its 80% investment in Abrams-Columbus Limited Partnership. All significant intercompany balances and transactions have been eliminated in consolidation.
The Company has made reclassifications related to certain income-producing properties that have been sold in accordance with the provisions of SFAS 144. Additionally, one immaterial outparcel sale that was previously classified in gross revenues from continuing operations in fiscal 2005, is now being presented as a net gain on sale of real estate on the accompanying consolidated statements of operations to conform with the current year presentation.
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
(C) REVENUE RECOGNITION
The Energy and Facilities Solutions Segment derives its revenues primarily from three sources: (1) implementation, training, support and base service fees from customers accessing its on-demand facility management application; (2) sales of proprietary computer solutions and hardware; and (3) energy engineering and consulting services. Since the Company provides its proprietary facility management software applications as a service, the Company follows the provisions of Securities and Exchange Commission Staff Accounting Bulletin (“SAB”) 104, Revenue Recognition. The Company recognizes revenue when all of the following conditions are met: there is persuasive evidence of an arrangement; service has been provided to the customer; the collection of fees is probable; and the amount of fees to be paid by the customer is fixed and determinable. The Company’s sale arrangements do not include general rights of return. Revenues are recognized ratably over the contract terms beginning on the commencement date of each contract. Amounts that have been invoiced are recorded in accounts receivable and in revenue or deferred revenue, depending on whether or not the revenue recognition criteria have been met. Additionally, the Company defers such direct costs and amortizes those costs over the same time period as the revenue is recognized. Energy engineering and consulting services are accounted for separately and are recognized as the services are rendered in accordance with SAB 104. Sales of proprietary computer solutions and hardware are recognized when products are sold.
Energy Services Segment revenues are reported on the percentage-of-completion method, using costs incurred to date in relation to estimated total costs of the contracts to measure the stage of completion. Original contract prices are adjusted for change orders in the amounts that are reasonably estimated based on the Company’s historical experience. The cumulative effects of changes in estimated total contract costs and revenues (change orders) are recorded in the period in which the facts requiring such revisions become known, and are accounted for using the percentage-of-completion method. At the time it is determined that a contract is expected to result in a loss, the entire estimated loss is recorded.
The Company leases space in its income-producing properties to tenants and recognizes minimum base rentals as revenue on a straight-line basis over the lease term. The lease term usually begins when the tenant takes possession of or controls the physical use of the leased asset. Generally, this occurs on the lease commencement date. In determining what constitutes the leased asset, the Company evaluates whether the Company or the tenant is the owner of the improvements. If the Company is the owner of the improvements, then the leased asset is the finished space. In such instances, revenue recognition begins when the tenant takes possession of the finished space, typically when the improvements are substantially complete. If the Company concludes that the improvements belong to the tenant, then the leased asset is the unimproved space and any improvement allowances funded under the lease are treated as lease incentives that reduce the revenue recognized over the term of the lease. In these circumstances, the Company begins revenue recognition when the tenant takes possession of the unimproved space. The Company considers a number of different factors in order to evaluate who owns the improvements. These factors include (1) whether the lease stipulates how and on what an improvement allowance may be spent; (2) whether the tenant or the Company retains legal title to the improvements; (3) the uniqueness of the improvements; (4) the expected economic life of the improvements relative to the length of the lease; and (5) who constructs or directs the construction of the improvements. The determination of who owns the improvement is subject to significant judgment. In making the determination, the Company considers all of the above factors; however, no one factor is determinative in reaching a conclusion. Tenants may also be required to pay additional rental amounts as partial reimbursements for their share of property operating and common area expenses, real estate taxes, and insurance, which are recognized when earned. In addition, certain retail tenants are required to pay incremental rental amounts, which are contingent upon their store sales. These percentage rents are recognized only if and when earned.
Revenue from the sale of real estate is recognized when all of the following has occurred: (a) the property is transferred from the Company to the buyer; (b) the buyer’s initial and continuing investment is adequate to demonstrate a commitment to pay for the property; and (c) the buyer has assumed all future ownership risks of the property. Costs of sales related to real estate are based on the specific property sold. If a portion or unit of a development property is sold, a proportionate share of the total cost of the development is charged to cost of sales.
(D) CASH AND CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS
Cash and cash equivalents include money market funds and other highly liquid financial instruments, but excludes restricted cash (current and long-term). The Company considers all highly liquid financial instruments with original maturities of three months or less to be cash equivalents. The Company considers financial instruments with original maturities of three months to one year to be short-term investments. The Company has classified all short-term investments as held to maturity.
(E) RESTRICTED CASH
Restricted cash includes funds that are temporarily held in escrow (current and long-term) resulting from proceeds of sales of real estate that the Company elects to be deposited into an escrow account with a qualified third-party intermediary in order to fund potential acquisitions of income-producing properties through a tax deferred Internal Revenue Code Section 1031 exchange. If the Company elects or is unable to complete such acquisitions, then the proceeds are distributed to the Company and thus converted to cash and cash equivalents. In addition, restricted cash also includes a short-term investment that is restricted in order to secure a letter of credit.
(F) INCOME-PRODUCING PROPERTIES AND PROPERTY AND EQUIPMENT
Income-producing properties are stated at historical cost, and are depreciated for financial reporting purposes using the straight-line method over the estimated useful lives of the assets. Significant additions that extend asset lives are capitalized and are depreciated over their respective estimated useful lives. Normal maintenance and repair costs are expensed as incurred. Interest and other carrying costs related to real estate assets under active development are capitalized. Other costs of development and construction of real estate assets are also capitalized. Capitalization of interest and other carrying costs is discontinued when a project is substantially completed or if active development ceases.
Property and equipment are recorded at historical cost, and are depreciated for financial reporting purposes using the straight-line method over the estimated useful lives of the respective assets.
(G) REAL ESTATE HELD FOR FUTURE DEVELOPMENT OR SALE
Real estate held for future development or sale is carried at the lower of historical cost or fair value less estimated costs to sell.
(H) DEFERRED LOAN COSTS
Costs incurred to obtain loans have been deferred and are being amortized over the terms of the related loans.
(I) IMPAIRMENT OF LONG-LIVED ASSETS AND ASSETS TO BE DISPOSED OF
The Company reviews its tong-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset to the future net undiscounted cash flows expected to be generated by the asset. If an asset is determined to be impaired, the impairment to be recognized is determined by the amount by

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
APRIL 30, 2006, 2005, AND 2004
which the carrying amount of the asset exceeds the asset’s fair value. Assets to be disposed of are reported at the lower of their carrying amounts or fair value less estimated costs to sell. As of April 30, 2006, the Company does not believe any of its long-lived assets are impaired.
(J) INCOME TAXES
Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to be applied to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.
(K) CAPITALIZED COMPUTER SOFTWARE
Software development is accounted for in accordance with Emerging Issues Task Force (“EITF”) 00-3 that sets forth the accounting of software in a Web hosting arrangement. As such, the Company follows the guidance set forth in Statement of Position (“SOP”) 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, in accounting for the development of its on-demand application services. SOP 98-1 requires that costs that are incurred in the preliminary project stage should be expensed as incurred. Costs that are incurred during the application development stage are capitalized and reported at the lower of unamortized cost or net realizable value. Capitalization ceases when the computer software development project is substantially complete, including testing of the computer software, and the software product is ready for its intended use. Capitalized costs are amortized based on current and future estimated revenue for each product with an annual minimum equal to the straight-line amortization over the remaining estimated economic life of the product.
(L) GOODWILL AND OTHER INTANGIBLE ASSETS
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
The Company tested goodwill and other intangibles assets, related to its Energy and Facilities Solutions Segment and its Energy Services Segment, with indefinite useful lives for impairment, as required by Statement of Financial Accounting Standard (“SFAS”) 142, Goodwill and Other Intangible Assets, issued by the Financial Accounting Standards Accounting Board (“FASB”), utilizing expected present value of estimated future cash flows. The analysis did not result in an impairment for fiscal 2006. As of April 30, 2006, the Company does not believe any of its goodwill or other intangible assets are impaired.
(M) DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
The Company accounts for derivative and hedging activities, if any, in accordance with SFAS 133, Accounting for Derivative Instruments and Hedging Activities, as amended. Under SFAS 133, derivative instruments are recognized in the balance sheet at fair value, and changes in the fair value of such instruments are recognized currently in earnings unless specific hedge accounting criteria are met. At April 30, 2006, and April 30, 2005, the Company had no derivative instruments.
(N) DISCONTINUED OPERATIONS
The Company adopted SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, effective if fiscal 2003, which requires, among other things, that the gains and losses from the disposition of certain income-producing real estate assets, and associated liabilities, operating results, and cash flows be reflected as discontinued operations in the financial statements for all periods presented. Although net earnings is not affected, the Company has reclassified results that were previously included in continuing operations as discontinued operations for qualifying dispositions under SFAS 144.

(0) OTHER CURRENT ASSETS
Other current assets consisted of the following as of April 30, 2006, and April 30, 2005:

	2006	2005

Inventory	$253,330	$313,813
Prepaid real estate taxes	207,858	170,999
Prepaid insurance	138,512	82,168
Deferred costs	123,273	—
Prepaid rent	78,624	106,997
Deposits	25,320	25,320
Prepaid consulting	25,000	25,000
Other	114,537	127,656

	$966,454	$851,953

(P) OTHER ASSETS
Other assets consisted of the following as of April 30, 2006, and April 30, 2005:

	2006	2005

Cash surrender value of life insurance	$1,605,863	$1,428,753
Deferred compensation plans	1,731,825	1,370,144
Straight-line rent	452,638	408,070
Notes receivable	80,563	23,500

	$3,870,889	$3,230,467

(Q) RECENT ACCOUNTING PRONOUNCEMENT
In December 2004, the FASB issued Statement SFAS 123(R) which replaces SFAS 123, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board Opinion 25, Accounting for Stock Issued to Employees. SFAS 123(R) applies to all transactions involving the issuance by the Company of its own equity securities (stock, stock options, stock appreciation rights or other equity instruments) in exchange for goods or services, including employee services. SFAS 123(R) requires that all such equity awards to employees be expensed by the Company over any related vesting period. The Company adopted this standard using the modified prospective method. Under this method, the Company records compensation expense for all awards it has or will grant after the date it adopted the standard. In addition, as of the effective date, the Company is required to record compensation expense for any unvested portion of the previously granted awards that remain outstanding at the date of adoption. SFAS 123(R) became effective for the Company as of May 1, 2006. All outstanding stock options were vested as of May 1, 2006, and therefore, the adoption of this statement will not have an impact on the Company’s financial position or results of operations, excluding the effect of any future equity grants issued hereinafter.
(R) STOCK COMPENSATION
For purposes of the pro forma disclosures required by SFAS 123, the Company has computed the value of all stock and stock option awards granted during fiscal 2006, 2005, and 2004, using the Black-Scholes option pricing model.
If the Company had accounted for its stock-based compensation awards in accordance with SFAS 123, results would have been as follows for the years ended April 30:

	2006	2005	2004

Net earnings (loss), as reported	$525,766	$1,800,358	$(1,850,126)
Add: Stock-based compensation	25,107	52,397	25,607
Deduct: Total stock-based compensation expense as determined under fair value based method for all awards, net of related tax effects	(113,999)	(161,600)	(178,084)
Add: Forfeitures, net of related tax effects	12,124	50,760	127,936

Pro forma net earnings (loss)	$448,998	$1,741,915	$(1,874,667)

Net earnings (loss) per share:
Basic and diluted — as reported	$0.15	$0.51	$(0.56)

Basic and diluted — pro forma	$0.13	$0.49	$(0.57)

The Company adjusted the stock options previously awarded for the 10% stock dividend declared and distributed during the quarter ended October 31, 2005 (See Note 13—“Net Earnings (Loss) Per Share”). All stock option amounts have been adjusted retroactively to increase the number of stock options outstanding, to account for the stock dividend for all periods presented.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
APRIL 30, 2006, 2005, AND 2004
A summary of the options activity for the fiscal years ended April 30, is as follows:

	2006		2005		2004
		Weighted		Weighted		Weighted
	Options to	Average	Options to	Average	Options to	Average
	Purchase	Exercise	Purchase	Exercise	Purchase	Exercise
	Shares	Price	Shares	Price	Shares	Price

Outstanding at beginning of year	788,169	$4.67	723,353	$4.56	816,077	$4.44
Granted	4,400	4.77	172,589	4.86	182,600	4.64
Forfeited	(34,373)	4.57	(107,773)	4.68	(275,324)	4.07
Exercised	(806)	3.64	—	—	—	—

Outstanding at end of year	757,390	4.68	788,169	4.67	723,353	4.56

Vested at end of year	757,390	$4.68	498,593	$4.61	281,153	$4.61

In April 2006, the Company accelerated the vesting of 39,050 outstanding stock options, which were the only unvested, outstanding stock options. Accordingly, at April 30, 2006, all outstanding stock options were fully vested. There was no additional compensation expense as a result, because at the time of vesting, none of the unvested, outstanding stock options were “in-the-money.”
As of April 30, 2006, 4,029 of the outstanding and vested stock options were “in-the-money” and exercisable. None of the vested stock options were “in-the-money” as of April 30, 2005, and April 30, 2004.
A summary of information about all stock options outstanding as of April 30, 2006, is as follows:

	Number of	Weighted Average
	Outstanding and	Remaining Contractual
Exercise Price	Exercisable Options	Life (Years)

$3.64	4,029	.05
$4.64	648,340	5.19
$4.77	4,400	9.15
$4.82	74,800	0.09
$5.45	25,821	8.14
The fair value for each option grant was estimated on the respective grant date using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2006	2005	2004

Expected life (years)	10	10	10
Dividend yield	3.70%	3.86%	4.01%
Expected stock price volatility	26%	26%	32%
Risk-free interest rate	4.52%	4.45%	4.51%
Using these assumptions, the weighted average fair value per share of options granted is $1.17, $0.99, and $0.92, for 2006, 2005, and 2004, respectively.
3. RESTRICTED CASH
Restricted cash includes funds that are temporarily held in escrow (current and long-term) resulting from proceeds of sales of real estate that the Company elects to be deposited into an escrow account with a qualified third-party intermediary in order to fund potential acquisitions of income-producing properties through a tax deferred Internal Revenue Code Section 1031 exchange. If the Company elects or is unable to complete such acquisitions, then the proceeds are distributed to the Company and thus converted to cash and cash equivalents. In addition, restricted cash also includes a short-term investment that is restricted in order to secure a letter of credit.

4. DISCONTINUED OPERATIONS
The Company is in the business of creating long-term value by periodically realizing gains through the sales of existing real estate assets, and then redeploying its capital by reinvesting the proceeds from such sales. SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, requires, among other things, that the operating results of certain income-producing assets, which have been sold, be included in discontinued operations in the statements of operations for all periods presented. The Company classifies an asset as a current asset held for sale when the asset is under a binding sales contract with minimal contingencies, and the buyer is materially at risk if the buyer fails to complete the transaction. However, in determining such classification, each potential transaction is evaluated based on its separate facts and circumstances. Pursuant to this standard, as of April 30, 2006, the Company had no current assets that were classified as held for disposition or sale.
Interest expense specifically related to mortgage debt on income-producing properties that have been sold is allocated to the results of discontinued operations in accordance with EITF 87-24, Allocation of Interest to Discontinued Operations. The Company has elected not to allocate to discontinued operations other consolidated interest that is not directly attributable to or related to other operations of the Company.
CONSTRUCTION SEGMENT
During its fiscal year ended April 30, 2004, the Company made the decision to discontinue its operations as a general contractor, and pursuant this decision, all general contracting operating activities ceased. The former Construction Segment is classified as a discontinued operation.
REAL ESTATE SALES OF INCOME-PRODUCING PROPERTIES
On January 30, 2006, the Company sold its former professional medical office building located in Douglasville, Georgia, which the Company had acquired in April 2004, and recognized a pre-tax gain on the sale of approximately $1.38 million. On April 18, 2005, the Company sold its former shopping center located in Jackson, Michigan, and recognized a pre-tax gain of approximately $4.1 million. On February 9, 2005, the Company sold its former shopping center located in Cincinnati, Ohio, and recognized a pretax gain of approximately $850,000. On March 12, 2004, the Company sold its former shopping center located in North Fort Myers, Florida, and recognized a pre-tax gain of approximately $4.0 million.
As a result of these transactions, the Company’s financial statements have been prepared with the assets, liabilities, results of operations, cash flows, and the gains from the sales reclassified as discontinued operations. All historical statements have been restated in accordance with SFAS 144. Summarized financial information for discontinued operations for the fiscal years ended April 30 is as follows:

	2006	2005	2004

REVENUES:
Construction	$40	$145,513	$25,502,080
Rental properties	553,419	1,896,439	3,819,520

Total revenues	553,459	2,041,952	29,321,600

COSTS AND EXPENSES:
Construction costs and expenses	150,411)	114,734	25,093,339
Rental property operating expenses, including depreciation	390,571	1,271,428	2,123,388
Real Estate interest expense and loan prepayment fees	319,983	1,117,462	675,182
Construction selling, general & administrative	96,990	171,393	3,613,389

Total costs and expenses	757,133	2,675,017	31,505,298

Operating loss from discontinued operations	(203,674)	(633,065)	(2,183,698)
Income tax benefit	(77,397)	(212,026)	(629,463)

Operating loss from discontinued operations, net of tax	(126,277)	(421 ,039)	(1,554,235)

Gains on sale of income-producing real estate	1,383,158	5,587,361	3,972,230
Income tax expense	525,600	1,977,390	1,510,307

Gains on sale of income-producing real estate, net of tax	857,558	3,609,971	2,461,923

Earnings from discontinued operations, net of tax	$731,281	$3,188,932	$907,688

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
APRIL 30, 2006, 2005, AND 2004

	Balances at
Assets of Discontinued Operations	April 30, 2006	April 30, 2005

Receivables	$—	$101,257
Other current assets	—	41,724
Income-producing properties	—	3,720,273
Intangible assets	—	369,714
Other assets	—	84,151

	$—	$4,317,119

	Balances at
Liabilities of Discontinued Operations	April 30, 2006	April 30, 2005

Trade and subcontractors payables	$—	$76,723
Accrued expenses	—
Current maturities of long-term debt	—	55,342
Mortgage notes payable	—	2,831,091

	$—	$3,157,279

5. CONTRACTS IN PROGRESS
Assets and liabilities that are related to contracts in progress, including contracts receivable, are included in current assets and current liabilities, as they will be liquidated in the normal course of contract completion, which is expected to occur within one year. Amounts billed and costs and earnings recognized on contracts in progress at April 30 were:

	2006	2005

Costs and earnings in excess of billings:
Accumulated costs and earnings	$1,377,857	$411,692
Amounts billed	1,091,033	98,911

	$286,824	$312,781

Billings in excess of costs and earnings:
Amounts billed	$2,837,690	$5,208,720
Accumulated costs and earnings	2,626,014	4,682,208

	$211,676	$526,512

6. INCOME-PRODUCING PROPERTIES
Income-producing properties and their estimated useful lives at April 30 were as follows:

	Estimated
	Useful Lives	2006	2005

Land	N/A	$6,347,719	$6,347,719
Buildings and improvements	7-39 years	24,604,506	24,089,130

		$30,952,225	$30,436,849
Less — accumulated depreciation and amortization		10,227,308	9,743,477

		$20,724,917	$20,693,372

Depreciation expense from continuing operations for the years ended April 30, 2006, 2005, and 2004, was $692,787, $817,124, and $838,204, respectively.
7. PROPERTY AND EQUIPMENT
The major components of property and equipment and their estimated useful lives at April 30 were as follows:

	Estimated
	Useful Lives	2006	2005

Building and tenant improvements	3-39 years	$490,804	$531,983
Furniture, Fixtures and Equipment	3-10 years	1,231,543	1,054,656
Vehicles	3-5 years	147,126	150,501

		$1,869,473	$1,737,140
Less — accumulated depreciation		1,026,269	900,913

		$843,204	$836,227

Depreciation expense from continuing operations for the years ended April 30, 2006, 2005, and 2004, was $176,967, $161,741, and $173,601, respectively.
8. MORTGAGE NOTES PAYABLE AND LEASES
As of April 30, 2006, the Company owned three shopping centers, one office building, an office park, and a former manufacturing and warehouse facility. Of the owned properties, all of the shopping centers and office properties were pledged as collateral on related mortgage notes payable. Exculpatory provisions of each of the mortgage notes limit the Company’s liability for repayment to its interest in the respective mortgaged properties.
As of April 30, 2006, Kmart was a tenant in two of the three Company-owned shopping centers. The owned shopping centers are leased to tenants for terms expiring on various dates from fiscal years 2007 to 2017, while leases on the office properties expire from fiscal years 2007 to 2013. The Company also leases four shopping centers under leaseback arrangements expiring on various dates between fiscal years 2008 to 2015. Each of the Company’s leases contains exculpatory provisions that limit the Company’s liability for payment to its interest in the respective leases. All of the leaseback shopping centers are subleased to the Kmart Corporation. The terms of the subleases either are the same as, or may be extended to correspond to, the leaseback periods.
All leases are operating leases. The owned shopping center leases typically require that the tenants make fixed rental payments over a five to 25 year period, and may provide for renewal options, and contingent rentals if the tenant’s sales volume in the leased space exceeds a predetermined amount. In most cases, the shopping center leases provide that the tenant bear its defined share of the cost of insurance, repairs, maintenance, and taxes.
Base rental revenues recognized from owned shopping centers and office properties in 2006, 2005, and 2004, were approximately $4,299,000, $4,151,000, and $4,254,000, respectively. Base rental revenues recognized from leaseback shopping centers in 2006, 2005, and 2004, were approximately $1,421,000, $1,574,000, and $1,904,000, respectively. In addition, the Company recognized one-time revenues from the sales of two of its leaseback interests of $425,000 in 2006, $2,250,000 in 2005, and $0 in 2004. Contingent rental revenues on all shopping centers in 2006, 2005, and 2004, were approximately $27,000, $54,000, and $138,000, respectively.
Approximate future minimum annual rental receipts from all rental properties are as follows:

Year Ending April 30,	Owned	Leaseback

2007	$4,145,000	$1,123,000
2008	3,544,000	1,017,000
2009	2,067,000	868,000
2010	1,716,000	743,000
2011	1,245,000	567,000
Thereafter	2,855,000	1,002,000

	$15,572,000	$5,320,000

The expected future minimum principal and interest payments on mortgage notes payable for the owned rental properties, and the approximate future minimum rentals expected to be paid on the leaseback centers, are as follows:

	Owned Rental Properties		Leaseback
	Mortgage Payments		Centers Rental
Year Ending April 30,	Principal	Interest	Payments

2007	$930,150	$1,464,320	$833,000
2008	6,672,627	1,249,943	682,000
2009	593,929	899,854	602,000
2010	608,140	852,886	449,000
2011	658,930	832,124	369,000
Thereafter	11,272,916	952,813	496,000

	$20,736,692	$6,251,940	$3,431,000

The mortgage notes payable are due at various dates between January 1, 2008, and August 1, 2012, and bear interest at rates ranging from 6.125% to 9.25%. At April 30, 2006, the weighted average rate for all outstanding debt was 7.2%, including other long-term debt and credit facilities (see Note 9—“Other Long-Term Debt”).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
APRIL 30, 2006, 2005, AND 2004
SECURED LETTER OF CREDIT
In conjunction with terms of the mortgage on the office building, the Company is required to provide for potential future tenant improvement costs and lease commissions at that property through additional collateral, in the form of a letter of credit in the amount of $150,000 from July 17, 2002, through July 16, 2005, $300,000 from July 17, 2005, through July 16, 2008, and $450,000 from July 17, 2008, through August 1, 2012. The letter of credit is secured by a certificate of deposit, which is recorded on the accompanying consolidated balance sheet as of April 30, 2006, as restricted cash.
DEBT RESTRUCTURING IN FISCAL 2005
In July 2004, the Company restructured the loan on the Company’s owned shopping center in Jacksonville, Florida. The Company paid the lender $1.5 million as payment in full of the Additional Interest Agreement, which was then terminated. The loan principal amount was reduced by $474,042. The restructured loan principal amount was $7.8 million; the loan bears interest at 6,125% and the loan principal amount is scheduled to be fully amortized at its maturity on July 1, 2029, although the loan may be called by the lender for early repayment any time after July 1, 2011, upon thirteen months’ prior notice.
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
9. OTHER LONG-TERM DEBT
Other long-term debt at April 30 was as follows:

	2006	2005

Note payable, net of discount ($70,000 at April 30, 2006), bearing interest at the prime rate plus 1.5% (9.25% at April 30, 2006); interest only payments due monthly; matures December 18, 2011; secured by all general assets of The Wheatstone Energy Group, LLC	$930,000	$1,000,000

Note payable bearing interest at 6.0%; interest due annually on January 31, and principal payments due in installments as defined in the agreement commencing on January 31, 2006; matures on January 31, 2008	387,000	516,000

Note payable bearing interest at 6.8%; interest due annually on December 31, beginning December 31, 2004, and principal payments due annually in installments as defined in the agreement commencing on December 19, 2008; matures on December 19, 2011	295,000	295,000

Note payable, net of discount ($4,875 at April 30, 2006), with an imputed interest rate of 6.0%; principal payments due in two installments on May 26, 2005, and May 26, 2006	74,625	144,750

Note payable, net of discount ($1,749 at April 30, 2006), with an imputed interest rate of 6.0%; principal payments due annually in installments as defined in the agreement, commencing on December 26, 2004; matures on December 26, 2006	33,417	61,668

Capital lease obligation; monthly payments of $3,578 through July 2005	—	10,557

Various notes payables with interest rates ranging from 8.3% to 10.75%; maturity dates ranging from September 2005 to November 2005	—	16,989

Total other long-term debt	1,720,042	2,044,964

Less current maturities	237,042	257,546

Total other long-term debt, less current maturities	$1,483,000	$1,787,418

The future minimum principal payments due on other long-term debt are as follows:

Fiscal Year Ending April 30,

2007	$237,042
2008	278,000
2009	40,000
2010	85,000
2011	150,000
Thereafter	930,000

Total	$1,720,042

10. INCOME TAXES
The benefit for income taxes from continuing operations consists of the following:

	Current	Deferred	Total

Year ended April 30, 2006
Federal	$46,505	$(152,578)	$(106,073)
State and local	—	(19,889)	(19,889)

	$46,505	$(172,467)	$(125,962)

Year ended April 30, 2005
Federal	$—	$(730,157)	$(730,157)
State and local	—	(132,807)	(132,807)

	$—	$(862,964)	$(862,964)

Year ended April 30, 2004
Federal	$—	$(1,262,823)	$(1,262,823)
State and local	—	(236,779)	(236,779)

	$—	$(1,499,602)	$(1,499,602)

Total income tax benefits from continuing operations recognized in the consolidated statements of operations differ from the amounts computed by applying the federal income tax rate of 34% to pretax loss, as a result of the following:

	2006	2005	2004

Computed “expected” tax benefit	$(112,702)	$(765,523)	$(1,447,521)
Decrease in income taxes resulting from:
State and local income taxes, net of federal income tax benefit	(13,260)	(90,062)	(170,297)
Valuation allowance	—	(46,667)	282,045
Other	—	39,288	(163,829)

	$(125,962)	$(862,964)	$(1,499,602)

The tax effect of the temporary differences that give rise to significant portions of the deferred income tax assets and deferred income tax liabilities, at April 30, is presented below:

	2006	2005

Deferred income tax assets:
Items not currently deductible for tax purposes:
Net operating loss carryforwards, federal and state(1)	$1,451,135	$2,335,982
Valuation allowance	(236,098)	(236,098)
Income producing properties and property and equipment, principally because of differences in depreciation and capitalized interest	842,202	893,838
Capitalized costs	86,881	96,003
Accrued directors’ fees	187,899	166,480
Bad debt reserve	32,592	62,889
Deferred compensation plan	467,184	439,286
Compensated absences	52,121	56,876
Other accrued expenses	425,981	460,279
Other	329,306	378,874

Gross deferred income tax assets	3,639,203	4,654,409

Deferred income tax liabilities:
Income producing properties and property and equipment, principally because of differences in depreciation and capitalized interest	944,959	778,165
Gain on real estate sales structured as tax-deferred like-kind exchanges	5,605,180	6,594,993
Other	176,736	188,449

Gross deferred income tax liability	$6,726,875	$7,561,607

Net deferred income tax liability	$3,087,672	$2,907,198

(1)	The federal net operating loss carryforwards expire in various years beginning after fiscal 2015. The majority of the state operating loss carryforwards expire in various years beginning after fiscal 2009.
Valuation allowance against deferred tax assets at April 30, 2006, and April 30, 2005, was $236,098. The valuation allowance reduces tax deferred tax assets to an amount that represents management’s best estimate of the amount of such deferred tax assets that more likely than not will be realized.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
APRIL 30, 2006, 2005, AND 2004
11. 401 (K) PLAN
The Company has a 401 (k) plan (the “Plan”), which covers the majority of its employees. Pursuant to the provisions of the Plan, eligible employees may elect to make salary deferral (before tax) contributions of up to 100% of their total compensation per plan year, not to exceed a specified maximum annual contribution as determined by the Internal Revenue Service. The Plan also includes provisions that authorize the Company to make discretionary contributions. Such contributions, if made, are allocated among all eligible employees as determined under the Plan. The trustee under the Plan invests the assets of each participant’s account, as directed by the participant. The Plan assets currently do not include any stock of the Company. Funded employer matching contributions to the Plan for 2006, 2005, and 2004, were approximately $63,000, $49,000, and $54,000, respectively. The net assets in the Plan, which is administered by an independent trustee, were approximately $5,875,000, $4,755,000, and $5,060,000, at April 30, 2006, 2005, and 2004, respectively. In conjunction with the acquisition of the assets of Servidyne Systems, Inc. in fiscal 2002, the Company assumed a 401 (k) plan (“the Servidyne Plan”), which covered substantially all employees of the Energy and Facilities Solutions Segment at that time. Under the provisions of the Servidyne Plan, participants could contribute up to 100% of their compensation per plan year, not to exceed a specified maximum contribution, as determined by the Internal Revenue Service. The Servidyne Plan was frozen as of January 1, 2003, and no more employee or employer contributions were permitted after that date. All employees of the Energy and Facilities Solutions Segment are eligible to participate in the Company’s deferred profit-sharing and 401 (k) plan, as described above.
12. SHAREHOLDERS’ EQUITY
In August 2000, the shareholders approved the 2000 Stock Award Plan (the “2000 Award Plan”). The 2000 Award Plan permits the grant of incentive and non-qualified stock options, non-restricted, restricted and performance stock awards, and stock appreciation rights to directors, employees, independent contractors, advisors, or consultants to the Company, as determined by the Compensation Committee of the Board of Directors. The term and vesting requirements for each award are determined by the Compensation Committee, but in no event may the term exceed ten years from the date of grant. Incentive Stock Options under the Award Plan provide for the purchase of the Company’s common stock at not less than fair market value on the date the option is issued. The total number of shares originally available for grant under the 2000 Award Plan was 1,100,000 shares (share amount adjusted for stock dividend). During fiscal 2006, 2005, and 2004, the Company granted restricted stock awards totaling 1,890 shares, 10,120 shares and 11,000 shares, respectively. The weighted average fair value of the restricted stock awards granted was $4.71, $4.54, and $4.17 in 2006, 2005, and 2004, respectively.
During fiscal years 2006, 2005, and 2004, forfeitures of restricted shares, which were not vested, totaled 430 shares, 1,200 shares, and 1,400 shares, respectively.
The Company recognizes compensation expense ratably over the vesting periods. Stock award compensation expense for the years ended April 30, 2006, April 30, 2005, and April 30, 2004, was $16,331, $46,709, and $25,607, respectively. As of April 30, 2006, after forfeitures during the year, there were 3,430 shares outstanding under restricted stock award grants that were not yet fully vested.
The Company issued 55,000 stock warrants (amount adjusted for stock dividend), with an exercise price of $4.64 (adjusted for stock dividend), to unrelated third parties in December 2003, of which none have been exercised as of April 30, 2006.
In March 2006, the Company’s Board of Directors authorized the repurchase of up to 50,000 shares of The Company’s Common Stock during the twelve-month period commencing on March 4, 2006, and ending on March 3, 2007. In February 2005, the Company’s Board of Directors authorized the repurchase of up to 50,000 shares of Common Stock during the ensuing twelve-month period. In March 2004, the Company’s Board of Directors authorized the repurchase of up to 200,000 shares of Common Stock during the ensuing twelve-month period. There were no shares repurchased during fiscal 2006, 2005, or 2004.
13. NET EARNINGS (LOSS) PER SHARE
Earnings per share are calculated in accordance with SFAS 128, Earnings Per Share, which requires dual presentation of basic and diluted earnings per share on the face of the income statement for all entities with complex capital structures. Basic and diluted weighted-average share differences result solely from dilutive common stock options and stock warrants. Basic earnings per share are computed by dividing net earnings by the weighted average shares outstanding during the reporting period. Dilutive potential common shares are calculated in accordance with the treasury stock method, which assumes that the proceeds from the exercise of all options would be used to repurchase common shares at the current market value. The number of shares remaining after the exercise proceeds were exhausted represents the potentially dilutive effect of the options. The dilutive number of common shares was 37,140 in fiscal 2006, 557 in fiscal 2005, and 0 in fiscal 2004. Since the Company had losses from continuing operations for all periods presented, all stock equivalents were antidilutive during these periods, and are therefore excluded from weighted average shares outstanding.
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
The following tables set forth the computations of basic and diluted net earnings (loss) per share:

	For the Year Ended April 30, 2006
	Earnings (Loss)	Shares	Per Share
	(Numerator)	(Denominator)	Amount

Basic EPS—loss from continuing operations	$(205,515)	3,531,089	$(0.06)
Basic EPS—earnings from discontinued operations	731,281	3,531,089	0.21
Effect of dilutive securities	—

Diluted EPS—net earnings	$525,766	3,531,089	$0.15

	For the Year Ended April 30, 2005
	Earnings (Loss)	Shares	Per Share
	(Numerator)	(Denominator)	Amount

Basic EPS—loss from continuing operations	$(1,388,574)	3,526,041	$(0.39)
Basic EPS—earnings from discontinued operations	3,188,932	3,526,041	0.90
Effect of dilutive securities	—	—	—

Diluted EPS—net earnings	$1,800,358	3,526,041	$0.51

	For the Year Ended April 30, 2004
	Earnings (Loss)	Shares	Per Share
	(Numerator)	(Denominator)	Amount

Basic EPS—loss from continuing operations	$(2,757,814)	3,292,137	$(0.84)
Basic EPS—earnings from discontinued operations	907,688	3,292,137	0.28
Effect of dilutive securities	—	—	—

Diluted EPS—net loss	$(1,850,126)	3,292,137	$(0.56)

14. OPERATING SEGMENTS
The Company had three operating segments at April 30, 2006: Energy and Facilities Solutions, Energy Services, and Real Estate. The Energy and Facilities Solutions Segment provides energy engineering services and facility management software applications to assist customers in optimizing facility performance and reducing building operating costs by lowering energy consumption, increasing work efficiency, extending equipment life and improving occupant satisfaction. The Company’s engineering and analytical consulting services include LEED® building certification; energy surveys and audits; design and specification services; MEP due diligence; energy savings programs; utility monitoring and analysis; ENERGY STAR® labeling and benchmarking; building commissioning; and energy simulations and modeling. The Company’s proprietary maintenance and service request software offerings include iTendant; WinSCORE®; SCORE®; Servidyne EnergyCheck®; Servidyne Checkmate®; and Servidyne Guest Services®. The primary geographic focus for the Energy and Facilities Solutions Segment is the continental United States, although it transacts business internationally as well. The Energy Services Segment provides turnkey implementation of energy saving lighting programs and other energy-related services that reduce energy consumption and operating costs to commercial, industrial, retail, government, education, and institutional facilities. The primary geographic focus for the Energy Services Segment is the continental United States. The Real Estate Segment is involved in the investment, development, and re-development of shopping centers and office properties in the Southeast and Midwest.
The operating segments have been managed separately and have maintained separate personnel, due to the differing services historically offered by each segment, except for a shared services accounting and information technology platform. Management of each of the segments has evaluated and monitored the performance of the respective segment primarily based on the earnings or losses consistent with the Company’s long-term strategic objectives. The significant accounting policies utilized by the operating segments are the same as those summarized in Note 2.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
APRIL 30, 2006, 2005, AND 2004
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
The Company derived revenues from direct transactions with customers aggregating more than 10% of consolidated revenues from continuing operations as follows:

	Fiscal	Fiscal	Fiscal
	2006	2005	2004

The Kmart Corporation	13%	21%	24%
Customer 2	NA	13	NA
Customer 3	NA	11	NA
Revenues from The Kmart Corporation were generated entirely from the Real Estate Segment and revenues from Customer 2 and 3 were generated entirely from the Energy Services Segment. Revenues from Customer 2 and 3 were less than 10% of consolidated revenues in 2006 and 2004.
Net earnings (loss) represent total revenues less operating expenses, including depreciation and interest expense, income taxes, and earnings from discontinued operations. Selling, general and administrative costs, and interest costs, deducted in the computation of net earnings (loss) of each segment, represent the actual costs incurred by each respective segment.
Segment assets are those that are used in the operations of each segment, including intersegment receivables due from other segments and assets from discontinued operations. The Parent Company’s assets are primarily its investments in subsidiaries, cash and cash equivalents, the cash surrender value of life insurance, receivables, and assets related to deferred compensation plans. Liquid assets attributable to the Company’s former Construction Segment’s discontinued operations are also included in the Parent Company’s assets in 2006, 2005, and 2004.

	Energy
	and Facilities	Energy	Real
	Solutions	Services(1)	Estate(2)	Parent	Eliminations	Consolidated

2006
Revenues from unaffiliated customers	$3,743,835	$7,867,644	$10,394,963	$—	$—	$22,006,442
Interest and other income	1,486	28,141	1,083,364	34,424	(640,142)	507,273
Intersegment revenue	—	—	517,197	—	(517,197)	—

Total revenues	$3,745,321	$7,895,785	$11,995,524	$34,424	$(1,157,339)	$22,513,715

Net earnings (loss)	$(562,801)	$326,149	$3,150,288	$(3,058,031)	$690,248	$545,853

Segment assets	$7,107,180	$6,850,033	$45,230,775	$28,987,785	$(35,765,517)	$52,410,256

Goodwill(3)	$2,286,901	$3,171,816	$—	$—	$—	$5,458,717

Interest expense(3)	$4,776	$81,512	$1,527,855	$615,343	$(640,142)	$1,589,144

Depreciation and amortization(3)	$349,612	$66,203	$875,362	$85,201	$—	$1,376,378

Capital expenditures(3)	$90,903	$44,381	$745,376	$46,583	$—	$927,243

	Energy and
	Facilities	Energy	Real
	Solutions	Services(1)	Estate(2)	Parent	Eliminations	Consolidated

2005
Revenues from unaffiliated customers	$3,486,980	$9,587,875	$8,912,425	$—	$—	$21,987,280
Interest and other income	—	17,615	350,064	29,781	(238,170)	159,290
Intersegment revenue	14,867	—	500,736	—	(515,603)	—

Total revenues	$3,501,847	$9,605,490	$9,763,225	$29,781	$(753,773)	$22,146,570

Net earnings (loss)	$(570,909)	$294,505	$4,030,540	$(2,832,509)	$963,847	$1,885,474

Segment assets	$4,825,361	$7,015,713	$45,976,925	$22,153,647	$(22,904,474)	$57,067,172

Goodwill(3)	$2,286,901	$3,171,816	$—	$—	$—	$5,458,717

Interest expense(3)	$8,222	$144,186	$1,680,119	$215,695	$(235,728)	$1,812,494

Depreciation and amortization(3)	$342,887	$127,138	$1,014,464	$138,080	$—	$1,622,569

Capital expenditures(3)	$76,984	$55,289	$459,243	$337,388	$—	$928,904

	Energy and
	Facilities	Energy	Real
	Solutions	Services(1)	Estate(2)	Parent	Eliminations	Consolidated

2004
Revenues from unaffiliated customers	$2,962,308	$2,602,025	$6,630,536	$—	$—	$12,194,869
Interest and other income	—	13,445	89,457	27,785	—	130,687
Intersegment revenue	13,600	32,044	470,008	3,076	(518,728)	—

Total revenues	$2,975,908	$2,647,514	$7,190,001	$30,861	$(518,728)	$12,325,556

Net earnings (loss)	$(677,062)	$(39,621)	$2,836,016	$(2,530,192)	$745,104	$334,245

Segment assets	$4,842,959	$5,746,891	$45,935,012	$27,401,519	$(22,050,362)	$61,876,019

Goodwill(3)	$1,963,248	$3,034,994	$—	$—	$—	$4,998,242

Interest expense(3)	$1,491	$44,750	$2,198,330	$17,545	$—	$2,262,116

Depreciation and amortization(3)	$497,179	$45,374	$1,049,482	$147,190	$—	$1,739,225

Capital expenditures(3)	$18,233	$9,282	$129,778	$99,381	$—	$256,674

(1)	The Energy Services Segment was formed in December 2003.

(2)	The Company is in the business of creating long-term value by periodically realizing gains through the sale of income-producing properties and the sale of real estate held for future development or sale and, therefore, the Real Estate Segment’s net earnings includes earnings from discontinued operations, pursuant to SFAS 144, that resulted from the sales of certain income-producing properties and the revenues and earnings in continuing operations that resulted from the gain on sale of other real estate assets.

(3)	Does not include amounts associated with discontinued operations.
The following is a reconciliation of Segment revenues shown in the table above to consolidated revenues on the statement of operations:

	For the Year Ended April 30,
	2006	2005	2004

Consolidated segment revenues	$22,513,715	$22,146,570	$12,325,556
Revenues on sale of real estate held for sale	(3,823,987)	(515,000)	—

Total consolidated revenues	$18,689,728	$21,631,570	$12,325,556

The following is a reconciliation of Segment net earnings shown in the table above to consolidated net earnings on the statement of operations:

	For the Year Ended April 30,
	2006	2005	2004

Consolidated Segment net earnings	$545,853	$1,885,474	$334,245
Discontinued Construction Segment net loss	(20,087)	(170,761)	(3,177,382)
Eliminations related to Construction Segment	—	85,645	993,011

Total consolidated net earnings (loss)	$525,766	$1,800,358	$(1,850,126)

15. ACQUISITIONS
Fiscal 2006
There were no acquisitions in fiscal 2006.
Fiscal 2005
On May 26, 2004, a wholly-owned subsidiary of the Company acquired the operating business and assets of Building Performance Engineers, Inc. (“BPE”) for a purchase price of $337,984, in order to expand the Company’s capabilities in energy efficiency engineering and design. The consideration consisted of 21,126 newly-issued shares of the Company’s Common Stock, with a fair value of $94,906 at the date of acquisition, a note payable in the amount of $136,500 (net of discount of $13,500), and cash of $106,578 (including direct acquisition expenses). The amount and type of consideration was determined by negotiation among the parties.
The goodwill has been assigned to the Energy and Facilities Solutions Segment. The acquired assets and the results of operations have been included in the Company’s financial statements since the date of acquisition.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
APRIL 30, 2006, 2005, AND 2004
Fiscal 2004
On April 16, 2004, a wholly-owned subsidiary of the Company, acquired substantially all of the assets and assumed certain liabilities of iTendant, Inc. (“iTen”) for a purchase price of approximately $1.3 million. The consideration consisted of 123,547 newly-issued shares of the Company’s Common Stock, with a fair value of $525,075, the payment of $500,000 cash, and the assumption of approximately $170,000 of iTen’s liabilities. Additional contingent consideration is provided for based on future operating goals and performance, which to date have not been met. Consideration was determined by negotiation among the parties. No additional consideration has been given as of April 30, 2006.
On April 5, 2005, Prestley Mill, LLC, a wholly-owned subsidiary of the Company, acquired a professional medical office building located in Douglasville, Georgia. The Company used available cash and assumed a mortgage note payable to purchase the asset for approximately $4.4 million, including the costs associated with completing the transaction. The Company subsequently sold this professional medical office building at a gain, in January 2006. (See Note 16—“Dispositions”).
On December 19, 2003, The Wheatstone Energy Group, LLC, an indirect wholly-owned subsidiary of the Company, acquired substantially all of the assets and assumed certain liabilities of The Wheatstone Energy Group, Inc. (“TWEG”), for a purchase price of approximately $4.9 million. The consideration consisted of 23,842 newly-issued shares of the Company’s Common Stock, with a fair value of $89,645, the payment of approximately $1.4 million to certain trade creditors of TWEG from available cash, and the assumption of approximately $2.9 million of TWEG’s liabilities. Also in connection with the transaction, the Company issued 110,000 newly-issued shares of the Company’s Common Stock, with a fair value of $424,380, and a warrant to purchase an additional 44,000 shares (adjusted for stock dividend) of the Company’s Common Stock at an exercise price of $4.64 per share (adjusted for stock dividend), with a fair value of approximately $36,800 determined using the Black-Scholes option pricing model, to one lender of TWEG. The amount and type of consideration was determined by negotiation among the parties.
The trademark and goodwill are not subject to amortization; however, the amount assigned to the trademark and goodwill is deductible for tax purposes. The goodwill has been assigned to the Energy Services Segment.
The following table summarizes the final estimated fair values of the assets acquired and liabilities assumed at the date of each acquisition for the fiscal years as follows:

	2005	2004
	BPE	ITEN	Prestley Mill	TWEG	Estimated Useful Life

Current assets	$—	$64,599	$—	$933,982
Property, furniture and equipment	8,727	22,560	—	253,493	Various (2–5 years)
Land	—	—	609,000	—	Indefinite
Building	—	—	2,555,975	—	39 years
Tenant improvements	—	—	725,592	—	Over life of lease
Lease costs	—	—	470,833	—	Over life of lease
Customer relationships	—	—	—	218,000	5 years
Trademarks	—	106,399	—	280,000	Indefinite
Non-compete agreements	16,222	7,247	—	3,000	2 years
Computer software	—	854,879	—	42,438	3–5 years
Goodwill	313,035	228,240	—	3,171,816	Indefinite

Total assets acquired	337,984	1,283,924	4,361,400	4,902,729

Current liabilities	—	174,136	—	1,032,404
Debt	—	—	2,941,469	1,890,000

Total liabilities assumed	—	174,136	2,941,469	2,922,404

Net assets acquired	$337,984	$1,109,788	$1,419,931	$1,980,325

The assets, liabilities, and results of operations have been included in the Company’s financial statements since the respective dates of each acquisition.
16. DISPOSITIONS
Fiscal 2006
On April 28, 2006, the Company closed on the sale of a 7.1 acre tract of land in North Fort Myers, Florida, for a sales price of $2.4 million, resulting in a pre-tax gain of approximately $1.2 million. After selling expenses, the sale generated cash proceeds of approximately $2.36 million. This sale is recorded in gains on sale of real estate on the accompanying consolidated statements of operations.

On April 13, 2006, the Company closed on the sale of its former leaseback interest in a shopping center located in Bayonet Point, Florida, for a sales price of $425,000, resulting in a pre-tax gain and net cash proceeds of approximately $415,000. The Company had intended to use the net proceeds from this sale to acquire an additional income-producing property, which would qualify the sale under Internal Revenue Code Section 1031 for federal income tax deferral, and had placed the proceeds with a qualified third party intermediary in connection therewith. In May 2006, the Company elected not to use the proceeds to purchase an additional income-producing property, and the proceeds were released to the Company. The sale is recorded in rental income on the accompanying consolidated statements of operations.
On January 30, 2006, the Company closed on the sale of its former medical office building in Douglasville, Georgia, which it had acquired in April 2004, for a sales price of $5.5 million, resulting in a pre-tax gain of approximately $1.38 million. After selling expenses and the repayment of the mortgage note payable, the sale generated proceeds of approximately $2.5 million. The Company provided short-term financing at closing for a portion of the transaction, and initially recorded a note receivable in the amount of $3.3 million, bearing interest at an annual rate of 5.5%, commencing on March 1, 2006, with interest only payments due monthly until paid at maturity on May 31, 2006. On April 12, 2006, the note was paid in full and the proceeds were assigned to and are being held by a qualified third party intermediary. The Company currently intends to use the net proceeds from this sale in a tax-deferred exchange to acquire an income producing property, which would qualify the sale for federal income tax deferral under Internal Revenue Code Section 1031. The sale is recorded in gain on sale of income-producing real estate in discontinued operations on the accompanying consolidated statements of operations.
On December 22, 2005, the Company closed on the sale of a 4.7 acre tract of land in Louisville, Kentucky, for a sales price of approximately $270,000, resulting in a pre-tax gain of approximately $185,000. After selling expenses, the sale generated cash proceeds of approximately $265,000. This sale is recorded in gains on sale of real estate on the accompanying consolidated statements of operations.
On October 28, 2005, the Company closed on the sale of one of its former outlots located in North Fort Myers, Florida, for a sales price of $625,000, resulting in a pre-tax gain of approximately $296,000. After selling expenses, the sale generated proceeds of approximately $576,000, of which $450,000 was recorded as a note receivable, bearing interest at an annual rate of 7.25%, commencing on December 1, 2005, with interest only payments due monthly until the note matured on April 28, 2006. On May 12, 2006, the note receivable was paid in full. This sale is recorded in gains on sale of real estate on the accompanying consolidated statements of operations.
On October 21, 2005, the Company closed on the sale of one of its former outlots located in North Fort Myers, Florida, for a sales price of approximately $529,000, resulting in a pre-tax gain of approximately $246,000. After selling expenses, the sale generated cash proceeds of approximately $490,000. This sale is recorded in gains on sale of real estate on the accompanying consolidated statements of operations.
Fiscal 2005
On April 18, 2005, the Company closed on the sale of its former shopping center located in Jackson, Michigan, for a sales price of $7.4 million, resulting in a pre-tax gain of approximately $4.1 million. After selling expenses, repayment of the mortgage note payable of approximately $2.4 million, and other associated costs, the sale generated net cash proceeds of approximately $4.78 million. At the time of the sale, the Company had intended to use the net proceeds from this sale to acquire an additional income-producing property, in order to qualify the sale for federal income tax deferral under the Internal Revenue Code Section 1031. Accordingly, at closing, the cash proceeds were placed with a qualified third party intermediary. In July 2005, the Company elected not to acquire a replacement income-producing property. The proceeds of $4.78 million were included in restricted cash at April 30, 2005, and subsequently in October 2005, the cash proceeds were transferred to the Company. This sale is recorded in gain on sale of income-producing real estate in discontinued operations on the accompanying consolidated statements of operations.
On February 9, 2005, the Company closed on the sale of its former shopping center located in Cincinnati, Ohio, for a sales price of $3.6 million, resulting in a pre-tax gain of approximately $850,000. After selling expenses, the sale generated net cash proceeds of $3.45 million. At the time of the sale, the Company had intended to use the net proceeds from this sale to acquire an additional income-producing property in order to qualify for Internal Revenue Code Section 1031 federal income tax deferral. Accordingly, at closing, the cash proceeds were placed with a qualified third party intermediary; subsequently, however, the Company did not consummate an acquisition of a replacement income-producing property, and the proceeds of approximately $3.49 million were released to the Company in May 2005. This sale is recorded in gain on sale of income-producing real estate in discontinued operations on the accompanying consolidated statements of operations.
On January 31, 2005, the Company closed on the sale of one of its former outlets located in North Fort Myers, Florida, for a sales price of $515,000, resulting in a pre-tax gain of approximately $191,000. After selling expenses, the sale generated net cash proceeds of approximately $468,000. This sale is recorded in gains on sale of real estate on the accompanying consolidated statements of operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
APRIL 30, 2006, 2005, AND 2004
On September 29, 2004, the Company closed on the sale of its former leaseback interest in a shopping center in Minneapolis, Minnesota, for a sales price of $2.25 million, resulting in a pre-tax gain of $2.2 million and net cash proceeds of approximately $2.2 million. The sale is recorded in rental income on the accompanying statements of operations.
Fiscal 2004
On March 12, 2004, the Company closed on the sale of its former shopping center in North Fort Myers, Florida, for a sales price of $21.8 million, resulting in a pre-tax gain of approximately $4.0 million. After repayment of the loan secured by the shopping center (approximately $10.5 million) and other expenses, the sale generated net cash proceeds of approximately $10.6 million. This sale is recorded in gain on sale of income-producing real estate in discontinued operations on the accompanying statements of operations.
17. GOODWILL AND OTHER INTANGIBLE ASSETS
The gross carrying amounts and accumulated amortization for all of the Company’s intangible assets are as follows:

	April 30, 2006
	Gross Carrying	Accumulated
Amortized intangible assets:	Amount	Amortization

Proprietary facility management software applications	$2,464,564	$867,130
Computer software	427,210	401,825
Real estate lease costs	1,150,800	709,327
Customer relationships	218,000	101,733
Deferred loan costs	751,547	546,441
Other	55,609	40,605

	$5,067,730	$2,667,061

Unamortized intangible assets:
Trademark	$708,707	$—

	April 30, 2005
	Gross Carrying	Accumulated
Amortized intangible assets:	Amount	Amortization

Proprietary facility management software applications	$1,698,896	$590,042
Computer software	409,197	364,127
Real estate lease costs	1,105,117	617,762
Customer relationships	218,000	58,133
Deferred loan costs	751,547	505,125
Other	55,609	17,326

	$4,238,366	$2,152,515

Unamortized intangible assets:
Trademark	$708,707	$—

Aggregate amortization expense for all amortized intangible assets

For the year ended April 30, 2006		$553,669
For the year ended April 30, 2005		561,029
For the year ended April 30, 2004		416,893

Estimated amortization expense for all amortized intangible assets for the fiscal years ended

April 30, 2007		$689,795
April 30, 2008		638,332
April 30, 2009		547,864
April 30, 2010		348,477
April 30, 2011		218,272
In fiscal 2004, the Company changed the estimated useful life of one of its proprietary facility management software applications, resulting in a charge to earnings of approximately $267,000. This expense is recorded in selling, general and administrative expenses in the accompanying statement of operations for the Energy and Facilities Solutions Segment for that fiscal year.

The Energy and Facilities Solutions Segment has capitalized $687,969, $403,995, and $9,212 for the development of proprietary facility management software in fiscal 2006, 2005, and 2004, respectively.
The changes in the carrying amount of goodwill are as follows:

Balance as of April 30, 2004	$4,998,242
Goodwill acquired and adjustments during the year	460,475

Balance as of April 30, 2005	5,458,717
Goodwill acquired and adjustments during the year	—

Balance as of April 30, 2006	$5,458,717

Goodwill increased $460,475 from April 30, 2004, to April 30, 2005, due to: (1) $313,035 from the acquisition of Building Performance Engineers, Inc. (see Note 14. “Acquisitions”); and (2) $147,440 in purchase price adjustments from prior acquisitions.
18. COMMITMENTS AND CONTINGENCIES
The Company is subject to various legal proceedings and claims that arise in the ordinary course of business. While the resolution of such matters cannot be predicted with certainty, the Company believes that the final outcome of such matters will not have a material adverse effect on the Company’s financial position or results of operations.
Effective April 30, 2003, the Company terminated an employment agreement and entered into a new retirement agreement with a former officer and director of the Company. Beginning May 1, 2003, the new agreement required the Company to pay a retirement benefit of approximately $87,000 through August 19, 2003, and approximately $100,000 per year thereafter for a term of four years ending on August 19, 2007. In addition, the Company continues to provide certain medical insurance benefits through the term of the retirement agreement. The new agreement would terminate early in the event of the death of the retiree.
On June 28, 2006, the Company received a letter disputing a portion of the amounts the Company is owed in conjunction with a signed letter agreement and promissory note receivable. The Company believes that the terms of the note are unambiguous and intends to vigorously assert its claims. In the unlikely event the Company was unable to recover the full amount of the note, the Company could incur a pre-tax bad debt loss of up to $67,000 as a result.
19. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
Quarterly financial information for the fiscal years ended April 30, 2006, and 2005 (dollars in thousands, except per share amounts):

	Fiscal Year Ended April 30, 2006
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Total revenues from continuing operations	$4,609	$4,651	$4,544	$4,886
Gross profit from continuing operations	2,146	1,880	1,885	2,107
Net earnings (loss)	(337)	(23)	494	392
Net earnings (loss) per share — basic and diluted	(0.10)	(0.01)	0.14	0.11

	Fiscal Year Ended April 30, 2005
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Total revenues from continuing operations	$4,472	$6,752	$4,761	$5,646
Gross profit from continuing operations	1,382	3,697	1,644	2,197
Net earnings (loss)	(1,105)	521	(248)	2,633
Net earnings (loss) per share — basic and diluted	(0.30)	0.15	(0.07)	0.75

20. SUBSEQUENT EVENTS
On July 14, 2006, Stewartsboro Crossing, LLC, a newly-formed wholly-owned subsidiary of the Company, acquired a shopping center located in Smyrna, Tennessee. The Company used the net cash proceeds from the sale of its former medical office building, which proceeds had been held in escrow by a qualified third party intermediary, as well as bank financing to purchase the asset for approximately $5.2 million, excluding the costs associated with completing the transaction, in order to qualify the sale and acquisition as a tax-free exchange under Internal Revenue Code Section 1031.
The Company has entered into a contract to sell the Company’s former manufacturing facility located in Atlanta, Georgia, at a gain. The asset is classified in real estate held for sale for future development or sale in the accompanying consolidated balance sheets. The contract specifies a closing date in fiscal 2007. The sale is subject to customary conditions, and there can be no assurance that the contract will close.

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION
April 30, 2006

				Costs
		Initial Cost to Company		Capitalized
			Building	Subsequent to
			and	Acquisition
Description	Encumbrances	Land	Improvements	Improvements

INCOME-PRODUCING PROPERTIES:
Kmart — Morton, IL	$1,924,688	$18,005	$2,767,764	$—
Kmart — Columbus, GA	757,908	11,710	2,356,920	10,078
Leaseback Shopping Center — Davenport, IA	—	—	2,150	193,261
Leaseback Shopping Center — Jacksonville, FL	—	—	42,151	—
Leaseback Shopping Center — Orange Park, FL	—	—	127,487	35,731
Office Building—Atlanta, GA	4,627,932	660,000	4,338,102	869,434
Office Park—Marietta, GA	5,879,678	1,750,000	6,417,275	1,345,610
Shopping Center — Jacksonville, FL	7,546,486	3,908,004	5,170,420	689,153

	20,736,692	6,347,719	21,222,269	3,143,267

REAL ESTATE HELD FOR FUTURE DEVELOPMENT OR SALE:
Land — Oakwood, GA	—	234,089	—	543,330
Land— North Ft. Myers	—	464,329	—	345,144
Land and Building — Atlanta, GA(4)	—	92,226	722,033	—

	—	790,644	722,033	888,474

	$20,736,692	$7,138,363	$21,944,302	$4,031,741

Reconciliations of total real estate carrying value and accumulated depreciation for the three years ended April 30, are as follows:

	Real Estate						Accumulated Depreciation
	2006		2005		2004		2006		2005		2004

BALANCE AT BEGINNING OF YEAR	$38,577,901		$45,509,783		$64,516,511		$10,471,525		$11,911,108		$15,784,645
ADDITIONS DURING YEAR
Real estate	724,334		621,296		4,940,289	(8)	—		—		—
Depreciation from continuing operations	—		—		—		692,787		817,124		838,204
Depreciation from discontinued operations	—		—		—		170,525		218,330		97,934
Transfers	—		—		—		—		—		—

	724,334		621,296		4,940,289		863,312		1,035,454		936,138

DEDUCTIONS DURING YEAR
Accumulated depreciation on properties sold or transferred	—		—		—		614,979	(6)	2,475,037	(7)	4,809,675	(9)
Carrying value of real estate sold, transferred, or retired	5,932,033	(6)	7,553,178	(7)	23,947,017	(9)	—		—		—

	5,932,033		7,553,178		23,947,017		614,979		2,475,037		4,809,675

BALANCE AT CLOSE OF YEAR	$33,370,202		$38,577,901		$45,509,783		$10,719,858		$10,471,525		$11,911,108

								Life on Which
Gross Amounts at Which Carried at Close of Year								Depreciation In
	Building			Net				Latest Earnings
	and	Capitalized		Accumulated	Date(s) of		Date	Statement Is
Land	Improvements	Interest	Total(1)	Depreciation	Construction		Acquired	Computed

$18,005	$2,767,764	$—	$2,785,769	$2,767,764	1980, 1992		—	25 years
11,710	2,366,998	238,970	2,617,678	2,605,495	1980, 1988		—	25 years
—	195,411	—	195,411	188,138	1995		—	7 years
—	42,151	—	42,151	22,761	1994		—	25 years
—	163,218	—	163,218	163,218	1995		—	7 years
660,000	5,207,536	—	5,867,536	1,518,690	1974, 1997	(2)	1997	39 years
1,750,000	7,762,885	—	9,512,885	1,993,808	1980, 1985	(3)	1997	39 years
3,908,004	5,859,573	—	9,767,577	967,434	1985	(3)	1999	39 years

6,347,719	24,365,536	238,970	30,952,225	10,227,308

777,419	—	16,644	794,063	—	—		1987	—
809,655	—	—	809,655	—	—		1993	—
92,226	722,033	—	814,259	492,550		(5)	1960, 1968	—

1,679,300	722,033	16,644	2,417,977	492,550

$8,027,019	$25,087,569	$255,614	$33,370,202	$10,719,858

NOTES:

(1)	The aggregated cost for land and building and improvements for federal income tax purposes at April 30, 2006, is $26,294,006.

(2)	Developed by others in 1974, redeveloped by the Company in 1997.

(3)	Developed by others.

(4)	Vacant; former manufacturing facility.

(5)	Original building constructed by others prior to 1960.

(6)	Primarily represents the sale of the professional medical office building in Douglasville, Georgia, three parcels in North Fort Myers, Florida, and one parcel in Louisville, Kentucky.

(7)	Primarily represents the sale of a shopping center in Cincinnati, Ohio and Jackson, Michigan.

(8)	Primarily represents the acquisition of the professional medical office building in Douglasville, Georgia.

(9)	Primarily represents the sale of a shopping center in North Fort Myers, Florida.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
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
There was no change in the Company’s internal control over financial reporting that occurred during the Company’s fourth fiscal quarter for its fiscal year ended April 30, 2006, which has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
None.
PART III
ITEMS 10-14
The information required by Part III of this Form 10-K will be included in the Company’s definitive proxy materials for its 2006 Annual Meeting of Shareholders, to be filed with Securities and Exchange Commission, under the headings “Election of Directors,” “Meetings and Committees of the Board of Directors,” “Nomination of Directors,” “Principal Holders of the Company’s Securities and Holdings by Executive Officers and Directors,” “Section 16A Beneficial Ownership Reporting Compliance,” “Compensation of Executive Officers,” “Equity Compensation Plan,” “Compensation of Directors,” “Information Concerning the Company’s Independent Auditors,” and “Corporate Governance and Communicating with the Board,” and is hereby incorporated herein by reference. Information related to Executive Officers of the Company is included in Item 1 of this report.
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
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
(A) The following documents are filed as part of this Annual Report on Form 10-K:
1. Financial Statements:
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets at April 30, 2006, and 2005
Consolidated Statements of Operations for the Years Ended April 30, 2006, 2005, and 2004
Consolidated Statements of Shareholders’ Equity for the Years Ended April 30, 2006, 2005, and 2004
Consolidated Statements of Cash Flows for the Years Ended April 30, 2006, 2005, and 2004
Notes to Consolidated Financial Statements
2. Financial Statement Schedules:
Schedule III—Real Estate and Accumulated Depreciation
3. Exhibits:
Exhibit No.
3a. Articles of Incorporation(1)
3b. Restated Bylaws(2), Amendments to Bylaws(5)
10a. Directors Deferred Compensation Plan(3)#
10b. Edward M. Abrams Split Dollar Life Insurance Agreements dated July 29, 1991(4)#
10d. 2000 Stock Award Plan(6)#
10f. Alan R. Abrams Split Dollar Life Insurance Agreement dated May 31, 2001(7)#
10g. J. Andrew Abrams Split Dollar Life Insurance Agreement dated May 31, 2001(7)#
10h. Edward M. Abrams Retirement Agreement dated July 22, 2003(8)#
10i. Summary Description of Annual Incentive Bonus Plan(9)#
10j. Form of Stock Appreciation Right Agreement#
21. List of the Company’s Subsidiaries
23a. Consent of Deloitte & Touche LLP
31.1 Certification of the CEO
31.2 Certification of the CFO
32.1 Section 906 Certification of the CEO
32.2 Section 906 Certification of the CFO

Explanation of Exhibits

(1)	This exhibit is incorporated by reference to the Company’s Form 10-K for the year ended April 30, 1985 (SEC File No. 0-10146).

(2)	This exhibit is incorporated by reference to the Company’s Form 10-K for the year ended April 30, 1997 (SEC File No. 0-10146).

(3)	This exhibit is incorporated by reference to the Company’s Form 10-K for the year ended April 30, 1991 (SEC File No. 0-10146).

(4)	This exhibit is incorporated by reference to the Company’s Form 10-K for the year ended April 30, 1993 (SEC File No. 0-10146).

(5)	This exhibit is incorporated by reference to the Company’s Form 10-K for the year ended April 30, 1998 (SEC File No. 0-10146).

(6)	This exhibit is incorporated by reference to the Company’s Form S-8 filed September 29, 2000 (SEC File No. 0-10146).

(7)	This exhibit is incorporated by reference to the Company’s Form 10-K for the year ended April 30, 2001 (SEC File No. 0-10146).

(8)	This exhibit is incorporated by reference to the Company’s Form 10-K for the year ended April 30, 2003 (SEC File No. 0-10146).

(9)	This exhibit is incorporated by reference to the Company’s Form 10-Q for the quarter ended October 31, 2005 (SEC File No. 0-10146).

#	Management compensatory plan or arrangement.
(B)	The Company hereby files as exhibits to this Annual Report on Form 10-K the exhibits set forth in Item 15(A)3 hereof.

(C)	The Company hereby files as financial statement schedules to this Annual Report on Form 10-K the financial statement schedules set forth in Item 15(A)2 hereof.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SERVIDYNE, INC.
Dated: July 26, 2006	By:	/s/ Alan R. Abrams
Alan R. Abrams
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: July 26, 2006	/s/ Alan R. Abrams
Alan R. Abrams
Chairman of the Board of Directors, Chief Executive Officer

Dated: July 26, 2006	/s/ J. Andrew Abrams
J. Andrew Abrams
Director

Dated: July 26, 2006	/s/ David L. Abrams
David L. Abrams
Director

Dated: July 26, 2006	/s/ Samuel E. Allen
Samuel E. Allen
Director

Dated: July 26, 2006	/s/ Gilbert L. Danielson
Gilbert L. Danielson
Director

Dated: July 26, 2006	/s/ Melinda S. Garrett
Melinda S. Garrett
Director

Dated: July 26, 2006	/s/ Robert T. McWhinney, Jr.
Robert T. McWhinney, Jr.
Director

Dated: July 26, 2006	/s/ Mark J. Thomas
Mark J. Thomas
Chief Financial Officer