Form 10-Q
period 2006-07-31
SERVIDYNE, INC.
filed 2006-09-14
CIK 1923

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
QUARTERLY REPORT

Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934
For the quarter ended July 31, 2006
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
Yes  ☐     No  ☑
The number of shares of $1.00 par value Common Stock of the Registrant outstanding as of August 31, 2006, was 3,532,070.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
SERVIDYNE, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	July 31, 2006	April 30, 2006
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$7,650,003	$7,329,805
Restricted cash	300,000	718,594
Receivables (Note 4)	1,994,680	2,420,368
Less: Allowance for doubtful accounts	(11,061)	(11,061)
Costs and earnings in excess of billings	446,505	286,824
Deferred income taxes	622,927	622,927
Note receivables	371,690	902,505
Other	1,225,365	966,454

Total current assets	12,600,109	13,236,416

INCOME-PRODUCING PROPERTIES, net	25,573,359	20,724,917
PROPERTY AND EQUIPMENT, net	837,501	843,204
RESTRICTED CASH	—	3,241,310
OTHER ASSETS:
Real estate held for future development or sale	1,960,084	1,925,427
Intangible assets, net (Note 8)	3,551,359	3,109,376
Goodwill (Note 8)	5,458,717	5,458,717
Other	3,782,251	3,870,889

	$53,763,380	$52,410,256

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Trade and subcontractors payables	$936,801	$705,647
Accrued expenses	2,216,655	2,028,196
Accrued incentive compensation	192,499	471,619
Billings in excess of costs and earnings	224,738	211,676
Current maturities of long-term debt	1,110,378	1,167,192

Total current liabilities	4,681,071	4,584,330

DEFERRED INCOME TAXES	3,372,563	3,710,599
OTHER LIABILITIES	1,794,855	1,879,037
MORTGAGE NOTES PAYABLE, less current maturities	22,164,522	19,806,542
OTHER LONG-TERM DEBT, less current maturities	1,475,500	1,483,000

Total liabilities	33,488,511	31,463,508

COMMITMENTS AND CONTINGENCIES (Note 10)

SHAREHOLDERS’ EQUITY:
Common stock, $1 par value; 5,000,000 shares authorized; 3,695,336 issued and 3,532,070 outstanding at July 31, 2006, 3,695,336 issued and 3,532,180 outstanding at April 30, 2006	3,695,336	3,695,336
Additional paid-in capital	4,805,486	4,803,133
Deferred stock compensation	—	(4,420)
Retained earnings	12,548,919	13,227,076
Treasury stock, common shares; 163,266 at July 31, 2006, and 163,156 at April 30, 2006	(774,872)	(774,377)

Total shareholders’ equity	20,274,869	20,946,748

	$53,763,380	$52,410,256

See accompanying notes to consolidated financial statements.

SERVIDYNE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	FIRST QUARTER ENDED
	JULY 31,
	2006	2005
REVENUES:
Building performance experts	$2,615,415	$3,019,258
Rental income	1,525,143	1,530,434

	4,140,558	4,549,692

Interest	93,657	46,193
Other	65,047	12,911

	4,299,262	4,608,796

COSTS AND EXPENSES:
Building performance experts	1,716,030	1,498,875
Rental property operating expenses, excluding interest	932,679	963,819

	2,648,709	2,462,694

Selling, general and administrative
Building performance experts	1,154,576	1,100,868
Real estate	206,704	263,580
Parent	772,317	899,552

	2,133,597	2,264,000

Interest costs incurred	405,888	372,664

	5,188,194	5,099,358

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(888,932)	(490,562)

INCOME TAX BENEFIT	(338,037)	(186,413)

LOSS FROM CONTINUING OPERATIONS	(550,895)	(304,149)

DISCONTINUED OPERATIONS:
Loss from discontinued operations, adjusted for applicable income tax benefit of $0 and $20,152, respectively	—	(32,877)

NET LOSS	$(550,895)	$(337,026)

NET LOSS PER SHARE — BASIC AND DILUTED:
From continuing operations	$(0.16)	$(0.09)
From discontinued operations	—	(.01)

NET LOSS PER SHARE — BASIC AND DILUTED	$(0.16)	$(0.10)

DIVIDENDS PER SHARE	$0.036	$0.180

WEIGHTED AVERAGE SHARES OUTSTANDING — BASIC AND DILUTED	3,532,100	3,530,443

See accompanying notes to consolidated financial statements.

SERVIDYNE, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(UNAUDITED)

			Additional	Deferred
	Common Stock		Paid-In	Stock	Retained	Treasury
	Shares	Amount	Capital	Compensation	Earnings	Stock	Total

BALANCES at April 30, 2004	3,327,628	$3,327,628	$2,963,874	$(26,855)	$14,412,663	$(679,783)	$19,997,527

Net earnings	—	—	—	—	1,800,358	—	1,800,358
Common stock issued	29,973	29,973	104,108	(39,175)	—		94,906
Stock compensation expense	—	—	—	51,868	—	(5,159)	46,709
Cash dividends declared — $.29 per share (adjusted for subsequent stock dividend)	—	—	—	—	(1,026,089)	—	(1,026,089)

BALANCES at April 30, 2005	3,357,601	3,357,601	3,067,982	(14,162)	15,186,932	(684,942)	20,913,411

Net earnings	—	—	—	—	525,766	—	525,766
Common stock issued	1,800	1,800	6,660	(8,460)	—		—
Stock compensation expense	—	—	—	18,202	—	(1,871)	16,331
Stock option exercise	732	732	2,196				2,928
Cash dividends declared — $.14 per share (adjusted for subsequent stock dividend)	—	—	—	—	(511,688)	—	(511,688)
Stock dividend declared — 10% at market value on date declared	335,203	335,203	1,726,295	—	(1,973,934)	(87,564)	—

BALANCES at April 30, 2006	3,695,336	3,695,336	4,803,133	(4,420)	13,227,076	(774,377)	20,946,748

Net loss	—	—	—	—	(550,895)	—	(550,895)
Stock compensation expense	—	—	2,353	4,420	—	(495)	6,278
Cash dividends declared — $.036 per share					(127,262)		(127,262)

BALANCES at July 31, 2006	3,695,336	$3,695,336	$4,805,486	$—	$12,548,919	$(774,872)	$20,274,869

See accompanying notes to consolidated financial statements.

SERVIDYNE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	FIRST QUARTER ENDED
	JULY 31,
	2006	2005
CONTINUING OPERATIONS:
Cash flows from operating activities:
Net loss	$(550,895)	$(337,026)
Loss from discontinued operations, net of tax	—	32,877
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	376,374	300,663
Deferred tax benefit	(338,037)	(208,182)
Recovery of doubtful accounts, net	—	(53,041)
Stock compensation expense	6,278	—
Changes in assets and liabilities:
Receivables	305,708	670,148
Costs and earnings in excess of billings	(159,681)	183,216
Note receivables	530,815	(425,870)
Other current assets	(258,911)	(217,602)
Other assets	—	(498,507)
Trade and subcontractors payable	231,154	(295,993)
Accrued expenses	152,442	231,765
Accrued incentive compensation	(279,120)	(533,043)
Billings in excess of costs and earnings	13,062	(306,867)
Other liabilities	4,457	135,148

Net cash provided by (used in) operating activities	33,646	(1,322,314)

Cash flows from investing activities:
Release of restricted cash held in escrow	418,594	3,489,647
Additions to income-producing properties, net	(98,352)	(311,373)
Additions to property and equipment, net	(42,543)	(99,820)
Additions to intangible assets, net	(219,755)	(214,143)
Additions to real estate held for sale or future development	(34,657)	—
Acquisition, net of cash released from escrow	(1,870,447)	—

Net cash (used in ) provided by investing activities	(1,847,160)	2,864,311

Cash flows from financing activities:
Debt proceeds	2,600,000	—
Debt repayments	(299,872)	(298,689)
Deferred loan costs paid	(39,154)	—
Cash dividends	(127,262)	(129,012)

Net cash provided by (used in) financing activities	2,133,712	(427,701)

DISCONTINUED OPERATIONS:
Operating activities	—	39,457
Investing activities	—	—
Financing activities	—	(13,412)

Net cash provided by discontinued operations	—	26,045

Net increase in cash and cash equivalents	320,198	1,140,341
Cash and cash equivalents at beginning of period	7,329,805	1,402,645

Cash and cash equivalents at end of period	$7,650,003	$2,542,986

Supplemental disclosure of noncash financing activities:
Issuance of common stock under Stock Award Plan	$—	$4,455
See accompanying notes to consolidated financial statements.

SERVIDYNE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2006, AND APRIL 30, 2006
(UNAUDITED)
NOTE 1. ORGANIZATION AND BUSINESS
Servidyne, Inc. (formerly “Abrams Industries, Inc., together with its subsidiaries, the “Company”) was organized under Delaware law in 1960. In 1984, the Company changed its state of incorporation from Delaware to Georgia. The Company (i) provides building performance expert services to owners and operators of commercial real estate; and (ii) engages in commercial real estate investment and development.
The Company previously reported on three segments: Energy Facilities and Solutions, Energy Services, and Real Estate. Recently, the Company has combined the operations of the Energy Facilities and Solutions and Energy Services Segment into one integrated segment, Building Performance Experts. This segment provides comprehensive energy, infrastructure and productivity services to owners and operators of commercial real estate.
NOTE 2. UNAUDITED STATEMENTS
The accompanying unaudited consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to such rules and regulations, although management believes that the accompanying disclosures are adequate to make the information presented not misleading. In the opinion of management, the accompanying financial statements contain all adjustments, consisting of normal recurring accruals, that are necessary for a fair statement of the results for the interim periods presented. These financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended April 30, 2006. Results of operations for interim periods are not necessarily indicative of annual results.
NOTE 3. SIGNIFICANT ACCOUNTING POLICIES
On May 1, 2006, the Company adopted, Statement of Financial Accounting Standard (“SFAS”) 123(R), Share-Based Payment (revised 2004). SFAS 123(R) requires that all equity awards to employees be expensed by the Company over any requisite service period. The Company adopted this standard using the modified prospective method. Under this method, the Company records compensation expense for all awards it granted after the date it adopted the standard. In addition, as of the effective date, the Company is required to record compensation expense for any unvested portion of the previously granted awards that remain outstanding at the date of adoption. The adoption of SFAS 123(R) did not have an impact on the Company’s financial position or results of operations as there were no unvested equity awards that required an accounting change as of May 1, 2006.
Prior to the adoption of SFAS 123(R), the Company accounted for equity-based compensation under the provisions and related interpretations of Accounting Principles Board (“APB”) 25, Accounting for Stock Issued to Employees. Accordingly, the Company was not required to record compensation expense when stock options were granted to employees as long as the exercise price was no less than the fair value of the stock at the grant date. Under SFAS 123, Accounting for Stock-Based Compensation, as

amended by SFAS 148, Accounting for Stock-Based Compensation – Transition and Disclosure, the Company continued to follow the guidance of APB 25, but provided pro forma disclosures of net loss and loss per share as if the Company had adopted the provisions of SFAS 123. The Company computed the value of all stock option awards granted for the quarter ended July 31, 2005, using the Black-Scholes option pricing model. If the Company had accounted for its stock-based compensation awards in accordance with SFAS 123, pro forma results for the quarter ended July 31, 2005, would have been as follows:

First Quarter
Ended July 31,
2005
Net loss, as reported	$(337,026)
Add: Stock-based compensation	7,970
Deduct: Total stock-based compensation expense as determined under fair value based method for all awards, net of related tax effects	(29,209)
Add: Forfeitures, net of related tax effects	2,586
Pro forma net loss	$(355,679)

Net loss per share:
Basic and diluted — as reported	$(0.10)

Basic and diluted — pro forma	$(0.10)

As of July 31, 2006, the Company had three outstanding types of equity-based incentive compensation instruments in effect with employees, non-employee directors and outside consultants: stock options, stock appreciation rights and restricted stock.
Stock Options
A summary of the options activity for the three months ended July 31, 2006, is as follows:

		Weighted
	Options to	Average
	Purchase	Exercise
	Shares	Price
Outstanding at April 30, 2006	757,390	$4.68
Granted	—	—
Exercised	—	—
Forfeited	(83,229)	4.59
Outstanding at July 31, 2006	674,161	$4.69

Vested at July 31, 2006	674,161	$4.69

None of the stock options were “in-the-money” or exercisable as of July 31, 2006.

A summary of information about all stock options outstanding as of July 31, 2006, is as follows:

	Number of	Weighted Average
Exercise	Outstanding and	Remaining Contractual
Price	Exercisable Options	Life (Years)
$4.64	569,140	5.64
$4.77	4,400	8.89
$4.82	74,800	8.65
$5.45	25,821	7.88
Stock Appreciation Rights
The Company awarded 312,000 stock appreciation rights (“SARs”) in the three months ended July 31, 2006. The Company had not previously awarded SARs. The SARs vest over a five-year period in which 30% of the SARs vest in year three, 30% in year four and 40% in year five with an early vesting provision that will 100% vest if the stock price reaches at or above $20/share for ten consecutive business days. These awards have been accounted for as equity awards under SFAS 123(R) because they are payable only in shares of common stock. The Company has computed the value of the SARs granted using the Black-Scholes option pricing model. The Company’s net loss for the three months ended July 31, 2006, includes $5,291 of equity-based compensation expense and $2,011 of related income tax benefits. All of this expense was included in selling, general and administrative expenses in the consolidated statement of operations. The number of SARs forfeited in the three months ended July 31, 2006, was 4,500. The SARs granted had the following assumptions and fair value:

Three Months
Ended
July 31, 2006
Expected life (years)	5
Dividend yield	2.99%
Expected stock price volatility	36.17%
Risk free interest rate	5.11%
Fair value of SARs granted	$4.14
Shares of Restricted Stock
Periodically, the Company has awarded shares of restricted stock to employees. The awards were previously accounted for under APB No. 25, recorded at fair market value on the date of grant as deferred compensation expense, and compensation expense was recognized over the vesting period on a straight-line basis, net of forfeitures. Upon adoption of SFAS 123(R), $4,420 of deferred compensation expense related to the Company’s shares of restricted stock was reclassified to additional paid in capital. As of July 31, 2006, there was $2,938 of total unrecognized compensation cost related to shares of restricted stock which will be recognized over a weighted average period of nine months. In the three months ended July 31, 2006, and July 31, 2005, equity-based compensation expense related to the vesting of shares of restricted stock was $987 and $7,239, respectively. The following table summarizes restricted stock activity for the three months ended July 31, 2006:

	Number of	Weighted
	Restricted	Weighted Average
	Shares of	Grant Date
	Stock	Fair Value
Non-vested restricted stock at April 30, 2006	1,670	$4.68
Granted	—	—
Vested	(660)	4.95
Forfeited	(110)	4.95

Non-vested restricted stock at July 31, 2006	900	$4.45

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
Real Estate Sales of Income-Producing Properties
The Company is in the business of creating long-term value by periodically realizing gains through the sale of existing real estate assets, and then redeploying its capital by reinvesting the proceeds from such sales. Effective as of fiscal 2003, the Company adopted SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which requires, among other things, that the operating results of certain income-producing assets, sold subsequent to April 30, 2002, be included in discontinued operations in the statements of operations for all periods presented. The Company classifies an asset as held for sale when the asset is under a binding sales contract with minimal contingencies, and the buyer is materially at risk if the buyer fails to complete the transaction. However, each potential transaction is evaluated based on its separate facts and circumstances. Pursuant to this standard, as of July 31, 2006, the Company had no income-producing properties that were classified as held for sale.
On January 30, 2006, the Company sold its professional medical office building located in Douglasville, Georgia, and recognized a pre-tax gain of approximately $1.37 million. As a result of this transaction, the Company’s financial statements have been prepared with the results of operations and cash flows have been shown as discontinued operations. All historical statements have been restated in accordance with SFAS 144. Summarized financial information for discontinued operations for the quarter ended July 31, 2006, and 2005, is as follows:

	First Quarter Ended
	July 31,
	2006	2005
REVENUES:
Construction	$—	$40
Rental properties	—	163,709

Total revenues	—	163,749

COSTS AND EXPENSES:
Construction cost and expenses	—	—
Rental property operating expenses, including depreciation	—	130,635
Interest expense	—	59,441
Construction selling, general & administrative	—	26,702

Total costs and expenses	—	216,778

Loss from discontinued operations	—	(53,029)
Income tax benefit	—	(20,152)

Loss from discontinued operations, net of tax	$—	$(32,877)

NOTE 6. OPERATING SEGMENTS
Prior to July 2006, the Company reported operating results into three segments: Energy Facilities and Solutions and Energy Services, and Real Estate. The Company has combined the operations of the Energy and Facilities Solutions Segment and the Energy Services Segment into one integrated segment, Building Performance Experts. All amounts in the accompanying financial statements reflect the restatement of the segments so that they are consistent with the current year presentation. The table below shows selected financial data on a segment basis. Net earnings (loss) is total revenues less operating expenses, including depreciation, interest, and income taxes. In this presentation, management fee expense charged by the Parent Company has not been allocated to the Segments.

	Building
For the Quarter Ended	Performance
July 31, 2006	Experts	Real Estate (1)	Parent	Eliminations	Consolidated

Revenues from unaffiliated customers	$2,615,415	$1,525,143	$—	$—	$4,140,558
Interest and other income	47,077	345,221	16,687	(250,281)	158,704
Intersegment revenue	—	124,143	—	(124,143)	—

Total revenues from continuing operations	$2,662,492	$1,994,507	$16,687	$(374,424)	$4,299,262

Net earnings (loss)	$(292,628)	$325,965	$(587,730)	$3,498	$(550,895)

	Building
For the Quarter Ended	Performance
July 31, 2005	Experts	Real Estate (1)	Parent	Eliminations	Consolidated

Revenues from unaffiliated customers	$3,019,258	$1,530,434	$—	$—	$4,549,692
Interest and other income	315	154,141	4,630	(99,982)	59,104
Intersegment revenue		127,188	—	(127,188)	—

Total revenues from continuing operations	$3,019,573	$1,811,763	$4,630	$(227,170)	$4,608,796

Net earnings (loss)	$161,396	$132,597	$(615,953)	$1,464	$(320,496)

(1)	The Company is in the business of creating long-term value by periodically realizing gains through the sale of income-producing properties and the sale of real estate held for future development or sale and, therefore, in this presentation the Real Estate Segment’s net earnings includes earnings from discontinued operations, pursuant to SFAS 144, that resulted from the sales of certain income-producing properties, and revenues and earnings in continuing operations that resulted from the gain on sale of other real estate assets.
The following is a reconciliation of Segment net loss shown in the table above to consolidated net loss on the statements of operations for the quarters ended July 31, 2006, and July 31, 2005:

	Quarter Ended
	July 31,
	2006	2005

Consolidated Segment net loss	$(550,895)	$(320,496)
Discontinued Construction Segment net loss	—	(16,530)

Consolidated net loss	$(550,895)	$(337,026)

NOTE 7. LOSS PER SHARE
Basic loss per share are computed by dividing net loss by the weighted average shares outstanding during the reporting period. Diluted loss per share are computed giving effect to dilutive stock equivalents resulting from outstanding stock options, stock warrants and stock appreciation rights. The dilutive effect on the number of common shares for the first quarter of fiscal 2007 and fiscal 2006 was 7,998 and 92,526 shares, respectively. Since the Company had a loss from continuing operations for all periods presented, all stock equivalents were antidilutive during these periods, and therefore, are excluded when determining the diluted weighted average number of shares outstanding.
NOTE 8. GOODWILL AND OTHER INTANGIBLE ASSETS
The gross carrying amounts and accumulated amortization for all of the Company’s intangible assets as of July 31, 2006, are as follows:

	Gross Carrying	Accumulated
	Amount	Amortization
Amortized intangible assets:
Proprietary facility management software applications	$2,642,758	$954,858
Computer software	437,210	408,273
Real estate lease costs	1,523,384	744,624
Customer relationships	218,000	112,693
Deferred loan costs	790,701	562,565
Other	55,608	41,996

	$5,667,661	$2,825,009

Unamortized intangible assets:
Trademark	$708,707	$—

Goodwill	$5,458,717	$—

Aggregate amortization expense for all amortized intangible assets

For the three months ended July 31, 2006	$157,948
For the three months ended July 31, 2005	114,602

NOTE 9. ACQUISITIONS
On July 14, 2006, Stewartsboro Crossing, LLC, a newly-formed wholly-owned subsidiary of the Company, acquired a shopping center located in Smyrna, Tennessee. The Company used the net cash proceeds from the sale of its former medical office building, which proceeds had been held in escrow by a qualified third party intermediary, as well as interim bank financing, to purchase the income-producing property for approximately $5.27 million, including the costs associated with completing the transaction. A permanent mortgage, replacing the interim bank financing, was subsequently put in place as described in Note 11 below. The acquisition was structured under Internal Revenue Code Section 1031 in order to qualify the sale as a tax free exchange. The following table summarizes estimated fair values of the assets acquired at the date of acquisition as follows:

	Purchase of
	Stewartsboro	Estimated Useful Life
Land	$1,300,140	Indefinite
Land improvements	240,684	15 years
Building	3,385,911	39 years
Intangible assets	341,020	Over remaining life of leases

Total assets acquired	$5,267,755

The assets and results of operations have been included in the Company’s financial statements since the date of acquisition.
NOTE 10. COMMITMENTS AND CONTINGENCIES
The Company is subject to legal proceedings and other claims that arise in the ordinary course of business. While the resolution of these matters cannot be predicted with certainty, the Company believes that the final outcome of these matters will not have a material adverse effect on the Company’s financial position or results of operations. See Item 1A, “Risk Factors,” in the Company’s Annual Report on Form 10-K for the year ended April 30, 2006.
NOTE 11. SUBSEQUENT EVENTS
On August 29, 2006, the Company sold its former manufacturing and warehouse facility located in downtown Atlanta, Georgia, for $2,050,000, resulting in a pre-tax gain on the sale of approximately $1,600,000. The sale will be included in the results from continuing operations for the quarter ended October 31, 2006. The Company currently intends to use the net proceeds from this sale to acquire an additional income producing property, which would qualify the sale under Internal Revenue Code Section 1031 for federal income tax deferral, and has placed the proceeds with a qualified third party intermediary in connection therewith.
On September 8, 2006, the Company refinanced its interim bank loan of $2.6 million with a permanent loan in the amount of $4.1 million. The loan bears interest at 6.26% with interest only payments for the first twelve months and then will be amortized over a 30 year period until it matures on October 1, 2016. The new loan requires Abrams Properties, Inc., a wholly-owned subsidiary of the Company, to maintain at least a net worth of $4.0 million.

The Company has entered into a contract to sell one of its owned shopping centers located in Morton, Illinois, at a gain. The contract specifies a closing date in fiscal 2007. The sale is subject to customary conditions, and there can be no assurance that the contract will close.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with the consolidated financial statements, including the notes to those statements, which are presented elsewhere in this report. The Company also recommends that this discussion and analysis be read in conjunction with the management’s discussion and analysis section and the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended April 30, 2006.
The Company’s fiscal year 2007 will end April 30, 2007.
In the following charts, changes in revenues, costs and expenses and changes in selling, general and administrative expenses from period to period are analyzed on a segment basis. For net earnings and similar profit information on a consolidated basis, please see the Company’s consolidated financial statements.
Pursuant to SFAS 144, the figures shown in the following charts for all periods presented do not include Real Estate Segment revenues, cost and expenses, and selling, general and administrative expenses, generated by certain formerly owned income-producing properties which have been sold; such amounts have been reclassified to discontinued operations. See “Critical Accounting Policies – Discontinued Operations” later in this discussion and analysis section.
Results of operations of the first quarter of fiscal 2007, compared to the first quarter of fiscal 2006
REVENUES From Continuing Operations
For the first quarter of fiscal 2007, consolidated revenues from continuing operations, including interest income and other income, and net of intersegment eliminations, were $4,299,262, compared to $4,608,796 for the first quarter of fiscal 2006, a decrease of 7%.
The figures in Chart A are segment revenues from continuing operations, net of intersegment eliminations, and do not include interest income or other income.
CHART A
REVENUES FROM CONTINUING OPERATIONS SUMMARY BY SEGMENT
(Dollars in Thousands)

	First Quarter Ended		Amount	Percent
	July 31,		Increase	Increase
	2006	2005	(Decrease)	(Decrease)

Building Performance Experts (1)	$2,616	$3,019	$(403)	(13)
Real Estate (2)	1,525	1,530	(5)	(0)

	$4,141	$4,549	$(408)	(9)

NOTES TO CHART A

(1)	Building Performance Experts Segment revenues from continuing operations decreased $403,000 or 13% for the first quarter of fiscal 2007, compared to the same period in fiscal 2006, primarily due to:
(a)	the recognition of approximately $589,000 in one-time revenues in the first quarter of fiscal 2006 from a consulting services contract that was substantially performed in prior periods and did not have any associated costs and expenses in the period (See Chart B);
offset by:
(b)	an increase in revenues related to energy engineering services of approximately $158,000 in the first quarter of fiscal 2007.
(2)	Real estate revenues from continuing operations decreased $5,000 for the first quarter of fiscal 2007, compared to the same period in fiscal 2006, primarily due to:
(a)	a decrease in leaseback income in fiscal 2007 of approximately $80,000 related to the sale in fiscal 2006 of the Company’s former leaseback shopping center located in Bayonet Point, Florida;
offset by:
(b)	an increase in rental income in fiscal 2007 of approximately $75,000 related to (1) successful leasing activities; and (2) initial rental revenues as the result of the purchase of a shopping center in Smyrna, Tennessee, in July 2006.
The following table indicates the backlog of contracts and rental income for the next twelve months, by industry segment.

	July 31,
	2006	2005
Building Performance Experts (a)	$6,403,000	$5,112,000
Real Estate (b)	6,371,000	6,161,000
Less: Intersegment eliminations (c)	(552,000)	(536,000)

Total Backlog	$12,222,000	$10,737,000

(a)	The increase in backlog is primarily due to an increase in lighting upgrade projects, energy engineering, and customers upgrading to the Company’s new proprietary Web/wireless facility management software offerings. Backlog includes some contracts that can be cancelled with less than one year’s notice, and assumes cancellation provisions will not be invoked. The cancellation rate for such contracts in the previous twelve months was approximately 5.7% ($365,000).

(b)	Included in Real Estate backlog at July 31, 2006, is approximately $464,000 related to a shopping center located in Smyrna, Tennessee, acquired by the Company in July 2006, and an increase in revenues of $56,000 related to successful leasing activities. This increase is offset by approximately $310,000 in rental revenues related to the sale of the Company’s former leaseback shopping center located in Bayonet Point, Florida, in April 2006.

(c)	Represents rental income at the Company’s headquarters building to be paid to the Real Estate Segment by the Company and the other operating segment.

COSTS AND EXPENSES APPLICABLE TO REVENUES
From Continuing Operations
As a percentage of total segment revenues from continuing operations (See Chart A), the total applicable costs and expenses (See Chart B) were 64% and 54% for the first quarters of fiscal 2007 and fiscal 2006, respectively. In reviewing Chart B, the reader should recognize that the volume of revenues generally will affect the amounts and percentages presented there.
The figures in Chart B are net of intersegment eliminations.
CHART B
COSTS AND EXPENSES APPLICABLE TO REVENUES
FROM CONTINUING OPERATIONS SUMMARY BY SEGMENT
(Dollars in Thousands)

			Percent of Segment
			Revenues for
	First Quarter Ended		First Quarter Ended
	July 31,		July 31,
	2006	2005	2006	2005

Building Performance Experts (1)	$1,716	$1,499	66	50
Real Estate (2)	933	964	61	63

	$2,649	$2,463	64	54

NOTES TO CHART B

(1)	On a dollar basis, costs and expenses from continuing operations increased $217,000 or 14% for the first quarter of fiscal 2007, compared to the same period of fiscal 2006, primarily due to the increase in lighting revenues in the first quarter of fiscal 2007, excluding the recognition last year of one-time revenues from a consulting services contract of $589,000 discussed in Chart A.
On a percentage basis, costs and expenses from continuing operations increased primarily due to:
(a)	the recognition of one-time revenue from a consulting services contract in the first quarter of fiscal 2006, that had no associated costs and expenses in that period; and

(b)	changes in the mix of services and products.
(2)	On a dollar and percentage basis, cost and expenses from continuing operations decreased $31,000 or 3% for the first quarter of fiscal 2007, compared to the same period of fiscal 2006, primarily due to:
(a)	the absence of lease costs of $81,000 as a result of the sale in April 2006 of one of the Company’s former leaseback shopping centers located in Bayonet Point, Florida;

offset by:

(b)	an increase in operating expenses of approximately $33,000 primarily for periodic repairs and maintenance at one of the Company’s office properties.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
From Continuing Operations
For the first quarters of fiscal 2007 and 2006, total selling, general and administrative expenses (“SG&A”) from continuing operations, net of intersegment eliminations, were $2,133,597 and $2,264,000, respectively. As a percentage of consolidated revenues from continuing operations, these expenses were 52% and 50% for the first quarters of fiscal 2007 and 2006, respectively. In reviewing Chart C, the reader should recognize that the volume of revenues generally will affect the amounts and percentages presented there. The percentages in Chart C are based upon expenses as they relate to segment revenues from continuing operations (Chart A), except that parent and total expenses relate to consolidated revenues from continuing operations.
CHART C
SELLING, GENERAL AND ADMINSTRATIVE EXPENSES
FROM CONTINUING OPERATIONS BY SEGMENT
(Dollars in Thousands)

			Percent of Segment
			Revenues for
	First Quarter Ended		First Quarter Ended
	July 31,		July 31,
	2006	2005	2006	2005

Building Performance Experts (1)	$1,155	$1,101	44	36
Real Estate (2)	207	264	14	17
Parent (3)	772	900	19	20

	$2,134	$2,265	52	50

NOTES TO CHART C

(1)	On a percentage basis, SG&A expenses from continuing operations increased primarily due to the corresponding decrease in revenues.

(2)	On a dollar and percentage basis, SG&A expense from continuing operations in the first quarter of fiscal 2007, decreased $57,000 or 22%, compared to the same period of fiscal 2006, primarily due to a decrease in legal and professional fees.

(3)	On a dollar and percentage basis, SG&A expenses from continuing operations in the first quarter of fiscal 2007, decreased $128,000 or 14%, compared to the same period of fiscal 2006, primarily due to a decrease in personnel and personnel costs.
Liquidity and capital resources
Between April 30, 2006, and July 31, 2006, working capital decreased by approximately $733,000. Operating activities provided cash of approximately $34,000 primarily due to:
(a)	the repayment of note receivables of approximately $531,000, primarily related to the sale of a former outparcel located in North Fort Myers, Florida;

(b)	an increase in trade and subcontractors payables and accrued expenses of approximately $384,000, due to the timing and submission of payment;

offset by:

(c)	cash payments of $279,000 related to the incentive compensation generated by the successful achievement of Company-wide earnings and performance goals in fiscal 2006; and

(d)	current-year losses from continuing operations.
Investing activities used cash of approximately $1,847,000 primarily due to:
(a)	the purchase of a shopping center located in Smyrna, Tennessee, for approximately $5,270,000 to complete the Company’s tax-free exchange under Internal Revenue Code Section 1031. The acquisition used the proceeds of approximately $3,241,000 from the sale of the Company’s former medical office building, which proceeds had been held in escrow by a qualified third party intermediary at April 30, 2006, and debt financing for the balance (see financing activities below);

(b)	additions to income-producing properties of $98,000 primarily related to tenant and building improvements; and

(c)	additions to intangible assets of $220,000 primarily related to new software development efforts for the Company’s proprietary Web/wireless software.
offset by:
(d)	the release of approximately $419,000 previously held in escrow for the intended purpose of purchasing a replacement property as part of an Internal Revenue Code Section 1031 federal tax deferred exchange for the Company’s former leaseback shopping center located in Bayonet Point, Florida, which was sold in April 2006, as the Company did not use these funds to purchase a replacement property.
Financing activities provided cash of $2,134,000 primarily due to:
(a)	proceeds of $2,600,000 from an interim bank loan associated with the purchase of a shopping center located in Smyrna, Tennessee;
offset by:
(b)	scheduled principal payments of mortgage notes and other long-term debt of approximately $300,000; and

(c)	payment of the regular quarterly cash dividend of approximately $127,000.
On September 8, 2006, the Company refinanced its interim bank loan of $2.6 million with a permanent loan in the amount of $4.1 million. The loan bears interest at 6.26% with interest only payments for the first twelve months and then will be amortized over a 30-year period until it matures on October 1, 2016. The new loan requires Abrams Properties, Inc., a wholly-owned subsidiary of the Company, to maintain at least a net worth of $4.0 million. The new loan provided additional cash to the Company of approximately $1.527 million.
The Company anticipates that its existing cash balances, equity, potential proceeds from sales of real estate, potential cash flow provided by financing or refinancing of debt obligations, and cash flow generated from operations will, for the foreseeable future, provide adequate liquidity and financial flexibility to meet the Company’s needs to fund working capital, capital expenditures, debt service, and investment activities.

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
Revenue Recognition
Revenues derived from implementation, training, support and base service license fees from customers accessing the Company’s proprietary software on an application service provider (ASP) basis follow the provisions of Securities and Exchange Commission Staff Accounting Bulletin (“SAB”) 104, Revenue Recognition. The Company recognizes revenue when all of the following conditions are met: there is persuasive evidence of an arrangement; service has been provided to the customer; the collection of fees is probable; and the amount of fees to be paid by the customer is fixed and determinable. The Company’s license arrangements do not include general rights of return. Revenues are recognized ratably over the contract terms beginning on the commencement date of each contract. Amounts that have been invoiced are recorded in accounts receivable and in revenue or deferred revenue, depending on whether or not the revenue recognition criteria have been met. Additionally, the Company defers such direct costs and amortizes those costs over the same time period as the revenue is recognized.
Energy engineering and consulting services are accounted for separately and are recognized as the services are rendered in accordance with SAB 104. Sales of proprietary computer solutions and hardware are recognized when products are sold.
Lighting project revenues are reported on the percentage-of-completion method, using costs incurred to date in relation to estimated total costs of the contracts to measure the stage of completion. Original contract prices are adjusted for change orders in the amounts that are reasonably estimated based on the Company’s historical experience. The cumulative effects of changes in estimated total contract costs and revenues (change orders) are recorded in the period in which the facts requiring such revisions become known, and are accounted for using the percentage-of-completion method. At the time it is determined that a contract is expected to result in a loss, the entire estimated loss is recorded.
The Company leases space in its income-producing properties to tenants and recognizes minimum base rentals as revenue on a straight-line basis over the lease term. The lease term usually begins when the tenant takes possession of, or controls the physical use of, the leased asset. Generally, this occurs on the lease commencement date. In determining what constitutes the leased asset, the Company evaluates whether the Company or the tenant is the owner of the improvements. If the Company is the owner of the improvements, then the leased asset is the finished space. In such instances, revenue recognition begins when the tenant takes possession of the finished space, typically when the improvements are substantially complete. If the Company concludes that the improvements belong to the tenant, then the leased asset is the unimproved space, and any improvement allowances funded under the lease are treated as lease incentives that reduce the revenue recognized over the term of the lease. In these circumstances, the Company begins revenue recognition when the tenant takes possession of the unimproved space. The Company considers a number of different factors in order to evaluate who owns the improvements. These factors include (1) whether the lease stipulates the terms and conditions of how an improvement allowance may be spent; (2) whether the tenant or the Company retains legal title to the improvements; (3) the uniqueness of the improvements; (4) the expected economic life of the improvements relative to the length of the lease; and (5) who constructs or directs the construction of the improvements. The determination of who owns the improvement is subject to significant judgment. In making the determination, the Company considers all of the above factors; however, no one factor is determinative in reaching a conclusion. Certain leases may also require tenants to pay additional rental amounts as partial reimbursements for their share of property operating and common area expenses, real estate taxes, and insurance, which are recognized when earned. In addition, certain leases require retail tenants to pay incremental rental amounts, which are contingent upon their store sales. These percentage rents are recognized only if and when earned.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes since April 30, 2006. Refer to the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2006, for detailed disclosures about quantitative and qualitative disclosures about market risk.
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

PART II. OTHER INFORMATION
ITEM 1A. RISK FACTORS
In addition to the other information set forth in this report, the reader should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2006, which could materially affect the business, financial condition or future operating results. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also could materially affect the Company’s business, financial condition and/or operating results.
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

SERVIDYNE, INC.
(Registrant)

Date: September 14, 2006	/s/ Alan R. Abrams

Alan R. Abrams
Chief Executive Officer

Date: September 14, 2006	/s/ Mark J. Thomas

Mark J. Thomas
Chief Financial Officer