Form 10-Q
period 2006-10-31
SERVIDYNE, INC.
filed 2006-12-15
CIK 1923

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
QUARTERLY REPORT
Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934
For the quarter ended October 31, 2006
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
Yes ☐     No ☑
The number of shares of $1.00 par value Common Stock of the Registrant outstanding as of November 30, 2006, was 3,527,170.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
SERVIDYNE, INC.
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	October 31, 2006	April 30, 2006
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$5,763,668	$7,329,805
Restricted cash	—	418,594
Receivables (Note 4)	3,210,432	2,420,368
Less: Allowance for doubtful accounts	(26,611)	(11,061)
Costs and earnings in excess of billings	61,264	286,824
Deferred income taxes	622,927	622,927
Note receivables	300,100	902,505
Other	1,723,487	966,454

Total current assets	11,655,267	12,936,416

INCOME-PRODUCING PROPERTIES, net	25,470,033	20,724,917
PROPERTY AND EQUIPMENT, net	810,780	843,204
RESTRICTED CASH	1,946,121	3,241,310
OTHER ASSETS:
Real estate held for future development or sale	1,632,358	1,925,427
Intangible assets, net (Note 8)	3,692,221	3,109,376
Goodwill (Note 8)	5,458,717	5,458,717
Other	4,313,265	4,170,889

Total assets	$54,978,762	$52,410,256

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Trade and subcontractors payables	$446,523	$705,647
Accrued expenses	1,911,903	2,028,196
Accrued incentive compensation	442,500	471,619
Billings in excess of costs and earnings	154,714	211,676
Current maturities of long-term debt	1,133,422	1,167,192

Total current liabilities	4,089,062	4,584,330

DEFERRED INCOME TAXES	3,591,115	3,710,599
OTHER LIABILITIES	1,917,631	1,879,037
MORTGAGE NOTES PAYABLE, less current maturities	23,412,775	19,806,542
OTHER LONG-TERM DEBT, less current maturities	1,468,000	1,483,000

Total liabilities	34,478,583	31,463,508

COMMITMENTS AND CONTINGENCIES (Note 11)

SHAREHOLDERS’ EQUITY:
Common stock, $1 par value; 5,000,000 shares authorized; 3,695,336 issued and 3,527,170 outstanding at October 31, 2006, 3,695,336 issued and 3,532,180 outstanding at April 30, 2006	3,695,336	3,695,336
Additional paid-in capital	4,821,844	4,803,133
Deferred stock compensation	—	(4,420)
Retained earnings	12,777,618	13,227,076
Treasury stock, common shares; 168,166 at October 31, 2006, and 163,156 at April 30, 2006	(794,619)	(774,377)

Total shareholders’ equity	20,500,179	20,946,748

	$54,978,762	$52,410,256

See accompanying notes to consolidated financial statements.

SERVIDYNE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	SECOND QUARTER ENDED		FIRST SIX MONTHS ENDED
	OCTOBER 31,		OCTOBER 31,
	2006	2005	2006	2005

REVENUES:
Building performance experts	$3,238,652	$2,844,335	$5,854,067	$5,863,593
Rental income	1,649,989	1,513,588	3,175,132	3,044,022

	4,888,641	4,357,923	9,029,199	8,907,615

Interest	82,133	51,898	175,790	98,091
Other	32,054	240,960	97,101	253,871

	5,002,828	4,650,781	9,302,090	9,259,577

COSTS AND EXPENSES:
Building performance experts	2,113,354	1,770,934	3,829,384	3,269,809
Rental property operating expenses, excluding interest	1,049,655	999,801	1,982,334	1,963,620

	3,163,009	2,770,735	5,811,718	5,233,429

Selling, general and administrative
Building performance experts	1,066,445	1,072,355	2,221,021	2,173,223
Real estate	254,064	185,512	460,768	449,092
Parent	1,027,720	736,043	1,800,037	1,635,595

	2,348,229	1,993,910	4,481,826	4,257,910

Interest costs incurred	462,519	413,703	868,407	786,367

	5,973,757	5,178,348	11,161,951	10,277,706

GAIN ON SALE REAL ESTATE, net of costs of sale of $504,563, $612,124, $504,563 and $612,124, respectively	1,545,437	542,130	1,545,437	542,130

EARNINGS (LOSS) BEFORE INCOME TAXES FROM CONTINUING OPERATIONS	574,508	14,563	(314,424)	(475,999)

INCOME TAX EXPENSE (BENEFIT)	218,557	5,534	(119,480)	(180,879)

EARNINGS (LOSS) FROM CONTINUING OPERATIONS	355,951	9,029	(194,944)	(295,120)

DISCONTINUED OPERATIONS:
Loss from discontinued operations, adjusted for applicable income tax benefit of $0, $(19,577) $0, and $(39,729), respectively	—	(31,943)	—	(64,820)

NET EARNINGS (LOSS)	$355,951	$(22,914)	$(194,944)	$(359,940)

NET EARNINGS (LOSS) PER SHARE — BASIC AND DILUTED:
From continuing operations	$.10	$.00	$(.06)	$(.08)
From discontinued operations	—	(.01)	—	(.02)

NET EARNINGS (LOSS) PER SHARE — BASIC AND DILUTED	$.10	$(.01)	$(.06)	$(.10)

DIVIDENDS PER SHARE	$0.036	$0.036	$0.072	$0.072

WEIGHTED AVERAGE SHARES OUTSTANDING — BASIC AND DILUTED	3,531,600	3,531,180	3,531,850	3,530,811

See accompanying notes to consolidated financial statements.

SERVIDYNE, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(UNAUDITED)

					Additional	Deferred
	Common Stock				Paid-In	Stock	Retained	Treasury
	Shares	Amount			Capital	Compensation	Earnings	Stock	Total

BALANCES at April 30, 2004	3,327,628		$3,327,628		$2,963,874	$(26,855)	$14,412,663	$(679,783)	$19,997,527

Net earnings	—		—		—	—	1,800,358	—	1,800,358
Common stock issued	29,973		29,973		104,108	(39,175)	—		94,906
Stock compensation expense	—		—		—	51,868	—	(5,159)	46,709
Cash dividends declared - $.29 per share (adjusted for subsequent stock dividend)	—		—		—	—	(1,026,089)	—	(1,026,089)

BALANCES at April 30, 2005	3,357,601		3,357,601		3,067,982	(14,162)	15,186,932	(684,942)	20,913,411

Net earnings	—		—		—	—	525,766	—	525,766
Common stock issued	1,800		1,800		6,660	(8,460)	—		—
Stock compensation expense	—		—		—	18,202	—	(1,871)	16,331
Stock option exercise	732		732		2,196				2,928
Cash dividends declared - $.14 per share (adjusted for subsequent stock dividend)	—		—		—	—	(511,688)	—	(511,688)
Stock dividend declared - 10% at market value on date declared	335,203		335,203		1,726,295	—	(1,973,934)	(87,564)	—

BALANCES at April 30, 2006	3,695,336		3,695,336		4,803,133	(4,420)	13,227,076	(774,377)	20,946,748

Net loss	—		—		—	—	(194,944)	—	(194,944)
Common stock acquired								(19,747)	(19,747)
Stock compensation expense	—		—		18,711	4,420	—	(495)	22,636
Cash dividends declared - $.072 per share	—	—		—	—	—	(254,514)	—	(254,514)

BALANCES at October 31, 2006	3,695,336		$3,695,336		$4,821,844	$—	$12,777,618	$(794,619)	$20,500,179

See accompanying notes to consolidated financial statements.

SERVIDYNE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	FIRST SIX MONTHS ENDED
	OCTOBER 31,
	2006	2005
CONTINUING OPERATIONS:
Cash flows from operating activities:
Net loss	$(194,944)	$(359,940)
Loss from discontinued operations, net of tax	—	64,820
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on sale of real estate	(1,545,437)	(542,130)
Depreciation and amortization	827,638	647,139
Deferred tax benefit	(119,480)	(282,451)
Provision for (recovery of) doubtful accounts, net	39,050	(50,041)
Stock compensation expense	22,636	11,699
Cash surrender value	(62,627)	(60,829)
Straight-line rent	(10,443)	(3,405)
Changes in assets and liabilities:
Receivables	(910,044)	711,281
Costs and earnings in excess of billings	225,560	46,422
Note receivables	602,405	(623,031)
Other current assets	(757,033)	(180,468)
Other assets	1,063	(134,327)
Trade and subcontractors payable	(259,124)	73,456
Accrued expenses	(152,310)	(361,621)
Accrued incentive compensation	(29,119)	(632,967)
Billings in excess of costs and earnings	(56,962)	(335,264)
Other liabilities	(55,279)	61,130

Net cash used in operating activities	(2,434,450)	(1,950,527)

Cash flows from investing activities:
Release of restricted cash held in escrow	418,594	8,272,399
Deposit of cash proceeds from sale of real estate held in escrow	(1,946,121)	—
Proceeds from sale of real estate	1,867,052	617,140
Additions to income-producing properties, net	(195,973)	(355,897)
Additions to property and equipment, net	(63,705)	(148,158)
Additions to intangible assets, net	(495,508)	(474,143)
Additions to real estate held for sale or future development	(28,546)	—
Acquisition of Stewartsboro, net of cash released from escrow	(1,870,447)	—

Net cash (used in ) provided by investing activities	(2,314,654)	7,911,341

Cash flows from financing activities:
Debt proceeds	6,700,000	—
Debt repayments	(529,076)	(515,827)
Mortgage repayment	(2,600,000)	—
Repurchase of Common Stock	(19,747)	—
Deferred loan costs paid	(113,696)	—
Cash received on stock option exercise	—	2,928
Cash dividends	(254,514)	(257,423)

Net cash provided by (used in) financing activities	3,182,967	(770,322)

DISCONTINUED OPERATIONS:
Operating activities	—	68,616
Investing activities	—	—
Financing activities	—	(27,102)

Net cash provided by discontinued operations	—	41,514

Net (decrease) increase in cash and cash equivalents	(1,566,137)	5,232,006
Cash and cash equivalents at beginning of period	7,329,805	1,402,645

Cash and cash equivalents at end of period	$5,763,668	$6,634,651

Supplemental disclosure of noncash financing activities:
Issuance of common stock under Stock Award Plan	$—	$4,455
See accompanying notes to consolidated financial statements.

SERVIDYNE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2006, AND APRIL 30, 2006
(UNAUDITED)
NOTE 1. ORGANIZATION AND BUSINESS
Servidyne, Inc. (formerly “Abrams Industries, Inc.”, together with its subsidiaries, the “Company”) was organized under Delaware law in 1960. In 1984, the Company changed its state of incorporation from Delaware to Georgia. The Company (i) provides building performance expert services to owners and operators of commercial real estate; and (ii) engages in commercial real estate investment and development.
Prior to this fiscal year, the Company reported on three segments: Energy Facilities and Solutions, Energy Services, and Real Estate. In the first quarter of fiscal 2007, the Company combined the operations of the Energy Facilities and Solutions and Energy Services Segment into one integrated segment, Building Performance Experts. This segment provides comprehensive energy, infrastructure and productivity services to owners and operators of commercial real estate.
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
NOTE 3. SIGNIFICANT ACCOUNTING POLICIES
On May 1, 2006, the Company adopted Statement of Financial Accounting Standard (“SFAS”) 123(R), Share-Based Payment (revised 2004). SFAS 123(R) requires that all equity awards to employees be expensed by the Company over the requisite service period. The Company adopted this standard using the modified prospective method. Under this method, the Company records compensation expense for all awards it granted after the date it adopted the standard. In addition, as of the effective date, the Company was required to record compensation expense for any unvested portion of the previously granted awards that remained outstanding at the date of adoption. The adoption of SFAS 123(R) at that time did not have an impact on the Company’s financial position or results of operations as there were no unvested equity awards that required an accounting change as of May 1, 2006.
Prior to the adoption of SFAS 123(R), the Company accounted for equity-based compensation under the provisions and related interpretations of Accounting Principles Board (“APB”) 25, Accounting for Stock Issued to Employees. Accordingly, the Company was not required to record compensation expense when stock options were granted to employees as long as the exercise price was no less than the fair value of the stock at the grant date. Under SFAS 123, Accounting for Stock-Based Compensation, as amended by SFAS 148, Accounting for Stock-Based Compensation – Transition and Disclosure, the

Company continued to follow the guidance of APB 25, but provided pro forma disclosures of net earnings (loss) and net earnings (loss) per share as if the Company had adopted the provisions of SFAS 123. The Company computed the value of all stock option awards granted for the quarter ended October 31, 2005, using the Black-Scholes option pricing model. If the Company had accounted for its stock-based compensation awards in accordance with SFAS 123, pro forma results for the quarter and six month periods ended October 31, 2005, would have been as follows:

	Quarter Ended	Six Months Ended
	October 31, 2005	October 31, 2005
Net loss, as reported	$(22,914)	$(359,940)
Add: Stock-based compensation	6,654	16,057
Deduct: Total stock-based compensation expense as determined under fair value based method for all awards, net of related tax effects	(28,013)	(58,655)
Add: Forfeitures, net of related tax effects	7,073	9,659

Pro forma net loss	$(37,200)	$(392,879)

Net loss per share:
Basic and diluted — as reported	$(0.01)	$(0.10)

Basic and diluted — pro forma	$(0.01)	$(0.11)

The Company has three outstanding types of equity-based incentive compensation instruments in effect with employees, non-employee directors and outside consultants: stock options, stock appreciation rights and restricted stock.
The Company’s net earnings (loss) includes $16,358 and $22,636 for the second quarter and first six months ended October 31, 2006, respectively, of total equity-based compensation expense and $6,216 and $8,602, of related income tax benefits. All of this expense was included in selling, general and administrative expense in the consolidated statements of operations.
Stock Options
A summary of the options activity for the six months ended October 31, 2006, is as follows:

		Weighted
	Options to	Average
	Purchase	Exercise
	Shares	Price
Outstanding at April 30, 2006	757,390	$4.68
Granted	—	—
Exercised	—	—
Forfeited	(83,229)	4.59

Outstanding at October 31, 2006	674,161	$4.69

Vested at October 31, 2006	674,161	$4.69

None of the stock options were “in-the-money” as of October 31, 2006.

A summary of information about all stock options outstanding as of October 31, 2006, is as follows:

	Number of	Weighted Average
Exercise	Outstanding and	Remaining Contractual
Price	Exercisable Options	Life (Years)
$4.64	569,140	5.39
$4.77	4,400	8.64
$4.82	74,800	8.40
$5.45	25,821	7.63
Stock Appreciation Rights
The Company awarded 312,000 stock appreciation rights (“SARs”) on June 26, 2006. The Company had not previously awarded SARs. The SARs vest over a five-year period in which 30% of the SARs vest in year three, 30% in year four and 40% in year five, with an early vesting provision that 100% of the SARs vest if the stock price closes at or above $20/share for ten consecutive business days. A summary of the SARs activity for the six months ended October 31, 2006, is as follows:

		Weighted
	Options to	Average
	Purchase	Exercise
	Shares	Price
Outstanding at April 30, 2006	—	$—
Granted	312,000	4.14
Exercised	—	—
Forfeited	(9,000)	4.14

Outstanding at October 31, 2006	303,000	$4.14

Vested at October 31, 2006	—	$—

The Company estimates the fair value of each option grant on the date of grant using the Black-Scholes option-pricing model. The risk free interest rate utilized in the Black-Scholes calculation is the interest rate on the U.S. Treasury Bill having the same life as the expected life of the Company’s option awards. Expected life of the options granted was based on the estimated holding period of the option award. Expected volatility is based on the historical volatility of the Company’s stock over a five year period using the month end stock price. The SARs granted had the following assumptions and fair value:

Expected life (years)	5
Dividend yield	2.99%
Expected stock price volatility	36.17%
Risk free interest rate	5.11%
Fair value of SARs granted	$0.81
The Company’s net earnings (loss) for the quarter and six months ended October 31, 2006, includes $15,356 and $20,647, respectively, of equity-based compensation expense related to the vesting of the SARs. Related income tax benefits were $5,835 and $7,846 for the second quarter and six months ended October 31, 2006, respectively. All of this expense was included in selling, general and administrative expenses in the consolidated statement of operations.

Shares of Restricted Stock
Periodically, the Company has awarded shares of restricted stock to employees, non-employees, directors and outside consultants. The awards were previously accounted for under APB No. 25, recorded at fair market value on the date of grant as deferred compensation expense, and compensation expense was recognized over the vesting period on a straight-line basis, net of forfeitures. Upon adoption of SFAS 123(R), $4,420 of deferred compensation expense related to the Company’s shares of restricted stock was reclassified to additional paid in capital. As of October 31, 2006, there was $1,936 of total unrecognized compensation cost related to shares of restricted stock which will be recognized over the ensuing six months. For the quarter ended October 31, 2006, and October 31, 2005, restricted stock equity-based compensation expense related to the vesting of shares of restricted stock was $1,002 and $5,330, respectively. In the six months ended October 31, 2006, and October 31, 2005, equity-based compensation expense related to the vesting of shares of restricted stock was $1,989 and $12,569, respectively. The following table summarizes restricted stock activity for the six months ended October 31, 2006:

		Weighted
	Number of	Weighted Average
	Restricted	Grant Date
	Shares of Stock	Fair Value
Non-vested restricted stock at April 30, 2006	3,430	$4.68
Granted	—	—
Vested	(2,420)	4.95
Forfeited	(110)	4.95

Non-vested restricted stock at October 31, 2006	900	$4.45

NOTE 4. RECEIVABLES
All net contract and trade receivables are expected to be collected within one year.
NOTE 5. DISCONTINUED OPERATIONS
Construction Segment
During fiscal 2004, the Company made the decision to curtail its operations as a general contractor, and pursuant to this decision, all operating activities ceased. The former Construction Segment has been classified as a discontinued operation.
Real Estate Sales of Income-Producing Properties
The Company is in the business of creating long-term value by periodically realizing gains through the sale of existing real estate assets, and then redeploying its capital by reinvesting the proceeds from such sales. Effective as of fiscal 2003, the Company adopted SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which requires, among other things, that the operating results of certain income-producing assets, sold subsequent to April 30, 2002, be included in discontinued operations in the statements of operations for all periods presented. The Company classifies an asset as held for sale when the asset is under a binding sales contract with minimal contingencies, and the buyer is materially at risk if the buyer fails to complete the transaction. However, each potential transaction is evaluated based on its separate facts and circumstances. Pursuant to this standard, as of October 31, 2006, the Company had no income-producing properties that were classified as held for sale.
On January 30, 2006, the Company sold its professional medical office building located in Douglasville, Georgia, and recognized a pre-tax gain of approximately $1.37 million. As a result of this transaction, the Company’s financial statements have been prepared with the results of operations and cash flows shown as discontinued operations. All historical statements have been restated in accordance with SFAS 144.

Summarized financial information for discontinued operations for the quarters and six month periods ended October 31, 2006, and October 31, 2005, is as follows:

	Second Quarter Ended		Six Months Ended
	October 31,		October 31,
	2006	2005	2006	2005

REVENUES:
Construction	$—	$—	$—	$40
Rental properties	—	191,683	—	355,392

Total revenues	—	191,683	—	355,432

COSTS AND EXPENSES:
Construction cost and expenses	—	(25,964)	—	(25,964)
Rental property operating expenses, including depreciation	—	143,715		274,350
Interest expense		59,162	—	118,603
Construction selling, general & administrative	—	66,290	—	92,992

Total costs and expenses	—	243,203	—	459,981

Loss from discontinued operations	—	(51,520)	—	(104,549)
Income tax benefit	—	(19,577)	—	(39,729)

Loss from discontinued operations, net of tax	$—	$(31,943)	$—	$(64,820)

NOTE 6. OPERATING SEGMENTS
In the prior fiscal year, the Company reported operating results in three segments: Energy Facilities and Solutions, Energy Services and Real Estate. The Company has combined the operations of the Energy and Facilities Solutions Segment and the Energy Services Segment into one integrated segment, Building Performance Experts. All amounts in the accompanying financial statements reflect the restatement of the segments so that they are consistent with the current year presentation. The table below shows selected financial data on a segment basis. Net earnings (loss) is total revenues less operating expenses, including depreciation, interest, and income taxes. In this presentation, management fee expense charged by the Parent Company has not been allocated to the Segments.

	Building
For the Quarter Ended	Performance	Real Estate
October 31, 2006	Experts	(1)	Parent	Eliminations	Consolidated

Revenues from unaffiliated customers	$3,238,652	$3,699,989	$—	$—	$6,938,641
Interest and other income	7,772	299,202	35,830	(228,617)	114,187
Intersegment revenue	—	126,596	—	(126,596)	—

Total revenues from continuing operations	$3,246,424	$4,125,787	$35,830	$(355,213)	$7,052,828

Net earnings (loss)	$(126,282)	$1,204,424	$(725,687)	$3,496	$355,951

	Building
For the Quarter Ended	Performance	Real Estate
October 31, 2005	Experts	(1)	Parent	Eliminations	Consolidated

Revenues from unaffiliated customers	$2,844,335	$2,667,842	$—	$—	$5,512,177
Interest and other income	10,948	418,476	9,010	(145,576)	292,858
Intersegment revenue	—	134,705	—	(134,705)	—

Total revenues from continuing operations	$2,855,283	$3,221,023	$9,010	$(280,281)	$5,805,035

Net earnings (loss)	$(182,607)	$661,738	$(468,243)	$(8,799)	$2,089

	Building
For the Six Months Ended	Performance	Real Estate
October 31, 2006	Experts	(1)	Parent	Eliminations	Consolidated

Revenues from unaffiliated customers	$5,854,067	$5,225,132	$—	$—	$11,079,199
Interest and other income	54,849	644,423	52,517	(478,898)	$272,891
Intersegment revenue	—	250,739	—	(250,739)	$—

Total revenues from continuing operations	$5,908,916	$6,120,294	$52,517	$(729,637)	$11,352,090

Net earnings (loss)	$(418,910)	$1,530,389	$(1,313,417)	$6,994	$(194,944)

	Building
For the Six Months Ended	Performance	Real Estate
October 31, 2005	Experts	(1)	Parent	Eliminations	Consolidated

Revenues from unaffiliated customers	$5,863,593	$4,198,276	$—	$—	$10,061,869
Interest and other income	11,263	572,617	13,640	(245,558)	351,962
Intersegment revenue	—	261,893	—	(261,893)	—

Total revenues from continuing operations	$5,874,856	$5,032,786	$13,640	$(507,451)	$10,413,831

Net earnings (loss)	$(21,211)	$794,335	$(1,084,196)	$(7,335)	$(318,407)

(1)	The Company is in the business of creating long-term value by periodically realizing gains through the sale of income-producing properties and the sale of real estate held for future development or sale and, therefore, in this presentation the Real Estate Segment’s net earnings includes earnings from discontinued operations, pursuant to SFAS 144, that resulted from the sales of certain income-producing properties, and earnings included in continuing operations that resulted from the gain on sale of other real estate assets.
The following is a reconciliation of segment revenues shown in the table above to consolidated revenues on the statements of operations for the quarters and six month periods ended October 31, 2006, and October 31, 2005:

	Quarter Ended		Six Months Ended
	October 31,		October 31,
	2006	2005	2006	2005

Consolidated Segment revenues	$7,052,828	$5,805,035	$11,352,090	$10,413,831
Revenues on sales of real estate held for sale	(2,050,000)	(1,154,254)	(2,050,000)	(1,154,254)

Total consolidated revenues	$5,002,828	$4,650,781	$9,302,090	$9,259,577

     The following is a reconciliation of segment net earnings (loss) shown in the table on the previous page to consolidated net earnings (loss) on the statements of operations for the quarters and six month periods ended October 31, 2006, and October 31, 2005:

	Quarter Ended		Six Months Ended
	October 31,		October 31,
	2006	2005	2006	2005

Consolidated Segment net earnings (loss)	$355,951	$2,089	$(194,944)	$(318,407)
Discontinued Construction Segment net loss	—	(25,003)	—	(41,533)

Consolidated net earnings (loss)	$355,951	$(22,914)	$(194,944)	$(359,940)

NOTE 7. EARNINGS (LOSS) PER SHARE
Basic earnings (loss) per share is computed by dividing net earnings (loss) by the weighted average shares outstanding during the reporting period. Diluted earnings (loss) per share is computed giving effect to dilutive stock equivalents resulting from outstanding stock options, stock warrants and stock appreciation rights. The dilutive effect on the number of common shares for the second quarter of fiscal 2007 and fiscal 2006 was zero shares for both periods. The dilutive effect on the number of common shares for the first six months of fiscal 2007 and fiscal 2006 was zero and 86,267 shares, respectively. Because the Company had a loss from continuing operations for the second quarter of fiscal 2006 and the six months ended October 31, 2006, and October 31, 2005, all stock equivalents were antidilutive during these periods, and therefore, are excluded when determining the diluted weighted average number of shares outstanding. Even though the Company had earnings from continuing operations for the second quarter ended October 31, 2006, there were no related stock options, SARs or warrants which would cause a dilutive effect on the weighted average number of shares outstanding.

NOTE 8. GOODWILL AND OTHER INTANGIBLE ASSETS
The gross carrying amounts and accumulated amortization for all of the Company’s intangible assets as of October 31, 2006, are as follows:

	Gross Carrying	Accumulated
	Amount	Amortization

Intangible assets, subject to amortization:
Proprietary building performance expert software applications	$2,890,294	$1,060,303
Acquired computer software	451,428	417,528
Real estate lease costs	1,537,380	786,736
Customer relationships	218,000	123,593
Deferred loan costs	831,370	569,694
Non-compete agreements	23,948	23,948
Other	28,660	15,764

	$5,981,080	$2,997,566

Intangible assets, not subject to amortization:
Trademark	$708,707	$—

Goodwill	$5,458,717	$—

Aggregate amortization expense for all amortized intangible assets
For the three months ended October 31, 2006	$210,107
For the six months ended October 31, 2006	$367,380
For the three months ended October 31, 2005	$133,933
For the six months ended October 31, 2005	$247,904
NOTE 9. ACQUISITIONS
On July 14, 2006, Stewartsboro Crossing, LLC, a newly-formed wholly-owned subsidiary of the Company, acquired a shopping center located in Smyrna, Tennessee. The Company used the net cash proceeds from the sale of its former medical office building, which proceeds had been held in escrow by a qualified third party intermediary, as well as interim bank financing, to purchase the income-producing property for approximately $5.27 million, including the costs associated with completing the transaction. A permanent mortgage, replacing the interim bank financing, was subsequently put in place as discussed below. The acquisition was structured in order to qualify the sale and acquisition as a deferred tax free exchange under Internal Revenue Code Section 1031.

The following table summarizes estimated fair values of the assets acquired at the date of acquisition as follows:

	Purchase of
	Stewartsboro	Estimated Useful Life

Land	$1,300,140	Indefinite
Land improvements	240,684	15 years
Building	3,385,911	39 years
Intangible assets	341,020	Over remaining lives of leases

Total assets acquired	$5,267,755

The assets and results of operations have been included in the Company’s financial statements since the date of acquisition.
On September 8, 2006, the Company replaced its interim bank loan of $2.6 million with a permanent loan in the amount of $4.1 million. The loan bears interest at 6.26% with interest only payments for the first twelve months, and then the loan will be amortized using a 30 year amortization period until it matures on October 1, 2016.
NOTE 10. DISPOSITIONS
On August 29, 2006, the Company sold its former manufacturing and warehouse facility located in downtown Atlanta, Georgia, for a sales price of $2,050,000, resulting in a pre-tax gain on the sale of approximately $1,545,000. After selling expenses, the sale generated cash proceeds of approximately $1,867,000. This sale is recorded in continuing operations on the accompanying consolidated statements of operations as gain on sale of real estate, net of costs of sale. The Company currently intends to use the net proceeds from this sale to acquire an additional income producing property, which would qualify the sale and proposed acquisition under Internal Revenue Code Section 1031 for federal income tax deferral, and has placed the proceeds with a qualified third party intermediary in connection therewith.
NOTE 11. COMMITMENTS AND CONTINGENCIES
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
NOTE 12. SUBSEQUENT EVENTS
On November 1, 2006, the Company sold its owned shopping center located in Morton, Illinois, for a sales price of $3,550,000, resulting in a pre-tax gain on the sale of approximately $3,083,000. After selling expenses, repayment of the mortgage loan and associated costs the sale generated cash proceeds of approximately $1,300,000. The sale will be included in the results of operations for the quarter ended January 31, 2007. The Company currently intends to use the net proceeds from this sale to acquire an additional income producing property, which would qualify the sale and proposed acquisition under Internal Revenue Code Section 1031 for federal income tax deferral, and has placed the proceeds with a qualified third party intermediary in connection therewith.
Pursuant to SFAS 144, as of October 31, 2006, this income-producing property did not meet the requirements for classification as real estate held for sale. However, as a result of this transaction, all historical financial information related to the sale will be reclassified as discontinued operations for the quarter ended January 31, 2007. Summarized financial information that is currently included in rental income and net earnings that will be reclassified to discontinued operations is as follows:

	Quarter Ended		Six Months Ended
	October 31,		October 31,
	2006	2005	2006	2005

Rental income from continuing operations	$115,807	$115,807	$231,613	$231,613

Net earnings	$29,486	$34,962	$66,910	$69,633
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
Pursuant to SFAS 144, the figures shown in the following charts for all periods presented do not include Real Estate Segment revenues, costs and expenses, and selling, general and administrative expenses, generated by certain formerly owned income-producing properties which have been sold; such amounts have been reclassified to discontinued operations. See “Critical Accounting Policies – Discontinued Operations” later in this discussion and analysis section.
Results of operations of the second quarter and first six months of fiscal 2007, compared to the second quarter and first six months of fiscal 2006
REVENUES From Continuing Operations
For the second quarter of fiscal 2007, consolidated revenues from continuing operations, including interest income and other income, and net of intersegment eliminations, were $5,002,828, compared to $4,650,781 for the second quarter of fiscal 2006, an increase of approximately 8%. For the first six months of fiscal 2007, consolidated revenues from continuing operations were $9,302,090, compared to $9,259,577 for the first six months of fiscal 2006, an increase of less than 1%.
The figures in Chart A are segment revenues from continuing operations, net of intersegment eliminations, and do not include interest income or other income.

CHART A
REVENUES FROM CONTINUING OPERATIONS SUMMARY BY SEGMENT
(Dollars in Thousands)

	Second Quarter Ended		Amount	Percent	Six Months Ended		Amount	Percent
	October 31,		Increase	Increase	October 31,		Increase	Increase
	2006	2005	(Decrease)	(Decrease)	2006	2005	(Decrease)	(Decrease)

Building Performance Experts (1)	$3,239	$2,845	$394	14	$5,854	$5,864	$(10)	(0)
Real Estate (2)	1,650	1,513	137	9	3,175	3,044	131	4

	$4,889	$4,358	$531	12	$9,029	$8,908	$121	1

NOTES TO CHART A

(1)	Building Performance Experts Segment revenues from continuing operations increased $394,000 or 14% for the second quarter of fiscal 2007, compared to the same period in fiscal 2006, primarily due to:
(a)	an increase in revenues of approximately $250,000 related to lighting projects; and

(b)	an increase of approximately $149,000 related to energy engineering services.
Building Performance Experts Segment revenues from continuing operations decreased $10,000 for the first six months of fiscal 2007, compared to the same period in fiscal 2006, primarily due to:
(a)	the recognition of one-time revenues of approximately $589,000 in the first quarter of fiscal 2006 from a consulting services contract that was substantially performed in prior periods and did not have any associated costs and expenses in the period (see Chart B);
offset by:
(b)	an increase in fiscal 2007 in revenues of approximately $268,000 related to lighting projects; and

(c)	an increase in fiscal 2007 in revenues of approximately $307,000 related to energy engineering services.
(2)	Real estate revenues from continuing operations increased $137,000 or 9% for the second quarter of fiscal 2007, and $131,000 or 4% for the first six months of fiscal 2007, compared to the same periods in fiscal 2006, primarily due to:
(a)	an increase in rental income related to (1) successful leasing activities that led to higher rental revenues of $72,000 and $99,000 for the second quarter and first six months of fiscal 2007, respectively; and (2) rental revenues of $138,000 and $167,000 for the second quarter and first six months of fiscal 2007, respectively, as the result of the purchase of a shopping center in Smyrna, Tennessee, in July 2006.
offset by:
(b)	a decrease in leaseback income of approximately $78,000 and $157,000 for the second quarter and first six months of fiscal 2007, respectively, resulting from the sale in fiscal 2006 of the Company’s former leaseback shopping center located in Bayonet Point, Florida.

The following table indicates the backlog of contracts and rental income for the next twelve months, by industry segment.

	October 31,
	2006	2005
Building Performance Experts (a)	$6,038,000	$5,290,000
Real Estate (b)	6,428,000	5,910,000
Less: Intersegment eliminations (c)	(556,000)	(540,000)

Total Backlog	$11,910,000	$10,660,000

(a)	The increase in Building Performance Experts backlog is primarily due to an increase in lighting upgrade projects, energy engineering contracts, and customers upgrading to the Company’s new proprietary Web/wireless building performance software offerings. Backlog includes some contracts that can be cancelled with less than one year’s notice, and assumes cancellation provisions will not be invoked. The cancellation rate for such contracts in the previous twelve months was approximately 4.1% ($218,121).

(b)	Real Estate backlog increased primarily due to approximately $464,000 of rental revenues related to the shopping center located in Smyrna, Tennessee, acquired by the Company in July 2006, and an increase in net rental revenues of $234,000 related to successful leasing activities at other properties. These increases are offset by a decrease of approximately $180,000 in rental revenues resulting from the sale of the Company’s former leaseback shopping center located in Bayonet Point, Florida, in April 2006. Also, included in Real Estate backlog as of October 31, 2006, is approximately $463,000 related to the Company’s shopping center located in Morton, Illinois, that was sold on November 1, 2006 (see Note 12 – Subsequent Events).

(c)	Represents rental income at the Company’s headquarters building to be paid to the Real Estate Segment by the Parent Company and its other operating segment.
COSTS AND EXPENSES APPLICABLE TO REVENUES
From Continuing Operations
As a percentage of total segment revenues from continuing operations (See Chart A), the total applicable costs and expenses (See Chart B) were 65% and 64% for the second quarters of fiscal 2007 and 2006, respectively, and 64% and 59% for the first six months of fiscal 2007 and 2006, respectively. In reviewing Chart B, the reader should recognize that the volume of revenues generally will affect the amounts and percentages presented.
The figures in Chart B are net of intersegment eliminations.

CHART B
COSTS AND EXPENSES APPLICABLE TO REVENUES
FROM CONTINUING OPERATIONS BY SEGMENT
(Dollars in Thousands)

			Percent of Segment				Percent of Segment
			Revenues for				Revenues for
	Second Quarter Ended		Second Quarter Ended		Six Months Ended		Six Months Ended
	October 31,		October 31,		October 31,		October 31,
	2006	2005	2006	2005	2006	2005	2006	2005

Building Performance Experts (1)	$2,113	$1,771	65	62	$3,830	$3,270	65	56
Real Estate (2)	1,050	1,000	64	66	1,982	1,964	62	65

	$3,163	$2,771	65	64	$5,812	$5,234	64	59

NOTES TO CHART B

1)	On a dollar basis, Building Performance Experts costs and expenses from continuing operations increased $342,000 or 19% for the second quarter of fiscal 2007, and $560,000 or 17% for the first six months of fiscal 2007, compared to the same periods of fiscal 2006, primarily as a result of the increase in revenues.

Building Performance Experts costs and expenses as a percentage of revenues from continuing operations increased 3% for the second quarter of fiscal 2007, compared to the same period of fiscal 2006, primarily due to the changes in the mix of services and products.

Building Performance Experts costs and expenses as a percentage of revenues from continuing operations increased 9% for the first six months of fiscal 2007, compared to the same period of fiscal 2006, primarily due to:
(a)	the absence of associated costs of expenses for the one-time revenue from a consulting services contract in the first quarter of fiscal 2006; and

(b)	changes in the mix of services and products.
2)	On a dollar basis, Real Estate costs and expenses from continuing operations increased $50,000 or 5% for the second quarter of fiscal 2007, compared to the same period of fiscal 2006, primarily due to:
(a)	an increase in rental operating costs and expenses of approximately $115,000 related to the shopping center located in Smyrna, Tennessee, acquired in July 2006; offset by:

(b)	the absence of lease costs of approximately $73,000 as a result of the sale in April 2006 of the Company’s former leaseback shopping center located in Bayonet Point, Florida.
On a dollar basis, Real Estate costs and expenses from continuing operations increased $18,000 for the first six months of fiscal 2007, compared to the same period of fiscal 2006, primarily due to:
(a)	an increase in rental operating costs and expenses of approximately $130,000 related to a shopping center located in Smyrna, Tennessee, acquired in July 2006; and

(b)	an increase in operating expenses of approximately $39,000 primarily for periodic repairs and maintenance at one of the Company’s office properties; offset by:

(c)	the absences of lease cost of approximately $145,000 as a result of the sale in April 2006 of one of the Company’s former leaseback shopping centers located in Bayonet Point, Florida.
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
From Continuing Operations
For the second quarters of fiscal 2007 and 2006, total selling, general and administrative expenses (“SG&A”) from continuing operations, net of intersegment eliminations, were $2,348,229 and $1,993,910 respectively, and as a percentage of consolidated revenues from continuing operations, these expenses were 48% and 46%, respectively. For the first six months of fiscal 2007 and 2006, total SG&A expenses from continuing operations, net of intersegment eliminations, were $4,481,826 and $4,257,910, respectively, and as a percentage of consolidated revenues from continuing operations, these expenses were 50% and 48%, respectively. In reviewing Chart C, the reader should recognize that the volume of revenues generally will affect the amounts and percentages presented. The percentages in Chart C are based upon expenses as they relate to segment revenues from continuing operations (Chart A), except that parent and total expenses relate to consolidated revenues from continuing operations.
CHART C
SELLING, GENERAL AND ADMINSTRATIVE EXPENSES
FROM CONTINUING OPERATIONS BY SEGMENT
(Dollars in Thousands)

			Percent of Segment				Percent of Segment
			Revenues for				Revenues for
	Second Quarter Ended		Second Quarter Ended		Six Months Ended		Six Months Ended
	October 31,		October 31,		October 31,		October 31,
	2006	2005	2006	2005	2006	2005	2006	2005

Building Performance Experts (1)	$1,066	$1,072	33	38	$2,221	$2,173	38	37
Real Estate (2)	254	186	15	12	461	449	15	15
Parent (3)	1,028	736	21	17	1,800	1,636	20	18

	$2,348	$1,994	48	46	$4,482	$4,258	50	48

NOTES TO CHART C

(1)	Building Performance Experts SG&A expense as a percentage of revenues from continuing operations decreased for the second quarter of fiscal 2007, compared to the same period of fiscal 2006, primarily due to the related increase in revenues and SG&A expenses remaining constant.

On a dollar basis, Building Performance Experts SG&A expense from continuing operations for the first six months of fiscal 2007, increased $48,000 or 2%, compared to the same period of fiscal 2006, primarily due to an increase in sales and marketing efforts.

(2)	On a dollar basis, Real Estate SG&A expense from continuing operations in the second quarter of fiscal 2007, increased $68,000 or 37%, compared to the same period of fiscal 2006, primarily due to an increase in consulting fees of approximately $20,000 and an increase in legal and professional fees of approximately $41,000 related to transaction activity.

(3)	On a dollar basis and as a percentage of revenues from continuing operations, Parent SG&A expenses from continuing operations, increased $292,000 or 40% and $164,000 or 10% in the second quarter and for the first six months of fiscal 2007, respectively, compared to the same periods of fiscal 2006, primarily due to:
(a)	an increase in consulting fees of approximately $80,000 related to the sales and marketing efforts for the Company for both the second quarter and first six months of fiscal 2007; and

(b)	an increase in personnel related costs of approximately $216,000 and $98,000 for the second quarter and first six months of fiscal 2007, respectively.
Liquidity and capital resources
Between April 30, 2006, and October 31, 2006, working capital decreased by approximately $786,000. Operating activities used cash of approximately $2,434,000 primarily due to:
(a)	the deposit into escrow the prepayment of a loan cost of approximately $407,000 related to the sale of the Company’s shopping center located in Morton, Illinois;

(b)	a net increase in accounts receivable and costs and earnings in excess of billings of approximately $685,000 primarily due to the timing of billing and receipt of payments;

(c)	a decrease in trade and subcontractors payables, accrued expenses, billings in excess of costs and earnings, and other liabilities of approximately $527,000 due to the timing and submission of payments;

(d)	cash payments of $279,000 related to the incentive compensation generated by the successful achievement of Company-wide earnings and performance goals in fiscal 2006; and

(e)	current year losses from continuing operations.
Investing activities used cash of approximately $2,315,000 primarily due to:
(a)	the purchase of the shopping center located in Smyrna, Tennessee, for approximately $5,270,000 to complete the Company’s tax-free exchange under Internal Revenue Code Section 1031. The acquisition used the proceeds of approximately $3,241,000 from the sale of the Company’s former medical office building, which proceeds had been held in escrow by a qualified third party intermediary at April 30, 2006, and interim bank financing for the balance of $2.6 million (see financing activities below);

(b)	additions to income-producing properties of $196,000 primarily related to tenant and building improvements; and

(c)	additions to intangible assets of $496,000 primarily related to new software development efforts for the Company’s proprietary Web/wireless software.
offset by:
(d)	the release of approximately $419,000 previously held in escrow for the intended purpose of purchasing a replacement property as part of an Internal Revenue Code Section 1031 federal tax deferred exchange for the Company’s former leaseback shopping center located in Bayonet Point, Florida, which was sold in April 2006, as the Company did not use these funds to purchase a replacement property.
Financing activities provided cash of $3,183,000 primarily due to:
(a)	the proceeds from the permanent loan of $4,100,000 on the Company’s shopping center located in Smyrna, Tennessee, which replaced the interim bank loan of $2,600,000;
offset by:
(b)	scheduled principal payments of mortgage notes and other long-term debt of approximately $529,000; and

(c)	payment of two regular quarterly cash dividends to shareholders of approximately $255,000.

On September 8, 2006, the Company replaced its interim bank loan of $2.6 million with a permanent loan in the amount of $4.1 million. The loan bears interest at 6.26% with interest only payments for the first twelve months, and then the loan will be amortized using a 30 year amortization period until it matures on October 1, 2016. The new loan provided additional cash to the Company of approximately $1.527 million.
The Company anticipates that its existing cash balances, equity, potential proceeds from sales of real estate, potential cash flows provided by financing or refinancing of debt obligations, and cash flows generated from operations will, for the foreseeable future, provide adequate liquidity and financial flexibility to meet the Company’s needs to fund working capital, capital expenditures, debt service, and investment activities.
Critical Accounting Policies
A critical accounting policy is one which is both important to the portrayal of the Company’s financial position and results of operations, and requires the Company to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying consolidated financial statements and related notes. In preparing these financial statements, the Company has made its best estimates and used its best judgments regarding certain amounts included in the financial statements, giving due consideration to materiality. The application of these accounting policies involves the exercise of judgment and the use of assumptions regarding future uncertainties, and as a result, actual results could differ from those estimates. Management believes that the Company’s most critical accounting policies include:
Revenue Recognition
Revenues derived from implementation, training, support and base service license fees from customers accessing the Company’s proprietary building performance software on an application service provider (ASP) basis follow the provisions of Securities and Exchange Commission Staff Accounting Bulletin (“SAB”) 104, Revenue Recognition. For these sources of revenues, the Company recognizes revenue when all of the following conditions are met: there is persuasive evidence of an arrangement; service has been provided to the customer; the collection of fees is probable; and the amount of fees to be paid by the customer is fixed and determinable. The Company’s license arrangements do not include general rights of return. Revenues are recognized ratably over the contract terms beginning on the commencement date of each contract. Amounts that have been invoiced are recorded in accounts receivable and in revenue or deferred revenue, depending on the timing of when the revenue recognition criteria have been met. Additionally, the Company defers such direct costs and amortizes them over the same time period as the revenue is recognized.
Energy engineering and consulting services are accounted for separately and are recognized as the services are rendered in accordance with SAB 104. Sales of proprietary client services computer software solutions and hardware products are recognized when products are sold.
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
The Company leases space in its income-producing properties to tenants and recognizes minimum base rentals as revenue on a straight-line basis over the lease term. The lease term usually begins when the tenant takes possession of, or controls the physical use of, the leased asset. Generally, this occurs on the lease commencement date. In determining what constitutes the leased asset, the Company evaluates whether the Company or the tenant is the owner of the improvements. If the Company is the owner of the improvements, then the leased asset is the finished space. In such instances, revenue recognition begins when the tenant takes possession of the finished space, typically when the improvements are substantially complete. If the Company concludes that the improvements belong to the tenant, then the leased asset is the unimproved space, and any improvement allowances funded under the lease are treated as lease incentives that reduce the revenue recognized over the term of the lease. In these circumstances, the Company begins revenue recognition when the tenant takes possession of the unimproved space. The Company considers a number of different factors in order to evaluate who owns the improvements. These factors include (1) whether the lease stipulates the terms and conditions of how an improvement allowance may be spent; (2) whether the tenant or the Company retains legal title to the improvements; (3) the uniqueness of the improvements; (4) the expected economic life of the improvements relative to the length of the lease; and (5) who constructs or directs the construction of the improvements. The determination of who owns the improvements is subject to significant judgment. In making the determination, the Company considers all of the above factors; however, no one factor is determinative in reaching a conclusion. Certain leases may also require tenants to pay additional rental amounts as partial reimbursements for their share of property operating and common area expenses, real estate taxes, and insurance, which are recognized when earned. In addition, certain leases require retail tenants to pay incremental rental amounts, which are contingent upon their store sales. These percentage rents are recognized only if and when earned and are not straight-lined.
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
Valuation of Goodwill and Other Intangible Assets
Goodwill and intangible assets with indefinite lives are reviewed for impairment on an annual basis or whenever events or changes in circumstances indicate that the carrying basis of an asset may not be recoverable. The recoverability of assets to be held and used is measured by a comparison of the carrying basis of the asset to the future net discounted cash flows expected to be generated by the asset. If an asset is determined to be impaired, the impairment to be recognized is determined by the amount by which the carrying amount of the asset exceeds the asset’s estimated fair value. Assets to be disposed of are reported at the lower of their carrying basis or estimated fair value less estimated costs to sell. The most significant assumptions in the impairment analysis are estimated future revenue growth, estimated future profit margins and discount rate. The Company estimates future revenue growth by utilizing several factors, which include revenue currently in backlog, commitments from long standing customers, targeted revenue from qualified prospects, and revenues expected to be generated from new sales or marketing initiatives. The discount rate is determined by an average cost of the Company’s equity and debt.
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
Discontinued Operations
The Company adopted SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, effective in fiscal 2003, which requires, among other things, that the gains and losses from the disposition of certain income-producing real estate assets, and associated liabilities, operating results, and cash flows be reflected as discontinued operations in the financial statements for all periods presented. Although net earnings are not affected, the Company has reclassified results that were previously included in continuing operations as discontinued operations for qualifying dispositions under SFAS 144.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in the Company’s market risk since April 30, 2006. Refer to the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2006, for detailed disclosures about quantitative and qualitative disclosures about market risk.
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
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
At the Company’s Annual Meeting of Shareholders, held on September 13, 2006, the shareholders voted upon and approved the nominees for the Board of Directors. The voting was as follows:

DIRECTORS	VOTES FOR	VOTES WITHHELD
Alan R. Abrams	2,903,824	269,448
David L. Abrams	2,120,289	1,052,893
J. Andrew Abrams	2,903,384	269,888
Samuel E. Allen	3,066,472	106,800
Gilbert L. Danielson	3,066,362	106,910
Melinda S. Garrett	2,907,471	265,801
Robert T. McWhinney, Jr.	3,067,412	105,860
ITEM 5. OTHER INFORMATION
On December 13, 2006, in consideration of the need to make more shares available under the 2000 Stock Award Plan for equity awards to motivate and retain key employees, the Company's Chief Executive Officer and Executive Vice President voluntarily elected to forfeit 37,500 and 12,500 stock option awards previously granted, respectively.
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

SERVIDYNE, INC. (Registrant)
Date: December 15, 2006	/s/ Alan R. Abrams
Alan R. Abrams
Chief Executive Officer

Date: December 15, 2006	/s/ Mark J. Thomas
Mark J. Thomas
Chief Financial Officer