Form 10-Q/A
period 2006-10-31
SERVIDYNE, INC.
filed 2007-03-14
CIK 1923

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A
QUARTERLY REPORT
AMENDMENT NO. 1

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
Large accelerated filer ☐           Accelerated Filer ☐           Non-accelerated filer ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐      No ☒
The number of shares of $1.00 par value Common Stock of the Registrant outstanding as of February 28, 2007, was 3,527,170.

EXPLANATORY NOTE
     This Amendment No. 1 to the Quarterly Report on Form 10-Q for the quarter ended October 31, 2006 of Servidyne, Inc. (the “Company”) is filed solely to include the information set forth in Part II, Item 2 below in such report, which information was inadvertently omitted from the original filing of this report.
* * * * * * *
PART II. OTHER INFORMATION
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities
			Total Number of
			Shares Purchased as	Maximum Number of
			Part of Publicly	Shares That May Be
	Total Number of	Average Price Paid	Announced Plans or	Purchased Under the
Period	Shares Purchased	Per Share	Programs (1)	Plans or Programs
8/1/06-8/31/06	0	N/A	0	50,000
9/1/06-9/30/06	0	N/A	0	50,000
10/1/06-10/31/06	4,900	$4.03	4,900	45,100
Total:	4,900	N/A	4,900	N/A

(1)	All purchases were made pursuant to the Company’s Stock Repurchase Program adopted by the Board of Directors and publicly announced on March 9, 2006, pursuant to which the Company was authorized to purchase up to 50,000 shares of the Company’s Common Stock during the twelve-month period commencing March 9, 2006 and ending March 8, 2007.

The Board has subsequently adopted a replacement Stock Repurchase Program pursuant to which the Company is authorized to purchase up to 50,000 shares of the Company’s Common Stock during the twelve-month period commencing March 8, 2007 and ending March 7, 2008.
ITEM 6. EXHIBITS
31(a) Certification of Chief Executive Officer, pursuant to Rules 13a-14(a)/15d-14(a)

31(b) Certification of Chief Financial Officer, pursuant to Rules 13a-14(a)/15d-14(a)

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SERVIDYNE, INC. (Registrant)
Date: March 14, 2007	/s/ Alan R. Abrams
Alan R. Abrams
Chief Executive Officer

Date: March 14, 2007	/s/ Mark J. Thomas
Mark J. Thomas
Chief Financial Officer

3