Form 10-Q
period 2007-01-31
SERVIDYNE, INC.
filed 2007-03-19
CIK 1923

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
QUARTERLY REPORT
Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934
For the quarter ended January 31, 2007
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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
SERVIDYNE, INC.
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	January 31, 2007	April 30, 2006
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$4,717,491	$7,329,805
Restricted cash	—	418,594
Receivables (Note 4)	1,659,362	2,420,368
Less: Allowance for doubtful accounts	(33,211)	(11,061)
Costs and earnings in excess of billings	1,991,723	286,824
Deferred income taxes	622,927	622,927
Note receivables	228,471	902,505
Other	1,315,863	966,454

Total current assets	10,502,626	12,936,416

INCOME-PRODUCING PROPERTIES, net	25,320,395	20,724,917
PROPERTY AND EQUIPMENT, net	871,091	843,204
RESTRICTED CASH	3,706,357	3,241,310
OTHER ASSETS:
Real estate held for future development or sale	1,632,358	1,925,427
Intangible assets, net (Note 8)	3,684,090	3,109,376
Goodwill (Note 8)	5,458,717	5,458,717
Other	4,400,064	4,170,889

	$55,575,698	$52,410,256

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Trade and subcontractors payables	$1,318,596	$705,647
Accrued expenses	1,824,642	2,028,196
Accrued incentive compensation	584,416	471,619
Billings in excess of costs and earnings	68,078	211,676
Current maturities of long-term debt	1,005,626	1,167,192

Total current liabilities	4,801,358	4,584,330

DEFERRED INCOME TAXES	4,328,120	3,710,599
OTHER LIABILITIES	1,992,696	1,879,037
MORTGAGE NOTES PAYABLE, less current maturities	21,673,462	19,806,542
OTHER LONG-TERM DEBT, less current maturities	1,182,500	1,483,000

Total liabilities	33,978,136	31,463,508

COMMITMENTS AND CONTINGENCIES (Note 11)

SHAREHOLDERS’ EQUITY:
Common stock, $1 par value; 5,000,000 shares authorized; 3,695,336 issued and 3,527,170 outstanding at January 31, 2007, 3,695,336 issued and 3,532,180 outstanding at April 30, 2006	3,695,336	3,695,336
Additional paid-in capital	4,843,994	4,803,133
Deferred stock compensation	—	(4,420)
Retained earnings	13,852,851	13,227,076
Treasury stock, common shares; 168,166 at January 31, 2007, and 163,156 at April 30, 2006	(794,619)	(774,377)

Total shareholders’ equity	21,597,562	20,946,748

	$55,575,698	$52,410,256

See accompanying notes to consolidated financial statements.

SERVIDYNE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	THIRD QUARTER ENDED		FIRST NINE MONTHS ENDED
	JANUARY 31,		JANUARY 31,
	2007	2006	2007	2006
REVENUES:
Building performance experts	$3,769,967	$2,896,286	$9,624,034	$8,759,879
Rental income	1,567,835	1,424,227	4,511,354	4,236,636

	5,337,802	4,320,513	14,135,388	12,996,515

Interest	151,457	42,953	327,247	141,044
Other	9,589	64,958	106,625	318,830

	5,498,848	4,428,424	14,569,260	13,456,389

COSTS AND EXPENSES:
Building performance experts	2,636,382	1,643,888	6,465,766	4,913,697
Rental property operating expenses, excluding interest	980,653	1,003,005	2,939,324	2,943,554

	3,617,035	2,646,893	9,405,090	7,857,251

Selling, general and administrative
Building performance experts	1,224,249	1,130,420	3,445,270	3,303,643
Real estate	188,821	179,905	635,387	628,997
Parent	1,113,491	759,749	2,913,528	2,395,344

	2,526,561	2,070,074	6,994,185	6,327,984

Interest costs incurred	492,746	365,077	1,275,260	1,055,214

	6,636,342	5,082,044	17,674,535	15,240,449

GAIN ON SALE REAL ESTATE, net of costs of sale of $0, $85,707, $504,658, and $697,831, respectively	—	184,026	1,545,437	726,156

LOSS BEFORE INCOME TAXES FROM CONTINUING OPERATIONS	(1,137,494)	(469,594)	(1,559,838)	(1,057,904)

INCOME TAX BENEFIT	(432,248)	(178,446)	(592,737)	(402,003)

LOSS FROM CONTINUING OPERATIONS	(705,246)	(291,148)	(967,101)	(655,901)

DISCONTINUED OPERATIONS:
Earnings (loss) from discontinued operations, adjusted for applicable income tax expense (benefit) of $0, ($40,298), $41,010, and ($37,348), respectively	—	(65,750)	66,910	(60,937)
Gain on sale of discontinued operations, adjusted for applicable income tax expense of $1,169,254, $521,230, $1,169,254, and $521,230, respectively	1,907,730	850,428	1,907,730	850,428

EARNINGS FROM DISCONTINUED OPERATIONS	1,907,730	784,678	1,974,640	789,491

NET EARNINGS	$1,202,484	$493,530	$1,007,539	$133,590

NET EARNINGS (LOSS) PER SHARE — BASIC AND DILUTED:
From continuing operations	$(.20)	$(.08)	$(.27)	$(.18)
From discontinued operations	.54	.22	.56	.22

NET EARNINGS PER SHARE — BASIC AND DILUTED	$.34	$.14	$.29	$.04

DIVIDENDS PER SHARE	$.036	$.036	$.108	$.108

WEIGHTED AVERAGE SHARES OUTSTANDING — BASIC AND DILUTED	3,530,290	3,531,409	3,527,170	3,531,003

See accompanying notes to consolidated financial statements.

SERVIDYNE, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(UNAUDITED)

			Additional	Deferred
	Common Stock		Paid-In	Stock	Retained	Treasury
	Shares	Amount	Capital	Compensation	Earnings	Stock	Total

BALANCES at April 30, 2004	3,327,628	$3,327,628	$2,963,874	$(26,855)	$14,412,663	$(679,783)	$19,997,527

Net earnings	—	—	—	—	1,800,358	—	1,800,358
Common stock issued	29,973	29,973	104,108	(39,175)	—		94,906
Stock compensation expense	—	—	—	51,868	—	(5,159)	46,709
Cash dividends declared - $.29 per share (adjusted for subsequent stock dividend)	—	—	—	—	(1,026,089)	—	(1,026,089)

BALANCES at April 30, 2005	3,357,601	3,357,601	3,067,982	(14,162)	15,186,932	(684,942)	20,913,411

Net earnings	—	—	—	—	525,766	—	525,766
Common stock issued	1,800	1,800	6,660	(8,460)	—		—
Stock compensation expense	—	—	—	18,202	—	(1,871)	16,331
Stock option exercise	732	732	2,196				2,928
Cash dividends declared - $.14 per share (adjusted for subsequent stock dividend)	—	—	—	—	(511,688)	—	(511,688)
Stock dividend declared - 10% at market value on date declared	335,203	335,203	1,726,295	—	(1,973,934)	(87,564)	—

BALANCES at April 30, 2006	3,695,336	3,695,336	4,803,133	(4,420)	13,227,076	(774,377)	20,946,748

Net earnings	—	—	—	—	1,007,539	—	1,007,539
Common stock acquired						(19,747)	(19,747)
Stock compensation expense	—	—	40,861	4,420		(495)	44,786
Cash dividends declared - $.108 per share	—	—	—	—	(381,764)	—	(381,764)

BALANCES at January 31, 2007	3,695,336	$3,695,336	$4,843,994	$—	$13,852,851	$(794,619)	$21,597,562

See accompanying notes to consolidated financial statements.

SERVIDYNE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	FIRST NINE MONTHS ENDED
	JANUARY 31,
	2007	2006
CONTINUING OPERATIONS:
Cash flows from operating activities:
Net earnings	$1,007,539	$133,590
Income from discontinued operations, net of tax	(1,974,640)	(789,491)
Adjustments to reconcile net earnings to net cash used in operating activities:
Gain on sale of real estate	(1,545,437)	(726,156)
Depreciation and amortization	1,246,943	1,009,301
Deferred tax benefit	(592,737)	(134,236)
Provision for (recovery of) doubtful accounts, net	45,650	(57,100)
Stock compensation expense	44,786	—
Cash surrender value	(68,626)	(66,110)
Straight-line rent adjustment	(42,584)	(34,484)
Changes in assets and liabilities:
Receivables	641,026	(31,909)
Costs and earnings in excess of billings	(1,704,899)	60,169
Note receivables	674,034	(510,497)
Other current assets	(349,409)	87,427
Other assets	6,706	(33,711)
Trade and subcontractors payable	612,949	229,237
Accrued expenses	(239,571)	(107,809)
Accrued incentive compensation	112,797	(1,089,369)
Billings in excess of costs and earnings	(143,598)	(137,717)
Other liabilities	(34,512)	(67,136)

Net cash used in operating activities	(2,303,583)	(2,266,001)

Cash flows from investing activities:
Release of restricted cash held in escrow	418,594	8,272,399
Deposit of cash proceeds from sale of real estate held in escrow	(3,706,357)	—
Proceeds from sale of real estate	1,867,052	881,177
Additions to income-producing properties, net	(267,823)	(640,715)
Additions to property and equipment, net	(171,054)	(190,059)
Additions to intangible assets, net	(706,655)	(649,754)
Additions to real estate held for sale or future development	(28,546)	—
Acquisition, net of cash released from escrow	(1,870,447)	—

Net cash (used in ) provided by investing activities	(4,465,236)	7,673,048

Cash flows from financing activities:
Debt proceeds	6,700,000	—
Debt repayments	(749,916)	(771,174)
Mortgage repayment	(2,600,000)	—
Repurchase of Common Stock	(19,747)	—
Deferred loan costs paid	(113,696)	—
Cash received on stock option exercise	—	2,928
Cash dividends	(381,764)	(384,560)

Net cash provided by (used in) financing activities	2,834,877	(1,152,806)

DISCONTINUED OPERATIONS:
Operating activities	111,531	(445,701)
Investing activities	3,134,785	2,048,866
Financing activities	(1,924,688)	(3,011,321)

Net cash provided by (used in) discontinued operations	1,321,628	(1,408,156)

Net (decrease) increase in cash and cash equivalents	(2,612,314)	2,846,085
Cash and cash equivalents at beginning of period	7,329,805	1,402,645

Cash and cash equivalents at end of period	$4,717,491	$4,248,730

See accompanying notes to consolidated financial statements.

SERVIDYNE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2007, AND APRIL 30, 2006
(UNAUDITED)
NOTE 1. ORGANIZATION AND BUSINESS
Servidyne, Inc. (formerly “Abrams Industries, Inc.,” together with its subsidiaries, the “Company”) was organized under Delaware law in 1960. In 1984, the Company changed its state of incorporation from Delaware to Georgia. The Company (i) provides building performance expert services to owners and operators of commercial real estate; and (ii) engages in commercial real estate investment and development.
Prior to this fiscal year, the Company reported on three segments: Energy Facilities and Solutions, Energy Services, and Real Estate. In the first quarter of fiscal 2007, the Company combined the operations of the Energy Facilities and Solutions and Energy Services Segment into one integrated segment, Building Performance Experts. This segment provides comprehensive energy, infrastructure and productivity management services to owners and operators of commercial real estate.
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
Prior to the adoption of SFAS 123(R), the Company accounted for equity-based compensation under the provisions and related interpretations of Accounting Principles Board (“APB”) 25, Accounting for Stock Issued to Employees. Accordingly, the Company was not required to record compensation expense when stock options were granted to employees as long as the exercise price was no less than the fair value of the stock at the grant date. Under SFAS 123, Accounting for Stock-Based Compensation, as amended by SFAS 148, Accounting for Stock-Based Compensation — Transition and Disclosure, the

Company continued to follow the guidance of APB 25, but provided pro forma disclosures of net earnings and net earnings per share as if the Company had adopted the provisions of SFAS 123. The Company computed the value of all stock option awards granted for the quarter ended January 31, 2006, using the Black-Scholes option pricing model. If the Company had accounted for its stock-based compensation awards in accordance with SFAS 123, pro forma results for the quarter and nine month periods ended January 31, 2006, would have been as follows:

	Quarter Ended	Nine Months Ended
	January 31, 2006	January 31, 2006
Net earnings, as reported	$493,530	$133,590
Add: Stock-based compensation	4,913	21,000
Deduct: Total stock-based compensation expense as determined under fair value based method for all awards, net of related tax effects	(20,184)	(78,869)
Add: Forfeitures, net of related tax effects	—	9,659

Pro forma net earnings	$478,259	$85,380

Net earnings per share:
Basic and diluted — as reported	$0.14	$0.04

Basic and diluted — pro forma	$0.14	$0.02

The Company has three outstanding types of equity-based incentive compensation instruments in effect with employees, non-employee directors and outside consultants: stock options, stock appreciation rights and restricted stock.
For the third quarter and first nine months ended January 31, 2007, the Company’s net earnings includes $22,150 and $44,786, respectively, of total equity-based compensation expense, and $8,417 and $17,019, respectively, of related income tax benefits. All of this expense was included in selling, general and administrative expense in the consolidated statements of operations for both periods.
Stock Options
A summary of stock options activity for the nine months ended January 31, 2007, is as follows:

		Weighted
	Options to	Average
	Purchase	Exercise
	Shares	Price
Outstanding at April 30, 2006	757,390	$4.68
Granted	—	—
Exercised	—	—
Forfeited	(171,993)	4.71

Outstanding at January 31, 2007	585,397	$4.67

Vested at January 31, 2007	585,397	$4.67

None of the stock options were “in-the-money” as of January 31, 2007.

A summary of information about all stock options outstanding as of January 31, 2007, is as follows:

		Weighted Average
	Number of	Remaining
Exercise	Outstanding and	Contractual
Price	Exercisable Options	Life (Years)
$4.64	508,008	5.55
$4.77	4,400	8.39
$4.82	63,800	8.15
$5.45	9,189	7.38
Stock Appreciation Rights
The Company awarded 312,000 stock appreciation rights (“SARs”) on June 26, 2006, and 249,000 SARs on December 6, 2006. Before the current fiscal year, the Company had not previously awarded SARs. The SARs will vest over a five-year period in which 30% of the SARs will vest at the end of year three, 30% will vest at the end of year four and 40% will vest at the end of year five, with an early vesting provision through which 100% of the SARs would vest if the Company’s stock price closes at or above $20 per share for ten consecutive business days. A summary of SARs activity for the nine months ended January 31, 2007, is as follows:

		Weighted
	SARs to	Average
	Purchase	Exercise
	Shares	Price
Outstanding at April 30, 2006	—	$—
Granted	561,000	4.07
Exercised	—	—
Forfeited	(96,000)	4.13

Outstanding at January 31, 2007	465,000	$4.06

Vested at January 31, 2007	—	$—

The Company estimates the fair value of each SARs grant on the date of grant using the Black-Scholes option-pricing model. The risk free interest rate utilized in the Black-Scholes calculation is the interest rate on the U.S. Treasury Bill having the same maturity as the expected life of the Company’s SARs awards. Expected life of the SARs granted was based on the estimated holding period of the SARs award. Expected volatility is based on the historical volatility of the Company’s stock over the preceding five year period using the month-end stock price. The SARs granted had the following weighted average assumptions and fair value:

Expected life (years)	5
Dividend yield	3.19%
Expected stock price volatility	36.17%
Risk free interest rate	4.81%
Fair value of SARs granted	$0.77
The Company’s net earnings for the third quarter and nine months ended January 31, 2007, includes $21,149 and $42,316, respectively, of equity-based compensation expense related to the vesting of SARs. Related income tax benefits were $8,037 and $16,080 for the third quarter and nine months ended January 31, 2007, respectively. All of this expense was included in selling, general and administrative expenses in the consolidated statement of operations.

Shares of Restricted Stock
Periodically, the Company has awarded shares of restricted stock to employees, non-employees, directors and outside consultants. The awards were previously accounted for under APB No. 25, recorded at fair market value on the date of grant as deferred compensation expense, and compensation expense was recognized over the vesting period on a straight-line basis, net of forfeitures. Upon adoption of SFAS 123(R), $4,420 of deferred compensation expense related to the Company’s shares of restricted stock was reclassified to additional paid in capital. As of January 31, 2007, there was a total of $1,001 of unrecognized compensation cost related to shares of restricted stock which will be recognized over the ensuing three months. For the quarters ended January 31, 2007, and January 31, 2006, restricted stock equity-based compensation expense related to the vesting of shares of restricted stock was $1,001 and $1,849, respectively. In the nine months ended January 31, 2007, and January 31, 2006, equity-based compensation expense related to the vesting of shares of restricted stock was $2,990 and $14,418, respectively. The following table summarizes restricted stock activity for the nine months ended January 31, 2007:

		Weighted
	Number of	Weighted Average
	Restricted	Grant Date
	Shares of Stock	Fair Value
Non-vested restricted stock at April 30, 2006	3,430	$4.68
Granted	—	—
Vested	(2,420)	4.95
Forfeited	(110)	4.95

Non-vested restricted stock at January 31, 2007	900	$4.45

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
Real Estate Sales of Income-Producing Properties
The Company is in the business of creating long-term value by periodically realizing gains through the sale of existing real estate assets, and then redeploying its capital by reinvesting the proceeds from such sales. Effective as of fiscal 2003, the Company adopted SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which requires, among other things, that the operating results of certain income-producing assets, sold subsequent to April 30, 2002, be included in discontinued operations in the statements of operations for all periods presented. The Company classifies an asset as held for sale when the asset is under a binding sales contract with minimal contingencies, and the buyer is materially at risk if the buyer fails to complete the transaction. However, each potential transaction is evaluated based on its separate facts and circumstances. Pursuant to this standard, as of January 31, 2007, the Company had no income-producing properties that were classified as held for sale.
On January 30, 2006, the Company sold its professional medical office building located in Douglasville, Georgia, and recognized a pre-tax gain of approximately $1.37 million.

On November 1, 2006, the Company sold its owned shopping center located in Morton, Illinois, and recognized a pre-tax gain of approximately $3.1 million. As a result of these transactions, the Company’s financial statements have been prepared with the results of operations and cash flows of these sold properties shown as discontinued operations. All historical statements have been restated in accordance with SFAS 144. Summarized financial information for discontinued operations for the third quarter and nine month periods ended January 31, 2007, and January 31, 2006, is as follows:

	Third Quarter Ended		Nine Months Ended
	January 31,		January 31,
	2007	2006	2007	2006

REVENUES:
Construction	$—	$—	$—	$—
Rental properties	—	292,287	231,613	859,284
Interest Income & Other	—	(18,771)	—	1,277

Total revenues	—	273,516	231,613	860,561

COSTS AND EXPENSES:
Construction cost and expenses	—	—	—	(25,964)
Rental properties operating expenses, including depreciation	—	76,489	23,599	250,521
Interest expense	—	247,616	85,893	462,449
Depreciation	—	56,842	—	170,525
Selling, general & administrative	—	(1,383)	14,201	101,315

Total costs and expenses	—	379,564	123,693	958,846

Earnings (loss) from discontinued operations	—	(106,048)	107,920	(98,285)
Income tax expense (benefit)	—	(40,298)	41,010	(37,348)

Earnings (loss) from discontinued operations, net of tax	—	(65,750)	66,910	(60,937)

Gain on sale of real estate	3,076,984	1,371,658	3,076,984	1,371,658
Income tax expense	1,169,254	521,230	1,169,254	521,230

Gain on sale of real estate, net of tax	1,907,730	850,428	1,907,730	850,428

Earnings from discontinued operations, net of tax	$1,907,730	$784,678	$1,974,640	$789,491

NOTE 6. OPERATING SEGMENTS
In the prior fiscal year, the Company reported operating results in three segments: Energy Facilities and Solutions, Energy Services and Real Estate. As of the beginning of the current fiscal year, the Company has combined the operations of the former Energy and Facilities Solutions Segment and the former Energy Services Segment into one integrated segment, Building Performance Experts. All prior year amounts in the accompanying financial statements reflect the restatement of the two former segments so that they are consistent with the current year presentation. The table below shows selected financial data on a segment basis. Net earnings is defined as total revenues less operating expenses, including depreciation, interest, and income taxes. In this presentation, management fee expense charged by the Parent Company is not shown in the Segments.

	Building
For the Quarter Ended	Performance	Real Estate
January 31, 2007	Experts	(1)	Parent	Eliminations	Consolidated

Revenues from unaffiliated customers	$3,769,967	$1,567,835	$—	$—	$5,337,802
Interest and other income (expense)	(1,022)	297,672	26,622	(162,226)	161,046
Intersegment revenue	—	127,119	—	(127,119)	—

Total revenues from continuing operations	$3,768,945	$1,992,626	$26,622	$(289,345)	$5,498,848

Net earnings (loss)	$(227,509)	$2,209,558	$(783,061)	$3,496	$1,202,484

	Building
For the Quarter Ended	Performance	Real Estate
January 31, 2006	Experts	(1)	Parent	Eliminations	Consolidated

Revenues from unaffiliated customers	$2,896,286	$1,693,960	$—	$—	$4,590,246
Interest and other income	24,545	254,810	10,948	(182,392)	107,911
Intersegment revenue	—	134,613	—	(134,613)	—

Total revenues from continuing operations	$2,920,831	$2,083,383	$10,948	$(317,005)	$4,698,157

Net earnings (loss)	$(70,919)	$1,106,749	$(547,322)	$3,497	$492,005

	Building
For the Nine Months Ended	Performance	Real Estate
January 31, 2007	Experts	(1)	Parent	Eliminations	Consolidated

Revenues from unaffiliated customers	$9,624,034	$6,561,354	$—	$—	$16,185,388
Interest and other income	53,827	942,030	79,139	(641,124)	433,872
Intersegment revenue	—	377,858	—	(377,858)	—

Total revenues from continuing operations	$9,677,861	$7,881,242	$79,139	$(1,018,982)	$16,619,260

Net earnings (loss)	$(646,419)	$3,739,946	$(2,096,478)	$10,490	$1,007,539

	Building
For the Nine Months Ended	Performance	Real Estate
January 31, 2006	Experts	(1)	Parent	Eliminations	Consolidated

Revenues from unaffiliated customers	$8,759,879	$5,660,623	$—	$—	$14,420,502
Interest and other income	35,808	827,428	24,588	(427,950)	459,874
Intersegment revenue	—	396,506	—	(396,506)	—

Total revenues from continuing operations	$8,795,687	$6,884,557	$24,588	$(824,456)	$14,880,376

Net earnings (loss)	$(92,130)	$1,901,083	$(1,631,518)	$(3,838)	$173,597

(1)	The Company is in the business of creating long-term value by periodically realizing gains through the sale of income-producing properties and the sale of real estate held for future development or sale; therefore, in this presentation the Real Estate Segment’s net earnings includes earnings from discontinued operations, pursuant to SFAS 144, that resulted from the sales of certain income-producing properties, and earnings included in continuing operations that resulted from the gain on sale of certain other real estate assets.
The following is a reconciliation of segment revenues shown in the table above to consolidated revenues on the statements of operations for the quarters and nine month periods ended January 31, 2007, and January 31, 2006:

	Quarter Ended		Nine Months Ended
	January 31,		January 31,
	2007	2006	2007	2006

Consolidated Segment revenues	$5,498,848	$4,698,157	$16,619,260	$14,880,376
Revenues on sales of real estate held for sale	—	(269,733)	(2,050,000)	(1,423,987)

Total consolidated revenues	$5,498,848	$4,428,424	$14,569,260	$13,456,389

     The following is a reconciliation of segment net earnings shown in the table on the previous page to consolidated net earnings on the statements of operations for the quarters and nine month periods ended January 31, 2007, and January 31, 2006:

	Quarter Ended		Nine Months Ended
	January 31,		January 31,
	2007	2006	2007	2006

Consolidated Segment net earnings	$1,202,484	$492,005	$1,007,539	$173,597
Discontinued Construction Segment net earnings (loss)	—	1,525	—	(40,007)

Consolidated net earnings	$1,202,484	$493,530	$1,007,539	$133,590

NOTE 7. EARNINGS PER SHARE
Basic earnings per share is computed by dividing net earnings by the weighted average shares outstanding during the reporting period. Diluted earnings per share is computed giving effect to dilutive stock equivalents resulting from outstanding stock options, stock warrants and stock appreciation rights. The dilutive effect on the number of common shares for the third quarter of fiscal 2007 and fiscal 2006 was 9,438 and 626 shares, respectively. The dilutive effect on the number of common shares for the first nine months of fiscal 2007 and fiscal 2006 was 837 and 67,541 shares, respectively. Because the Company had a loss from continuing operations for all periods presented, all stock equivalents were anti-dilutive, and therefore, are excluded when determining the diluted weighted average number of shares outstanding.

NOTE 8. GOODWILL AND OTHER INTANGIBLE ASSETS
The gross carrying amounts and accumulated amortization for all of the Company’s intangible assets as of January 31, 2007, are as follows:

	Gross Carrying	Accumulated
	Amount	Amortization

Intangible assets, subject to amortization:
Proprietary building performance expert software applications	$3,084,696	$1,165,744
Acquired computer software	451,428	425,674
Real estate lease costs	1,553,405	830,256
Customer relationships	218,000	134,493
Deferred loan costs	490,630	278,787
Non-compete agreements	23,948	23,948
Other	28,660	16,482

	$5,850,767	$2,875,384

Intangible assets, not subject to amortization:
Trademark	$708,707	$—

Goodwill	$5,458,717	$—

Aggregate amortization expense for all amortized intangible assets

For the three months ended January 31, 2007	$217,746
For the three months ended January 31, 2006	143,259

For the nine months ended January 31, 2007	543,246
For the nine months ended January 31, 2006	389,406
The Company performed the annual impairment analysis of goodwill and indefinite lived intangible assets for the Building Performance Experts Segment during the quarter as required by SFAS 142. Additionally, the Company performed a sensitivity analysis assuming the discount rate was 100 basis points higher and the growth rate was 30% lower than those used in the initial analysis. The analyses did not result in an impairment for fiscal 2007. As of January 31, 2007, the Company does not believe that any of its goodwill or other intangible assets are impaired.
NOTE 9. ACQUISITIONS
On July 14, 2006, Stewartsboro Crossing, LLC, a newly-formed wholly-owned subsidiary of the Company, acquired a shopping center located in Smyrna, Tennessee. The Company used the net cash proceeds from the sale of its former medical office building, which proceeds had been held in escrow by a qualified third party intermediary, as well as interim bank financing, to purchase the income-producing property for approximately $5.27 million, including the costs associated with completing the transaction. A permanent mortgage, replacing the interim bank financing, was subsequently put in place as discussed below. The acquisition was structured in order to qualify the sale and acquisition as a tax deferred exchange under Internal Revenue Code Section 1031.

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
On September 8, 2006, the Company replaced its interim bank loan of $2.6 million with a permanent loan in the amount of $4.1 million. The loan bears interest at 6.26% with interest only payments for the first twelve months, and then the loan will be amortized using a 30-year amortization schedule until it matures on October 1, 2016.
NOTE 10. DISPOSITIONS
On August 29, 2006, the Company sold its former manufacturing and warehouse facility located in downtown Atlanta, Georgia, for a sale price of $2,050,000, resulting in a pre-tax gain on the sale of approximately $1,545,000. After selling expenses, the sale generated cash proceeds of approximately $1,867,000. This sale is recorded in continuing operations on the accompanying consolidated statements of operations as gain on sale of real estate, net of costs of sale. The Company used the net proceeds from this sale to acquire an additional income producing property, in order to qualify the sale and acquisition under Internal Revenue Code Section 1031 for federal income tax deferral. See Note 12 – Subsequent Events.
On November 1, 2006, the Company sold its owned shopping center located in Morton, Illinois, for a sales price of $3,550,000, resulting in a pre-tax gain on the sale of approximately $3,076,000. After selling expenses, repayment of the mortgage loan and associated costs, the sale generated cash net proceeds of approximately $1,313,000. This sale is recorded in discontinued operations on the accompanying consolidated statements of operations. The Company used the net cash proceeds from this sale to acquire an additional income producing property, in order to qualify the sale and acquisition under Internal Revenue Code Section 1031 for federal income tax deferral see Note 12 — Subsequent Events.
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
NOTE 12. SUBSEQUENT EVENTS
On February 12, 2007, Abrams Orange Park, LLC, a newly-formed wholly-owned subsidiary of the Company, acquired the land and building associated with the Company’s leaseback shopping center located in Orange Park, Florida. The Company’s lease with the owner of the land and building was terminated in connection therewith. The Company used net cash proceeds of approximately $1.83 million from the sale of its former manufacturing and warehouse facility, which proceeds had been held in escrow by a qualified third party intermediary, and approximately $970,000 of the Company’s own cash, to purchase the income-producing property for approximately $2.8 million. The acquisition was structured in order to qualify the sale and acquisition as a tax deferred exchange under Internal Revenue Code Section 1031.
On March 12, 2007, the Company closed on the sale of its former leaseback interest in a shopping center located in Richfield, Minnesota, for a sales price of $150,000, resulting in a pre-tax gain and net cash proceeds of approximately $145,000, excluding the costs associated with completing the transaction. The proceeds were placed with a qualified third party intermediary and used to acquire an additional income producing property, in order to qualify the sale and acquisition under Internal Revenue Code Section 1031 for federal income tax deferral.
On March 12, 2007, Newnan Office Plaza, LLC, a newly-formed wholly-owned subsidiary of the Company, acquired an office building located in Newnan, Georgia. The Company used the net cash proceeds from the sale of its former shopping center located in Morton, Illinois, and the sale of its former leaseback interest in a shopping center located in Richfield, Minnesota, which proceeds had been held in escrow by a qualified third party intermediary, as well as interim bank financing, to purchase the income-producing property for approximately $4.2 million, excluding the costs associated with completing the transaction. The acquisition was structured in order to qualify the sale and acquisition as a tax deferred exchange under Internal Revenue Code Section 1031.
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

Results of operations of the third quarter and first nine months of fiscal 2007, compared to the third quarter and first nine months of fiscal 2006
REVENUES From Continuing Operations
For the third quarter of fiscal 2007, consolidated revenues from continuing operations, including interest income and other income, and net of intersegment eliminations, were $5,498,848, compared to $4,428,424 for the third quarter of fiscal 2006, an increase of approximately 24%. For the first nine months of fiscal 2007, consolidated revenues from continuing operations were $14,569,260, compared to $13,456,389 for the first nine months of fiscal 2006, an increase of approximately 8%.
The figures in Chart A are segment revenues from continuing operations, net of intersegment eliminations, and do not include interest income or other income.
CHART A
REVENUES FROM CONTINUING OPERATIONS SUMMARY BY SEGMENT
(Dollars in Thousands)

	Third Quarter Ended				Nine Months Ended
	January 31,		Amount	Percent	January 31,		Amount	Percent
	2007	2006	Increase	Increase	2007	2006	Increase	Increase
Building Performance Experts (1)	$3,770	$2,896	$874	30	$9,624	$8,760	$864	10
Real Estate (2)	1,568	1,424	144	10	4,511	4,237	274	6

	$5,338	$4,320	$1,018	24	$14,135	$12,997	$1,138	9

NOTES TO CHART A
(1)	Building Performance Experts Segment revenues from continuing operations increased $874,000, or 30%, for the third quarter of fiscal 2007, compared to the same period in fiscal 2006, primarily due to:
(a)	an increase in revenues of approximately $764,000 related to lighting projects; and

(b)	an increase of approximately $47,000 related to energy engineering services.
Building Performance Experts Segment revenues from continuing operations increased $864,000, or 10%, for the first nine months of fiscal 2007, compared to the same period in fiscal 2006, primarily due to:
(a)	an increase in fiscal 2007 in revenues of approximately $1,097,000 related to lighting projects;

(b)	an increase in fiscal 2007 in revenues of approximately $355,000 related to energy engineering services;
offset by:
(c)	the absence of one-time revenues in the current year unlike the prior period, when of approximately $656,000 which were recognized in last year’s first quarter of fiscal 2006 from a consulting services contract that was substantially performed in prior periods and did not have any associated costs and expenses incurred in the period (see Chart B)
(2)	Real estate revenues from continuing operations increased $144,000 or 10% for the third quarter of fiscal 2007, and $274,000 or 6% for the first nine months of fiscal 2007, compared to the same periods in fiscal 2006, primarily due to:

(a)	an increase in rental income related to (1) successful leasing activities that led to higher rental revenues of $60,000 and $180,000 for the third quarter and first nine months of fiscal 2007, respectively; and (2) rental revenues of $162,000 and $329,000 for the third quarter and first nine months of fiscal 2007, respectively, as the result of the acquisition of a shopping center in Smyrna, Tennessee, in July 2006.
offset by:
(b)	a decrease in leaseback income of approximately $78,000 and $235,000 for the third quarter and first nine months of fiscal 2007, respectively, resulting from the sale in fiscal 2006 of the Company’s former leaseback shopping center located in Bayonet Point, Florida.
The following table indicates the backlog of contracts and rental income, by industry segment.

	January 31,
	2007	2006
Building Performance Experts (a)	$5,866,000	$5,260,000
Real Estate (b)	6,027,000	5,401,000
Less: Intersegment eliminations ( c )	(560,000)	(544,000)

Total Backlog	$11,333,000	$10,117,000

The Company estimates that the backlog at January 31, 2007, will be completed prior to January 31, 2008, except for approximately $488,000 of Building Performance Expert backlog relating to revenues to be recognized over a contract period of longer than one year.
(a)	The increase in Building Performance Experts backlog is primarily due to an increase of approximately $347,000 in energy engineering contracts and approximately $864,000 of revenues from customers upgrading to the Company’s new proprietary Web/wireless building performance software offerings offset by lower revenues from lighting upgrade projects of approximately $605,000. Backlog includes some contracts that can be cancelled with less than one year’s notice, and assumes cancellation provisions will not be invoked. The cancellation rate for such contracts in the previous twelve months was approximately 8.4% ($452,697). Backlog also includes an awarded lighting job of $1 million in which a signed contract has not been received from a previous customer.
(b)	Real Estate backlog increased primarily as the result of approximately $469,000 of rental revenues related to the shopping center located in Smyrna, Tennessee, acquired by the Company in July 2006, and an increase in net rental revenues of $260,000 related to successful leasing activities at other properties. These increases are offset by a decrease of approximately $103,000 in rental revenues resulting from the sale of the Company’s former leaseback shopping center located in Bayonet Point, Florida, in April 2006. Also, included in Real Estate backlog as of January 31, 2007, is approximately $300,000 related to the Company’s interest in a shopping center located in Richfield, Minnesota, that was sold on March 12, 2007. In addition, the Company acquired an office building located in Newnan, Georgia, on March 12, 2007, that will add approximately $378,000 in backlog that is not included as of January 31, 2007. (See Note 12 — Subsequent Events).
(c)	Represents rental income at the Company’s headquarters building to be paid to the Real Estate Segment by the Parent Company and the Company’s other operating segment.
COSTS AND EXPENSES APPLICABLE TO REVENUES
From Continuing Operations
As a percentage of total segment revenues from continuing operations (See Chart A), the total applicable costs and expenses (See Chart B) were 68% and 61% for the third quarters of fiscal 2007 and 2006, respectively, and 67% and 60% for the first nine months of fiscal 2007 and 2006, respectively. In reviewing Chart B, the reader should recognize that the volume of revenues generally will affect the amounts and percentages presented.
The figures in Chart B are net of intersegment eliminations.
CHART B
COSTS AND EXPENSES APPLICABLE TO REVENUES
FROM CONTINUING OPERATIONS BY SEGMENT
(Dollars in Thousands)

			Percent of Segment				Percent of Segment
			Revenues for				Revenues for
	Third Quarter Ended		Third Quarter Ended		Nine Months Ended		Nine Months Ended
	January 31,		January 31,		January 31,		January 31,
	2007	2006	2007	2006	2007	2006	2007	2006
Building Performance Experts (1)	$2,636	$1,644	70	57	$6,466	$4,914	67	56
Real Estate (2)	981	1,003	63	70	2,939	2,943	65	69

	$3,617	$2,647	68	61	$9,405	$7,857	67	60

NOTES TO CHART B
1)	On a dollar basis, Building Performance Experts costs and expenses from continuing operations increased $992,000, or 60%, for the third quarter of fiscal 2007, and $1,552,000 or 32% for the first nine months of fiscal 2007, compared to the same periods of fiscal 2006, primarily as a result of the increase in revenues.

Building Performance Experts costs and expenses as a percentage of revenue from continuing operations increased for the third quarter of fiscal 2007, compared to the same period of fiscal 2006, primarily due to the changes in the mix of services and products.

Building Performance Experts costs and expenses as a percentage of revenue from continuing operations increased for the first nine months of fiscal 2007, compared to the same period in fiscal 2006, primarily due to:
(a)	the absence of any associated costs and expenses for the one-time revenue from a consulting services contract in the first quarter of fiscal 2006; and

(b)	changes in the mix of services and products.
2)	On a dollar basis, Real Estate costs and expenses from continuing operations decreased $22,000, or 2%, for the third quarter of fiscal 2007, compared to the same period of fiscal 2006, primarily due to:
(a)	the absence of lease costs of approximately $74,000 in the current year as a result of the sale in April 2006 of the Company’s former leaseback shopping center located in Bayonet Point, Florida;

(b)	the absence of common area and maintenance expenses of approximately $54,000 in the current year primarily related to periodic repairs and maintenance performed in fiscal 2006 at one of the Company’s shopping centers; and

(c)	the scheduled reduction of lease costs of approximately $26,000 pursuant to a lease agreement provision at one of the Company’s current leaseback shopping centers located in Davenport, Iowa;
offset by:

(d)	an increase in rental operating costs and expenses of approximately $140,000 related to the shopping center located in Smyrna, Tennessee, acquired in July 2006.
On a dollar basis, Real Estate costs and expenses from continuing operations decreased $4,000, less than 1%, for the first nine months of fiscal 2007, compared to the same period of fiscal 2006, primarily due to:
(a)	the absence of lease costs of approximately $219,000 in the current year as a result of the sale in April 2006 of the Company’s former leaseback shopping center located in Bayonet Point, Florida; and

(b)	the scheduled reduction of lease costs of approximately $72,000 pursuant to a lease agreement provision at the Company’s leaseback shopping center located in Davenport, Iowa;
offset by:
(c)	an increase in rental operating costs and expenses of approximately $240,000 related to the shopping center located in Smyrna, Tennessee, acquired in July 2006; and

(d)	an increase in operating expenses of approximately $38,000 primarily for marketing and leasing expenses at two of the Company’s income-producing properties.
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
From Continuing Operations
For the third quarters of fiscal 2007 and 2006, total selling, general and administrative expenses (“SG&A”) from continuing operations, net of intersegment eliminations, were $2,526,561 and $2,070,074 respectively; as a percentage of consolidated revenues from continuing operations, these expenses were 47% and 48%, respectively. For the first nine months of fiscal 2007 and 2006, total SG&A expenses from continuing operations, net of intersegment eliminations, were $6,994,185 and $6,327,984, respectively, and as a percentage of consolidated revenues from continuing operations, these expenses were 49% for both periods. In reviewing Chart C, the reader should recognize that the volume of revenues generally will affect the amounts and percentages presented. The percentages in Chart C are based upon expenses as they relate to segment revenues from continuing operations (Chart A), except that parent and total expenses relate to consolidated revenues from continuing operations.
CHART C
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
FROM CONTINUING OPERATIONS BY SEGMENT
(Dollars in Thousands)

			Percent of Segment				Percent of Segment
			Revenues for				Revenues for
	Third Quarter Ended		Third Quarter Ended		Nine Months Ended		Nine Months Ended
	January 31,		January 31,		January 31,		January 31,
	2007	2006	2007	2006	2007	2006	2007	2006
Building Performance Experts (1)	$1,224	$1,130	32	39	$3,445	$3,304	36	38
Real Estate (2)	189	180	12	13	635	629	14	15
Parent (3)	1,113	760	22	18	2,914	2,395	21	18

	$2,526	$2,070	47	48	$6,994	$6,328	49	49

NOTES TO CHART C
(1)	Building Performance Experts SG&A expenses as a percentage of revenues from continuing operations decreased for the third quarter of fiscal 2007, compared to the same period of fiscal 2006, primarily because the increase in revenues that did not cause a proportional increase in SG&A expenses.

On a dollar basis, Building Performance Experts SG&A expenses from continuing operations for the third quarter and first nine months of fiscal 2007, increased $94,000 or 8% and $141,000 or 4%, respectively, compared to the same periods of fiscal 2006, primarily due to an increase in sales and marketing efforts.
(2)	On a dollar basis, Real Estate SG&A expenses from continuing operations in the third quarter of fiscal 2007 increased $9,000 or 5%, compared to the same period of fiscal 2006, primarily due to an increase in professional fees of approximately $29,000 offset by a decrease of approximately $19,000 related to operating expenses for the Company’s real estate held for future development or sale.

On a dollar basis, Real Estate SG&A expenses from continuing operations for the first nine months of fiscal 2007 increased $6,000 or 1%, compared to the same period of fiscal 2006, primarily due to an increase in professional fees of $50,000 offset by a decrease of approximately $40,000 related to operating expenses for the Company’s real estate held for future development.
(3)	On a dollar basis and as a percentage of revenue from continuing operations, Parent SG&A expenses in the third quarter of fiscal 2007 increased $353,000 or 46% and for the first nine months of fiscal 2007 increased $519,000 or 22%, compared to the same periods of fiscal 2006, primarily due to:
(a)	an increase in consulting fees of approximately $67,000 and $109,000 primarily related to the sales and marketing efforts for the Company in the third quarter and first nine months of fiscal 2007, respectively; and

(b)	an increase in compensation related costs of approximately $302,000 and $381,000 for the third quarter and first nine months of fiscal 2007, respectively.
Liquidity and capital resources
Between April 30, 2006, and January 31, 2007, working capital decreased by approximately $2,651,000. Operating activities used cash of approximately $2,304,000 primarily for:
(a)	a net increase in accounts receivable, notes receivable, costs and earnings in excess of billings and other current assets of approximately $739,000, primarily due to the timing of billing and receipt of payments;

(b)	cash payments of $484,000 related to the incentive compensation generated by the successful achievement of Company-wide earnings and performance goals in fiscal 2006; and

(c)	current year losses from continuing operations;
offset by:
(d)	a net increase in trade and subcontractors payables, accrued expenses, billings in excess of costs, and other liabilities of approximately $195,000, primarily due to the timing and submission of payments
Investing activities used cash of approximately $4,465,000 primarily for:

(a)	the purchase of the shopping center located in Smyrna, Tennessee, for approximately $5,270,000, completing the Company’s tax deferred exchange under Internal Revenue Code Section 1031. The acquisition used the proceeds of approximately $3,241,000 from the sale of the Company’s former medical office building, which proceeds had been held in escrow by a qualified third party intermediary at April 30, 2006, and interim bank financing for the balance of $2.6 million (see financing activities below);

(b)	the deposit with a qualified intermediary of cash proceeds of approximately $1,720,000 from the sale of the Company’s owned shopping center in Morton, Illinois, in order to qualify the sale for federal income tax deferral under Internal Revenue Code Section 1031;

(c)	additions to income-producing properties of $268,000, primarily related to tenant and building improvements; and

(d)	additions to intangible assets of $707,000, primarily related to new software development efforts for the Company’s proprietary Web/wireless building performance experts software applications;
offset by:
(e)	the release of approximately $419,000 previously held in escrow for the intended purpose of purchasing a replacement property as part of an Internal Revenue Code Section 1031 federal tax deferred exchange for the Company’s former leaseback shopping center located in Bayonet Point, Florida, which was sold in April 2006, as the Company did not use these funds to purchase a replacement property.
Financing activities provided cash of approximately $2,835,000 primarily from:
(a)	net proceeds of $1,500,000 from the permanent loan of $4,100,000 on the Company’s shopping center located in Smyrna, Tennessee, which replaced the interim bank loan of $2,600,000;
offset by:
(b)	scheduled principal payments on mortgage notes and other long-term debt of approximately $750,000; and

(c)	payment of three regular quarterly cash dividends to shareholders totaling approximately $382,000.
Discontinued operations provided cash of $1,322,000 primarily from the sale of the Company’s owned shopping center located in Morton, Illinois.
On September 8, 2006, the Company replaced its interim bank loan of $2.6 million used to purchase its shopping center in Smyrna, Tennessee, with a permanent loan in the amount of $4.1 million. The permanent loan bears interest at 6.26% with interest only payments for the first twelve months, and then the loan will be amortized using a 30-year amortization schedule until it matures on October 1, 2016. The new loan provided additional cash to the Company of approximately $1.527 million.
Effective February 22, 2007, the Company’s retirement agreement with a former officer and director of the Company terminated early due to the death of the retiree. In addition, the Company had a split dollar life insurance policy with a total death benefit of approximately $1,059,000 that insured the former officer and director. The insurance contract calls for the Company to receive the greater of the total premiums paid by the Company during the life of the contract or the amount of the death benefit payable in excess of $600,000. The Company had approximately $672,000 recorded as a long-term other asset on the accompanying balance sheet as of January 31, 2007, in connection with this contract.
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
Revenue Recognition
Revenues derived from implementation, training, support and base service license fees from customers accessing the Company’s proprietary building performance expert software on an application service provider (ASP) basis follow the provisions of Securities and Exchange Commission Staff Accounting Bulletin (“SAB”) 104, Revenue Recognition. For these sources of revenues, the Company recognizes revenue when all of the following conditions are met: there is persuasive evidence of an arrangement; service has been provided to the customer; the collection of fees is probable; and the amount of fees to be paid by the customer is fixed and determinable. The Company’s license arrangements do not include general rights of return. Revenues are recognized ratably over the contract terms beginning on the commencement date of each contract. Amounts that have been invoiced are recorded in accounts receivable and in revenue or deferred revenue, depending on the timing of when the revenue recognition criteria have been met. Additionally, the Company defers such direct costs and amortizes them over the same time period as the revenue is recognized.
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
The Company leases space in its income-producing properties to tenants and recognizes minimum base rentals as revenue on a straight-line basis over the lease term. The lease term usually begins when the tenant takes possession of, or controls the physical use of, the leased asset. Generally, this occurs on the lease commencement date. In determining what constitutes the leased asset, the Company evaluates whether the Company or the tenant is the owner of the improvements. If the Company is the owner of the improvements, then the leased asset is the finished space. In such instances, revenue recognition begins when the tenant takes possession of the finished space, typically when the improvements are substantially complete. If the Company determines that the improvements belong to the tenant, then the leased asset is the unimproved space, and any improvement allowances funded by the Company under the lease are treated as lease incentives that reduce the revenue recognized over the term of the lease. In these circumstances, the Company begins revenue recognition when the tenant takes possession of the unimproved space. The Company considers a number of different factors in order to evaluate who owns the improvements. These factors include (1) whether the lease stipulates the terms and conditions of how an improvement allowance may be spent; (2) whether the tenant or the Company retains legal title to the improvements; (3) the uniqueness of the improvements; (4) the expected economic life of the improvements relative to the length of the lease; and (5) who constructs or directs the construction of the improvements. The determination of who owns the improvements is subject to significant judgment. In making the determination, the Company considers all of the above factors; however, no one factor is determinative in reaching a conclusion. Certain leases may also require tenants to pay additional rental amounts as partial reimbursements for their share of property operating and common area expenses, real estate taxes, and insurance, which are recognized when earned. In addition, certain leases require retail tenants to pay incremental rental amounts, which are contingent upon their store sales. These percentage rents are recognized only if and when earned and are not recognized on a straight-line basis.
Revenue from the sale of real estate assets is recognized when all of the following has occurred: (a) the property is transferred from the Company to the buyer; (b) the buyer’s initial and continuing investment is adequate to demonstrate a commitment to pay for the property; and (c) the buyer has assumed all future ownership risks of the property. Costs of sales related to real estate assets are based on the specific property sold. If a portion or unit of a property is sold, a proportionate share of the total cost of the development or acquisition is charged to cost of sales.
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
Valuation of Goodwill and Other Intangible Assets
Goodwill and intangible assets with indefinite lives are reviewed for impairment on an annual basis or whenever events or changes in circumstances indicate that the carrying basis of an asset may not be recoverable. The recoverability of assets to be held and used is measured by a comparison of the carrying basis of the asset to the future net discounted cash flows expected to be generated by the asset. If an asset is determined to be impaired, the impairment to be recognized is determined by the amount by which the carrying amount of the asset exceeds the asset’s estimated fair value. Assets to be disposed of are reported at the lower of their carrying basis or estimated fair value less estimated costs to sell. The most significant assumptions in the impairment analysis are estimated future revenue growth, estimated future profit margins and discount rate. The Company estimates future revenue growth by utilizing several factors, which include revenue currently in backlog, commitments from long standing customers, targeted revenue from qualified prospects, and revenues expected to be generated from new sales or marketing initiatives. The discount rate is determined by an average cost of the Company’s equity and debt. The Company performed the annual impairment analysis of goodwill and indefinite lived intangible assets for the Building Performance Experts Segment in the quarter ended January 31, 2007, as required by SFAS 142. Additionally, the Company performed a sensitivity analysis assuming the discount rate was 100 basis points higher and the growth rate was 30% lower than those used in the initial analysis. The analyses did not result in an impairment for fiscal 2007. As of January 31, 2007, the Company does not believe that any of its goodwill or other intangible assets are impaired.
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

PART II. OTHER INFORMATION
ITEM 1A. RISK FACTORS
In addition to the other information set forth in this report, the reader should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2006, which could materially affect the business, financial condition or future operating results of the Company. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also could materially affect the Company’s business, financial condition and/or operating results.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
On December 6, 2006, the Company granted Mr. Joel K. Lowery 75,000 stock appreciation rights (“SARs”) as a material inducement for him to join the Company’s subsidiary, Servidyne Systems, LLC, as its Executive Vice President of Sales and Marketing. These SARs are exercisable for shares of the Company’s Common Stock, have an exercise price of $3.98 per share, and have the same 5-year vesting provisions as the recent SARs grants described in Note 3 to the Consolidated Financial Statements included in this Quarterly Report on Form 10-Q. The SARs were not issued in a “sale” to Mr. Lowery within the meaning of the Securities Act of 1933, as amended, but such issuance would have been exempt from registration in any event pursuant to Section 4(2) of such Act.
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

SERVIDYNE, INC. (Registrant)

Date: March 19, 2007	/s/ Alan R. Abrams

Alan R. Abrams
Chief Executive Officer

Date: March 19, 2007	/s/ Mark J. Thomas

Mark J. Thomas
Chief Financial Officer