Form 10-K
period 2007-04-30
SERVIDYNE, INC.
filed 2007-07-19
CIK 1923

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
ANNUAL REPORT
Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934
For the fiscal year ended April 30, 2007

Commission file number 0-10146
SERVIDYNE, INC.
(Exact name of registrant as specified in its charter)

Georgia	58-0522129

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer identification No.)

1945 The Exchange, Suite 300, Atlanta, GA	30339-2029

(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (770) 953-0304
SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of each class:	Name of each exchange on which registered:
Common Stock, $1.00 Par Value Per Share	Nasdaq Global Market
SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
(Title of Class)
None
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
     Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐     NO ☑
     The aggregate market value of Common Stock held by nonaffiliates of the registrant as of October 31, 2006, was $7,165,298. See Part III for a definition of nonaffiliates. The number of shares of Common Stock of the registrant outstanding as of April 30, 2007, was 3,527,070.
DOCUMENTS INCORPORATED BY REFERENCE
     The information called for by Part III (Items 10, 11, 12, 13, and 14) is incorporated herein by reference to the registrant’s definitive proxy statement for the 2007 Annual Meeting of Shareholders which is to be filed pursuant to Regulation 14A.

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
As of the beginning of the fiscal year ended April 30, 2007, the Company combined the operations of the former Energy and Facilities Solutions Segment and the former Energy Services Segment into one integrated segment, Building Performance Expert. As of April 30, 2007, the Company operates through two segments.
Further information on the businesses of the Company’s operating segments is discussed below. Financial information for the segments is set forth in Note 14 to the consolidated financial statements of the Company.
BUILDING PERFORMANCE EXPERT SEGMENT (“BPE”)
The BPE Segment provides comprehensive energy, infrastructure and productivity management solutions to owners and operators of commercial, industrial and institutional real estate. The BPE offerings are strategic building performance programs and services that enable customers to optimize the short-term and long-term financial performance of their building portfolios, while reducing greenhouse gas emissions and improving the satisfaction of their buildings’ occupants. The Company conducts such operations under the names Servidyne Systems, LLC and The Wheatstone Energy Group, LLC. The BPE Segment’s energy, infrastructure and productivity management solutions include the following:
•	The BPE Energy Solution is an integrated energy management program designed to help customers manage utility expenses, reduce energy consumption, and lower greenhouse gas emissions. Major elements of this comprehensive process include: expert energy audits and facility assessments; utility monitoring and energy costs benchmarking; development of strategic energy plans; turn-key design and implementation of energy savings projects; comprehensive preventive maintenance programs of energy consuming equipment; ongoing energy measurement and reporting; and program management.
•	The BPE Infrastructure Solution is a financially-driven strategic process to identify and transform wasteful and inefficient buildings into cost effective and environmentally sustainable facilities. Major elements of this comprehensive program include: expert facility assessments and retro-commissioning of existing systems; infrastructure capital planning; turn-key design and implementation of infrastructure upgrades and energy savings capital projects; ongoing preventive maintenance support; and other strategic services designed to lower facility operating costs and extend the lives of building infrastructures and equipment.
•	The BPE Productivity Solution is a broad-based program designed to help customers optimize the costs of onsite maintenance, improve the efficiency of facility-related workforces, and improve the operating efficiency of building systems and equipment. Major elements of this comprehensive process include: a detailed inventory of all facility assets and assessment of current maintenance practices and organization; the design, implementation and ongoing support of proprietary preventive maintenance and service request Web/wireless systems with integrated utility and maintenance reporting; and technical training.
The BPE Segment focuses its marketing and sales activities on: owners and operators of corporate, commercial office, REIT, hospitality, gaming, retail, industrial, and institutional facilities; national accounts; and energy service companies (ESCOs). The primary geographic focus for the business is the continental United States, although the Company does business internationally as well. Contracts and services are primarily obtained through negotiations with customers, but may also be obtained through competitive bids on larger energy savings and infrastructure upgrade projects.

REAL ESTATE SEGMENT
The Real Estate Segment has engaged in real estate activities since 1960. These activities primarily involve the acquisition, development, redevelopment, leasing, asset management, ownership, and sale of shopping centers in the Southeast and Midwest and office buildings in metropolitan Atlanta, Georgia. The Company uses third-party property managers and leasing agents for all of its multi-tenant properties and one of its two leaseback properties. The Company conducts its real estate operations through its subsidiaries, Abrams Properties, Inc., AFC Real Estate, Inc., and their respective affiliates.
The Company currently owns four shopping centers, two that it developed and two that it acquired, including a shopping center located in Orange Park, Florida, which was originally developed and sold by the Company, leased back to the Company, then subleased to Kmart Corporation, and then re-acquired by the Company in February 2007; and a shopping center located in Smyrna, Tennessee, that the Company acquired in July 2006. The shopping centers are held as long-term investments or will be marketed for sale, as the Company determines to be appropriate. See “ITEM 2. PROPERTIES — Owned Shopping Centers.” In November 2006, the Company sold its former shopping center located in Morton, Illinois, at a gain. The Company is also currently lessee and sublessor of two shopping centers that were developed and sold by the Company, leased back to the Company, and then subleased to Kmart Corporation. See “ITEM 2. PROPERTIES — Leaseback Shopping Centers.” In March 2007, the Company sold its leasehold interest in another such shopping center located in Richfield, Minnesota. In February 2007, the Company re-acquired the land and building in Orange Park, Florida, of which the Company had maintained a leasehold interest; the center is now classified as an owned shopping center. In addition, the Company owns three office properties, including an office building located in Newnan, Georgia, which the Company acquired in March 2007. See “ITEM 2. PROPERTIES — Office Buildings.” The Company also owns two tracts of undeveloped commercially zoned land. See “ITEM 2. PROPERTIES — Real Estate Held for Future Development, Lease, or Sale.” In August 2006, the Company sold its former manufacturing facility located in Atlanta, Georgia, at a gain. In April 2007, the Company sold an outparcel of land located in North Fort Myers, Florida, at a gain. In addition, the Company has entered into a contract to sell: its leasehold interest in a shopping center in Jacksonville, Florida; its leasehold interest in the land and the shopping center located in Columbus, Georgia; and its shopping center located in Orange Park, Florida, each at a gain. The contract specifies a closing date in fiscal 2008. The Company currently intends to use the net proceeds from this sale to acquire a like-kind property in order to qualify the sale and acquisition under the Internal Revenue Code Section 1031 for federal income tax deferral. The sale is subject to customary conditions, and there can be no assurance that the contract will close.
EMPLOYEES AND EMPLOYEE RELATIONS
At April 30, 2007, the Company employed 76 salaried employees and 6 hourly employees. The Company believes that its relations with its employees are good.
SEASONAL NATURE OF BUSINESS
The businesses of the BPE and Real Estate Segments generally are not seasonal. However, certain retail customers of the BPE Segment may choose to delay the implementation of energy savings projects during the peak winter holiday season.
COMPETITION
The industries in which the Company operates are highly competitive. The BPE Segment’s competition is widespread and ranges from multi-national firms to local and regional companies. The Real Estate Segment also operates in a competitive environment, with numerous parties competing for available properties, tenants, capital, and investors.
PRINCIPAL CUSTOMERS
The Company did not have any customer in fiscal 2007 that accounted for more than 10% of the Company’s consolidated revenues and whose loss would have a material adverse effect on the Company. See Note 14 to the consolidated financial statements of the Company for segment information.

BACKLOG
The following table indicates the backlog of contracts and rental income under lease agreements, by segment:

			Increase
	April 30,		(Decrease)
	2007	2006	Amount	Percent

BPE (1)	$9,368,000	$5,890,000	$3,478,000	59

Real Estate (2)	5,981,000	5,479,000	502,000	9
Less: Intersegment Eliminations (3)	(564,000)	(548,000)	(16,000)	3

Total Backlog	$14,785,000	$10,821,000	$3,964,000	37

(1)	The increase in BPE backlog is primarily due to an increase of approximately:
(a)	$1,814,000 or an increase of 188% in energy management services; and

(b)	$1,564,000 or an increase of 72% from infrastructure upgrades and energy saving projects.
The Company’s BPE Segment estimates that the backlog at April 30, 2007, will be recognized prior to April 30, 2008, with the exception of approximately $1,223,000 relating to energy management services revenue to be recognized over a contract period of longer than one year.
Backlog includes some contracts that can be cancelled with less than one year’s notice, and assumes cancellation provisions will not be invoked. The cancellation rate for such contracts included in prior year’s backlog was approximately $194,000.
(2)	Real Estate backlog increased primarily as the result of approximately:
(a)	$469,000 of rental revenues related to the shopping center located in Smyrna, Tennessee, acquired by the Company in July 2006;
(b)	$381,000 of rental revenues related to an office building located in Newnan, Georgia, acquired by the Company in March 2007; and
(c)	an increase in net rental revenues of $49,000 related to successful leasing activities at other properties;
partially offset by:
(d)	approximately $300,000 of rental revenues related to the Company’s leaseback interest in a shopping center located in Richfield, Minnesota, which the Company sold on March 12, 2007; and
(e)	$183,000 of rental revenues as the result of the pending expiration in January 2008 of a third-party lease at the Company’s headquarters’ building located in Atlanta, Georgia.
(3)	Represents rental income at the Company’s headquarters building to be paid to the Real Estate Segment by the Parent Company and the BPE Segment.
Other than noted above, the Company estimates that the backlog at April 30, 2007, will be recognized prior to April 30, 2008. No assurance can be given as to future backlog levels or whether the Company will actually realize earnings from revenues resulting from the backlog existing at April 30, 2007.
REGULATION
The Company is subject to the authority of various federal, state, and local regulatory agencies including, among others, the Occupational Safety and Health Administration and the Environmental Protection Agency. The Company is also subject to local zoning regulations and building codes. Management believes that the Company is in substantial compliance with all governmental regulations. Management believes that the Company’s compliance with federal, state, and local provisions, which have been enacted or adopted for regulating the discharge of materials into the environment, has no material adverse effect upon the capital expenditures, earnings, or competitive position of the Company.
EXECUTIVE OFFICERS OF THE REGISTRANT
The Executive Officers of the Company as of April 30, 2007, were as follows:

Alan R. Abrams (52)	Officer since 1988
Chairman of the Board since April 2006 and a Director of the Company since 1992, Mr. Abrams has been Chief Executive Officer since 1999 and President since 2000. He also served as Co-Chairman of the Board from 1998 to April 2006.

Mark J. Thomas (51)	Officer since 2003
Mr. Thomas has served as Chief Financial Officer since 2003. Prior to joining the Company, he was employed by Paragon Trade Brands (a manufacturing company), serving as Vice President of Finance & Corporate Controller from October 2000 to October 2002.

Melinda S. Garrett (51)	Officer since 1990
A Director of the Company since 1999, Ms. Garrett has served as Secretary since 2000 and Vice President since 2004. She previously served as Chief Financial Officer from 1997 to 2003, and also has served the Company’s subsidiary, Abrams Properties, Inc., as Chief Executive Officer since 2003 and President since 2001.

J. Andrew Abrams (47)	Officer since 1988
A Director of the Company since 1992, Mr. Abrams has been Executive Vice President since April 2006. He served as Co-Chairman of the Board from 1998 to 2006 and Vice President-Business Development from 2000 to April 2006.

M. Todd Jarvis (41)	Officer since 2006
Mr. Jarvis has served the Company’s subsidiary, Servidyne Systems, LLC, as President since March 2006 and Chief Executive Officer since April 2007. He also has served the Company’s subsidiary, The Wheatstone Energy Group, LLC, as President and Chief Executive Officer since March 2006, and was Vice President and Chief Operating Officer from December 2003 to March 2006. Prior to joining the Company, he was employed by The Wheatstone Energy Group, Inc., which the Company acquired in 2003, serving as Co-Founder, Vice President and Chief Operating Officer from 1992 to 2003.
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
ITEM 1A. RISK FACTORS
The following factors, together with other matters described in this Annual Report on Form 10-K, should be considered in evaluating the Company. Any of the following potential risks, if actually realized, could result in a materially negative impact on the Company’s business and financial results. In such an event, the trading price of the Company’s stock could be negatively impacted.
Risks Related to the Company
The Company’s business depends on the success of its relatively new building performance energy, infrastructure, and productivity offerings. If the Company fails to grow these lines of business, its prospects could be adversely affected.
In the past several years, the Company has undergone a fundamental change in its primary focus by transitioning away from manufacturing and commercial construction to its current position as a provider of energy, infrastructure and facility services to commercial real estate owners and operators, through the BPE Segment. While the Real Estate Segment is still an important contributor to the Company’s revenues, earnings and cash flows, it is not the primary element of the Company’s growth strategy. The Company intends to dedicate most of its future capital resources and management attention to growing the BPE Segment.
This BPE Segment differs in some substantial ways from the Company’s now-discontinued manufacturing and commercial construction businesses, and from the ongoing business of the Real Estate Segment. For instance, several important offerings of the BPE Segment are information technology (“IT”) oriented, which represents a departure from the Company’s legacy businesses.
The Company’s ability to implement its growth strategy will depend upon a variety of factors that are not entirely within its control, including:
•	the ability to add new products and services for the BPE Segment, and the ability to keep current products and services competitive;
•	the ability to make profitable business acquisitions and the ability to integrate such acquired businesses into existing operations;
•	the hiring, training and retention of qualified personnel;
•	the establishment of new relationships or expansion of existing relationships with customers and suppliers; and
•	the availability of capital.
To date, the BPE Segment has not contributed substantially to the Company’s net earnings—in fact, it has yet to achieve sustained profitability. In the light of the relative newness of this segment to the Company, and the absence of a proven track record of sustained profitability, the Company cannot guarantee that its growth strategy will be successful. If the Company’s growth strategy were unsuccessful, its revenues, earnings, stock price, and the Company as a whole could be adversely affected.
The Company is redeploying a portion of its capital previously invested in the Real Estate Segment to grow the BPE Segment. The Company cannot guarantee that the return on investing these resources in the new segment, if any, will exceed the return that might otherwise be achievable from the Real Estate Segment.
The Company intends to dedicate the majority of its capital resources to growing the BPE Segment rather than the Real Estate Segment. Over the past several years, the Company has redeployed some of its capital previously invested in the Real Estate Segment (primarily through the sale of commercial properties) to the BPE Segment.
As noted above, the BPE segment does not have a proven track record of sustained profitability, in contrast to the Real Estate Segment, which has historically been consistently profitable, and has been the primary source of the Company’s net earnings in recent years. Accordingly, the Company cannot guarantee that the return on its investment in the BPE Segment, if any, will compare favorably to the results that might be achievable otherwise, if the Company were to reinvest its capital resources entirely in the Real Estate Segment (or any other line of business). If the Company’s efforts to grow the BPE Segment do not prove to be successful, the investment of this capital could be lost, which could have a material adverse effect on the Company’s financial position.
In recent years, net earnings have been driven significantly by capital gains from the sale of real estate investment properties. Without such gains recurring in the future, the Company might not be profitable.
The Company’s net earnings in recent years have been driven primarily by significant capital gains from sales of commercial real estate properties. Although some of the proceeds of these sales have been re-invested in new properties, a significant portion of the proceeds from these sales has been redeployed to growing the BPE Segment. Other proceeds from these sales have been distributed to shareholders as dividends. As a result, in recent years the Company’s real estate dispositions have exceeded its acquisitions, and in light of the Company’s focus on growing the BPE Segment, the Company anticipates that this trend is likely to continue. Consequently, real estate capital gains cannot be depended upon as a primary source for the Company’s long-term profitability.
Because of these factors, the Company’s net earnings in the future, unlike its net earnings over the past several years, likely will not result primarily from real estate dispositions. In addition, to the extent that the proceeds from real estate dispositions are not redeployed in acquiring new income-producing real estate properties, another source of earnings—rental income—could be negatively impacted. Accordingly, in order for the Company to maintain or improve its net earnings in the future, the BPE Segment will need to be expanded to produce consistent net earnings. There can be no guarantee, however, that the BPE segment will be able to produce net earnings, if any, sufficient to match the contribution to the Company’s profitability that have resulted from the Real Estate Segment in the past several years, particularly in light of BPE Segment’s lack of a consistent track record of sustained profitability.
If the Company cannot find suitable business acquisition candidates, or integrate completed business acquisitions successfully, its prospects could be adversely affected.
In addition to organic growth, the Company’s strategy includes growth through business acquisitions. The Company’s BPE Segment, to which the Company is dedicating most of its capital resources and attention, was established through several business acquisitions during the past several years. The Company may compete for acquisition opportunities with other companies that have significantly greater financial resources. Therefore, there is a risk that the Company may be unable to complete an acquisition that it determines to be important to the growth strategy, because another company may be able to pay more for a potential acquisition candidate or may be able to use its financial resources to acquire a potential acquisition candidate before the Company could obtain any requisite financing for such acquisition.
Even if the Company completes a desirable business acquisition on favorable terms, the Company may not be able to successfully integrate on a timely basis any newly-acquired company into existing operations. Integration of a substantial business is a challenging, time-consuming and costly process. It is possible that the acquisition itself or the integration process could result in the loss of the acquired company’s management or other key employees, the disruption of the acquired company’s business, or inconsistencies in standards, controls, procedures and policies that could adversely affect the acquired company’s ability to maintain good relationships with suppliers, customers and employees.
In addition, successful integration of an acquired company requires the dedication of significant management resources that may temporarily detract attention from the Company’s and the acquired company’s day-to-day business. If management is not able to integrate the organization, operation and systems of the acquired company in a timely and efficient manner, the anticipated benefits of a completed acquisition may not be fully realized.
The Company may not be able to raise the additional capital necessary to implement its growth strategy.
In order to grow the BPE Segment, the Company anticipates having to continue to make expenditures in connection with adding new products and services offered by the BPE Segment and in connection with the potential future acquisitions of other companies. Although the Company believes it has sufficient resources to finance these expenditures, at some point there may be a requirement to seek additional sources of capital. The Company cannot always predict the amount of its expenditures in connection with growing its business, because opportunities for implementing it, particularly in the case of acquisitions, may arise unexpectedly. If a future acquisition opportunity were to arise, the Company would be required to evaluate the sources of financing then available, which might be limited on short notice, and the terms of any such financing available at the time. If the Company could not secure financing on acceptable terms, it might be unable to make such acquisition. Moreover, the Company cannot guarantee that financing would be available on acceptable terms, if at all, at the times such needs were to arise.
If the Company successfully implements its growth strategy, but is unable to effectively manage its growth, the Company’s revenues and profitability might be adversely affected.
The growth of the BPE Segment might place additional demands on the Company’s administrative, operational and financial resources, and might increase the demands on the Company’s financial systems and controls. The Company’s ability to manage its growth successfully may require the Company to continue to improve and expand these resources, systems and controls. If the Company were unable to efficiently manage its growth, the Company might not be able to produce optimal financial or operational results, even if the Company were successful in growing the BPE Segment. Difficulties that can arise when business growth outstrips the ability to manage the business include customer service or product delivery delays and the resulting loss of customers, higher personnel turnover, the foregoing of potential new business opportunities due to lack of available resources, and other potential negative effects. Rapidly growing businesses frequently outpace a company’s ability to optimally manage such growth, due in large part to the reluctance to add the overhead costs of additional administrative personnel and resources before meaningful sales growth is achieved.
The Company is dependent upon key personnel and the loss of any such key personnel could adversely impair the Company’s ability to conduct its business. In addition, the implementation of the Company’s growth strategy will require the addition of suitable personnel.
One of the Company’s objectives is to develop and maintain a strong management team at all levels. At any given time, the Company could lose the services of key executives or other key employees. None of the key executives or other key employees is currently subject to employment agreements or contracts. The loss of services of any key personnel could have an adverse impact upon the Company’s results of operations, financial condition, and management’s ability to execute its business strategy. If the Company were to lose a member of its senior management team, the Company might be required to incur significant costs in identifying, hiring and retaining a replacement for the departing executive.
In addition, the growth of the BPE Segment will require the addition of qualified personnel. Some of the offerings of this segment, such as energy engineering and the IT-oriented products and services, may require personnel with special skills who are in high demand in the employment marketplace. The Company competes for such personnel with some companies with much greater resources. Accordingly, the Company may not be able attract and hire such personnel, or retain them in the face of better offers from larger competitors.
The Company is subject to changing regulations regarding corporate governance and required public disclosure that have increased both the costs of compliance and the risks of noncompliance. As a small public company, these costs of compliance may affect the Company disproportionately as compared with larger competitors.
As a public company, the Company is subject to rules and regulations by various governing bodies, including the Securities and Exchange Commission, NASDAQ, and Public Company Accounting Oversight Board, which are charged with the protection of investors and the oversight of companies whose securities are publicly traded. The Company’s efforts to comply with these new regulations, most notably the Sarbanes-Oxley Act of 2002, or “SOX,” may result in increased general and administrative expenses and a diversion of management time and attention from earnings-generating activities to compliance activities.
The Company is preparing to comply with the SOX requirements involving the assessment of its internal controls over financial reporting, which requirements are currently expected to go into effect for the Company in two phases over its fiscal years ending April 30, 2008, and April 30, 2009. The efforts to comply with the SOX requirements will require the commitment of significant financial and management resources.
In addition, because these laws, regulations and standards are subject to varying interpretations, their application in practice may evolve over time as new guidance becomes available. This evolution may result in continuing uncertainty regarding compliance matters, and additional costs necessitated by ongoing revisions to the Company’s disclosure and governance practices. If the Company fails to satisfactorily address and comply with these regulations and any subsequent revisions or additions, the business may be adversely impacted.
Moreover, many of the compliance costs of SOX and similar rules and regulations are not in direct proportion to the size of a particular company. As a small public company, these costs might affect the Company disproportionately, particularly in comparison to its larger public competitors. The Company may also be at a disadvantage vis-à-vis public company compliance costs compared with its privately held competitors, who are not subject to the same regulations.
Risks Related to the Company’s BPE Segment
Failure to adequately expand the BPE Segment’s sales force may impede its growth.
The BPE Segment is dependent on its direct sales force to obtain new customers, particularly large enterprise customers, and to manage its customer base. The Company competes in a very competitive marketplace for sales personnel with the advanced sales skills and technical knowledge the Company needs. The BPE Segment’s ability to achieve significant growth in revenue from BPE services in the future will depend, in large part, on the Company’s success in recruiting, training, motivating and retaining a sufficient number of qualified sales personnel. New personnel requires significant training. The Company’s recent hires and planned new hires might not turn out to be as productive as the Company would like, and the Company might be unable to hire a sufficient number of qualified individuals in the future in the markets where the Company conducts or desires to conduct its business. If the Company were unable to hire and develop a sufficient number of qualified and productive sales personnel, sales of the BPE Segment could be adversely impacted, and as a result, the Company’s growth could be impeded.
As more of the BPE Segment’s sales efforts are targeted at larger enterprise customers, its sales cycle may become longer and more expensive, it may encounter pricing pressure and implementation challenges, and the Company may have to delay revenue recognition with respect to certain sales to these customers, all of which could harm the BPE Segment’s business.
The BPE Segment is concentrating on obtaining larger enterprise customers. As the Company targets more of these customers, the Company anticipates potentially facing greater selling costs, longer sales cycles, and less predictability in closing some of its sales. In this market segment, the customer’s decision to use the Company’s BPE products and services may be an enterprise-wide decision, and if so, these types of sales would require the Company to provide greater levels of education to prospective customers regarding the use and benefits of its building performance products and services. In addition, larger customers may demand more customization, enhanced integration services and additional product features and services. As a result of these factors, BPE sales opportunities may require the Company to devote greater sales support and professional services resources to individual customers, driving up the costs and time required to close sales, and diverting selling and professional services resources to a smaller number of larger transactions, while at the same time requiring the Company to delay revenue recognition on some of these transactions until the technical or implementation requirements have been met. In addition, larger enterprise customers may seek volume discounts and price concessions that could make these transactions less profitable. Because of these factors, the risk of not closing a sale with a larger enterprise customer may be greater than with smaller customers, and the results of such potential failure, due to higher costs and fewer overall ongoing sales initiatives, can be also be greater. Moreover, the bargaining power of larger enterprise customers may result in lower profit margins on BPE revenues.
A significant portion of BPE energy savings contract revenues come from energy service companies (“ESCOs”). If the ESCOs were to reduce or eliminate future contract awards, the Company’s business could be harmed.
The Company’s BPE Segment obtains a significant portion of its energy savings contract revenues from large ESCOs. If the Company were to obtain fewer such contracts, or if such contracts were completely curtailed, BPE revenues and profitability could be negatively impacted. Furthermore, the ESCOs, with whom the Company has built long-term relationships, might not be awarded future government and private sector contracts. Also, ESCOs are subject to audits and investigations by the government, the results of which could impact the ESCOs’ ability to obtain future contracts. Reductions in the number of ESCO contracts available for the Company to compete for could also adversely affect the BPE Segment’s earnings.
The value to customers of the various energy savings products and services offered by the Company’s BPE Segment is substantially impacted by the prevailing conditions of energy markets; if energy prices and utility costs were to decline, sales of the BPE Segment’s energy savings products and service offerings might not grow, or could even decline.
Many of the product and service offerings of the Company’s BPE Segment are energy efficiency savings products and services. The financial value to customers that install energy efficiency products and services is measured by energy and utility cost savings to be realized over time. Accordingly, the return on the customers’ investment for installing energy efficient products and services and the time period necessary for customers to recoup the initial investment required for these products and services are directly correlated with the prevailing market prices for energy. If the price of energy and utility rates were to drop, the customers’ energy savings and returns on investment from energy efficiency products and services would be less, and the time period over which the investment could be recovered through energy and utility costs savings would be extended. If energy prices were to decline, demand for energy efficiency products and services could decline as a result, as potential customers are dissuaded from an upfront investment that may not produce as attractive of a return on investment for some time. Consequently, a significant or sustained decline in energy prices may translate into fewer sales for the Company’s BPE energy offerings.

The BPE Segment may be subject to potential liabilities as a result of construction or design defects, product liability, or warranty claims made.
The BPE Segment offers some construction and design services. The Company, consequently, may be subject to liability for construction or design defects, product liability, and warranty claims arising in the ordinary course of business. The costs of insurance offering protection against such claims, if such insurance coverage is available to the Company for purchase, may be prohibitive, and the amount and scope of such coverage offered by insurance companies, if any, may be limited. Uninsured judgments against the Company may negatively affect its financial position. Even if the Company prevails in defending against construction and design defect claims, or if successful claims are covered by insurance, the Company’s reputation may be harmed.
A portion of the BPE Segment’s revenues are derived from fixed price contracts, which could result in losses on contracts.
A portion of the BPE Segment’s revenues and current backlog is based on fixed price or fixed unit price contracts that involve risks relating to the Company’s potential responsibility for the increased costs of performance under such a contract. Generally, under fixed price or fixed unit price contracts, any increase in the Company’s unit cost not caused by a modification or compensable change to the original contract, whether due to inflation, inefficiency, faulty estimates or other factors, is absorbed by the Company. There are a number of other factors that could create differences in contract performance, as compared to the original contract estimate, including, among other things, differing facility conditions, availability of skilled labor in a particular geographic location, availability of materials, and abnormal weather conditions.
The BPE Segment often utilizes subcontractors in performing services or completing projects, whose potential unavailability or unsatisfactory performance could have a material adverse effect on the Company’s business.
The Company often utilizes unaffiliated third-party subcontractors in order to perform some of its energy engineering and consulting services, much of its energy savings maintenance, installation and retrofit projects, and most of its other construction—related projects and services. As a consequence, in order to offer these services, the BPE Segment depends on the continuing availability of, and satisfactory performance by, such subcontractors. There may not be sufficient availability of such subcontractors at the times needed or in the markets in which the BPE Segment operates, or the quality of work by such subcontractors may prove to be below acceptable standards. In addition, the subcontractors may be unable to qualify for payment and performance bonds to insure their performance or may be otherwise inadequately capitalized. Insurance protection for construction defects, if any, available to subcontractors is increasingly expensive and may become unavailable, and the scope of such protection may become greatly limited. If as a result of such subcontractor problems or failures, the Company were unable to meet its contractual obligations to its customers or were unable to successfully recover sufficient indemnity from its subcontractors or their bond or insurance carriers, the Company could suffer losses which could decrease its net income, damage its customer relations, significantly harm its reputation, and otherwise have a material adverse effect on its business.
The Company could be exposed to environmental liability related to the disposal of hazardous materials.
A key offering of the Company’s BPE Segment is replacing older existing lighting systems in commercial, industrial and other types of facilities with newer energy efficient lighting systems. The removal of old lighting systems can often involve the removal, handling and disposal of hazardous materials. As noted previously, various federal, state and local laws govern the handling of hazardous materials. Compliance with these regulations can be costly. If the Company were to fail to comply, it could face liability from government authorities or other third parties. Even in cases where the Company subcontracts the disposal of such materials, the Company could face potential liability. Not only could judgments, fines or similar penalties for environmental noncompliance negatively affect the Company’s financial position, the reputation of the BPE Segment and the Company’s other businesses could be harmed as well.
If the BPE Segment’s comprehensive energy, infrastructure and productivity Application Software Provider (“ASP”) offerings are not widely accepted, the Company’s operating results could be harmed.
The BPE Segment derives a significant portion of its recurring revenue from proprietary building performance software system sales. The latest iterations of its building performance software are primarily ASP-based solutions, whereby the BPE Segment operates the software systems at its data center, and customers access their data and reports on the Internet. This contrasts with previous versions of the BPE Segment’s preventative maintenance work order management software systems, which typically were installed on customers’ computers. Future recurring revenues in the BPE Segment may be substantially dependent on continued customer demand for these ASP-based solutions.
Factors that might affect customer acceptance of the BPE Segment’s ASP solutions include:
•	reluctance by enterprises to migrate to an ASP system from more traditional systems in which the software and related data is hosted and controlled locally by the customer;

•	the price and performance of the Company’s ASP offerings;

•	the level of customization the BPE Segment is able or willing to offer;

•	potential adverse publicity about the Company, its services, or the viability, reliability or security of ASP systems generally from third party reviews, industry analyst reports, or disparaging statements made by competitors.
Many of these factors are beyond the Company’s control. If the BPE Segment’s ASP offerings were to fail to achieve widespread customer acceptance, the Company’s business could be harmed.
Defects or disruptions in the BPE Segment’s comprehensive energy, infrastructure and productivity ASP offerings or its other software offerings could diminish demand for these products and services and could potentially subject the Company to substantial liability.
Because the BPE Segment’s comprehensive energy, infrastructure and productivity software offering, including the ASP offerings, are technologically complex, and because the BPE Segment has incorporated into these offerings a variety of new computer hardware and software, both developed in-house and acquired/licensed from third-party vendors, the offerings might have errors or defects, of which the Company is unaware, which users could identify only after they begin using these products and services. Any such errors or defects could result in unanticipated downtime for the BPE Segment’s customers and harm to the Company’s reputation and business.
The BPE Segment from time to time has found previously undetected defects in its software offerings, and new errors could be detected in its existing offerings sometime in the future. In addition, the BPE Segment’s customers may use its software products and services in unanticipated ways that may cause a disruption in service, or damage or loss of the customers’ data. With respect to the Company’s ASP offerings in particular, misuse by customers might result in a loss of service for other customers attempting to access their data. The Company’s ASP solutions are Internet-based, and Internet-based services frequently contain undetected errors when first introduced or when new versions or enhancements are first released.
Since the BPE Segment’s customers use its software products and services in important aspects of their businesses, any errors, defects, disruptions in service, data loss, or other performance problems related to the Company’s software products and services, could hurt the BPE Segment’s reputation and could damage its customers’ businesses. In such an event, if customers elect not to renew contracts, or delay or withhold payment to the Company, the Company could lose future potential sales or customers might make warranty claims against the Company, any of which could result in lower recurring revenues, lower backlog, an increase in the provision for doubtful accounts, an increase in collection cycles for accounts receivable, or the expense and risk of potential litigation.
If the BPE Segment were unable to add enhancements and new features to its existing products and services, or were unable to add acceptable new products and services that kept pace with competitive or technological developments, the Company’s business might be harmed.
The reputation of the Company’s relatively new BPE Segment depends significantly upon the BPE Segment maintaining a reputation for technological prowess. Consequently, the product and service offerings from this segment must continue to be up-to-date technologically. The success of enhancements and new features added to existing offerings, and the success of new products and services, such as the BPE Segment’s energy, infrastructure and productivity ASP offerings, depends on several factors, including the timely completion, introduction, and market acceptance of the enhancements, new features, or new products and services. Failure in this regard may significantly impair revenue growth of the BPE Segment.

In addition, because the ASP offerings are designed to operate on a variety of computer network hardware and software platforms using a standard Internet Web browser, the BPE Segment may need to regularly modify and enhance its offerings to keep pace with changes in Internet-related hardware, software, communication, Web browser and database technologies. The BPE Segment might not be successful in either adding such modifications and enhancements or in bringing them to market on a timely basis. Furthermore, uncertainties about the timing and nature of new computer network platforms or technologies, or modifications to existing platforms or technologies, could increase the Company’s research and development expenses. Any failure of any of the BPE Segment’s products and services to operate effectively with future computer network platforms and technologies could lessen the demand for the BPE Segment’s products and services, and result in customer dissatisfaction and harm to the BPE Segment’s business.
If the BPE Segment’s security measures were breached, and as a result unauthorized access is obtained to a customer’s data, the offerings of the BPE Segment could be perceived as not being sufficiently secure, customers might curtail or stop using the BPE Segment’s products and services, and the BPE Segment could incur significant losses and liabilities.
The BPE Segment’s energy, infrastructure and productivity software products and services involve the storage of customers’ data and information, whether locally on the customers’ own computers, or on the Company’s computers in the case of the BPE Segment’s new ASP offerings and one of its older legacy products, and the transmission of such data and information in the case of the ASP and the older legacy products. Security breaches could expose the Company to a risk of loss of this data and information, potential litigation and possible liability. If security measures were breached as a result of third-party action, employee error, malfeasance or otherwise, during transfer of data and information to data centers or at any time, and, as a result, someone were to obtain unauthorized access to any customers’ data and information, the Company’s reputation might be damaged, its business might suffer, and it might incur significant losses and liability. Because techniques used to obtain unauthorized access or to sabotage computer systems change frequently and generally are not recognized until launched against a target, the BPE Segment might be unable to anticipate these techniques or to implement adequate preventative measures. If an actual or perceived breach of the security were to occur, the market perception of the effectiveness of the BPE Segment’s security measures could be harmed and the BPE Segment could lose sales and customers.
Any failure to adequately protect the Company’s intellectual property rights could impair the Company’s ability to protect its proprietary technology and its brand.
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
Currently, the Company has no issued patents and may be unable to obtain patent protection for its technology. In addition, if any patents were issued in the future, they might not provide the Company with any competitive advantages, or subsequently may be successfully challenged by third parties. Furthermore, legal standards relating to the validity, enforceability and scope of protection of intellectual property rights are uncertain.
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

Because the BPE Segment recognizes revenue from its ASP offerings over the term of customers’ subscription agreements, downturns or upturns in sales may not be reflected immediately in the BPE Segment’s operating results.
For its ASP offerings, the BPE Segment generally recognizes revenue from customers ratably over the terms of their subscription agreements, which are typically 12 to 24 months, although terms can range from one to 60 months. As a result, a portion of the revenue that the Company’s BPE Segment reports in each quarter is deferred revenue from subscription agreements entered into during previous quarters. Consequently, a decline in new or renewed subscriptions in any one quarter would not necessarily be fully reflected in the revenue of that quarter, but could negatively affect revenue in future quarters. In addition, the BPE Segment might be unable to adjust its cost structure to reflect such reduced revenues. Accordingly, the effect of significant downturns in sales and market acceptance of the BPE Segment’s ASP offerings might not be fully reflected in the BPE Segment’s results of operations until future periods. The Segment’s subscription model also makes it difficult to rapidly increase revenue simply because of additional sales of its ASP offerings in any period, as revenue from the ASP offerings from new customers must be recognized over the applicable subscription term.
Evolving regulation of the Internet may affect the Company adversely.
As Internet commerce continues to evolve, increasing regulation by federal, state or foreign agencies becomes more likely. For example, the Company believes increased regulation is likely in the area of data privacy, and laws and regulations applying to the solicitation, collection, processing or use of personal or consumer information could affect customers’ ability to use and share data, potentially reducing demand for ASP solutions in which data is processed by third parties, and restricting the Company’s ability to store, process and share data with its customers. In addition, taxation of services provided over the Internet, or other charges imposed by government agencies or by private organizations for accessing the Internet, might also be imposed. Any regulation imposing fees for Internet use or restricting information exchange over the Internet could result in a decline in the use of the Internet and the viability of Internet-based services, which could harm the Company’s ASP products and services.
The BPE Segment is dependent on the assistance of its customers to complete projects on a timely basis. If the customer is unable or unwilling to offer assistance, it could affect project timelines and reduce or slow the collection of energy saving revenues.
Much of the work performed by the BPE Segment requires significant interaction with its customers. Therefore, the Company must have its customer’s full cooperation to complete projects on a timely basis. In the early stages of a project, the Company is at risk to customers not providing accurate and timely data for project implementation. Also, the Company must frequently access customer facilities, the restriction of which could delay or prevent the completion of projects.
Risks Related to the Company’s Real Estate Segment
The Company ‘s ownership of commercial real estate involves a number of risks, including general economic and market risks, leasing risk, uninsured losses and condemnation costs, and environmental issues, the effects of which could adversely affect the Company’s real estate business.
The market for purchasing and leasing of commercial real estate is affected by general economic and market risks.
The Company’s assets might not generate income sufficient to pay expenses, service debt and adequately maintain its real estate properties. Several factors may adversely affect the economic performance and value of the properties. These factors include, among other things:
•	Changes in the national, regional and local economic climate;

•	Local conditions such as an oversupply of properties or a reduction in demand for properties;

•	The attractiveness of the properties to prospective tenants;

•	Competition from other available properties;

•	Changes in market rental rates; and

•	The need to periodically repair, renovate and re-lease space.
The performance of the Real Estate Segment also depends on the ability to collect rent and expense reimbursements from tenants, and to pay for adequate maintenance, insurance and other operating costs (including real estate taxes), which costs could increase over time. Also, the expenses of owning and operating a property are not necessarily reduced when circumstances such as market factors and competition cause a reduction in income from the property. If a property is mortgaged and the Company is unable to generate sufficient rental income to cover the mortgage payments, the lender could foreclose on the mortgage and take the property. In addition, capital market conditions, the availability and cost of financing, insurance costs, changes in laws and governmental regulations (including those governing usage, zoning, environmental, and property taxes), other uncontrollable operating costs and financial distress or bankruptcies of tenants could adversely affect the Company’s financial condition.
Operating revenues in the Real Estate Segment are dependent upon entering into multi-year leases with and collecting rents from tenants. National, regional and local economic conditions might adversely impact tenants and potential tenants in the various marketplaces in which the Company’s properties are located, and accordingly, could affect the tenant’s ability to continue to pay rents and possibly to continue to operate in their leased space. Tenants sometimes experience bankruptcies, and pursuant to the various bankruptcy laws, leases may be rejected and thereby terminated prematurely. When leases expire or are terminated, replacement tenants may or may not be available upon acceptable terms and conditions. In addition, the Company’s cash flows and results of operations could be adversely impacted if existing leases were to expire or were terminated, and at such time, market rental rates were lower than the previous contractual rental rates.
The Company’s commercial properties could be subject to uninsured losses and condemnation costs.
Accidents, flooding and other losses at the Company’s properties could materially adversely affect the Company’s operating results. Casualties may occur that significantly damage an operating property, and insurance proceeds, if any, may be materially less than the total loss incurred by the Company. Property ownership also involves potential liability to third parties for such matters as personal injuries occurring on a property. The Company, however, maintains casualty and liability insurance under policies that management believes to be customary and appropriate. In addition to uninsured losses, various government authorities may condemn all or part of an operating property or investments in land. Such condemnations could adversely affect the commercial viability of such property or investment in land.
Compliance with environmental laws could adversely affect the Company.
Environmental issues that could arise at the Company’s properties could have an adverse effect on the Company’s financial condition and results of operations. Federal, state and local laws and regulations relating to the protection of the environment may require a current or previous owner or operator of real estate to investigate and clean up hazardous or toxic substances or petroleum product releases at a property. The property owner or operator might have to pay a governmental entity or third parties for property damage, and for investigation and clean-up costs incurred by such parties in connection with such contamination. These laws typically impose clean-up responsibility and liability without regard to whether the owner or operator previously knew of or caused the presence of the contaminants. Even if more than one person might have been responsible for the contamination, each person covered by the environmental laws might be held responsible for all of the clean-up costs incurred. In addition, third parties might sue the owner or operator of a site for damages and costs resulting from environmental contamination emanating from that site. Currently, the Company is not aware of any environmental liabilities at its properties that it believes would have a material adverse effect on its business, assets, financial condition or results of operations. Unidentified environmental liabilities could arise, however, and could have an adverse effect on the Company’s financial condition and results of operations.
Any failure to sell income-producing properties on a timely basis could adversely affect the Company’s results of operations.
The Company’s Real Estate Segment typically holds real estate assets until such time as it believes to be optimal to sell them. Normally, this will be during relatively strong real estate markets. However, factors beyond the Company’s control could make it necessary for the Company to dispose of real estate properties during weak real estate markets. Following a period when the market values of the Company’s real estate assets were to fall significantly, the Company could be required to sell real estate assets at a time when it may be inopportune to do so. Further, markets for real estate assets are not usually highly liquid, which can make it particularly difficult to realize acceptable selling prices when disposing of real estate assets during weak markets.

The Company might not be able to refinance its income-producing properties on a timely basis or on acceptable terms.
The Company may incur debt from time to time to finance acquisitions, capital expenditures or for other purposes. A property’s current leasing status, physical condition, net operating income, global, national, regional or local economic conditions, financial market conditions, the level of liquidity available in real estate markets, the Company’s financial position, the terms and conditions of or status of the Company’s other real estate or corporate loans, or other prior financial commitments could impair the Company’s ability to refinance real estate properties at the times when such refinancing might be necessary. Moreover, such refinancing might not be available upon acceptable terms, including in respect of interest rates, amortization schedules, or loan maturities.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
The Company, through its Real Estate Segment, owns its corporate headquarters building, which contains approximately 65,880 square feet of leasable office space. The building is located in the North x Northwest Office Park, 1945 The Exchange, in suburban Atlanta, Georgia. The Company and both operating segments have their main offices located in this building. In addition to the 25,928 square feet of offices leased by Servidyne entities, another 39,952 square feet is leased to unaffiliated tenants. In addition, the Company, through its BPE Segment, also leases 5,000 square feet of space for a warehouse through a lease that currently expires in March 2008.
As of April 30, 2007, the Company owned or had an interest in the following real properties:
OWNED SHOPPING CENTERS
The Company’s Real Estate Segment owns four shopping centers, two that it developed and two that it acquired. The following chart provides relevant information relating to the owned shopping centers:

			Percentage			Rental		Principal
			of Square	Calendar		Income		Amount of
		Leasable	Footage	Year(s)		Per Leased	Debt	Debt
		Square	Leased as of	Placed in	Rental	Square	Service	Outstanding
		Feet in	April 30,	Service by	Income	Foot	Payments	as of April 30,
Location	Acres	Building(s)	2007	Company	2007	2007 (1)	2007 (2)	2007 (3)
11459 Old Nashville Hwy.	8.0	51,925	95	2006	$ 466,963	$9.47	$197,088	$4,100,000
Smyrna, TN (4)
380 Blanding Blvd.	9.4	84,180	100	2007	264,000	3.14	—	—
Orange Park, FL (5)
2500 Airport Thruway	8.0	87,543	100	1980, 1988	441,286	5.04	390,946	408,335
Columbus, GA (6) (7)
8102 Blanding Blvd.	18.8	174,220	96	1999	1,638,743	9.80	610,238	7,394,243
Jacksonville, FL (8)

(1)	Calculated by dividing fiscal 2007 rental income by leased square feet in building (as of April 30, 2007).

(2)	Includes principal, if applicable, and interest.

(3)	The Company’s liability for repayment is limited to its interest in the respective mortgaged properties by exculpatory provisions.

(4)	Acquired in July 2006 and originally developed by a third party in 1998. Rental income and debt service amounts are for the period held during fiscal 2007.

(5)	The center in Orange Park, Florida, was originally developed by the Company in 1976, sold, leased back, and then re-acquired by the Company in February 2007 without debt. This center was previously classified as a leaseback and presented in the leaseback shopping center table. Rent expense paid to the ground owner prior to the acquisition was $216,997 in fiscal 2007. The Company has entered into a contract to sell the property, at a gain. The contract specifies a closing date in fiscal 2008. The sale is subject to customary conditions, and there can be no assurance that the contract will close.

(6)	Land is leased, not owned.

(7)	The center in Columbus, Georgia, is owned by Abrams-Columbus Limited Partnership, in which the Company’s subsidiary, Abrams Properties, Inc., serves as general partner and owns an 80% interest. The Company has entered into a contract to sell the property, at a gain. The contract specifies a closing date in fiscal 2008. The sale is subject to customary conditions, and there can be no assurance that the contract will close.

(8)	Acquired by the Company in 1999 and originally developed by third parties in 1985.
The Company’s shopping center located in Morton, Illinois, was sold at a gain in November 2006, and is not included above.
The centers located in Columbus, Georgia, and Orange Park, Florida, are leased exclusively to Kmart. The Columbus, Georgia, lease expires in May 2008 and Kmart has ten five-year renewal options. The Orange Park, Florida, lease expires in July 2011 and has eight five-year renewal options.
Anchor tenant lease terms for the centers in Jacksonville, Florida, and Smyrna, Tennessee, are shown in the following table:

			Lease	Options
Anchor		Square	Expiration	to
Tenant (1)	Location	Footage	Date	Renew
Harbor Freight Tools	Jacksonville, FL	12,500	2012	4 for 5 years each
Publix (2)	Jacksonville, FL	85,560	2010	6 for 5 years each
Office Depot	Jacksonville, FL	22,692	2008	2 for 5 years each
Food Lion	Smyrna, TN	33,000	2019	4 for 5 years each

(1)	A tenant is considered to be an “Anchor Tenant” if it leases 12,000 square feet or more for an initial lease term of five years or more.

(2)	Anchor tenant has subleased the premises to Floor and Decor Outlets, but remains liable under the lease until the lease expires.
With the exception of the Kmart lease in Columbus, Georgia, and the Harbor Freight Tools lease in Jacksonville, Florida, all of the anchor tenant leases and some of the small shop leases provide for contingent rentals if sales generated by the respective tenant in the leased space exceed specified predetermined amounts. In some cases, contingent rentals are subject to certain rights of offset for the amounts that ad valorem taxes may exceed specified predetermined amounts. In fiscal 2007, the Company did not recognize any amounts in contingent rent from owned shopping centers.
Typically, tenants reimburse the Company for a portion of ad valorem taxes (subject to the rights of offset against contingent rents mentioned above), insurance and common area maintenance costs. Kmart, under its lease, has total responsibility for maintenance, insurance and taxes for the center in Columbus, Georgia.

OWNED OFFICE PROPERTIES
The Company, through its Real Estate Segment, owns three office properties in metropolitan Atlanta, Georgia: the corporate headquarters building in Atlanta, an office park in Marietta, and an office building in Newnan. The following chart provides pertinent information relating to the office properties:

			Percentage			Rental		Principal
			of Square	Calendar		Income		Amount of
		Leasable	Footage	Year(s)		Per Leased	Debt	Debt
		Square	Leased as of	Placed in	Rental	Square	Service	Outstanding
		Feet in	April 30,	Service by	Income	Foot	Payments	as of April 30,
Location	Acres	Building(s)	2007	Company	2007	2007 (1)	2007 (2)	2007 (3)
246 Bullsboro Dr.	1.35	21,000	94	2007	$51,830	$2.63	$24,549	$2,500,000
Newnan, GA (4)
1945 The Exchange	3.12	65,880	100	1997	1,354,505	20.56	443,571	4,539,270
Atlanta, GA (5)
1501-1523	8.82	121,476	75	1997	1,553,729	17.05	538,925	5,779,170
Johnson Ferry Rd.
Marietta, GA (6)

(1)	Calculated by dividing fiscal 2007 rental income by leased square feet in building (as of April 30, 2007).

(2)	Includes principal, if applicable, and interest.

(3)	The Company’s liability for repayment is limited to its interest in the respective mortgaged properties by exculpatory provisions.

(4)	Acquired in March 2007, originally developed in 1983, and completely renovated in 2006 by a third party. Rental income and debt service dollar amounts are for the period held during fiscal 2007.

(5)	Includes the Company’s corporate headquarters building of which the Company leases approximately 25,928 square feet. Rental income includes $537,161 of intercompany rent at a competitive rate paid by the Company and its operating segments. The building was originally developed by third parties in 1974 and acquired and re-developed by the Company in 1997.

(6)	The Company, through a subsidiary of its Real Estate Segment, is the lessee of 5,304 square feet of space, under a master lease agreement to satisfy a condition required by the lender. As a result, as of April 30, 2007, rental income includes $26,531 of intercompany rent at a competitive rate paid by the Real Estate Segment. The office park was originally developed by third parties in 1980 and 1985.
Anchor tenant lease terms for the owned office properties are shown in the following table:

			Lease	Options
Anchor		Square	Expiration	to
Tenant (1)	Location	Footage	Date	Renew
SunTrust Bank	Atlanta, GA	35,788	2008	None
Servidyne, Inc. (2)	Atlanta, GA	25,928	2011	None
United Realty	Newnan, GA	13,286	2014	2 for 5 years each

(1)	A tenant is considered to be an “Anchor Tenant” if it leases 12,000 square feet or more for an initial lease term of five years or more.

(2)	The Company leases its corporate headquarters’ office space from the Real Estate Segment.
Typically, tenants reimburse the Company for a portion of ad valorem taxes, insurance and operating expenses.
LEASEBACK SHOPPING CENTERS
The Company, through its Real Estate Segment, has a leasehold interest in two shopping centers that it developed, sold to unrelated third parties, and leased back from such parties under leases currently expiring from years 2012 to 2014. Both of the centers are subleased by the Company entirely to Kmart Corporation. The Kmart subleases each provide for contingent rentals if sales exceed specified predetermined amounts. The Davenport, Iowa, and Jacksonville, Florida, properties have eight remaining five-year renewal options. The Company’s leases with the fee owners for Davenport, Iowa, and Jacksonville, Florida, each contain renewal options coextensive with Kmart’s renewal options on the subleases.
Kmart, under its subleases, is responsible for insurance and ad valorem taxes, but has the right to offset against contingent rentals for any ad valorem taxes paid in excess of specified amounts. In fiscal 2007, the Company recognized approximately $25,000 of contingent rental from leaseback shopping centers. The Company is responsible for structural and roof maintenance of the centers. The Company is also responsible for underground utilities, parking lots and driveways, except for routine upkeep, which is the responsibility of the subtenant, Kmart. The Company’s leases contain exculpatory provisions, which limit the Company’s liability for payments to its interest in the respective leases.
The following chart provides certain information relating to the leaseback shopping centers:

		Square	Calendar Years	Rental	Rental Income	Rent
		Feet in	Placed in Service	Income	per Square Foot	Expense
Location	Acres	Building(s)	by Company	2007	2007 (1)	2007
Davenport, IA	10.0	84,180	1977	$255,308	$3.03	$105,203
Jacksonville, FL (2)	11.6	97,032	1979	303,419	3.13	258,858

(1)	Calculated by dividing fiscal 2007 rental income by square feet in building (as of April 30, 2007).

(2)	The Company has entered into a contract to sell the property, at a gain. The contract specifies a closing date in fiscal 2008. The sale is subject to customary conditions, and there can be no assurance that the contract will close.
The Orange Park, Florida, leaseback center was purchased by the Company in February 2007, and is not included above, but shown as an owned shopping center. See “OWNED SHOPPING CENTERS.”
The Company sold its interest in its former leaseback shopping center in Richfield, Minnesota, at a gain in March 2007. This leaseback shopping center is not included above.
REAL ESTATE HELD FOR FUTURE DEVELOPMENT, LEASE OR SALE
The Company, through its Real Estate Segment, owns the following real estate, which is held for future development, leasing, or sale:
The Company, through its Real Estate Segment, owns the following real estate, which is held for future development, leasing, or sale:

		Calendar Year
		Development	Intended
Location	Acres	Completed	Use (1)
Mundy Mill Road	5.3	1987	Commerical development pads or
Oakwood, GA			up to four outlots
North Cleveland Avenue	0.73	1993	One outlot
North Ft. Myers, FL

(1)	“Outlot” as used herein refers to a small parcel of land platted separately from a shopping center parcel, which is generally sold to, leased to, or developed as, a fast-food restaurant, bank, small retail shops, or other commercial use.
There is no debt on these properties. The Company will either develop the properties or will continue to hold them for future sale or lease to others.
The Company’s former manufacturing and warehouse facility in downtown Atlanta, Georgia, was sold at a gain in August 2006. The Company sold one outlot in North Fort Myers, Florida, at a gain in April 2007. These properties are not included above.

For further information on the Company’s real properties, see Notes 4, 6, and 8 to the consolidated financial statements, and “SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION.”
ITEM 3. LEGAL PROCEEDINGS
The Company is subject to various legal proceedings and claims that may arise from time to time in the ordinary course of business. While the occurrence or resolution of such matters cannot be predicted with certainty, the Company believes that the final outcome of any such matters would not have a material adverse effect on the Company’s financial position or results of operations.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
Not applicable.
PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

					DIVIDENDS PAID
	MARKET PRICES				PER SHARE
	FISCAL 2007		FISCAL 2006		2007	2006
	HIGH	LOW	HIGH	LOW
	TRADE	TRADE	TRADE	TRADE

First Quarter	$4.62	$4.00	$10.44	$3.91	$0.036	$0.036
Second Quarter	4.28	3.85	8.07	4.35	0.036	0.036
Third Quarter	5.97	3.92	5.15	3.98	0.036	0.036
Fourth Quarter	5.46	4.05	6.00	4.01	0.036	0.036
The Common Stock of Servidyne, Inc. is traded on the NASDAQ National Global Market (Symbol: SERV). Prior to July 2006, the Common Stock was traded on NASDAQ under the symbol “ABRI.” The approximate number of holders of Common Stock was 640 (including shareholders of record and shares held in street name) as of June 30, 2007. The Company repurchased 4,900 shares of its Common Stock during its fiscal year ended April 30, 2007.
The information required by this item with respect to its equity compensation plan will be included in the Company’s definitive proxy materials for its 2007 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission, under the heading “Equity Compensation Plan,” and is hereby incorporated herein by reference.

SHAREHOLDER RETURN
Set forth below is a line graph and table comparing, for the five-year period ending April 30, 2007, the cumulative total shareholder return (assuming reinvestment of dividends) on the Company’s Common Stock, with that of: (i) all U.S. companies quoted on NASDAQ; (ii) all retail trade companies quoted on NASDAQ; and (iii) all companies in the Dow Jones U.S. Business Support Services Index. The comparison assumes $100 was invested on April 30, 2002, in the Company’s Common Stock and in each of the indices shown. The stock price performance shown on the graph below is not necessarily indicative of future price performance.

	4/30/02	4/30/03	4/30/04	4/30/05	4/30/06	4/30/07
Servidyne, Inc.	$100.00	$78.82	$84.11	$102.77	$111.82	$112.94
NASDAQ Stock Market (U.S. Companies)	$100.00	$84.47	$113.81	$114.26	$140.77	$154.02
Dow Jones U.S. Business Support Services Index *	$100.00	$74.51	$95.46	$90.53	$115.63	$131.54
NASDAQ Retail Trade Stocks *	$100.00	$87.40	$116.60	$133.90	$158.00	$165.50

*	The Company has selected a different index to use comparative purposes for the fiscal year ended April 30, 2007. In the past, the Company has used the NASDAQ Retail Trade Stocks Index; however, the Company believes that the Dow Jones U.S. Business Support Services Index is now more closely related to its overall business, and accordingly will no longer include the NASDAQ Retail Trade Stocks Index in future cumulative total shareholder return graphs and tables.

ITEM 6. SELECTED FINANCIAL DATA
The following table sets forth selected financial data for the Company and should be read in conjunction with the consolidated financial statements and the notes thereto:

Years Ended April 30,	2007	2006 (1)	2005 (1)	2004 (1)	2003 (1)

Net Earnings (Loss) (2)	$966,626	$525,766	$1,800,358	$(1,850,126)	$(1,073,524)

Net Loss — Continuing Operations	$(1,008,014)	$(347,439)	$(1,439,570)	$(2,840,901)	$(2,339,131)

Net Earnings — Discontinued Operations	$1,974,640	$873,205	$3,239,928	$990,775	$1,265,607

Net Earnings (Loss) Per Share (2)	$.27	$.15	$.51	$(.56)	$(.33)

Net Loss Per Share — Continuing Operations	$(.29)	$(.10)	$(.41)	$(.86)	$(.72)

Net Earnings Per Share — Discontinued Operations	$.56	$.25	$.92	$.30	$.39

Consolidated Revenues — Continuing Operations	$19,372,886	$18,226,503	$21,147,042	$11,810,297	$10,055,211

Consolidated Revenues — Discontinued Operations	$—	$6,516,684	$13,526,480	$51,636,859	$78,069,309

Weighted Average Shares Outstanding at Year-End (3)	3,529,509	3,531,089	3,526,041	3,292,137	3,231,440

Cash Dividends Paid Per Share (3)	$.14	$.14	$.29	$.14	$.14

Shareholders’ Equity	$21,460,211	$20,946,748	$20,913,411	$19,997,527	$21,257,952

Shareholders’ Equity Per Share	$6.08	$5.93	$5.93	$6.07	$6.58

Working Capital	$5,724,082	$8,352,086	$10,450,202	$7,207,333	$7,638,091

Depreciation and Amortization — Continuing Operations (4)	$1,714,973	$1,352,811	$1,443,399	$1,606,838	$1,270,153

Total Assets	$57,393,421	$52,410,256	$57,067,172	$61,876,019	$73,797,098

Income-Producing Properties and Property and Equipment, net (5)	$31,961,029	$21,550,117	$21,511,672	$21,528,503	$21,974,453

Income-Producing Properties — Discontinued Operations	$—	$18,004	$3,738,200	$8,705,641	$21,676,397

Long-Term Debt (6)	$25,138,741	$19,603,408	$20,598,826	$19,976,471	$18,813,391

Long-term Debt — Discontinued Operations	$—	$1,686,134	$4,755,781	$7,435,182	$14,709,923

Total Liabilities	$35,933,210	$31,463,508	$36,153,761	$41,878,492	$52,539,146

Variable Rate Debt (6)(7)(8)	$3,400,000	$930,000	$1,000,000	$1,000,000	$—

Return on Average Shareholders’ Equity (2)	4.6%	2.5%	8.8%	(9.0)%	(4.9)%

(1)	Results have been reclassified from prior year’s Annual Report on Form 10-K pursuant to SFAS 144.

(2)	Includes continuing operations, discontinued operations, and extraordinary items, if any.

(3)	Adjusted for 10% stock dividend.

(4)	Depreciation and amortization for certain sold income-producing properties have been reclassified as discontinued operations and, therefore, are not included for all periods presented.

(5)	Does not include property held for sale, real estate held for future development or sale, or sold income-producing properties that have been reclassified as assets of discontinued operations.

(6)	Does not include mortgage debt associated with sold income-producing properties that have been reclassified as discontinued operations.

(7)	Includes short-term and long-term debt.

(8)	Variable rate interim debt of $2.5 million was replaced with fixed-rate permanent debt subsequent to fiscal 2007 year-end. See NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — “Note 20. Subsequent Events.”
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
INTRODUCTION
The Company is organized into two operating segments: BPE and Real Estate. The Company continues to seek additional new BPE products and service offerings, which may come in part in the future from business acquisitions.
The Company also formerly provided commercial construction services as a general contractor. The Company made the decision to discontinue its operations as a general contractor in fiscal 2004. In accordance with Statement of Financial Accounting Standard (“SFAS”) 144, Accounting for the Impairment or Disposal of Long- Lived Assets, the Company’s former Construction Segment has been reclassified as a discontinued operation and is no longer reported as a separate operating segment. All amounts in this Annual Report on Form 10-K have been restated so they are consistent with the current presentation.

In “RESULTS OF OPERATIONS” below, changes in revenues, costs and expenses, and selling, general and administrative expenses from period to period are analyzed on a segment basis. For net earnings and similar profit information on a consolidated basis, please see “ITEM 6. SELECTED FINANCIAL DATA” or the Company’s consolidated financial statements. Pursuant to SFAS 144, the figures in the following charts for all periods presented do not include Real Estate Segment revenues, costs and expenses, and selling, general and administrative expenses generated by certain formerly owned income-producing properties, which have been sold; such amounts have been reclassified as discontinued operations (See “Critical Accounting Policies — Discontinued Operations” later in this discussion and analysis section). In addition, the figures in the following charts do not include the revenues and costs and expenses generated by certain sales of real estate held for sale or future development, although the gains on these sales are included in the results from continuing operations, and are discussed later in this discussion and analysis section.
RESULTS OF OPERATIONS
REVENUES
Revenues from continuing operations for fiscal 2007 were $19,372,886, compared to $18,226,503 and $21,147,042 for fiscal 2006 and fiscal 2005, respectively. This represents an increase in revenues of 6% in 2007 after a decrease in revenues of 14% in 2006. Revenues include interest income of $262,363, $181,984, and $79,436, for 2007, 2006, and 2005, respectively, and other income of $90,303, $325,289, and $79,854, for 2007, 2006, and 2005, respectively. The figures in Chart A below, however, do not include interest income, other income, intersegment revenues, or revenues from sales of real estate assets. If more than one segment is involved, revenues are reported by the segment that sells the product or service to an unaffiliated purchaser.
REVENUES FROM CONTINUING OPERATIONS
SUMMARY BY SEGMENT
CHART A
(Dollars in Thousands)

	Years Ended				Years Ended
	April 30,		Increase		April 30,		(Decrease)

	2007	2006	Amount	Percent	2006	2005	Amount	Percent

BPE (1)	$12,830	$11,612	$1,218	10	$11,612	$13,075	$(1,463)	(11)
Real Estate (2)	6,191	6,108	83	1	6,108	7,913	(1,805)	(23)

Total	$19,021	$17,720	$1,301	7	$17,720	$20,988	$(3,268)	(16)

(1)	In the current year, fiscal 2007, BPE revenues increased approximately $1,218,000 or 10%, compared to the same period in fiscal 2006, primarily due to:
a)	an increase in revenues related to energy management services of approximately $666,000 or 59%;

b)	an increase in revenues related to the Company’s productivity solution services of approximately $255,000 or 10%; and

c)	an increase in revenues related to energy saving projects of approximately $219,000 or 3%.
In the prior year, fiscal 2006, BPE revenues decreased approximately $1,463,000 or 11%, compared to the same period in fiscal 2005, primarily due to:
a)	the revenues of approximately $2,607,000 from one large energy savings project in the education and government sector and one large energy savings project in the retail sector being included in fiscal 2005; and

b)	a net decrease in revenues from legacy proprietary software products of $66,000;

partially offset by:

c)	the recognition of approximately $660,000 in revenues in the first quarter of fiscal 2006 from a consulting services contract that was substantially performed in prior periods and did not have any current year associated costs and expenses (See Chart B);

d)	an increase in revenues related to energy management services of approximately $261,000; and

e)	an increase in revenues related to the Company’s productivity solution services of approximately $96,000.
(2)	In the current year, fiscal 2007, Real Estate revenues increased approximately $83,000 or 1%, compared to the same period in fiscal 2006, primarily due to:
a)	an increase in rental revenue of approximately $467,000 as the result of the acquisition of a shopping center in Smyrna, Tennessee, in July 2006;

b)	an increase in rental revenue as the result of leasing of the Company’s existing properties of approximately $143,000;

c)	one-time revenues of $150,000 in conjunction with the sale of the Company’s former leaseback interest in a shopping center located in Richfield, Minnesota, in March 2007; and

d)	an increase in rental revenue of approximately $52,000 as the result of the acquisition of an office building in Newnan, Georgia, in March 2007;

partially offset by:

e)	one-time revenues of $425,000 in conjunction with the sale of the Company’s former leaseback interest in a shopping center located in Bayonet Point, Florida, in April 2006; and

f)	an associated decrease in leaseback rental income of approximately $341,000 as a result of the sales of the Company’s former leaseback interests mentioned in (c) and (e) above.
In the prior year, fiscal 2006, Real Estate revenues decreased approximately $1,805,000 or 23%, compared to the same period in fiscal 2005, primarily due to:
a)	one-time revenues of $2,250,000 in fiscal 2005, in conjunction with the sale of the Company’s former leaseback interest in a shopping center in Minneapolis, Minnesota, in September 2004; and

b)	an associated decrease in leaseback income of approximately $141,000, related to the leaseback sale mentioned in (a) above;

partially offset by:

c)	one-time revenues of $425,000 in conjunction with the sale of the Company’s former leaseback interest in a shopping center in Bayonet Point, Florida, in April 2006; and

d)	an increase in rental revenue in fiscal 2006 of approximately $179,000 related to increased occupancy.
COST AND EXPENSES: APPLICABLE TO REVENUES
As a percentage of total segment revenues (See Chart A), the applicable total segment costs and expenses applicable to revenues (See Chart B) of $11,981,115 for fiscal 2007, $10,623,946 for fiscal 2006, and $12,516,284 for fiscal 2005, were 63%, 60%, and 60%, respectively. In reviewing Chart B, the reader should recognize that the volume of revenues generally will affect the amounts and percentages.

COSTS AND EXPENSES: APPLICABLE TO REVENUES FROM CONTINUING OPERATIONS
SUMMARY BY SEGMENT
CHART B
(Dollars in Thousands)

				Percent of
				Segment Revenues
				from Continuing Operations
	Years Ended			for Years Ended
	April 30,			April 30,

	2007	2006	2005	2007	2006	2005
BPE (1)	$8,142	$6,736	$8,421	63	58	64
Real Estate (2)	3,839	3,888	4,095	62	64	52

Total	$11,981	$10,624	$12,516	63	60	60

(1)	In the current year, fiscal 2007, BPE costs and expenses as a percentage of revenues, increased compared to the same period of fiscal 2006, primarily due to:
a)	increased costs related to the conversion of customers to the Company’s Web/wireless proprietary facility management software and the amortization of capitalized software costs; and

b)	the recognition of costs related to one energy savings project job which had a lower gross margin compared to other such jobs.
In the prior year, fiscal 2006, costs and expenses on a dollar basis decreased approximately $1,685,000 or 20%, compared to the same period of fiscal 2005, primarily as the result of the corresponding decrease in revenues. On a percentage basis, costs and expenses decreased for fiscal 2006, compared to fiscal 2005, primarily as a result of:
a)	improved operational efficiencies on energy savings projects;

b)	better utilization of capacity in energy management services; and

c)	the recognition of revenue from a consulting services contract in the first quarter of fiscal 2006, that had no current year costs and expenses.
(2)	In the current year, fiscal 2007, Real Estate costs and expenses on a dollar basis from continuing operations decreased $49,000 or 1%, compared to the same period of fiscal 2006, primarily due to:
a)	the absence of lease costs of $288,000 as the result of the sale of the Company’s former leaseback interest in a shopping center located in Bayonet Point, Florida, in April 2006;

b)	the reduction of lease costs of $46,000 as the result of the sale of the Company’s former leaseback interest in a shopping center located in Richfield, Minnesota, in March 2007; and

c)	the scheduled reduction of lease costs of $89,000 pursuant to a lease agreement provision for the Company’s leaseback shopping center located in Davenport, Iowa;

partially offset by:

d)	an increase in rental operating costs and expenses of approximately $304,000 as the result of the acquisition of the shopping center located in Smyrna, Tennessee, in July 2006;

e)	an increase in rental operating costs and expenses of approximately $44,000 as the result of the acquisition of the office building located in Newnan, Georgia, in March 2007; and

f)	an increase in operating expenses of approximately $36,000 primarily for marketing and leasing expenses at two of the Company’s income producing properties.
In the prior year, fiscal 2006, Real Estate costs and expenses on a dollar basis decreased $207,000 or 5%, compared to the same period of fiscal 2005, primarily due to the absence of lease costs of $115,000 in fiscal 2006 as the result of the sale of the Company’s former leaseback interest in a shopping center located in Minneapolis, Minnesota, in September 2004.
In the prior year, fiscal 2006, Real Estate costs and expenses as a percentage of revenues were higher, compared to fiscal 2005, primarily due to the absence of the one-time revenues of $2,250,000 that were included in fiscal 2005, as a result of the sale of the Company’s former leaseback interest in a shopping center in Minneapolis, Minnesota, in October 2004; the costs of the sale were $42,115.
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
For fiscal years 2007, 2006, and 2005, selling, general and administrative (“SG&A”) expenses from continuing operations (see Chart C) were $9,192,082, $8,689,499, and $9,331,313, respectively. As a percentage of consolidated revenues from continuing operations, these expenses were 48%, 49%, and 44% in 2007, 2006, and 2005, respectively. In reviewing Chart C, the reader should recognize that the volume of revenues generally affects these amounts and percentages. The percentages in Chart C are based on expenses as they relate to segment revenues from continuing operations in Chart A, with the exception that Parent expenses and total expenses relate to consolidated revenues (Chart A).
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES FROM CONTINUING OPERATIONS
SUMMARY BY SEGMENT
CHART C
(Dollars in Thousands)

				Percent of
				Segment Revenues
	Years Ended			for Years Ended
	April 30,			April 30,

	2007	2006	2005	2007	2006	2005
BPE (1)	$4,645	$4,417	$4,415	36	38	34
Real Estate (2)	815	976	1,401	13	16	18
Parent (3)	3,732	3,297	3,516	20	19	17

Total	$9,192	$8,690	$9,332	48	49	44

(1)	In the current year, fiscal 2007, BPE SG&A expenses as a percentage of revenues from continuing operations decreased, compared to the same period of fiscal 2006, primarily because the increase in revenues did not require a proportional increase in SG&A expenses.

In the current year, fiscal 2007, on a dollar basis, BPE SG&A expenses from continuing operations increased $228,000 or 5%, compared to the same period of fiscal 2006, primarily due to expenses associated with the Company’s enhanced sales and marketing efforts.

(2)	In the current year, fiscal 2007, compared to the same period in fiscal 2006, Real Estate SG&A expenses on a dollar and percentage basis decreased $161,000 or 16%, primarily as a result of:
a)	a decrease in operating expenses of $64,000 related to the Company’s real estate held for future development;

b)	a decrease in legal fees of $22,000; and

c)	a decrease of $77,000 in personnel related costs.
In the prior year, fiscal 2006, Real Estate SG&A expenses on a dollar and percentage basis were $425,000 or 30% lower, compared to the same period of fiscal 2005, primarily due to the legal costs and net settlement costs that were incurred in fiscal 2005, related to the conclusion of arbitration proceedings.

(3)	In the current year, fiscal 2007, compared to the same period in fiscal 2006, Parent SG&A expenses on a dollar basis increased $435,000 or 13%, as a result of:
a)	an increase in consulting fees of approximately $111,000 primarily related to the Company’s enhanced sales and marketing efforts;

b)	an increase in incentive compensation costs of approximately $211,000 as the result of the successful achievement of the Company-wide earnings and performance goals in fiscal 2007;

c)	an increase in legal fees of approximately $128,000 related to the ongoing pursuit of an insurance claim by the Company; and

d)	a one-time, non-cash charge in the fourth quarter of approximately $155,000 for the settlement of a cash surrender value of a life insurance policy resulting from the death of a former officer and director of the Company.
In the prior year, fiscal 2006, Parent SG&A expenses on a dollar basis decreased $219,000 or 6%, compared to the same period in 2005, primarily due to lower incentive compensation costs.
INTEREST COSTS
Interest costs of $1,615,558, $1,401,734, and $1,605,785, in fiscal years 2007, 2006, and 2005, respectively, are primarily related to mortgages on real estate. There was no capitalized interest in any of the years presented.
ACQUISITIONS
Fiscal 2007
On March 12, 2007, Newnan Office Plaza, LLC, a newly-formed wholly-owned subsidiary of the Company, acquired an office building located in Newnan, Georgia. The Company used the net cash proceeds from the sale of its former shopping center located in Morton, Illinois, and the sale of its former leaseback interest in a shopping center located in Richfield, Minnesota, which proceeds had been held in escrow by a qualified third party intermediary, as well as interim bank financing of $2.5 million, to purchase the income-producing property for approximately $4.25 million, including the costs associated with completing the transaction. The acquisition was structured, which qualified the sale and acquisition, as a tax deferred exchange under Internal Revenue Code Section 1031. On June 1, 2007, the interim loan was replaced by a permanent loan of $3.2 million. See Footnote 20 — “Subsequent Events.”
On February 12, 2007, Abrams Orange Park, LLC, a newly-formed wholly-owned subsidiary of the Company, acquired the land and building associated with the Company’s leaseback shopping center located in Orange Park, Florida. The Company’s lease with the owner of the land and building was terminated in connection therewith. The Company used net cash proceeds of approximately $1.83 million from the sale of its former manufacturing and warehouse facility, which proceeds had been held in escrow by a qualified third party intermediary, and approximately $1.03 million of the Company’s own cash to purchase the income-producing property for approximately $2.86 million, including costs associated with completing the transaction. The acquisition was structured, which qualified the sale and acquisition, as a tax deferred exchange under Internal Revenue Code Section 1031.
On July 14, 2006, Stewartsboro Crossing, LLC, a newly-formed, wholly owned subsidiary of the Company, acquired a shopping center located in Smyrna, Tennessee. The Company used net cash proceeds from the sale of its former medical office building, which proceeds had been held in escrow by a qualified third party intermediary, along with interim bank financing, to purchase the income-producing property for approximately $5.27 million, including the costs associated with completing the transaction. On September 8, 2006, the Company replaced its interim bank loan of $2.6 million with a permanent loan in the amount of $4.1 million. The permanent loan bears interest at 6.26% with interest only payments for the first twelve months, and then the loan will be amortized using a 30-year amortization schedule until it matures on October 1, 2016. The acquisition was structured, which qualified the sale and acquisition, as a tax deferred exchange under Internal Revenue Code Section 1031.
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
GAINS ON SALE OF REAL ESTATE HELD FOR SALE OR FUTURE DEVELOPMENT
Fiscal 2007
On April 26, 2007, the Company closed on the sale of an outlot located in North Fort Myers, Florida, for a sales price of $925,000, resulting in a pre-tax gain of approximately $335,000. After selling expenses, the sale generated net cash proceeds of approximately $842,000.
On August 29, 2006, the Company sold its former manufacturing and warehouse facility located in downtown Atlanta, Georgia, for a sales price of $2.05 million, resulting in a pre-tax gain on the sale of approximately $1.55 million. After selling expenses, the sale generated cash proceeds of approximately $1.87 million. The Company used the net proceeds from this sale to re-acquire the land and building associated with its shopping center in Orange Park, Florida, which qualified the sale and acquisition under Internal Revenue Code Section 1031 for federal income tax deferral.
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
On October 28, 2005, the Company closed on the sale of an outlot located in North Fort Myers, Florida, for a sales price of $625,000, resulting in a pre-tax gain of approximately $296,000. After selling expenses, the sale generated proceeds of approximately $576,000, of which $450,000 was recorded as a note receivable, bearing interest at an annual rate of 7.25%, commencing on December 1, 2005, with interest only payments due monthly until the note matured on April 28, 2006. On May 12, 2006, the note receivable was paid in full.
On October 21, 2005, the Company closed on the sale of an outlot located in North Fort Myers, Florida, for a sales price of approximately $529,000, resulting in a pre-tax gain of approximately $246,000. After selling expenses, the sale generated cash proceeds of approximately $490,000.
Fiscal 2005
On January 31, 2005, the Company closed on the sale of an outlot located in North Fort Myers, Florida, for a sales price of $515,000, resulting in a pre-tax gain of approximately $191,000. After selling expenses, the sale generated net cash proceeds of approximately $468,000.
DISCONTINUED OPERATIONS
Fiscal 2007
On November 1, 2006, the Company sold its owned shopping center located in Morton, Illinois, for a sales price of $3.55 million, resulting in a pre-tax gain on the sale of approximately $3.48 million. After selling expenses, repayment of the mortgage loan and associated costs, the sale generated net cash proceeds of approximately $1.72 million. The Company used the net cash proceeds from this sale in the acquisition of its office building located in Newnan, Georgia, which qualified the sale and acquisition under Internal Revenue Code Section 1031 for federal income tax deferral.

Fiscal 2006
On January 30, 2006, the Company closed on the sale of its former medical office building in Douglasville, Georgia, for a sales price of $5.5 million, resulting in a pre-tax gain of approximately $1.38 million. After selling expenses and the repayment of the mortgage note payable, the sale generated cash proceeds of approximately $2.5 million. The Company provided short-term financing to the purchaser at closing for a portion of the transaction, and initially recorded a note receivable in the amount of $3.3 million, bearing interest at an annual rate of 5.5%, commencing on March 1, 2006, with interest only payments due monthly until paid at maturity on May 31, 2006. On April 12, 2006, the note was paid in full and the proceeds were assigned to a qualified third party intermediary. On July 14, 2006, the Company used the proceeds in the acquisition of a shopping center located in Smyrna, Tennessee, which qualified the sale for federal income tax deferral under Internal Revenue Code Section 1031.
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
OTHER DISPOSITIONS
Fiscal 2007
On March 12, 2007, the Company closed on the sale of its former leaseback interest in a shopping center located in Richfield, Minnesota, for a sales price of $150,000, resulting in a pre-tax gain and net cash proceeds of approximately $140,000. The Company used the net cash proceeds from this sale in the acquisition of its office building located in Newnan, Georgia, which qualified the sale and acquisition under Internal Revenue Code Section 1031 for federal income tax deferral.
Fiscal 2006
On April 13, 2006, the Company closed on the sale of its former leaseback interest in a shopping center located in Bayonet Point, Florida, for a sales price of $425,000, resulting in a pre-tax gain and net cash proceeds of approximately $415,000. The Company had intended to use the net proceeds from this sale to acquire an additional income-producing property, which would qualify the sale under Internal Revenue Code Section 1031 for federal income tax deferral, and placed the proceeds with a third party intermediary in connection therewith. In May 2006, the Company elected not to use the proceeds to purchase an additional income-producing property, and the proceeds were then released from escrow to the Company.
Fiscal 2005
On September 29, 2004, the Company closed on the sale of its former leaseback interest in a shopping center in Minneapolis, Minnesota, for a sales price of $2.25 million, resulting in a pre-tax gain of $2.2 million and net cash proceeds of approximately $2.2 million.
LIQUIDITY AND CAPITAL RESOURCES
Working capital was $5,724,082 at April 30, 2007, compared to $8,352,086 at April 30, 2006, a change of 31%. Operating activities used cash of approximately $759,000 primarily from:
a)	cash payments of approximately $472,000 during fiscal 2007 related to the incentive compensation resulting from the successful achievement of Company-wide earnings and performance goals in fiscal 2006;

b)	an increase in current assets of $129,000, primarily related to prepaid property taxes; and

c)	current year losses from continuing operations of approximately $1,008,000;

partially offset by:

d)	a decrease in note receivables of approximately $892,000 primarily related to receipt of payments pursuant to a consulting services contract.
Investing activities used cash of approximately $7,216,000, primarily from:
a)	the deposit with a qualified intermediary of cash proceeds of approximately $3,862,000 generated by sales of real estate, which qualified the sales for federal income tax deferrals under the Internal Revenue Code Section 1031;

b)	additions to income-producing properties of approximately $319,000, primarily related to tenant and building improvements;

c)	additions to property and equipment of approximately $186,000, primarily related to the purchase of three vehicles and computer hardware for internal use in the BPE Segment;

d)	additions to intangibles of approximately $831,000, primarily related to the software development costs for one of the Company’s productivity solution offerings; and

e)	acquisitions costs, net of escrowed cash that was deposited with a qualified intermediary, of approximately $5,119,000, related to the purchase of a shopping center in Smyrna, Tennessee, an office building in Newnan, Georgia, and a shopping center located in Orange Park, Florida;

partially offset by:

f)	the release of approximately $419,000 in sales proceeds previously held in escrow for the intended purpose of purchasing a replacement property to qualify the sale of the Company’s former interest in a leaseback property located in Bayonet Point, Florida, for tax deferral under Internal Revenue Code Section 1031. In May 2006, the Company elected not to purchase a replacement property and the proceeds were released to the Company; and

g)	proceeds of approximately $2,709,000 from the sale of the Company’s former manufacturing facility located in Atlanta, Georgia, in August 2006, and the sale of an outlot located in North Fort Myers, Florida, in April 2007.
Financing activities provided cash of approximately $4,987,000 primarily from:
(a)	net proceeds of $1,500,000 from the permanent loan of $4,100,000 on the Company’s shopping center located in Smyrna, Tennessee, which replaced the interim bank loan of $2,600,000; and

(b)	proceeds of $2,500,000 from an interim bank loan on the Company’s office building located in Newnan, Georgia;

partially offset by:

(c)	scheduled principal payments on mortgage notes and other long-term debt of approximately $930,000; and

(d)	payment of four regular quarterly cash dividends to shareholders totaling approximately $509,000.
Discontinued operations provided cash of $1,321,631, primarily from the sale of the Company’s former shopping center located in Morton, Illinois.
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
Secured letter of credit
In conjunction with terms of the mortgage on an owned office building, the Company is required to provide for potential future tenant improvement costs and lease commissions at that property through additional collateral, in the form of a letter of credit in the amount of $150,000 from July 17, 2002, through July 16, 2005, $300,000 from July 17, 2005, through July 16, 2008, and $450,000 from July 17, 2008, through August 1, 2012. The letter of credit is secured by a certificate of deposit, which is recorded on the accompanying consolidated balance sheet as of April 30, 2007, and April 30, 2006, as a long-term other asset.

Repurchases of Common Stock
In March 2007, the Company’s Board of Directors authorized the repurchase of up to 50,000 shares of the Company’s Common Stock in the twelve-month period beginning March 8, 2007, and ending on March 7, 2008. Any such purchases, if made, could be made in the open market at prevailing prices or in privately negotiated transactions. The Company repurchased 4,900 shares in the period between May 1, 2006, and June 30, 2007.
CONTRACTUAL OBLIGATIONS
A summary of the Company’s contractual obligations at April 30, 2007, are as follows:

	Payments Due by Period
		Less than			More than
Contractual Obligations	Total	1 Year	1 - 3 Years	3 - 5 Years	5 Years

Mortgage notes payable (1)	32,921,556	$2,402,547	$6,410,140	$8,537,730	$15,571,139
Operating leases (2)	1,606,377	257,390	495,384	495,384	358,219
Other long-term debt (3)	1,980,488	407,170	354,680	1,218,638	—

Total	$36,508,421	$3,067,107	$7,260,204	$10,251,752	$15,929,358

(1)	Regularly scheduled principal amortization and interest payments and final payments due upon maturity. In computing interest expense, the Company used the applicable contractual rate. All, except one, of the mortgage notes payable are fixed rate debt instruments. The remaining note is a variable rate debt which was replaced with a permanent fixed-rate loan subsequent to year end. In computing interest expense related to this variable rate interim debt, a coupon rate of 7.07% (30-day LIBOR rate at April 30, 2007, plus 1.75%) was used for all periods. The Company’s liability for repayment of each of these mortgages is limited to its interest in the respective mortgaged properties by exculpatory provisions.

(2)	Future minimum rental payments on leaseback shopping centers and ground leases. The Company’s liability for payment under each of the leases is limited to its interest in the perspective leasebacks and ground leases.

(3)	In computing interest expense related to variable rate debt, a coupon rate of 9.75% (prime rate at April 30, 2007, plus 1.5%) was used for all periods, and for fixed rate debt, the applicable contractual rate was used for all periods.
EFFECTS OF INFLATION ON REVENUES AND OPERATING PROFITS
The effects of inflation upon the Company’s operating results are varied. Inflation in recent years has been modest and has had minimal effect on the Company.
The Building Performance Expert (BPE) Segment generally has contracts that are renewed on an annual basis. At the time of renewal, contract fees may be increased, subject to customer approval. As inflation affects the Company’s costs, primarily labor, the Company could seek a price increase for its contracts in order to protect its profit margin. Also, the BPE Segment typically engages in contracts of short duration with fixed prices, which normally will minimize any erosion of its profit margin due to inflation. As inflation affects the Company’s costs, primarily labor and materials, the Company could seek a price increase for subsequent contracts to protect its profit margin.
In the Real Estate Segment, several of the anchor retail tenant leases are long-term (original terms over 20 years), with fixed rents, and some of retail leases have contingent rent provisions by which the Company may earn additional rent as a result of increases in tenants’ sales in excess of specified predetermined targets. In some cases, however, the contingent rent provisions permit the tenant to offset against contingent rents any portion of the tenant’s share of ad valorem taxes that is above a specified predetermined amount. If inflation were to rise, the tenant’s sales could increase, potentially generating contingent rent, but ad valorem taxes would probably increase as well, which, in turn, could cause a decrease in the contingent rents. Furthermore, the Company has certain repair obligations, and the costs of repairs generally increase with inflation. Inflation causes interest rates to rise, which has a positive effect on investment income, but could have a negative effect on profit margins, because of the increased costs of contracts and the increase in interest expense for variable rate loans.
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
Energy savings project revenues are reported on the percentage-of-completion method, using costs incurred to date in relation to estimated total costs of the contracts to measure the stage of completion. Original contract prices are adjusted for change orders in the amounts that are reasonably estimated based on the Company’s historical experience. The cumulative effects of changes in estimated total contract costs and revenues (change orders) are recorded in the period in which the facts requiring such revisions become known, and are accounted for using the percentage-of-completion method. At the time it is determined that a contract is expected to result in a loss, the entire estimated loss is recorded.
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
Valuation of Goodwill and Other Intangible Assets
Goodwill and intangible assets with indefinite lives are reviewed for impairment on an annual basis or whenever events or changes in circumstances indicate that the carrying basis of an asset may not be recoverable. The recoverability of assets to be held and used is measured by a comparison of the carrying basis of the asset to the future net discounted cash flows expected to be generated by the asset. If an asset is determined to be impaired, the impairment to be recognized is determined by the amount by which the carrying amount of the asset exceeds the asset’s estimated fair value. Assets to be disposed of are reported at the lower of their carrying basis or estimated fair value less estimated costs to sell. The most significant assumptions in the impairment analysis are estimated future revenue growth, estimated future profit margins and discount rate. The Company estimates future revenue growth by utilizing several factors, which include revenue currently in backlog, commitments from long-standing customers, targeted revenue from qualified prospects, and revenues expected to be generated from new sales or marketing initiatives. The discount rate is determined by an average cost of the Company’s equity and debt. The Company performed the annual impairment analysis of goodwill and indefinite lived intangible assets for the Building Performance Expert Segment in the quarter ended January 31, 2007, as required by SFAS 142. Additionally, the Company performed a sensitivity analysis assuming the discount rate was 100 basis points higher and the growth rate was 30% lower than those used in the initial analysis. The analyses did not result in an impairment for fiscal 2007. As of April 30, 2007, the Company does not believe that any of its goodwill or other intangible assets are impaired.
Income Taxes
Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to be applied to taxable income in the years in which those temporary differences are expected to be recovered or settled. Deferred tax assets and liabilities are adjusted in the period of enactment for the effect of a change in tax law or rates.

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
Recent Accounting Pronouncements
In June 2006, the Financial Accounting Standards Board issued Interpretation 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, an interpretation of SFAS 109, Accounting for Income Taxes, to create a single model to address accounting for uncertainty in tax positions. FIN 48 clarifies the accounting for income taxes, by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company adopted FIN 48 as of May 1, 2007, as required. The cumulative effect of adopting FIN 48 will be recorded in retained earnings and other accounts as applicable. The Company has not determined the effect, if any, the adoption of FIN 48 will have on the Company’s financial position and results of operations.
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
The Company is also at risk for many other matters beyond its control, including, but not limited to: the possible impact, if any, on earnings due to the ultimate disposition of legal proceedings in which the Company may be involved; the potential loss of significant customers; the Company’s future ability to sell or refinance its real estate; the possibility of not achieving projected backlog revenues or not realizing earnings from such revenues; the cost and availability of insurance; the ability of the Company to attract and retain key personnel; weather conditions; changes in laws and regulations, including changes in accounting standards, generally accepted accounting principles, and regulatory requirements of the SEC and NASDAQ; overall vacancy rates in the markets where the Company leases retail and office space; overall capital spending trends in the economy; the timing and amount of earnings recognition related to the possible sale of real estate properties held for sale; delays in or cancellations of customers’ orders; inflation; the level and volatility of energy prices; the level and volatility of interest rates; the failure of a subcontractor to perform; and the deterioration in the financial stability of an anchor tenant, other significant customer, or subcontractor.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company’s major market risk exposure arises from future changes in interest rates and the resulting potential impact on variable rate debt instruments. The Company at April 30, 2007, had variable rate debt of $3.4 million. On June 1, 2007, variable rate interim debt of $2.5 million was replaced with fixed-rate permanent debt subsequent to fiscal year-end. See NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — “Note 20. Subsequent Events.” In addition, the Company has interest rate risk associated with fixed rate debt. The Company’s objectives in interest rate risk management are to limit the potential negative impact of interest rates on earnings and cash flows and to lower overall borrowing costs. To achieve these objectives, the Company borrows at fixed rates when it believes it is in its best interests to do so, and may enter into derivative financial instruments, such as interest rate swaps and caps, in order to limit its exposure to interest rate fluctuations. The Company does not enter into derivative or interest rate transactions for speculative purposes. There were no derivative contracts in effect at April 30, 2007, or April 30, 2006.
The following table summarizes information related to the Company’s market risk sensitive debt instruments as of April 30, 2007:

	Expected Maturity Date
	Fiscal Year Ending April 30
	(Dollars in Thousands)
								Estimated
						There-		Fair
	2008	2009	2010	2011	2012	after	Total	Value

Fixed rate debt	$1,035	520	562	5,948	396	14,312	$22,773	$22,359

Average interest rate	6.8%	6.8%	6.8%	7.2%	6.7%	6.6%

Variable rate debt (1)	$—	2,500	—	—	900	—	3,400	$3,400

(1)	Interest on variable rate debt of $900,000 is based on prime rate plus 1.5%, and interest on the variable rate interim debt of $2.5 million is based on LIBOR plus 175 basis points.
The estimated fair value of the Company’s debt, as of April 30, 2007, is determined by a discounted cash flow analysis using current borrowing rates for debt with similar terms and remaining maturities. Such fair value is subject to future changes in interest rates. Generally, the fair value will increase as interest rates fall and decrease as interest rates rise.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders
Servidyne, Inc.:
We have audited the accompanying consolidated balance sheets of Servidyne, Inc. and subsidiaries (the “Company”) as of April 30, 2007 and 2006, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended April 30, 2007. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Servidyne, Inc. and subsidiaries as of April 30, 2007, and 2006, and the results of their operations and their cash flows for each of the three years in the period ended April 30, 2007, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule for 2007, 2006, and 2005 when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth herein.
As described in Note 2 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards Board No. 123(R), Share-Based Payment, on May 1, 2006, based on the modified prospective application transition method.
/s/ Deloitte & Touche LLP
Atlanta, Georgia
July 11, 2007

CONSOLIDATED BALANCE SHEETS

	April 30,
	2007	2006

ASSETS

CURRENT ASSETS:
Cash and cash equivalents (Note 3)	$5,662,894	$7,329,805
Restricted cash (Note 3)	—	418,594
Receivables:
Trade accounts and notes, net of allowance for doubtful accounts of $10,104 in 2007 and $11,061 in 2006	1,385,020	889,798
Contracts, net of allowance for doubtful accounts of $4,609 in 2007, and $0 in 2006, including retained amounts of $200,447 in 2007 and $171,303 in 2006 (Note 5)	830,080	1,519,509
Costs and earnings in excess of billings (Note 5)	265,540	286,824
Notes receivable	10,500	902,505
Deferred income taxes (Note 10)	443,030	622,927
Other (Note 2)	1,613,035	966,454

Total current assets	10,210,099	12,936,416

INCOME-PRODUCING PROPERTIES, net (Notes 6 and 8)	31,961,029	20,706,913
PROPERTY AND EQUIPMENT, net (Note 7)	838,886	843,204
RESTRICTED CASH (Note 3)	—	3,241,310
ASSETS OF DISCONTINUED OPERATIONS (Note 4)	—	61,419
OTHER ASSETS:
Real estate held for future development or sale	1,124,850	1,925,427
Intangible assets, net (Note 17)	3,940,418	3,065,961
Goodwill	5,458,717	5,458,717
Other (Note 2)	3,859,422	4,170,889

Total assets	$57,393,421	$52,410,256

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Trade and subcontractors payables, including retained amounts of $63,541 in 2007 and $20,988 in 2006	$635,308	$705,647
Accrued expenses	2,011,711	2,013,360
Accrued incentive compensation	584,416	471,619
Billings in excess of costs and earnings (Note 5)	219,305	211,676
Liabilities of discontinued operations (Note 4)	—	253,392
Current maturities of long-term debt	1,035,277	928,636

Total current liabilities	4,486,017	4,584,330

DEFERRED INCOME TAXES (Note 10)	4,233,498	3,710,599
LIABILITIES OF DISCONTINUED OPERATIONS (Note 4)	—	1,686,134
OTHER LIABILITIES	2,074,954	1,879,037
MORTGAGE NOTES PAYABLE, less current maturities (Note 8)	23,963,741	18,120,408
OTHER LONG-TERM DEBT, less current maturities (Note 9)	1,175,000	1,483,000

Total liabilities	35,933,210	31,463,508

COMMITMENTS AND CONTINGENCIES (Notes 8, 9, 18, and 20)
SHAREHOLDERS’ EQUITY:
Common stock, $1 par value; 5,000,000 shares authorized; 3,695,336 issued and 3,527,070 outstanding at April 30, 2007, 3,695,336 issued and 3,532,180 outstanding at April 30, 2006	3,695,336	3,695,336
Additional paid-in capital	4,875,160	4,803,133
Deferred stock compensation	—	(4,420)
Retained earnings	13,684,779	13,227,076
Treasury stock (common shares) of 168,266 in 2007 and 163,156 in 2006	(795,064)	(774,377)

Total shareholders’ equity	21,460,211	20,946,748

Total liabilities and shareholder’s equity	$57,393,421	$52,410,256

See accompanying notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended April 30,
	2007	2006	2005

REVENUES:
Building Performance Expert	$12,829,553	$11,611,479	$13,074,855
Rental income	6,190,667	6,107,751	7,912,897
Interest income	262,363	181,984	79,436
Other income	90,303	325,289	79,854

	19,372,886	18,226,503	21,147,042

COSTS AND EXPENSES:
Building Performance Expert	8,142,049	6,735,464	8,421,559
Rental property operating expenses, excluding interest	3,839,066	3,888,482	4,094,725

	11,981,115	10,623,946	12,516,284

Selling, general and administrative expenses	9,192,082	8,689,499	9,331,313
Loss on extinguishment of debt	—	—	218,071
Interest costs incurred	1,615,558	1,401,734	1,605,785

	22,788,755	20,715,179	23,671,453

GAINS ON SALE OF REAL ESTATE (Note 16), net of costs of sales of $1,094,679 in 2007, $1,895,697 in 2006, and $324,379 in 2005	1,880,321	1,928,290	190,621

LOSS FROM CONTINUING OPERATIONS
BEFORE INCOME TAXES	(1,535,548)	(560,386)	(2,333,790)

INCOME TAX BENEFIT (Note 10):
Current	(20,574)	46,505	—
Deferred	(506,960)	(259,452)	(894,220)

	(527,534)	(212,947)	(894,220)

LOSS FROM CONTINUING OPERATIONS	(1,008,014)	(347,439)	(1,439,570)

DISCONTINUED OPERATIONS (Note 4):
(Loss) earnings from discontinued operations, adjusted for applicable income tax (benefit) expense of ($113,509), $9,588, and ($180,770), respectively	(185,200)	15,647	(370,043)
Gain on sale of real estate income-producing properties, adjusted for applicable income tax expense of $1,323,773, $525,600 and $1,977,390, respectively	2,159,840	857,558	3,609,971

EARNINGS FROM DISCONTINUED OPERATIONS	1,974,640	873,205	3,239,928

NET EARNINGS	$966,626	$525,766	$1,800,358

NET EARNINGS (LOSS) PER SHARE (Note 13):
From continuing operations — basic and diluted	$(.29)	$(.10)	$(.41)
From discontinued operations — basic and diluted	.56	.25	.92

Net earnings per share — basic and diluted	$.27	$.15	$.51

See accompanying notes to consoidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

			Additional	Deferred
	Common Stock		Paid-In	Stock	Retained	Treasury
	Shares	Amount	Capital	Compensation	Earnings	Stock	Total

BALANCES at April 30, 2004	3,327,628	$3,327,628	$2,963,874	$(26,855)	$14,412,663	$(679,783)	$19,997,527

Net earnings	—	—	—	—	1,800,358	—	1,800,358
Common stock issued	29,973	29,973	104,108	(39,175)	—	—	94,906
Stock compensation expense	—	—	—	51,868	—	(5,159)	46,709
Cash dividends declared — $.29 per share (adjusted for subsequent stock dividend)	—	—	—	—	(1,026,089)	—	(1,026,089)

BALANCES at April 30, 2005	3,357,601	3,357,601	3,067,982	(14,162)	15,186,932	(684,942)	20,913,411

Net earnings	—	—	—	—	525,766	—	525,766
Common stock issued	1,800	1,800	6,660	(8,460)	—		—
Stock compensation expense	—	—	—	18,202	—	(1,871)	16,331
Stock option exercise	732	732	2,196	—	—	—	2,928
Cash dividends declared — $.14 per share (adjusted for subsequent stock dividend)	—	—	—	—	(511,688)	—	(511,688)
Stock dividend declared — 10% at market value on date declared	335,203	335,203	1,726,295	—	(1,973,934)	(87,564)	—

BALANCES at April 30, 2006	3,695,336	3,695,336	4,803,133	(4,420)	13,227,076	(774,377)	20,946,748

Net earnings	—	—	—	—	966,626	—	966,626
Common stock acquired	—	—	—	—	—	(19,747)	(19,747)
Stock compensation expense	—	—	72,027	4,420	—	(940)	75,507
Cash dividends declared — $.144 per share	—	—	—	—	(508,923)	—	(508,923)

BALANCES at April 30, 2007	3,695,336	$3,695,336	$4,875,160	$—	$13,684,779	$(795,064)	$21,460,211

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended
	2007	2006	2005

Cash flows from operating activities:
Net earnings	$966,626	$525,766	$1,800,358
Earnings from discontinued operations, net of tax	(1,974,640)	(873,205)	(3,239,928)
Adjustments to reconcile net earnings to net cash (used in) provided by operating activities:
Gain on sale of real estate	(1,880,321)	(1,928,291)	(190,621)
Depreciation and amortization	1,714,973	1,352,811	1,443,399
Deferred tax expense (benefit)	(506,960)	180,474	853,058
Stock compensation expense	75,507	16,331	46,709
Cash surrender value	66,542	(121,110)	(112,879)
Straight-line rent	(38,264)	(44,568)	(165,188)
Provision for (recovery of) doubtful accounts, net	27,152	(58,740)	21,289
Loss on disposal of property and equipment	—	17,232	—
Loss on early extinguishment of debt	—	—	218,071
Changes in assets and liabilities, net of effect of acquisitions:
Receivables, net	70,575	301,463	(959,098)
Notes receivable, net	892,005	(509,568)	—
Costs and earnings in excess of billings	21,284	25,957	201,138
Other current assets	(128,875)	(99,432)	(274,687)
Other assets	(14,003)	(33,716)	(184,428)
Trade and subcontractors payable	(70,339)	(182,750)	196,831
Accrued expenses	(52,501)	166,848	(271,005)
Accrued incentive compensation	112,797	(617,750)	1,089,369
Billings in excess of costs and earnings	7,629	(314,836)	428,073
Other liabilities	(48,599)	(84,887)	43,460

Net cash (used in) provided by operating activities	(759,412)	(2,281,971)	943,921

Cash flows from investing activities:
Proceeds from sale of real estate temporarily held in escrow	418,594	8,272,399	—
Deposit of cash proceeds from sale of real estate temporarily held in escrow	(3,861,664)	(3,659,904)	(8,272,399)
Proceeds from maturity of held-to-maturity investment	—	2,000,000	200,000
Purchase of held-to-maturity investments	—	(300,000)	—
Proceeds from sale of real estate held for future sale or development	2,709,444	3,245,595	515,000
Additions to real estate held for sale or future development	(28,546)	—	—
Additions to income-producing properties, net	(318,528)	(724,333)	(459,243)
Additions to property, equipment and other, net	(185,989)	(202,910)	(469,661)
Additions to intangible assets, net	(830,713)	(866,753)	(605,041)
Acquisition, net of escrowed cash	(5,118,575)	—	(169,624)

Net cash (used in) provided by investing activities	(7,215,977)	7,764,094	(9,260,968)

Cash flows from financing activities:
Debt proceeds	9,200,000	—	—
Scheduled debt repayments	(929,986)	(905,212)	(715,357)
Mortgage principal payoff	(2,600,000)	—	(1,974,042)
Deferred loan costs paid	(154,497)	—	(50,000)
Cash dividends	(508,923)	(511,688)	(1,026,089)
Repurchase of Common Stock	(19,747)	—	—
Proceeds from exercise of stock options	—	2,928	—

Net cash provided by (used in) financing activities	4,986,847	(1,413,972)	(3,765,488)

Cash flows from discontinued operations:
Operating activities	111,531	(397,366)	2,312,034
Investing activities	3,134,788	5,360,366	8,118,366
Financing activities	(1,924,688)	(3,103,991)	(3,324,899)

Net cash provided by discontinued operations	1,321,631	1,859,009	7,105,501

Net (decrease) increase in cash and cash equivalents	(1,666,911)	5,927,160	(4,977,034)
Cash and cash equivalents at beginning of period	7,329,805	1,402,645	6,379,679

Cash and cash equivalents at end of period	$5,662,894	$7,329,805	$1,402,645

Supplemental disclosure of noncash financing activities:
Issuance of Common Stock under 2000 Stock Award Plan	$—	$8,460	$39,175
Supplemental schedule of cash flow information:
Cash paid during the year for interest	$2,152,747	$2,004,677	$1,996,986
Cash (refunded) paid during the year for income taxes, net	$(20,572)	$141,771	$58,488

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2007, 2006, AND 2005
1. ORGANIZATION AND BUSINESS
Servidyne, Inc. (formerly “Abrams Industries, Inc.”) and subsidiaries (the “Company”) was organized under Delaware law in 1960. In 1984, the Company changed its state of incorporation from Delaware to Georgia. In July 2006, the Company changed its name to Servidyne, Inc. from Abrams Industries, Inc. The Company (i) provides building performance expert services to owners and operators of commercial real estate; and (ii) engages in commercial real estate investment and development. The Company also formerly provided commercial construction services as a general contractor. The Company’s wholly-owned subsidiaries include Servidyne Systems, LLC and The Wheatstone Energy Group, LLC (the “BPE Segment”), Abrams Properties, Inc. and subsidiaries, and AFC Real Estate, Inc. and subsidiaries (the “Real Estate Segment”).
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
(C) Revenue recognition
Revenues derived from implementation, training, support, and base service license fees from customers accessing the Company’s proprietary building performance expert software on an application service provider (ASP) basis follow the provisions of Securities and Exchange Commission Staff Accounting Bulletin (“SAB”) 104, Revenue Recognition. For these sources of revenues, the Company recognizes revenue when all of the following conditions are met: there is persuasive evidence of an arrangement; service has been provided to the customer; the collection of fees is probable; and the amount of fees to be paid by the customer is fixed and determinable. The Company’s license arrangements do not include general rights of return. Revenues are recognized ratably over the contract terms beginning on the commencement date of each contract. Amounts that have been invoiced are recorded in accounts receivable and in revenue or deferred revenue, depending on the timing of when the revenue recognition criteria have been met. Additionally, the Company defers the related direct costs and amortizes them over the same time period as the revenue is recognized.
Energy engineering and consulting services are accounted for separately and are recognized as the services are rendered in accordance with SAB 104. Sales of proprietary client services computer software solutions and hardware products are recognized when products are sold.
Energy savings project revenues are reported on the percentage-of-completion method, using costs incurred to date in relation to estimated total costs of the contracts to measure the stage of completion. Original contract prices are adjusted for change orders in the amounts that are reasonably estimated based on the Company’s historical experience. The cumulative effects of changes in estimated total contract costs and revenues (change orders) are recorded in the period in which the facts requiring such revisions become known, and are accounted for using the percentage-of-completion method. At the time it is determined that a contract is expected to result in a loss, the entire estimated loss is recorded.

The Company leases space in its income-producing properties to tenants and recognizes minimum base rentals as revenue on a straight-line basis over the lease term. The lease term usually begins when the tenant takes possession of, or gains physical control and use of, the leased asset. Generally, this occurs on the lease commencement date. In determining what constitutes the leased asset, the Company evaluates whether the Company or the tenant is the owner of the improvements. If the Company is the owner of the improvements, then the leased asset is the finished space. In such instances, revenue recognition begins when the tenant takes possession of the finished space, typically when the improvements are substantially complete. If the Company determines that the improvements belong to the tenant, then the leased asset is the unimproved space, and any improvement allowances funded by the Company under the lease are treated as lease incentives that reduce the revenue recognized over the term of the lease. In these circumstances, the Company begins revenue recognition when the tenant takes possession of the unimproved space. The Company considers a number of different factors in order to evaluate who owns the improvements. These factors include (1) whether the lease stipulates the terms and conditions of how an improvement allowance may be spent; (2) whether the tenant or the Company retains legal title to the improvements; (3) the uniqueness of the improvements; (4) the expected economic life of the improvements relative to the length of the lease; and (5) who constructs or directs the construction of the improvements. The determination of who owns the improvements is subject to significant judgment. In making the determination, the Company considers all of the above factors; however, no one factor is determinative in reaching a conclusion. Certain leases may also require tenants to pay additional rental amounts as partial reimbursements for their share of property operating and common area expenses, real estate taxes, and insurance, which are recognized when earned. In addition, certain leases require retail tenants to pay incremental rental amounts, which are contingent upon their store sales. These percentage rents are recognized only if and when earned and are not recognized on a straight-line basis.
Gains on the sale of real estate assets is recognized when all of the following has occurred: (a) the property is transferred from the Company to the buyer; (b) the buyer’s initial and continuing investment is adequate to demonstrate a commitment to pay for the property; and (c) the buyer has assumed all future ownership risks of the property. Costs of sales related to real estate assets are based on the specific property sold. If a portion or unit of a property is sold, a proportionate share of the total cost of the development or acquisition is charged to cost of sales.
(D) Cash and cash equivalents and short-term investments
Cash and cash equivalents include money market funds and other highly liquid financial instruments, but excludes restricted cash (current and long-term). The Company considers all highly liquid financial instruments with original maturities of three months or less to be cash equivalents, other than restricted cash (current and long-term). The Company considers financial instruments with original maturities of three months to one year to be short-term investments. The Company has classified all short-term investments as “held to maturity.” As of April 30, 2007, and April 30, 2006, the Company had a short-term investment in a certificate of deposit that is included in other long-term assets that secures a letter of credit on a mortgage note payable that matures in August 2012.
(E) Restricted cash
Restricted cash includes funds that are temporarily held in escrow (current and long-term) resulting from proceeds of sales of real estate which the Company elects to be deposited temporarily into an escrow account, at closing of the sale, in order to fund potential acquisitions of income-producing properties through a tax deferred Internal Revenue Code Section 1031 exchange. If the Company elects or is unable to complete such acquisition, then the funds are released from escrow and converted to cash and cash equivalents.
(F) Income-producing properties and property and equipment
Income-producing properties are stated at historical cost, and are depreciated for financial reporting purposes using the straight-line method over the estimated useful lives of the assets. Significant additions that extend asset lives are capitalized and are depreciated over their respective estimated useful lives. Routine maintenance and repair costs are expensed as incurred. Interest and other carrying costs related to real estate assets under active development are capitalized. Other costs of development and construction of real estate assets are also capitalized. Capitalization of interest and other carrying costs is discontinued when a project is substantially completed or if active development ceases. The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

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
(I) Impairment of long-lived assets and assets to be disposed of
The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset against the future net undiscounted cash flows expected to be generated by the asset. If an asset is determined to be impaired, the impairment to be recognized would be determined by the amount by which the carrying amount of the asset exceeded the asset’s fair value. Assets to be disposed of are reported at the lower of their carrying amounts or fair value less estimated costs to sell. As of April 30, 2007, the Company does not believe any of its long-lived assets are impaired.
(J) Income taxes
Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to be applied to taxable income in the years in which those temporary differences are expected to be recovered or settled. Deferred tax assets and liabilities are adjusted in the period of enactment for the effect of a change in tax law or rates.
K) Capitalized computer software
Software development is accounted for in accordance with Emerging Issues Task Force (“EITF”) 00-3 that sets forth the accounting of software in a Web hosting arrangement. As such, the Company follows the guidance set forth in Statement of Position (“SOP”) 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, in accounting for the development of its on-demand application services. SOP 98-1 requires that costs that are incurred in the preliminary project stage should be expensed as incurred. Costs that are incurred during the application development stage are capitalized and reported at the lower of unamortized cost or net realizable value. Capitalization ceases when the computer software development project, including testing of the computer software, is substantially complete and the software product is ready for its intended use. Capitalized costs are amortized on a straight-line basis over the estimated economic life of the product.
(L) Goodwill and other intangible assets
Intangible assets primarily consist of trademarks, computer software, customer relationships, proprietary BPE software solutions, real estate lease costs, and deferred loan costs. The trademarks are unamortized intangible assets as they have indefinite lives. However, the computer software, proprietary BPE software applications, lease costs, and deferred loan costs are amortized using the straight-line method over the following estimated useful lives:

Computer software	3 years
Proprietary BPE software solutions	5 years
Customer relationships	5 years
Lease costs	Over the term of the lease
Loan costs	Over the term of the loan
Goodwill and intangible assets with indefinite lives are reviewed for impairment on an annual basis or whenever events or changes in circumstances indicate that the carrying basis of an asset may not be recoverable. The recoverability of assets to be held and used is measured by a comparison of the carrying basis of the asset to the future net discounted cash flows expected to be generated by the asset. If an asset is determined to be impaired, the impairment to be recognized is determined by the amount by which the carrying amount of the asset exceeds the asset’s estimated fair value. Assets to be disposed of are reported at the lower of their carrying basis or estimated fair value less estimated costs to sell. The most significant assumptions in the impairment analysis are estimated future revenue growth, estimated future profit margins and discount rate. The Company estimates future revenue growth by utilizing several factors, which include revenue currently in backlog, commitments from longstanding customers, targeted revenue from qualified prospects, and revenues expected to be generated from new sales or marketing initiatives. The discount rate is determined by an average cost of the Company’s equity and debt. The Company performed the annual impairment analysis of goodwill and indefinite lived intangible assets for the Building Performance Expert Segment in the quarter ended January 31, 2007, as required by SFAS 142, Goodwill and Other Intangible Assets. Additionally, the Company performed a sensitivity analysis assuming the discount rate was 100 basis points higher and the growth rate was 30% lower than those used in the initial analysis. The analyses did not result in an impairment for fiscal 2007. As of April 30, 2007, the Company does not believe that any of its goodwill or other intangible assets are impaired.
(M) Derivative instruments and hedging activities
The Company accounts for derivative instruments and hedging activities, if any, in accordance with SFAS 133, Accounting for Derivative Instruments and Hedging Activities, as amended. Under SFAS 133, derivative instruments are recognized in the balance sheet at fair value, and changes in the fair value of such instruments are recognized currently in earnings unless specific hedge accounting criteria are met. At April 30, 2007, and April 30, 2006, the Company had no derivative instruments or hedging activities.
(N) Discontinued Operations
The Company adopted SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, effective in fiscal 2003, which requires, among other things, that the gains and losses from the disposition of certain income-producing real estate assets, and associated liabilities, operating results, and cash flows be reflected as discontinued operations in the financial statements for all periods presented. Although net earnings is not affected, the Company has reclassified results of sold assets that were previously included in continuing operations as discontinued operations for qualifying dispositions under SFAS 144.
(O) Other current assets
Other current assets consisted of the following as of April 30, 2007, and April 30, 2006:

	2007	2006

Cash surrender value of life Insurance	$517,706	$—
Inventory	286,425	253,330
Prepaid real estate taxes	265,195	207,858
Deferred costs	139,052	123,273
Other	138,214	114,537
Deposits	121,898	25,320
Prepaid insurance	79,971	138,512
Prepaid rent	39,574	78,624
Prepaid consulting	25,000	25,000

	$1,613,035	$966,454

(P) Other assets
Other assets consisted of the following as of April 30, 2007, and April 30, 2006:

	2007	2006

Deferred executive compensation	$1,968,345	$1,731,825
Cash surrender value of life insurance	1,077,615	1,605,863
Straight-line rent	513,462	452,638
Short-term investment	300,000	300,000
Notes receivable	—	80,563

	$3,859,422	$4,170,889

(Q) Recent Accounting Pronouncement
In June 2006, the Financial Accounting Standards Board issued Interpretation 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, an interpretation of SFAS 109, Accounting for Income Taxes, to create a single model to address accounting for uncertainty in tax positions. FIN 48 clarifies the accounting for income taxes, by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company adopted FIN 48 as of May 1, 2007, as required. The cumulative effect of adopting FIN 48 will be recorded in retained earnings and other accounts, if applicable. The Company has not determined the effect, if any, the adoption of FIN 48 will have on the Company’s financial position and results of operations.
(R) Stock Compensation
On May 1, 2006, the Company adopted Statement of Financial Accounting Standard (“SFAS”) 123(R), Share-Based Payment (revised 2004). SFAS 123(R) requires that all equity awards to employees, directors, and consultants be expensed by the Company over the requisite service period. The Company adopted this standard using the modified prospective method. Under this method, the Company records compensation expense for all awards it granted after the date it adopted the standard. In addition, as of the effective date, the Company was required to record compensation expense for any unvested portion of the previously granted awards that remained outstanding at the date of adoption. The adoption of SFAS 123(R) at that time did not have an impact on the Company’s financial position or results of operations as there were no unvested equity awards that required an accounting change as of May 1, 2006.
Prior to the adoption of SFAS 123(R), the Company accounted for equity-based compensation under the provisions and related interpretations of Accounting Principles Board (“APB”) 25, Accounting for Stock Issued to Employees. Accordingly, the Company was not required to record compensation expense when stock options were granted to employees and directors as long as the exercise price was no less than the fair value of the stock at the grant date. Under SFAS 123, Accounting for Stock-Based Compensation, as amended by SFAS 148, Accounting for Stock-Based Compensation — Transition and Disclosure, the Company continued to follow the guidance of APB 25, but provided pro forma disclosures of net earnings and net earnings per share as if the Company had adopted the provisions of SFAS 123.
If the Company had accounted for its stock-based compensation awards in accordance with SFAS 123 prior to its adoption, results would have been as follows for the years ended April 30:

	2006	2005

Net earnings, as reported	$525,766	$1,800,358
Add: Stock-based compensation	25,107	52,397
Deduct: Total stock-based compensation expense as determined under fair value based method for all awards, net of related tax effects	(113,999)	(161,600)
Add: Forfeitures, net of related tax effects	12,124	50,760

Pro forma net earnings	$448,998	$1,741,915

Net earnings per share:
Basic and diluted — as reported	$0.15	$0.51

Basic and diluted — pro forma	$0.13	$0.49

The Company has three outstanding types of equity-based incentive compensation instruments in effect with employees, non-employee directors and outside consultants: stock options, stock appreciation rights and restricted stock.

For fiscal years 2007, 2006, and 2005, the Company’s net earnings included $75,507, $16,331 and $46,709, respectively, of total equity-based compensation expense, and $28,693, $6,206 and $17,749, respectively, of related income tax benefits. All of this expense was included in selling, general and administrative expense in the consolidated statements of operations.
Stock Options
A summary of the stock options activity for the fiscal years ended April 30, is as follows:

	2007		2006		2005
		Weighted		Weighted		Weighted
	Options	Average	Options	Average	Options	Average
	to Purchase	Exercise	to Purchase	Exercise	to Purchase	Exercise
	Shares	Price	Shares	Price	Shares	Price

Outstanding at beginning of year	757,390	$4.68	788,169	$4.67	723,353	$4.56
Granted	—	—	4,400	4.77	172,589	4.86
Forfeited	(190,209)	4.74	(34,373)	4.57	(107,773)	4.68
Exercised	—	—	(806)	3.64	—	—

Outstanding at end of year	567,181	4.66	757,390	4.68	788,169	4.67

Vested at end of year	567,181	$4.66	757,390	$4.68	498,593	$4.61

As of April 30, 2007, and April 30, 2005, none of the vested stock options were “in-the-money” and exercisable. As of April 30, 2006, 4,029 of the outstanding and vested stock options were “in-the-money” and exercisable.
On December 13, 2006, in consideration of the Company’s need to make more shares available under the 2000 Stock Award Plan for equity awards to motivate and retain key employees, Mr. Alan R. Abrams and Mr. J. Andrew Abrams voluntarily elected to forfeit 37,500 and 12,500 vested incentive stock option awards previously granted, respectively.
A summary of information about all stock options outstanding as of April 30, 2007, is as follows:

	Number of	Weighted Average
	Outstanding	Remaining
	and Exercisable	Contractual
Exercise Price	Options	Life (Years)

$4.64	498,108	5.27
4.77	4,400	0.10
4.82	63,800	7.91
5.45	873	7.14
The Company estimates the fair value of each stock option grant on the date of grant using the Black-Scholes option-pricing model. The risk free interest rate utilized in the Black-Scholes calculation is the interest rate on the U.S. Treasury Bill having the same maturity as the expected life of the Company’s stock option awards. Expected life of the stock options granted was based on the estimated holding period of the awarded stock options.. Expected volatility is based on the historical volatility of the Company’s stock over the preceding five-year period using the month-end stock price. The fair value for each stock option grant was estimated on the respective grant date using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2006	2005

Expected life (years)	10	10
Dividend yield	3.70%	3.86%
Expected stock price volatility	26%	26%
Risk-free interest rate	4.52%	4.45%
Using these assumptions, the weighted average fair value per share of stock options granted in fiscal 2006 and fiscal 2005, was $1.17 and $.99, respectively.

There were no stock options granted in fiscal 2007.
Stock Appreciation Rights
The Company awarded 312,000 stock appreciation rights (“SARs”) on June 26, 2006, and 249,000 SARs on December 6, 2006. Before the current fiscal year, the Company had not previously awarded SARs. The SARs awarded have a five-year vesting period, in which 30% of the SARs will vest on the third anniversary of the year of grant, , 30% will vest on the fourth anniversary of the year of grant, and 40% will vest on the fifth anniversary of the year of grant, with an early vesting provision by which 100% of SARs would vest immediately if the Company’s stock price closes at or above $20 per share for ten consecutive business days. A summary of SARs activity for the year ended April 30, 2007, is as follows:

		Weighted
	SARs to	Average
	Purchase	Exercise
	Shares	Price
Outstanding at April 30, 2006	—	$—
Granted	561,000	4.07
Exercised	—	—
Forfeited	(131,000)	4.10

Outstanding at April 30, 2007	430,000	$4.06

Vested at April 30, 2007	—	$—

A summary of information about SARs outstanding as of April 30, 2007, is as follows:

			Weighted Average
	Number of	Number of	Remaining
	Outstanding	Exercisable	Contractual
Exercise Price	SARs	SARs	Life (Years)

$3.98	217,000	0	9.61
4.14	213,000	0	9.16
The Company estimates the fair value of each SARs grant on the date of grant using the Black-Scholes option-pricing model. The risk free interest rate utilized in the Black-Scholes calculation is the interest rate on the U.S. Treasury Bill having the same maturity as the expected life of the Company’s SARs awards. The expected life of the SARs granted was based on the estimated holding period of the SARs award. Expected volatility is based on the historical volatility of the Company’s stock over the preceding five-year period using the month-end stock price. The SARs granted had the following weighted average assumptions and fair value:

2007
Expected life (years)	5
Dividend yield	3.19%
Expected stock price volatility	36.17%
Risk free interest rate	4.81%
Fair value of SARs granted	$0.77
The Company’s net earnings for the year ended April 30, 2007, includes $72,027 of equity-based compensation expense related to the vesting of SARs and a related income tax benefit of $27,370. The compensation expense was included in selling, general and administrative expenses in the consolidated statement of operations.

Shares of Restricted Stock
Periodically, the Company has awarded shares of restricted stock to employees, directors and outside consultants. The awards were previously accounted for under APB No. 25, recorded at fair market value on the date of grant as deferred compensation expense, and compensation expense was recognized over the vesting period on a straight-line basis, net of forfeitures. Upon adoption of SFAS 123(R), $4,420 of deferred compensation expense related to the Company’s shares of restricted stock was reclassified to additional paid in capital. As of April 30, 2007, there was no unrecognized compensation cost. For fiscal years 2007, 2006 and 2005, restricted stock equity-based compensation expense related to the vesting of shares of restricted stock was $3,480, $16,331 and $46,709, respectively, and the related income tax benefits were $1,322, $6,206 and $17,749, respectively. The following table summarizes restricted stock activity for the fiscal years 2007, 2006, and 2005:

	2007	2006	2005

Non-vested restricted stock at beginning of year	4,420	9,570	10,230
Granted	—	1,890	10,120
Forfeited	(210)	(440)	(550)
Vested	(4,210)	(6,600)	(10,230)

Non-vested restricted stock at end of year	—	4,420	9,570

The weighted average fair value of the restricted stock awards granted was $4.47 and $4.00 in 2006 and 2005, respectively. No restricted stock awards were granted in fiscal 2007.
3. RESTRICTED CASH
Restricted cash (current and long-term) is cash proceeds from sales of real estate which the Company elects to be deposited temporarily into an escrow account at closing of the sale in order to fund potential acquisitions of income-producing properties through a tax deferred Internal Revenue Code Section 1031 exchange. If the Company elects or is unable to complete such acquisition, then the funds are released from escrow and converted to cash and cash equivalents.
4. DISCONTINUED OPERATIONS
The Company is in the business of creating long-term value by periodically realizing gains through the sales of real estate assets, and then redeploying its capital by reinvesting the proceeds from such sales. SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, requires, among other things, that the operating results of certain income-producing assets, which have been sold, be included in discontinued operations in the statements of operations for all periods presented. The Company classifies an asset as a current asset held for sale when the asset is under a binding sales contract with minimal contingencies and the buyer is materially at risk if the buyer fails to complete the transaction. However, each potential transaction is evaluated based on its separate facts and circumstances. Pursuant to this standard, as of April 30, 2007, the Company had no income producing properties that were classified as held for disposition or sale.
Interest expense specifically related to mortgage debt on income-producing properties is allocated to the results of discontinued operations in accordance with EITF 87-24, Allocation of Interest to Discontinued Operations. The Company has elected not to allocate to discontinued operations other consolidated interest that is not directly attributable to or related to other operations of the Company.
Construction Segment
During its fiscal year ended April 30, 2004, the Company made the decision to discontinue its operations as a general contractor, and pursuant this decision, all general contracting operating activities ceased. The former Construction Segment has been classified as a discontinued operation.

Real estate sales of income-producing properties
On November 1, 2006, the Company sold its owned shopping center located in Morton, Illinois, and recognized a pre-tax gain of approximately $3.48 million. On January 30, 2006, the Company sold its former professional medical office building located in Douglasville, Georgia, and recognized a pre-tax gain of approximately $1.38 million. On April 18, 2005, the Company sold its former shopping center located in Jackson, Michigan, and recognized a pre-tax gain of approximately $4.1 million. On February 9, 2005, the Company sold its former shopping center located in Cincinnati, Ohio, and recognized a pre-tax gain of approximately $850,000.
As a result of these transactions, the Company’s financial statements have been prepared with the assets, liabilities, results of operations, cash flows, and the gains from these sales reclassified as discontinued operations. All historical statements have been restated in accordance with SFAS 144. Summarized financial information for discontinued operations for the fiscal years ended April 30 is as follows:

	2007	2006	2005

CONSTRUCTION SEGMENT
Revenues	$—	$40	$145,513
Costs and expenses	—	(50,411)	114,734
Selling, general & administrative expenses	14,201	96,990	171,393

Operating loss from Construction Segment	(14,201)	(46,539)	(140,614)

REAL ESTATE SEGMENT
Rental revenues	231,613	1,016,644	2,380,967
Rental property operating expenses, including depreciation	23,599	437,476	1,466,995
Interest expense and loan prepayment fees	492,522	507,394	1,324,171

Operating (loss) earnings from Real Estate Segment	(284,508)	71,774	(410,199)

Total operating (loss) earnings from discontinued operations	(298,709)	25,235	(550,813)
Income tax (benefit) expense	(113,509)	9,588	(180,770)

Total operating (loss) earnings from discontinued operations, net of tax	(185,200)	15,647	(370,043)

Gain on sales of income-producing real estate	3,483,613	1,383,158	5,587,361
Income tax expense	1,323,773	525,600	1,977,390

Gain on sales of income-producing real estate, net of tax	2,159,840	857,558	3,609,971

Earnings from discontinued operations, net of tax	$1,974,640	$873,205	$3,239,928

	Balances at
Assets of Discontinued Operations	April 30, 2007	April 30, 2006

Income-producing properties	$—	$18,004
Intangible assets	—	43,415

	$—	$61,419

	Balances at
Liabilities of Discontinued Operations	April 30, 2007	April 30, 2006

Accrued expenses	$—	$14,836
Current maturities of long-term debt	—	238,556
Mortgage notes payable	—	1,686,134

	$—	$1,939,526

5. CONTRACTS IN PROGRESS
Assets and liabilities that are related to contracts in progress, including contracts receivable, are included in current assets and current liabilities, as they will be liquidated in the normal course of contract completion, which is expected to occur within one year. Amounts billed and costs and earnings recognized on contracts in progress at April 30 were:

	2007	2006

Costs and earnings in excess of billings:
Accumulated costs and earnings	$613,835	$1,377,857
Amounts billed	348,295	1,091,033

	$265,540	$286,824

Billings in excess of costs and earnings:
Amounts billed	$3,028,185	$2,837,690
Accumulated costs and earnings	2,808,880	2,626,014

	$219,305	$211,676

6. INCOME-PRODUCING PROPERTIES
Income-producing properties and their estimated useful lives at April 30 were as follows:

	Estimated
	Useful Lives	2007	2006

Land	N/A	$11,194,458	$6,329,715
Buildings and improvements	7-39 years	29,028,641	24,604,506

		$40,223,099	$30,934,221

Less — accumulated depreciation and amortization		8,262,070	10,227,308

		$31,961,029	$20,706,913

Depreciation expense from continuing operations for the years ended April 30, 2007, 2006, and 2005, was $802,526, $692,787, and $817,124, respectively.
7. PROPERTY AND EQUIPMENT
The major components of property and equipment and their estimated useful lives at April 30 were as follows:

	Estimated
	Useful Lives	2007	2006

Buildings and improvements	3-39 years	$496,276	$490,804
Equipment	3-10 years	1,304,949	1,231,543
Vehicles	3-5 years	253,184	147,126

		$2,054,409	$1,869,473

Less — accumulated depreciation		1,215,523	1,026,269

		$838,886	$843,204

Depreciation expense from continuing operations for the years ended April 30, 2007, 2006, and 2005, was $190,307, $176,967, and $161,741, respectively.

8. MORTGAGE NOTES PAYABLE AND LEASES
As of April 30, 2007, the Company owned four shopping centers, two office buildings, and an office park. All of the owned properties were pledged as collateral on related mortgage notes payable, except for the Company’s owned shopping center in Orange Park, Florida. Exculpatory provisions of the mortgage notes limit the Company’s liability for repayment to its interest in the respective mortgaged properties.
As of April 30, 2007, Kmart was a tenant in three of the four Company-owned shopping centers. The owned shopping centers are leased to tenants for terms expiring on various dates from fiscal years 2008 to 2019, while leases on the office properties expire from fiscal years 2007 to 2015. The Company also leases two shopping centers under leaseback arrangements expiring on various dates between fiscal years 2008 to 2015. The Company’s leases contain exculpatory provisions that limit the Company’s liability for payment to its interest in the respective leases. The leaseback shopping centers are subleased to the Kmart Corporation. The terms of the leases either are the same as, or may be extended to correspond to, the sublease periods.
All leases are operating leases. The owned shopping center leases typically require that the tenants make fixed rental payments over a five to 25 year period, and typically grant the tenant renewal options, and may provide for contingent rentals if the tenant’s annual sales volume in the leased space exceeds a predetermined amount. The leases on the office properties typically require tenants to make fixed rental payments over a one to seven year period. In most cases, the shopping center and office leases provide that the tenant bear a portion of the cost of insurance, repairs, maintenance and taxes.
Base rental revenues recognized from owned shopping centers and office properties in 2007, 2006, and 2005, were approximately $4,462,000, $3,836,000, and $3,688,000, respectively. Base rental revenues recognized from leaseback shopping centers in 2007, 2006, and 2005, were approximately $989,000, $1,421,000, and $1,574,000, respectively. Contingent rental revenues on all shopping centers in 2007, 2006, and 2005, were approximately $25,000, $27,000, and $54,000, respectively.
Approximate future minimum annual rental receipts from all rental properties are as follows:

Year Ending April 30,	Owned	Leaseback

2008	$4,738,000	$559,000
2009	3,620,000	559,000
2010	3,093,000	559,000
2011	2,386,000	559,000
2012	1,865,000	559,000
Thereafter	3,410,000	781,000

	$19,112,000	$3,576,000

The expected future minimum principal and interest payments on mortgage notes payable for the owned rental properties, and the approximate future minimum rentals expected to be paid on the leaseback centers, are as follows:

	Owned Rental Properties		Leaseback
	Mortgage Payments		Centers Rental
Year Ending April 30,	Principal	Interest	Payments

2008	$757,277	$1,645,270	$257,000
2009	2,979,903	1,537,462	248,000
2010	477,382	1,415,393	248,000
2011	5,798,490	1,381,604	248,000
2012	395,906	961,730	248,000
Thereafter	14,312,060	1,259,079	358,000

	$24,721,018	$8,200,538	$1,607,000

The mortgage notes payable are due at various dates between May 1, 2008, and October 1, 2016, and bear interest at rates ranging from 6.125% to 7.75%. At April 30, 2007, the weighted average rate for all outstanding debt was 6.95%, including other long-term debt and credit facilities (see Note 9 — “Other Long-Term Debt”).
In reference to the table above, for the year ended April 30, 2009, the owned rental properties mortgage principal payments include an interim bank loan of $2.5 million that was replaced by a permanent loan of $3.2 million on June 1, 2007. The new permanent loan bears interest at 5.96% with interest only payments for the first twelve months, and then the loan will be amortized using a 30-year amortization schedule until it matures on June 8, 2017 (see Note 20 — “Subsequent Events”).
Secured letter of credit
In conjunction with terms of the mortgage on an office building, the Company is required to provide for potential future tenant improvement costs and lease commissions through additional collateral, in the form of a letter of credit in the amount of $150,000 from July 17, 2002, through July 16, 2005, $300,000 from July 17, 2005, through July 16, 2008, and $450,000 from July 17, 2008, through August 1, 2012. The letter of credit is secured by a certificate of deposit which is recorded on the accompanying balance sheet as a long term other asset as of April 30, 2007.
Debt restructuring in Fiscal 2005
On July 8, 2004, the Company restructured the loan on the Company’s owned shopping center in Jacksonville, Florida. The Company paid the lender $1.5 million as payment in full of the Additional Interest Agreement, which was then terminated. The loan principal amount was reduced by $474,042. The restructured loan principal amount was $7.8 million; the loan bears interest at 6.125% and will be amortized until it matures on July 1, 2029, although the loan may be called by the lender for early repayment any time after July 1, 2011, upon thirteen months’ prior written notice.
Management determined that the restructuring of the loan was a material modification of the original loan, and as a result, the Company recognized an expense relating to the early extinguishment of debt in the amount of $218,071, in the year ended April 30, 2005, as shown on the accompanying statement of operations. In conjunction with the restructured loan, the Company recorded $50,000 in deferred loan costs to be amortized over the estimated life of the restructured loan.

9. OTHER LONG-TERM DEBT
Other long-term debt at April 30 was as follows:

	2007	2006

Note payable, net of discount ($100,000 at April 30, 2007), bearing interest at the prime rate plus 1.5% (9.75% at April 30, 2007); interest only payments due monthly; matures December 18, 2011; secured by all general assets of The Wheatstone Energy Group, LLC	$900,000	$930,000

Note payable bearing interest at 6.0%; interest due annually on January 31, and principal payments due in installments as defined in the agreement commencing on January 31, 2006; matures on January 31, 2008	258,000	387,000

Note payable bearing interest at 6.8%; interest due annually on December 31, beginning December 31, 2004, and principal payments due annually in installments as defined in the agreement commencing on December 19, 2008; matures on December 19, 2011	295,000	295,000

Note payable, net of discount ($4,875 at April 30, 2006), with an imputed interest rate of 6.0%; principal payments were due in two installments on May 26, 2005, and May 26, 2006	—	74,625

Note payable, net of discount ($1,749 at April 30, 2006), with an imputed interest rate of 6.0%; principal payments due annually in installments as defined in the agreement, commencing on December 26, 2004; matured on December 26, 2006	—	33,417

Total other long-term debt	1,453,000	1,720,042

Less current maturities	278,000	237,042

Total other long-term debt, less current maturities	$1,175,000	$1,483,000

The future minimum principal payments due on other long-term debt are as follows:

Fiscal Year Ending April 30,

2008	$278,000
2009	40,000
2010	85,000
2011	150,000
2012	900,000
Thereafter	—

Total	$1,453,000

10. INCOME TAXES
The benefit for income taxes from continuing operations consists of the following:

	Current	Deferred	Total

Year ended April 30, 2007
Federal	$(20,574)	$(456,542)	$(477,116)
State and local	—	(50,418)	(50,418)

	$(20,574)	$(506,960)	$(527,534)

Year ended April 30, 2006
Federal	$46,505	$(225,829)	$(179,324)
State and local	—	(33,623)	(33,623)

	$46,505	$(259,452)	$(212,947)

Year ended April 30, 2005
Federal	$—	$(746,813)	$(746,813)
State and local	—	(147,407)	(147,407)

	$—	$(894,220)	$(894,220)

Total income tax benefits from continuing operations recognized in the consolidated statements of operations differs from the amounts computed by applying the federal income tax rate of 34% to pretax loss, as a result of the following:

	2007	2006	2005

Computed “expected” benefit	$(522,086)	$(190,531)	$(793,489)
Decrease in income taxes resulting from:
State and local income taxes, net of federal income tax benefit	(60,808)	(22,416)	(93,351)
Valuation allowance	—	—	(46,667)
Permanent items	55,974	—	—
Other	(614)	—	39,287

	$(527,534)	$(212,947)	$(894,220)

The tax effect of the temporary differences that give rise to significant portions of the deferred income tax assets and deferred income tax liabilities, at April 30, are presented below:

	2007	2006

Deferred income tax assets:
Items not currently deductible for tax purposes:
Net operating loss carryforwards, federal and state (1)	$2,647,024	$1,451,135
Valuation allowance	(236,098)	(236,098)
Income producing properties and property and equipment, principally because of differences in depreciation and capitalized interest	193,076	842,202
Capitalized costs	49,426	86,881
Bad debt reserve	32,228	32,592
Deferred compensation plan	752,932	655,083
Compensated absences	36,338	52,121
Other accrued expenses	516,879	425,981
Other	151,314	329,306

Gross deferred income tax assets	4,143,119	3,639,203

Deferred income tax liabilities:
Income producing properties and property and equipment, principally because of differences in depreciation and capitalized interest	1,052,004	944,959
Gain on real estate sales structured as tax-deferred like-kind exchanges	6,648,422	5,605,180
Other	233,161	176,736

Gross deferred income tax liability	7,933,587	6,726,875

Net deferred income tax liability	$3,790,468	$3,087,672

(1)	The federal net operating loss carryforwards expire in various years after fiscal 2015. The majority of the state operating loss carryforwards expire in various years after fiscal 2009.
Valuation allowance against deferred tax assets at April 30, 2007, and April 30, 2006, was $236,098. The valuation allowance reduces tax deferred tax assets to an amount that represents management’s best estimate of the amount of such deferred tax assets that more likely than not will be realized.
11. 401(K) PLAN
The Company has a 401(k) plan (the “Plan”) which covers the majority of its employees. Pursuant to the provisions of the Plan, eligible employees may make salary deferral (before tax) contributions of up to 100% of their total compensation per plan year, not to exceed a specified maximum annual contribution as determined by the Internal Revenue Service. The Plan also includes provisions that authorize the Company to make discretionary contributions. Such contributions, if made, are allocated among all eligible employees as determined under the Plan. The trustee under the Plan invests the assets of each participant’s account, as directed by the participant. The Plan assets currently do not include any stock of the Company. Funded employer contributions to the Plan for 2007, 2006, and 2005, were approximately $105,000, $63,000, and $49,000, respectively. The net assets in the Plan, which is administered by an independent trustee, were approximately $6,380,000, $5,875,000, and $4,755,000, at April 30, 2007, April 30, 2006, and April 30, 2005, respectively. In conjunction with the acquisition of the assets of Servidyne Systems, Inc. in fiscal 2002, the Company assumed a 401(k) plan (“the Servidyne Plan”), which covered a significant number of employees of Servidyne Systems, LLC at that time. Under the provisions of the Servidyne Plan, participants could contribute up to 100% of their compensation per plan year, not to exceed a specified maximum contribution, as determined by the Internal Revenue Service. The Servidyne Plan was frozen as of January 1, 2003, and no more employee or employer contributions were funded after that date. All employees of Servidyne Systems, LLC currently are eligible to participate in the Company’s 401(k) plan as described above.

12. SHAREHOLDERS’ EQUITY
In August 2000, the shareholders approved the 2000 Stock Award Plan (the “Award Plan”). The 2000 Award Plan permits the grant of incentive and non-qualified stock options, non-restricted, restricted and performance stock awards, and stock appreciation rights to directors, employees, independent contractors, advisors, or consultants to the Company, as determined by the Compensation Committee of the Board of Directors. The term and vesting requirements for each award are determined by the Compensation Committee, but in no event may the term exceed ten years. Incentive Stock Options under the Award Plan provide for the purchase of the Company’s Common Stock at not less than fair market value on the date the stock option is issued. The total number of shares that can be granted under the Award Plan is 1,100,000 shares.
The Company issued 55,000 stock warrants with an exercise price of $4.64, to unrelated third parties in December 2003, of which none have been exercised as of April 30, 2007.
In March 2007, the Company’s Board of Directors authorized the repurchase of up to 50,000 shares of Common Stock during the twelve-month period, commencing on March 8, 2007, and ending on March 7, 2008. In March 2006, the Company’s Board of Directors authorized the repurchase of up to 50,000 shares of the Company’s Common Stock during the twelve month period commencing on March 4, 2006, and ending March 3, 2007. In February 2005, the Company’s Board of Directors authorized the repurchase of up to 50,000 shares of Common Stock during the ensuing twelve-month period. The Company repurchased 4,900 shares in fiscal 2007. There were no shares repurchased during fiscal 2006 or fiscal 2005.
13. NET EARNINGS (LOSS) PER SHARE
Earnings per share are calculated in accordance with SFAS 128, Earnings Per Share, which requires dual presentation of basic and diluted earnings per share on the face of the income statement for all entities with complex capital structures. Basic and diluted weighted average share differences result solely from dilutive common stock options, SARs and stock warrants. Basic earnings per share are computed by dividing net earnings by the weighted average shares outstanding during the reporting period. Dilutive potential common shares are calculated in accordance with the treasury stock method, which assumes that the proceeds from the exercise of all stock options, SARs and stock warrants would be used to repurchase common shares at the current market value. The number of shares remaining after the exercise proceeds were exhausted, represents the potentially dilutive effect of the stock options, SARs, and stock warrants. The dilutive number of common shares was 16,624 in 2007, 37,140 in 2006, and 557 in 2005. Since the Company had losses from continuing operations for all periods presented, all stock equivalents were antidilutive during these periods, and are therefore excluded from weighted average shares outstanding.
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

The following tables set forth the computations of basic and diluted net earnings (loss) per share:

	For the Year Ended April 30, 2007
			Per Share
	Earnings (Loss)	Shares	Amount

Basic EPS — loss per share from continuing operations	$(1,008,014)	3,529,509	$(0.29)
Basic EPS — earnings per share from discontinued operations	1,974,640	3,529,509	0.56
Effect of dilutive securities	—	—	—

Diluted EPS — earnings per share	$966,626	3,529,509	$0.27

	For the Year Ended April 30, 2006
			Per Share
	Earnings (Loss)	Shares	Amounts

Basic EPS — loss per share from continuing operations	$(347,439)	3,531,089	$(0.10)
Basic EPS — earnings per share from discontinued operations	873,205	3,531,089	0.25
Effect of dilutive securities	—	—	—

Diluted EPS — earnings per share	$525,766	3,531,089	$0.15

	For the Year Ended April 30, 2005
			Per Share
	Earnings (Loss)	Shares	Amount

Basic EPS — loss per share from continuing operations	$(1,439,570)	3,526,041	$(0.41)
Basic EPS — earnings per share from discontinued operations	3,239,928	3,526,041	0.92
Effect of dilutive securities	—	—	—

Diluted EPS — earnings per share	$1,800,358	3,526,041	$0.51

14. OPERATING SEGMENTS
The Company had two operating segments at April 30, 2007: BPE and Real Estate. In the prior fiscal year, the Company reported operating results in three segments: Energy Facilities and Solutions, Energy Services and Real Estate. As of the beginning of the current fiscal year, the Company combined the operations of the former Energy and Facilities Solutions Segment and the former Energy Services Segment into one integrated segment, Building Performance Expert (BPE). All prior year amounts in the accompanying financial statements reflect the restatement of the two former segments so that they are consistent with the current year presentation. The BPE Segment assists its customer base of energy services companies and multi-site owners and operators of commercial office, hospitality, gaming, retail, education, industrial, multi-family, government, institutional facilities, and health care buildings in improving facility operating performance, reducing energy consumption, and lowering ownership and operating costs, while improving the level of service and comfort for building occupants, through its: (1) energy efficiency engineering and analytical consulting services, including energy surveys and audits, facility studies, utility monitoring services, building qualification for the EPA’s ENERGY STAR® and LEED® certifications, HVAC retrofit design and energy simulations and modeling; (2) facility management software applications, including its iTendant platform using Web and wireless technologies; and (3) energy saving lighting programs and energy related services that reduce energy consumption and operating costs. The primary geographic focus for the BPE Segment is the continental United States, although it transacts business internationally as well. The Real Estate Segment is involved in the investment, development, and re-development of shopping centers and office properties in the Southeast and Midwest.
The operating segments are managed separately and maintain separate personnel, due to the differing services offered by each segment, except for a shared services accounting, human resources, and information technology platform. Management of both segments evaluates and monitors the performance of the respective segment primarily based on the earnings or losses consistent with the Company’s long-term strategic objectives. The significant accounting policies utilized by the operating segments are the same as those summarized in Note 2.
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
The Company derived revenues from direct transactions with customers aggregating more than 10% of consolidated revenues from continuing operations as follows:

	2007	2006	2005
Customer 1	N/A	13%	25%
Customer 2	12%	15%	N/A
Customer 3	11%	13%	N/A
Revenues from Customer 1 were generated entirely from the Real Estate Segment and revenues from Customer 2 and 3 were generated entirely from the BPE Segment.
Net earnings (loss) represent total revenues less operating expenses, including depreciation and interest, income taxes, and earnings from discontinued operations. Selling, general and administrative costs, and interest costs, deducted in the computation of net earnings (loss) of each segment, represent the actual costs incurred by that segment.
Segment assets are those that are used in the operations of each segment, including receivables due from the other segment and assets from discontinued operations. The Parent Company’s assets are primarily its investment in subsidiaries, cash and cash equivalents, the cash surrender value of life insurance, receivables, and assets related to deferred compensation plans. Liquid assets attributable to the Company’s former Construction Segment’s discontinued operations are also included in the Parent Company’s assets in 2007, 2006, and 2005.

		Real
		Estate
	BPE	(1)	Parent	Eliminations	Consolidated

2007
Revenues from unaffiliated customers	$12,829,553	$9,165,667	$—	$—	$21,995,220
Interest and other income	25,123	1,213,708	99,729	(985,894)	352,666
Intersegment revenue	—	534,394	—	(534,394)	—

Total revenues	$12,854,676	$10,913,769	$99,729	$(1,520,288)	$22,347,886

Net earnings (loss)	$(633,513)	$4,339,655	$(2,753,502)	$13,986	$966,626

Segment assets	$12,944,471	$51,312,138	$26,097,765	$(32,960,953)	$57,393,421

Goodwill (2)	$5,458,717	$—	$—	$—	$5,458,717

Interest expense (2)	$170,719	$1,514,331	$916,402	$(985,894)	$1,615,558

Depreciation and amortization (2)	$581,523	$1,078,427	$55,023	$—	$1,714,973

Capital expenditures (2)	$168,981	$318,528	$17,008	$—	$504,517

		Real
		Estate
	BPE	(1)	Parent	Eliminations	Consolidated

2006
Revenues from unaffiliated customers	$11,611,479	$9,931,738	$—	$—	$21,543,217
Interest and other income	29,627	1,083,364	34,424	(640,142)	507,273
Intersegment revenue	—	517,197	—	(517,197)	—

Total revenues	$11,641,106	$11,532,299	$34,424	$(1,157,339)	$22,050,490

Net earnings (loss)	$(236,652)	$3,150,288	$(3,058,031)	$690,248	$545,853

Segment assets	$13,957,213	$45,230,775	$28,987,785	$(35,765,517)	$52,410,256

Goodwill (2)	$5,458,717	$—	$—	$—	$5,458,717

Interest expense (2)	$86,288	$1,340,245	$615,343	$(640,142)	$1,401,734

Depreciation and amortization (2)	$415,815	$868,126	$68,870	$—	$1,352,811

Capital expenditures (2)	$135,284	$745,376	$46,583	$—	$927,243

		Real
		Estate
	BPE	(1)	Parent	Eliminations	Consolidated

2005
Revenues from unaffiliated customers	$13,074,855	$8,427,897	$—	$—	$21,502,752
Interest and other income	17,615	350,064	29,781	(238,170)	159,290
Intersegment revenue	14,867	500,736	—	(515,603)	—

Total revenues	$13,107,337	$9,278,697	$29,781	$(753,773)	$21,662,042

Net earnings (loss)	$(276,404)	$4,030,540	$(2,832,509)	$963,847	$1,885,474

Segment assets	$11,841,074	$45,976,925	$22,153,647	$(22,904,474)	$57,067,172

Goodwill (2)	$5,458,717	$—	$—	$—	$5,458,717

Interest expense (2)	$152,408	$1,473,410	$215,695	$(235,728)	$1,605,785

Depreciation and amortization (2)	$470,025	$882,003	$91,371	$—	$1,443,399

Capital expenditures (2)	$132,273	$459,243	$337,388	$—	$928,904

(1)	The Company is in the business of creating long-term value by periodically realizing gains through the sale of income-producing properties and the sale of real estate held for future development or sale; therefore, in this presentation the Real Estate Segment’s net earnings includes earnings from discontinued operations, pursuant to SFAS 144, that resulted from the sales of certain income-producing properties, and earnings included in continuing operations that resulted from the gain on sale of certain other real estate assets.

(2)	Does not include amounts associated with discontinued operations.

The following is a reconciliation of Segment revenues shown in the table above to consolidated revenues on the statement of operations:

	For the Year Ended April 30,
	2007	2006	2005

Consolidated Segment revenues	$22,347,886	$22,050,490	$21,662,042
Revenues from sale of real estate held for sale	(2,975,000)	(3,823,987)	(515,000)

Total consolidated revenues	$19,372,886	$18,226,503	$21,147,042

The following is a reconciliation of Segment net earnings shown in the table above to consolidated net earnings on the statement of operations:

	For the Year Ended April 30,
	2007	2006	2005

Consolidated Segment net earnings	$966,626	$545,853	$1,885,474
Discontinued Construction Segment net loss	—	(20,087)	(170,761)
Eliminations related to Construction Segment	—	—	85,645

Total consolidated net earnings	$966,626	$525,766	$1,800,358

15. ACQUISITIONS
Fiscal 2007
On March 12, 2007, Newnan Office Plaza, LLC, a newly-formed wholly-owned subsidiary of the Company, acquired an office building located in Newnan, Georgia. The Company used the net cash proceeds from the sale of its former shopping center located in Morton, Illinois, and the sale of its former leaseback interest in a shopping center located in Richfield, Minnesota, which proceeds had been held in escrow by a qualified third party intermediary, as well as interim bank financing of $2.5 million, to purchase the income-producing property for approximately $4.25 million, including the costs associated with completing the transaction. The acquisition was structured, which qualified the sale and acquisition, as a tax deferred exchange under Internal Revenue Code Section 1031. On June 1, 2007, the interim loan was replaced by a permanent loan of $3.2 million.
On February 12, 2007, Abrams Orange Park, LLC, a wholly-owned subsidiary of the Company, acquired the land and building associated with the Company’s leaseback shopping center located in Orange Park, Florida. The Company’s lease with the owner of the land and building was terminated in connection therewith. The Company used net cash proceeds of approximately $1.83 million from the sale of its former manufacturing and warehouse facility, which proceeds had been held in escrow by a qualified third party intermediary, and approximately $1.03 million of the Company’s own cash to purchase the income-producing property for approximately $2.86 million, including costs associated with completing the transaction. The acquisition was structured, which qualified the sale and acquisition, as a tax deferred exchange under Internal Revenue Code Section 1031.
On July 14, 2006, Stewartsboro Crossing, LLC, a wholly owned subsidiary of the Company, acquired a shopping center located in Smyrna, Tennessee. The Company used net cash proceeds from the sale of its former medical office building which proceeds had been held in escrow by a qualified third party intermediary, along with interim bank financing, to purchase the income-producing property for approximately $5.27 million, including the costs associated with completing the transaction. On September 8, 2006, the Company replaced its interim bank loan of $2.6 million with a permanent loan in the amount of $4.1 million. The permanent loan bears interest at 6.26% with interest only payments for the first twelve months, and then the loan will be amortized using a 30-year amortization schedule until it matures on October 1, 2016. The acquisition was structured, which qualified the sale and acquisition, as a tax deferred exchange under Internal Revenue Code Section 1031.

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
The goodwill has been assigned to the BPE Segment. The acquired assets and the results of operations have been included in the Company’s financial statements since the date of acquisition.
The following table summarizes the final estimated fair values of the assets acquired at the date of each acquisition for the fiscal years as follows:

	2007			2005
				Building
				Performance
	Newnan	Orange Park	Stewartsboro	Engineers	Estimated Useful Lives

Land	$706,074	$2,858,530	$1,300,140	$—	Indefinite
Land Improvements	304,408	—	240,684	—	15 years
Building	2,942,369	—	3,385,911	—	39 years
Lease costs	298,411	—	341,020	—	Over life of lease
Property, furniture and equipment	—	—	—	8,727	Various (2-5 years)
Non-compete agreements	—	—	—	16,222	2 years
Goodwill	—	—	—	313,035	Indefinite

Total assets acquired	$4,251,262	$2,858,530	$5,267,755	$337,984

The assets and results of operations have been included in the Company’s financial statements since the date of acquisition.
16. DISPOSITIONS
Fiscal 2007
On April 26, 2007, the Company closed on the sale of an outlot located in North Fort Myers, Florida, for a sales price of $925,000, resulting in a pre-tax gain of approximately $335,000. After selling expenses, the sale generated net cash proceeds of approximately $842,000. This sale is recorded in gains on sale of real estate on the accompanying consolidated statements of operations.
On March 12, 2007, the Company closed on the sale of its former leaseback interest in a shopping center located in Richfield, Minnesota, for a sales price of $150,000, resulting in a pre-tax gain and net cash proceeds of approximately $140,000. The Company used the net cash proceeds from this sale to acquire its office building located in Newnan, Georgia, which qualified the sale and acquisition under Internal Revenue Code Section 1031 for federal income tax deferral. This sale is recorded in rental income on the accompanying consolidated statements of operations.
On November 1, 2006, the Company sold its owned shopping center located in Morton, Illinois, for a sales price of $3.55 million, resulting in a pre-tax gain on the sale of approximately $3.48 million. After selling expenses, repayment of the mortgage loan and associated costs, the sale generated net cash proceeds of approximately $1.72 million. The Company used the net cash proceeds from this sale to acquire an additional income producing property, which qualified the sale and acquisition under Internal Revenue Code Section 1031 for federal income tax deferral. This sale is recorded in discontinued operations on the accompanying consolidated statements of operations.
On August 29, 2006, the Company sold its former manufacturing and warehouse facility located in downtown Atlanta, Georgia, for a sales price of $2.05 million, resulting in a pre-tax gain on the sale of approximately $1.55 million. After selling expenses, the sale generated cash proceeds of approximately $1.87 million. The Company used the net proceeds from this sale to re-acquire the land and building associated with its shopping center in Orange Park, Florida, which qualified the sale and acquisition under Internal Revenue Code Section 1031 for federal income tax deferral. This sale is recorded in gains on sale of real estate on the accompanying consolidated statements of operations.
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
On April 13, 2006, the Company closed on the sale of its former leaseback interest in a shopping center located in Bayonet Point, Florida, for a sales price of $425,000, resulting in a pre-tax gain and net cash proceeds of approximately $415,000. The Company had intended to use the net proceeds from this sale to acquire an additional income-producing property, which would qualify the sale under Internal Revenue Code Section 1031 for federal income tax deferral, and placed the proceeds with a third party intermediary in connection therewith. In May 2006, the Company elected not to use the proceeds to purchase an additional income-producing property, and the proceeds were then released from escrow to the Company. The sale is recorded in rental income on the accompanying consolidated statements of operations.
On January 30, 2006, the Company closed on the sale of its former medical office building in Douglasville, Georgia, for a sales price of $5.5 million, resulting in a pre-tax gain of approximately $1.38 million. After selling expenses and the repayment of the mortgage note payable, the sale generated cash proceeds of approximately $2.5 million. The Company provided short-term financing to the purchaser at closing for a portion of the transaction, and initially recorded a note receivable in the amount of $3.3 million, bearing interest at an annual rate of 5.5%, commencing on March 1, 2006, with interest only payments due monthly until paid at maturity on May 31, 2006. On April 12, 2006, the note was paid in full and the proceeds were assigned to a qualified third party intermediary. On July 14, 2006, the Company used the proceeds in the acquisition of a shopping center located in Smyrna, Tennessee, which qualified the sale for federal income tax deferral under Internal Revenue Code Section 1031. The sale is recorded in gain on sale of income-producing real estate in discontinued operations on the accompanying consolidated statements of operations.
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
On October 28, 2005, the Company closed on the sale of an outlot located in North Fort Myers, Florida, for a sales price of $625,000, resulting in a pre-tax gain of approximately $296,000. After selling expenses, the sale generated proceeds of approximately $576,000, of which $450,000 was recorded as a note receivable, bearing interest at an annual rate of 7.25%, commencing on December 1, 2005, with interest only payments due monthly until the note matured on April 28, 2006. On May 12, 2006, the note receivable was paid in full. This sale is recorded in gains on sale of real estate on the accompanying consolidated statements of operations.
On October 21, 2005, the Company closed on the sale of an outlot located in North Fort Myers, Florida, for a sales price of approximately $529,000, resulting in a pre-tax gain of approximately $246,000. After selling expenses, the sale generated cash proceeds of approximately $490,000. This sale is recorded in gains on sale of real estate on the accompanying consolidated statements of operations.

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
On January 31, 2005, the Company closed on the sale of an outlot located in North Fort Myers, Florida, for a sales price of $515,000, resulting in a pre-tax gain of approximately $191,000. After selling expenses, the sale generated net cash proceeds of approximately $468,000. This sale is recorded in gains on sale of real estate on the accompanying consolidated statements of operations.
On September 29, 2004, the Company closed on the sale of its former leaseback interest in a shopping center in Minneapolis, Minnesota, for a sales price of $2.25 million, resulting in a pre-tax gain of $2.2 million and net cash proceeds of approximately $2.2 million. The sale is recorded in rental income on the accompanying statements of operations.
17. INTANGIBLE ASSETS
The gross carrying amounts and accumulated amortization for all of the Company’s intangible assets are as follows:

	April 30, 2007
	Gross Carrying	Accumulated
	Amount	Amortization

Amortized intangible assets:
Proprietary BPE software solutions	$3,186,699	$1,271,190
Computer software	453,525	431,551
Real estate lease costs	1,865,461	882,684
Customer relationships	218,000	145,393
Deferred loan costs	531,432	304,049
Other	28,660	17,199

	$6,283,777	$3,052,066

Unamortized intangible assets:
Trademark	$708,707	$—

	April 30, 2006
	Gross Carrying	Accumulated
	Amount	Amortization

Amortized intangible assets:
Proprietary BPE software solutions	$2,464,564	$867,130
Computer software	427,210	401,825
Real estate lease costs	1,150,800	709,327
Customer relationships	218,000	101,733
Deferred loan costs	410,087	248,396
Other	55,609	40,605

	$4,726,270	$2,369,016

Unamortized intangible assets:
Trademark	$708,707	$—

Aggregate amortization expense for all amortized intangible assets

For the year ended April 30, 2007	$743,875
For the year ended April 30, 2006	546,537
For the year ended April 30, 2005	553,897

Estimated amortization expense for all amortized intangible assets for the fiscal years ended

April 30, 2008	$899,587
April 30, 2009	738,862
April 30, 2010	526,684
April 30, 2011	349,872
April 30, 2012	232,196
The BPE Segment capitalized $722,135, $687,969, and $403,995 on the development of proprietary BPE software applications in fiscal 2007, 2006, and 2005, respectively.
18. COMMITMENTS AND CONTINGENCIES
The Company is subject to various legal proceedings and claims that arise from time to time in the ordinary course of business. While the occurrence or resolution of such matters cannot be predicted with certainty, the Company believes that the final outcome of any such matters would not have a material adverse effect on the Company’s financial position or results of operations.
19. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
Quarterly financial information for the fiscal years ended April 30, 2007, and April 30, 2006 (dollars in thousands, except per share amounts):

	Fiscal Year Ended April 30, 2007

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Total revenues from continuing operations	$4,183	$4,873	$5,424	$4,893
Gross profit from continuing operations	1,546	1,722	1,807	2,317
Net earnings (loss)	(551)	356	1,202	(41)
Net earnings (loss) per share — basic and diluted	(0.16)	0.10	0.34	(0.01)

	Fiscal Year Ended April 30, 2006

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Total revenues from continuing operations	$5,082	$3,946	$4,428	$4,770
Gross profit from continuing operations	2,630	1,187	1,782	2,003
Net earnings (loss)	330	(690)	494	392
Net earnings (loss) per share — basic and diluted	0.10	(0.20)	0.14	0.11

20. SUBSEQUENT EVENTS
On June 1, 2007, the Company replaced its interim bank loan of $2.5 million used in the acquisition of its office building in Newnan, Georgia, with a permanent loan in the amount of $3.2 million. The permanent loan bears interest at 5.96%, with interest only payments required for the first twelve months, and then the loan will be amortized using a 30-year amortization schedule until it matures on June 8, 2017.
The Company has entered into a contract to sell: its leasehold interest in a shopping center in Jacksonville, Florida; its leasehold interest in the land and the shopping center located in Columbus, Georgia; and its shopping center located in Orange Park, Florida, each at a gain. The contract specifies a closing date in fiscal 2008. The Company currently intends to use the net proceeds from this sale to acquire a like-kind property in order to qualify the sale and acquisition under Internal Revenue Code Section 1031 for federal income tax deferral. The sale is subject to customary conditions and there can be no assurance that the contract will close.

SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION
April 30, 2007

				Costs
				Capitalized									Life on Which
				Subsequent		Gross Amounts at Which							Depreciation
		Initial Cost to Company		to Acquisition	Carried at Close of Year								In Latest
			Building			Building			Net				Earnings
			and			and	Capitalized		Accumulated	Date(s) of		Date	Statement
Description	Encumbrances	Land	Improvements	Improvements	Land	Improvements	Interest	Total(1)	Depreciation	Construction		Acquired	Is Computed

INCOME-PRODUCING PROPERTIES:
Kmart — Orange Park, FL	$—	$2,858,530	$127,487	$35,731	$2,858,530	$163,218	$—	$3,021,748	$163,218	1976	(2)	2007 (2)	25 years
Kmart — Columbus, GA	408,335	11,710	2,356,920	10,078	11,710	2,366,998	238,970	2,617,678	2,605,968	1980,1988		—	25 years
Leaseback Shopping Center — Davenport, IA	—	—	2,150	193,261	—	195,411	—	195,411	189,272	1995		—	7 years
Leaseback Shopping Center — Jacksonville, FL	—	—	42,151	—	—	42,151	—	42,151	24,449	1994		—	25 years
Office Building — Atlanta, GA	4,539,270	660,000	4,338,102	869,434	660,000	5,207,536	—	5,867,536	1,689,536	1974,1997	(3)	1997	39 years
Office Park — Marietta, GA	5,779,170	1,750,000	6,417,275	1,644,381	1,750,000	8,061,656	—	9,811,656	2,347,852	1980,1985	(4)	1997	39 years
Office Park — Newnan, GA	2,500,000	706,074	3,246,777	—	706,074	3,246,777	—	3,952,851	15,956	1998	(4)	2007	39 years
Shopping Center — Smyrna, TN	4,100,000	1,300,140	3,626,595	4,756	1,300,140	3,631,351	—	4,931,491	81,434	1983, 2006	(4)	2006	39 years
Shopping Center — Jacksonville, FL	7,394,243	3,908,004	5,170,420	704,153	3,908,004	5,874,573	—	9,782,577	1,144,385	1985	(4)	1999	39 years

	24,721,018	11,194,458	25,327,877	3,461,794	11,194,458	28,789,671	238,970	40,223,099	8,262,070

REAL ESTATE HELD FOR FUTURE DEVELOPMENT OR SALE:
Land — Oakwood, GA	—	234,089	—	543,330	777,419	—	16,644	794,063	—	—		1987	—
Land — North Ft. Myers	—	183,221	—	147,566	330,787	—	—	330,787	—	—		1993	—

	—	417,310	—	690,896	1,108,206	—	16,644	1,124,850	—

	$24,721,018	$11,611,768	$25,327,877	$4,152,690	$12,302,664	$28,789,671	$255,614	$41,347,949	$8,262,070

(1)	The aggregated cost for land and building and improvements for federal income tax purposes at April 30, 2007, is $25,720,196.

(2)	Developed by the Company in 1976, sold by the Company, leased back to the Company and re-acquired in 2007.

(3)	Developed by others in 1974, redeveloped by the Company in 1997.

(4)	Developed by others.

SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION (Con’t)
APRIL 30, 2007
     Reconciliations of total real estate carrying value and accumulated depreciation for the three years ended April 30, are as follows:

	Real Estate						Accumulated Depreciation
	2007		2006		2005		2007		2006		2005

BALANCE AT BEGINNING OF YEAR	$33,370,202		$38,577,901		$45,509,783		$10,719,858		$10,471,525		$11,911,108

ADDITIONS DURING YEAR
Real estate	12,085,283	(5)	724,334		621,296		—		—		—
Depreciation from continuing operations	—		—		—		802,526		692,787		817,124
Depreciation from discontinued operations	—		—		—		—		170,525		218,330
Transfers	—		—		—		—		—		—

	12,085,283		724,334		621,296		802,526		863,312		1,035,454

DEDUCTIONS DURING YEAR
Accumulated depreciation on properties sold or transferred	—		—		—		3,260,314	(6)	614,979	(7)	2,475,037	(8)
Carrying value of real estate sold, transferred, or retired	4,107,536	(6)	5,932,033	(7)	7,553,178	(8)	—		—		—

	4,107,536		5,932,033		7,553,178		3,260,314		614,979		2,475,037

BALANCE AT CLOSE OF YEAR	$41,347,949		$33,370,202		$38,577,901		$8,262,070		$10,719,858		$10,471,525

(5)	Primarily represents the acquisition of an office building in Newnan, Georgia, a shopping center in Smyrna, Tennessee, and the reacquisition of the land and building in Orange Park, Florida.

(6)	Primarily represents the sale of the shopping center in Morton, Illinois, an outlot in North Fort Myers, Florida, and the Company’s former manufacturing and warehouse facility.

(7)	Primarily represents the sale of the professional medical office building in Douglasville, Georgia, three outparcels in North Fort Myers, Florida, and one outparcel in Louisville, Kentucky.

(8)	Primarily represents the sale of a shopping center in Cincinnati, Ohio, and Jackson, Michigan.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH INDEPENDENT AUDITORS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Management has evaluated the Company’s disclosure and controls and procedures as defined by Rules 13a-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report. This evaluation was carried out with the participation of the Company’s Chief Executive Officer and Chief Financial Officer. No system of controls, no matter how well designed and operated, can provide absolute assurance that the objectives of the system of controls are met, and no evaluation of controls can provide absolute assurance that the system of controls has operated effectively in all cases. The Company’s disclosure controls and procedures, however, are designed to provide reasonable assurance that the objectives of disclosure controls and procedures are met.
Based on management’s evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report to provide reasonable assurance that the objectives of disclosure controls and procedures are met.
There was no change in the Company’s internal control over financial reporting that occurred during the Company’s fourth fiscal quarter for its fiscal year ended April 30, 2007, which has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
None.
PART III
ITEMS 10-14
The information required by Part III of this Form 10-K will be included in the Company’s definitive proxy materials for its 2007 Annual Meeting of Shareholders, to be filed with Securities and Exchange Commission, under the headings “Election of Directors,” “Meetings and Committees of the Board of Directors,” “Nomination of Directors,” “Compensation of Directors,” “Principal Holders of the Company’s Securities and Holdings by Executive Officers and Directors,” “Section 16A Beneficial Ownership Reporting Compliance,” “Equity Compensation Plan,” “Compensation Discussion and Analysis,” “Compensation Committee Report,” “Compensation of Executive Officers,” “Grants of Plan-Based Awards,” “Outstanding Equity Awards,” “Nonqualified Deferred Compensation,” “Audit Committee Report,” “Information Concerning the Company’s Independent Auditors,” and “Corporate Governance and Communicating with the Board,” and is hereby incorporated herein by reference. Information related to Executive Officers of the Company is included in Item 1 of this report.
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
PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(A) The following documents are filed as part of this Annual Report on Form 10-K:
1. Financial Statements:
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets at April 30, 2007, and 2006
Consolidated Statements of Operations for the Years Ended April 30, 2007, 2006, and 2005
Consolidated Statements of Shareholders’ Equity for the Years Ended April 30, 2007, 2006, and 2005
Consolidated Statements of Cash Flows for the Years Ended April 30, 2007, 2006, and 2005
Notes to Consolidated Financial Statements
2. Financial Statement Schedules:
Schedule III — Real Estate and Accumulated Depreciation

3. Exhibits:
Exhibit No.
3a. Articles of Incorporation (1)
3b. Restated Bylaws (2), Amendments to Bylaws (5)
10a. Directors Deferred Compensation Plan (3)#
10b. Edward M. Abrams Split Dollar Life Insurance Agreements dated July 29, 1991 (4)#
10d. 2000 Stock Award Plan (6)#
10f. Alan R. Abrams Split Dollar Life Insurance Agreement dated May 31, 2001 (7)#
10g. J. Andrew Abrams Split Dollar Life Insurance Agreement dated May 31, 2001 (7)#
10h. Edward M. Abrams Retirement Agreement dated July 22, 2003 (8)#
10i. Summary Description of Annual Incentive Bonus Plan (9)#
10j. Form of Stock Appreciation Right Agreement (10)#
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
(6) This exhibit is incorporated by reference to the Company’s Form S-8 filed September 29, 2000 (SEC File No. 0-10146).
(7) This exhibit is incorporated by reference to the Company’s Form 10-K for the year ended April 30, 2001 (SEC File No. 0-10146).
(8) This exhibit is incorporated by reference to the Company’s Form 10-K for the year ended April 30, 2003 (SEC File No. 0-10146).
(9) This exhibit is incorporated by reference to the Company’s Form 10-Q for the quarter ended October 31, 2005 (SEC File No. 0-10146).
(10) This exhibit is incorporated by reference to the Company’s Form 10-K for the year ended April 30, 2006 (SEC File No. 0-10146).
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

SERVIDYNE, INC.
Dated: July 19, 2007	By:	/s/ Alan R. Abrams
Alan R. Abrams Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: July 19, 2007	/s/ Alan R. Abrams
Alan R. Abrams
Chairman of the Board of Directors, Chief Executive Officer

Dated: July 19, 2007	/s/ J. Andrew Abrams
J. Andrew Abrams
Director

Dated: July 19, 2007
David L. Abrams
Director

Dated: July 19, 2007	/s/ Samuel E. Allen
Samuel E. Allen
Director

Dated: July 19, 2007	/s/ Gilbert L. Danielson
Gilbert L. Danielson
Director

Dated: July 19, 2007	/s/ Melinda S. Garrett
Melinda S. Garrett
Director

Dated: July 19, 2007	/s/ Robert T. McWhinney, Jr.
Robert T. McWhinney, Jr.
Director

Dated: July 19, 2007	/s/ Mark J. Thomas
Mark J. Thomas
Chief Financial Officer