Form 10-Q
period 2007-07-31
SERVIDYNE, INC.
filed 2007-09-14
CIK 1923

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
QUARTERLY REPORT

Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934
For the quarter ended July 31, 2007
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
Yes ☐ No ☑
The number of shares of $1.00 par value Common Stock of the Registrant outstanding as of August 31, 2007, was 3,529,370.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
SERVIDYNE, INC.
CONSOLIDATED BALANCE SHEETS

	(UNAUDITED)
	July 31, 2007	April 30, 2007
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$3,999,755	$5,662,894
Receivables (Note 4)	3,549,224	2,229,813
Less: Allowance for doubtful accounts	(14,713)	(14,713)
Costs and earnings in excess of billings	1,114,472	265,540
Deferred income taxes	706,800	443,030
Other	1,303,018	1,623,535

Total current assets	10,658,556	10,210,099

INCOME-PRODUCING PROPERTIES, net	28,979,054	29,090,789
ASSETS OF DISCONTINUED OPERATIONS (Notes 5 and 9)	—	2,898,275
PROPERTY AND EQUIPMENT, net	829,892	838,886
RESTRICTED CASH (Note 9)	6,462,743	—
OTHER ASSETS:
Real estate held for future development or sale	1,124,850	1,124,850
Intangible assets, net (Note 8)	3,782,284	3,919,455
Goodwill (Note 8)	5,458,717	5,458,717
Other	3,109,132	3,852,350

Total assets	$60,405,228	$57,393,421

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Trade and subcontractors payables	$867,063	$635,308
Accrued expenses	2,240,415	2,011,711
Accrued incentive compensation	577,500	584,416
Liabilities of discontinued operations (Note 5)	—	32,559
Billings in excess of costs and earnings	351,917	219,305
Current maturities of long-term debt	885,282	1,002,718

Total current liabilities	4,922,177	4,486,017

DEFERRED INCOME TAXES	5,357,760	4,233,498
OTHER LIABILITIES	1,549,789	2,074,954
LIABILITIES OF DISCONTINUED OPERATIONS (Note 5)	—	375,776
MORTGAGE NOTES PAYABLE, less current maturities (Note 10)	24,486,035	23,587,965
OTHER LONG-TERM DEBT, less current maturities	1,167,500	1,175,000

Total liabilities	37,483,261	35,933,210

COMMITMENTS AND CONTINGENCIES (Note 11)

SHAREHOLDERS’ EQUITY:
Common stock, $1 par value; 5,000,000 shares authorized; 3,697,636 issued and 3,529,370 outstanding at July 31, 2007 3,695,336 issued and 3,527,070 outstanding at April 30, 2007	3,697,636	3,695,336
Additional paid-in capital	4,903,435	4,875,160
Retained earnings	15,115,960	13,684,779
Treasury stock (common shares) 168,266 at July 31, 2007, and 168,266 at April 30, 2007	(795,064)	(795,064)

Total shareholders’ equity	22,921,967	21,460,211

Total liabilities and shareholders’ equity	$60,405,228	$57,393,421

See accompanying notes to consolidated financial statements.

SERVIDYNE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	FIRST QUARTER ENDED
	JULY 31,
	2007	2006
REVENUES:
BPE services	$4,766,392	$2,615,415
Rental income	2,907,387	1,299,015

	7,673,779	3,914,430

Interest	12,884	93,657
Other	69,617	65,048

	7,756,280	4,073,135

COSTS AND EXPENSES:
BPE services	3,185,584	1,716,030
Rental property operating expenses, excluding interest	970,472	901,725

	4,156,056	2,617,755

Selling, general and administrative
BPE segment	1,324,025	1,154,576
Real estate segment	183,019	206,704
Parent	1,288,613	772,317

	2,795,657	2,133,597

Interest costs incurred	448,064	349,553

	7,399,777	5,100,905

EARNINGS (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	356,503	(1,027,770)

INCOME TAX EXPENSE (BENEFIT)	76,783	(390,795)

EARNINGS (LOSS) FROM CONTINUING OPERATIONS	279,720	(636,975)

DISCONTINUED OPERATIONS:
Earnings from discontinued operations, adjusted for applicable income tax expense of $54,755 and $52,759, respectively	89,337	86,080
Gain on sale of income producing real estate, adjusted for applicable income tax expense of $728,954 and $0, respectively	1,189,347	—

EARNINGS FROM DISCONTINUED OPERATIONS	1,278,684	86,080

NET EARNINGS (LOSS)	$1,558,404	$(550,895)

NET EARNINGS (LOSS) PER SHARE — BASIC
From continuing operations	$0.08	$(0.18)
From discontinued operations	.36	.02

NET EARNINGS (LOSS) PER SHARE — BASIC	$0.44	$(0.16)

NET EARNINGS (LOSS) PER SHARE — DILUTED
From continuing operations	$0.07	$(0.18)
From discontinued operations	.35	.02

NET EARNINGS (LOSS) PER SHARE — DILUTED	$0.42	$(0.16)

DIVIDENDS PER SHARE	$0.036	$0.036

WEIGHTED AVERAGE SHARES OUTSTANDING — BASIC	3,529,144	3,532,100

WEIGHTED AVERAGE SHARES OUTSTANDING — DILUTED	3,689,085	3,532,100

See accompanying notes to consolidated financial statements.

SERVIDYNE, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(UNAUDITED)

			Additional	Deferred
	Common Stock		Paid-In	Stock	Retained	Treasury
	Shares	Amount	Capital	Compensation	Earnings	Stock	Total

BALANCES at April 30, 2005	3,357,601	$3,357,601	$3,067,982	$(14,162)	$15,186,932	$(684,942)	$20,913,411

Net earnings	—	—	—	—	525,766	—	525,766
Common stock issued	1,800	1,800	6,660	(8,460)	—	—	—
Stock compensation expense	—	—	—	18,202	—	(1,871)	16,331
Stock option exercise	732	732	2,196	—	—	—	2,928
Cash dividends declared — $.144 per share (adjusted for subsequent stock dividend)	—	—	—	—	(511,688)	—	(511,688)
Stock dividend declared — 10% at market value on date declared	335,203	335,203	1,726,295	—	(1,973,934)	(87,564)	—

BALANCES at April 30, 2006	3,695,336	3,695,336	4,803,133	(4,420)	13,227,076	(774,377)	20,946,748

Net earnings	—	—	—	—	966,626	—	966,626
Common stock acquired	—	—	—	—	—	(19,747)	(19,747)
Stock compensation expense	—	—	72,027	4,420	—	(940)	75,507
Cash dividends declared —
$.144 per share	—	—	—	—	(508,923)	—	(508,923)

BALANCES at April 30, 2007	3,695,336	3,695,336	4,875,160	—	13,684,779	(795,064)	21,460,211

Net earnings	—	—	—	—	1,558,404	—	1,558,404
Common stock issued	2,300	2,300	(2,300)	—	—	—	—
Stock compensation expense	—	—	30,575	—	—	—	30,575
Cash dividends declared — $.036 per share	—	—	—	—	(127,223)	—	(127,223)

BALANCES at July 31, 2007	3,697,636	$3,697,636	$4,903,435	$—	$15,115,960	$(795,064)	$22,921,967

See accompanying notes to consolidated financial statements.

SERVIDYNE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	FIRST QUARTER ENDED
	JULY 31,
	2007	2006
CONTINUING OPERATIONS:
Cash flows from operating activities:
Net earnings (loss)	$1,558,404	$(550,895)
Earnings from discontinued operations, net of tax	(1,278,684)	(86,080)
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Write off in conjunction with sale of assets	83,194	—
Depreciation and amortization	477,246	366,140
Deferred tax expense (benefit)	76,783	(338,037)
Stock compensation expense	30,575	6,278
Adjustment to cash surrender value of life insurance	(33,948)	—
Straight-line rent	(236)	—
Changes in assets and liabilities:
Receivables	(1,319,411)	305,708
Costs and earnings in excess of billings	(848,932)	(159,681)
Note receivables	—	530,815
Other current assets	320,517	(258,911)
Trade and subcontractors payable	231,755	231,154
Accrued expenses	228,704	152,442
Accrued incentive compensation	(6,916)	(279,120)
Billings in excess of costs and earnings	132,612	13,062
Other liabilities	412,820	4,457

Net cash provided by (used in) operating activities	64,483	(62,668)

Cash flows from investing activities:
Deposit of cash proceeds from sale of real estate temporarily held as restricted cash in escrow	(6,462,743)	—
Release of restricted cash held in escrow	—	418,594
Additions to income-producing properties, net	(136,387)	(98,352)
Additions to property and equipment, net	(37,900)	(42,543)
Additions to intangible assets, net	(78,407)	(219,755)
Additions to real estate held for sale or future development	—	(34,657)
Acquisition, net of escrowed cash	—	(1,870,447)

Net cash (used in) investing activities	(6,715,437)	(1,847,160)

Cash flows from financing activities:
Real estate loan proceeds	3,200,000	2,600,000
Loan repayments	(2,579,950)	(157,240)
Deferred loan costs paid	(57,346)	(39,154)
Cash dividends paid to shareholders	(127,223)	(127,262)

Net cash provided by financing activities	435,481	2,276,344

DISCONTINUED OPERATIONS:
Operating activities	151,101	96,314
Investing activities	4,809,567	—
Financing activities	(408,334)	(142,632)

Net cash provided by (used in ) discontinued operations	4,552,334	(46,318)

Net (decrease) increase in cash and cash equivalents	(1,663,139)	320,198
Cash and cash equivalents at beginning of period	5,662,894	7,329,805

Cash and cash equivalents at end of period	$3,999,755	$7,650,003

Supplemental disclosure of noncash financing activities:
Issuance of common stock under Stock Award Plan	$9,889	$4,455
See accompanying notes to consolidated financial statements.

SERVIDYNE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2007, AND APRIL 30, 2007
(UNAUDITED)
NOTE 1. ORGANIZATION AND BUSINESS
Servidyne, Inc. (together with its subsidiaries, the “Company”) was organized under Delaware law in 1960. In 1984, the Company changed its state of incorporation from Delaware to Georgia. The Company (i) provides building performance expert services to building owners and operators; and (ii) engages in commercial real estate investment and development.
NOTE 2. UNAUDITED STATEMENTS
The accompanying unaudited consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to such rules and regulations, although management believes that the accompanying disclosures are adequate to make the information presented not misleading. In the opinion of management, the accompanying financial statements contain all adjustments, consisting of normal recurring accruals that are necessary for a fair statement of the results for the interim periods presented. These financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended April 30, 2007. Results of operations for interim periods are not necessarily indicative of annual results.
NOTE 3. SIGNIFICANT ACCOUNTING POLICIES
Effective May 1, 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainties in Income Taxes, (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement attribute for recognizing tax return positions in the financial statements as those which are “more likely than not” to be sustained upon examination by the taxing authority. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting for income tax uncertainties in interim periods and the level of disclosures associated with any recorded income tax uncertainties. The Company adopted FIN 48 on May 1, 2007, and the adoption of FIN 48 did not have a material impact on the Company’s financial position or results of operations.
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
The Company has three outstanding types of equity-based incentive compensation instruments in effect with employees, non-employee directors and selected outside consultants: stock options, stock appreciation rights and restricted stock.
For the three months ended July 31, 2007, and July 31, 2006, the Company’s net earnings (loss) includes $30,575 and $6,278, respectively, of total equity-based compensation expense, and $11,619 and $2,386, respectively, of related income tax benefits. All of these expenses were included in selling, general and administrative expense in the consolidated statements of operations.

Stock Options
A summary of stock options activity for the three months ended July 31, 2007, is as follows:

		Weighted
	Options to	Average
	Purchase	Exercise
	Shares	Price
Outstanding at April 30, 2007	567,181	$4.66
Granted	—	—
Exercised	—	—
Forfeited / Expired	(40,670)	4.65

Outstanding at July 31, 2007	526,511	$4.66

Vested at July 31, 2007	526,511	$4.66

A summary of information about all stock options outstanding as of July 31, 2007, is as follows:

	Number of	Weighted Average
Exercise	Outstanding and	Remaining Contractual
Price	Exercisable Options	Life (Years)
$4.64	461,838	5.41
$4.82	63,800	7.65
$5.45	873	6.88
Stock Appreciation Rights (SARs)
A summary of SARs activity for the three months ended July 31, 2007, is as follows:

		Weighted
	SARs to	Average
	Purchase	Grant
	Shares	Price
Outstanding at April 30, 2007	430,000	$4.06
Granted	20,000	4.35
Exercised	—	—
Forfeited	(5,000)	3.98

Outstanding at July 31, 2007	445,000	$4.07

Vested at July 31, 2007	—	$—

The Company estimates the fair value of each SARs grant on the date of grant using the Black-Scholes option-pricing model. The risk free interest rate utilized in the Black-Scholes calculation is the interest rate on the U.S. Treasury Bill having the same maturity as the expected life of the Company’s SARs awards. Expected life of the SARs granted was based on the estimated holding period of the SARs award. Expected volatility is based on the historical volatility of the Company’s stock over the preceding five year period using the month-end closing stock price.

The SARs granted in the first quarter of fiscal 2008 had the following weighted average assumptions and fair value:

Expected life (years)	5
Dividend yield	3.41%
Expected stock price volatility	35.20%
Risk free interest rate	4.81%
Fair value of SARs granted	$0.78
The Company’s net earnings (loss) for the three months ended July 31, 2007, and July 31, 2006, includes $28,176 and $5,291, respectively, of equity-based compensation expense, and income tax benefits of $10,707 and $2,011, respectively, related to the vesting of SARs. All of these expenses were included in selling, general and administrative expense in the consolidated statements of operations for both periods.
Shares of Restricted Stock
Periodically, the Company has awarded shares of restricted stock to employees, directors and select outside consultants. The awards are recorded at fair market value on the date of grant and typically vest over a period of one year. As of July 31, 2007, there was a total of $7,490 of unrecognized compensation expense related to shares of restricted stock, which will be recognized over the ensuing year. For the quarters ended July 31, 2007, and July 31, 2006, restricted stock equity-based compensation expense related to the vesting of shares of restricted stock was $2,399 and $987, respectively, and the related income tax benefits were $912 and $375, respectively. The following table summarizes restricted stock activity for the three months ended July 31, 2007:

Weighted Average
	Number of	Grant Date
	Restricted	Fair Value
	Shares of Stock	per Share
Non-vested restricted stock at April 30, 2007	—	$—
Granted	2,300	4.30
Vested	—	—
Forfeited	—	—

Non-vested restricted stock at July 31, 2007	2,300	$4.30

NOTE 4. RECEIVABLES
All net contract and trade receivables are expected to be collected within one year.
NOTE 5. DISCONTINUED OPERATIONS
Sales of Income-Producing Properties
The Company is in the business of creating long-term value by periodically realizing gains through the sale of existing real estate assets, and then redeploying its capital by reinvesting the proceeds from such sales. Effective as of fiscal 2003, the Company adopted SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which requires, among other things, that the operating results of certain income-producing assets, sold subsequent to April 30, 2002, be included in discontinued operations in the statements of operations for all periods presented. The Company classifies an asset as held for sale when the asset is under a binding sales contract with minimal contingencies, and the buyer is materially at risk if the buyer fails to complete the transaction. However, each potential transaction is evaluated based on its separate facts and circumstances. Pursuant to this standard, as of July 31, 2007, the Company had no income-producing properties that were classified as held for sale.

On July 31, 2007, the Company sold its leasehold interest in the land and its owned shopping center building located in Columbus, Georgia, and its owned shopping center located in Orange Park, Florida, and recognized a pre-tax gain on sale of approximately $1.9 million. On November 1, 2006, the Company sold its owned shopping center located in Morton, Illinois, and recognized a pre-tax gain on sale of approximately $3.48 million. As a result of these transactions, the Company’s financial statements have been prepared with the results of operations and cash flows of these sold properties shown as discontinued operations. All historical statements have been restated in accordance with SFAS 144. Summarized financial information for discontinued operations for the three month periods ended July 31, 2007, and July 31, 2006, is as follows:

	First Quarter Ended
	July 31,
	2007	2006

REAL ESTATE SEGMENT
Rental revenues	$173,592	$226,128
Rental property operating expenses, including depreciation	(23,025)	(30,955)
Interest expense and loan prepayment fees	(6,475)	(56,335)

Operating earnings from discontinued operations before income taxes	144,092	138,838

Income tax expense	(54,755)	(52,758)

Operating earnings from discontinued operations, net of tax	89,337	86,080

Gain on sales of income-producing real estate	1,918,301	—
Income tax expense	(728,954)	—

Gain on sales of income-producing real estate, net of tax	1,189,347	—

Earnings from discontinued operations, net of tax	$1,278,684	$86,080

	Balances at
	July 31, 2007	April 30, 2007

Assets of Discontinued Operations
Income-producing properties	$—	$2,870,240
Intangible assets	—	28,035

	$—	$2,898,275

Liabilities of Discontinued Operations
Current maturities of long-term debt	$—	$32,559
Mortgage notes payable	—	375,776

	$—	$408,335

NOTE 6. OPERATING SEGMENTS
The table below shows selected financial data on a segment basis. Net earnings is defined as total revenues less operating expenses, including depreciation, interest, and income taxes. In this presentation, management fee expense charged by the Parent Company is not included in the Segments’ results.

For the Quarter Ended		Real Estate
July 31, 2007	BPE	(1)	Parent	Eliminations	Consolidated
Revenues from unaffiliated customers	$4,766,392	$2,907,387	$—	$—	$7,673,779
Interest and other income	55,094	292,246	12,770	(277,609)	82,501
Intersegment revenue	—	147,541	—	(147,541)	—

Total revenues from continuing operations	$4,821,486	$3,347,174	$12,770	$(425,150)	$7,756,280

Net earnings (loss)	$34,595	$2,340,159	$(810,326)	$(6,024)	$1,558,404

For the Quarter Ended		Real Estate
July 31, 2006	BPE	(1)	Parent	Eliminations	Consolidated
Revenues from unaffiliated customers	$2,615,415	$1,299,015	$—	$—	$3,914,430
Interest and other income	47,077	345,221	16,687	(250,281)	158,704
Intersegment revenue	—	124,143	—	(124,143)	—

Total revenues from continuing operations	$2,662,492	$1,768,379	$16,687	$(374,424)	$4,073,134

Net (loss) earnings	$(292,628)	$268,965	$(530,730)	$3,498	$(550,895)

(1)	The Company is in the business of creating long-term value by periodically realizing gains through the sale of income-producing properties and the sale of real estate held for future development or sale; therefore, in this presentation the Real Estate Segment’s net earnings includes earnings from discontinued operations, pursuant to SFAS 144, that resulted from the sales of certain income-producing properties, and earnings included in continuing operations that resulted from the gains on sale of certain other real estate assets.

NOTE 7. EARNINGS (LOSS) PER SHARE
Basic earnings (loss) per share is computed by dividing net earnings (loss) by the weighted average shares outstanding during the reporting period. Diluted earnings (loss) per share is computed giving effect to dilutive stock equivalents resulting from outstanding stock options, stock warrants and stock appreciation rights. The dilutive effect on the number of common shares for the first three months of fiscal 2008 and fiscal 2007 was 159,941 and 7,998 shares, respectively. Because the Company had a loss from continuing operations for the quarter ended July 31, 2006, all stock equivalents were anti-dilutive, and therefore, are excluded when determining the diluted weighted average number of shares outstanding. The following tables set forth the computations of basic and diluted net earnings (loss) per share:

	For the quarter ended July 31, 2007
			Per share
	Earnings	Shares	amount

Basic EPS — earnings per share from continuing operations	$279,720	3,529,144	$0.08
Basic EPS — earnings per share from discontinued operations	1,278,684	3,529,144	0.36
Effect of dilutive securities:
Options		56,048
Warrants		6,111
SARs		97,782

		159,941	(0.02)

Diluted EPS — earnings per share	$1,558,404	3,689,085	$0.42

	For the quarter ended July 31, 2006
			Per share
	(Loss) Earnings	Shares	amount

Basic EPS — loss per share from continuing operations	$(636,975)	3,532,100	$(0.18)
Basic EPS — earnings per share from discontinued operations	86,080	3,532,100	0.02
Effect of dilutive securities		—	—

Diluted EPS — loss per share	$(550,895)	3,532,100	$(0.16)

NOTE 8. GOODWILL AND OTHER INTANGIBLE ASSETS
The gross carrying amounts and accumulated amortization for all of the Company’s intangible assets as of July 31, 2007, are as follows:

	July 31, 2007
	Gross Carrying	Accumulated
	Amount	Amortization
Intangible assets, subject to amortization:
Proprietary BPE software solutions	$3,268,285	$1,410,273
Computer software	460,526	437,880
Real estate lease costs	1,364,955	502,608
Customer relationships	218,000	156,233
Deferred loan costs	492,265	223,460

	$5,804,031	$2,730,454

Intangible assets and goodwill, not subject to amortization:
Trademark	$708,707	$—

Goodwill	$5,458,717	$—

	April 30, 2007
	Gross Carrying	Accumulated
	Amount	Amortization
Intangible assets, subject to amortization:
Proprietary BPE software solutions	$3,186,699	$1,271,190
Computer software	453,525	431,551
Real estate lease costs	1,779,868	818,054
Customer relationships	218,000	145,393
Deferred loan costs	531,432	304,049
Other	28,660	17,199

	$6,198,184	$2,987,436

Intangible assets and goodwill, not subject to amortization:
Trademark	$708,707	$—

Goodwill	$5,458,717	$—

Aggregate amortization expense for all amortized intangible assets
For the three months ended July 31, 2007	$207,012
For the three months ended July 31, 2006	152,708

NOTE 9. DISPOSITIONS
On July 31, 2007, the Company sold: its leasehold interest in a shopping center in Jacksonville, Florida; its leasehold interest in the land and its owned shopping center building located in Columbus, Georgia; and its shopping center located in Orange Park, Florida; for a total combined sales price of $6.797 million, resulting in a pre-tax gain of approximately $3.776 million. After selling expenses, the sale generated net cash proceeds of approximately $6.4 million. In addition, the Company purchased the minority partners’ interest in the Columbus, Georgia Property with two notes payable totaling $400,000, which are recorded on the accompanying consolidated balance sheet. The cash proceeds are recorded on the accompanying consolidated balance sheet as restricted cash. In accordance with SFAS 144, the sale of its leasehold interest in Jacksonville, Florida, is recorded in rental income on the accompanying consolidated statements of operations and the sale of its leasehold interest in the land and its owned building located in Columbus, Georgia, and its owned shopping center located in Orange Park, Florida, is recorded in discontinued operations in the accompanying consolidated statements of operations. The Company currently intends to use the net proceeds from this sale to acquire a like-kind property in order to qualify the sale and acquisition under Internal Revenue Code Section 1031 for federal income tax deferral, and has placed the proceeds with a qualified third-party intermediary.
NOTE 10. MORTGAGE NOTES PAYABLE
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
NOTE 11. COMMITMENTS AND CONTINGENCIES
The Company is subject to legal proceedings and other claims that arise in the ordinary course of business. While the resolution of these matters cannot be predicted with certainty, the Company believes that the final outcome of these matters will not have a material adverse effect on the Company’s financial position or results of operations. See Item 1A, “Risk Factors,” in the Company’s Annual Report on Form 10-K for the year ended April 30, 2007.
NOTE 12. SUBSEQUENT EVENT
On August 1, 2007, the Company refinanced its owned office park in Marietta, Georgia, with a new mortgage loan in the amount of $6.65 million. The new loan bears interest at LIBOR +1.75%, with monthly principal and interest payments. The loan will be amortized using a 20-year amortization schedule until it matures on July 1, 2010.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with the consolidated financial statements, including the notes to those statements, which are presented elsewhere in this report. The Company also recommends that this discussion and analysis be read in conjunction with the management’s discussion and analysis section and the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended April 30, 2007.
The Company’s fiscal year 2008 will end April 30, 2008.
In the following charts, changes in revenues, costs and expenses, and changes in selling, general and administrative expenses from period to period are analyzed on a segment basis. For net earnings and similar profit information on a consolidated basis, please see the Company’s consolidated financial statements.
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
Results of operations of the first quarter of fiscal 2008, compared to the first quarter of fiscal 2007
REVENUES From Continuing Operations
For the first quarter of fiscal 2008, consolidated revenues from continuing operations, net of intersegment eliminations, was $7,673,779, compared to $3,914,430 for the first quarter of fiscal 2007, an increase of approximately 96%.
CHART A
REVENUES FROM CONTINUING OPERATIONS SUMMARY BY SEGMENT
(Dollars in Thousands)

	First Quarter Ended
	July 31,		Amount	Percent
	2007	2006	Increase	Increase

BPE (1)	$4,766	$2,615	$2,151	82
Real Estate (2)	2,907	1,299	1,608	124

	$7,673	$3,914	$3,759	96

NOTES TO CHART A
(1)	BPE Segment revenues increased approximately $2,151,000, or 82%, for the first quarter of fiscal 2008, compared to the same period in fiscal 2007, primarily due to:
(a)	an increase in revenues of approximately $1,805,000, or 118%, in infrastructure upgrades and energy savings projects; and

(b)	an increase of approximately $320,000, or 74%, in a long term energy management services contract and several large engineering energy audits.
(2)	Real Estate Segment revenues increased $1,608,000 or 124%, for the first quarter of fiscal 2008, compared to the same period in fiscal 2007, primarily due to:
(a)	revenues of approximately $1,553,000 related to the sale of the Company’s leasehold interest in its shopping center in Jacksonville, Florida; and

(b)	an increase in rental revenues of approximately $195,000 as the result of the Company’s acquisition of the shopping center located in Smyrna, Tennessee, in July 2006, and the Company’s acquisition of the office building located in Newnan, Georgia, in March 2007;
partially offset by:
(c)	a decrease in leaseback income of approximately $141,000, resulting from the sale of the Company’s former leaseback shopping center in Orange Park, Florida, and the sale of its leaseback shopping center in Richfield, Minnesota, in fiscal 2007.
The following table indicates the backlog of contracts and rental income, by segment.

			Increase
	July 31, 2007		(Decrease)
	2007	2006	Amount	Percent
BPE (1)	$7,734,000	$6,480,000	$1,254,000	19
Real Estate (2)	4,833,000	5,467,000	(634,000)	(12)
Less: Intersegment eliminations (3)	(568,000)	(552,000)	(16,000)	3

Total Backlog	$11,999,000	$11,395,000	$604,000	5

(1)	BPE backlog increased $1,254,000 primarily due to:
(a)	an increase of approximately $1,317,000, or 122%, in energy management services; and

(b)	an increase of approximately $440,000, or 17%, in building productivity services;
partially offset by:
(c)	a decrease of approximately $502,000, or 18%, in infrastructure upgrades and energy savings projects.
The Company estimates that the BPE backlog at July 31, 2007, will be recognized prior to July 31, 2008, with the exception of approximately $986,000 in energy management services from contracts that extended longer than one year.

BPE backlog includes some contracts that can be cancelled with less than one year’s notice, and assumes cancellation provisions will not be invoked. The amount for such cancelled contracts included in the prior year’s Backlog was approximately $252,000 or 3.9%.

(2)	The decrease in Real Estate backlog of $634,000 primarily consisted of:
(a)	approximately $300,000 related to the Company’s leasehold interest in a shopping center located in Richfield, Minnesota, that was sold on March 12, 2007;

(b)	approximately $303,000 related to the Company’s leasehold interest in a shopping center located in Jacksonville, Florida, that was sold on July 31, 2007;

(c)	approximately $264,000 related to the Company’s leasehold interest in a shopping center located in Orange Park, Florida, that was sold on July 31, 2007; and

(d)	rental revenues of $351,000 as a result of the pending expiration in January 2008 of a third-party lease at the Company’s headquarters building in Atlanta, Georgia;

partially offset by:

(e)	rental revenues of approximately $384,000 related to the Company’s acquisition of the office building in Newnan, Georgia, in March 2007; and

(f)	an increase in net rental revenues of approximately $200,000 related to successful leasing activities at other properties.
(3)	Represents rental income at the Company’s headquarters building to be paid to the Real Estate Segment by the Parent Company and the BPE Segment.
COSTS AND EXPENSES APPLICABLE TO REVENUES
From Continuing Operations
As a percentage of total segment revenues from continuing operations (See Chart A), the total applicable costs and expenses (See Chart B) were 54% and 67% for the first quarters of fiscal 2008 and 2007, respectively. In reviewing Chart B, the reader should recognize that the volume of revenues generally will affect the amounts and percentages presented.
The figures in Chart B are net of intersegment eliminations.
CHART B
COSTS AND EXPENSES APPLICABLE TO REVENUES
FROM CONTINUING OPERATIONS SUMMARY BY SEGMENT
(Dollars in Thousands)

			Percent of Segment
			Revenues for
	First Quarter Ended		First Quarter Ended
	July 31,		July 31,
	2007	2006	2007	2006

BPE (1)	$3,186	$1,716	67	66
Real Estate (2)	970	902	33	69

	$4,156	$2,618	54	67

NOTES TO CHART B
(1)	On a dollar basis, BPE Segment costs and expenses increased $1,470,000, or 86%, for the first quarter of fiscal 2008, compared to the same period of fiscal 2007, primarily due to the corresponding increase in revenues.

(2)	On a dollar basis, Real Estate Segment costs and expenses increased $68,000, or 8%, for the first quarter of fiscal 2008, compared to the same period of fiscal 2007, primarily due to:
(a)	costs of approximately $95,000 from the sale of the Company’s leasehold interest in a shopping center located in Jacksonville, Florida; and

(b)	an increase in rental operating costs and expenses of approximately $115,000 as the result of the Company’s acquisition of the shopping center located in Smyrna, Tennessee, and the Company’s office building located in Newnan, Georgia, in July 2006 and March 2007, respectively;

partially offset by:

(c)	the absence of lease costs of approximately $156,000 as a result of the sale of two of the Company’s former leasehold interests in shopping centers located in Orange Park, Florida, and Richfield, Minnesota, which were sold in July 2007 and March 2007, respectively.
Real Estate Segment costs and expenses as a percentage of revenues were lower for the first quarter of fiscal 2008, compared to fiscal 2007, primarily due to revenues of $1,553,000 in the current year as a result of the sale of the Company’s leasehold interest in a shopping center located in Jacksonville, Florida, in July 2007; the costs of the sale were approximately $95,000.
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
From Continuing Operations
For the first quarters of fiscal 2008 and 2007, total selling, general and administrative expenses (“SG&A”) from continuing operations, net of intersegment eliminations, were $2,795,657 and $2,133,597, respectively. As a percentage of consolidated revenues from continuing operations, these expenses were 36% and 55%, respectively. In reviewing Chart C, the reader should recognize that the volume of revenues generally will affect the amounts and percentages presented. The percentages in Chart C are based upon expenses as they relate to segment revenues from continuing operations (Chart A), except that Parent and total expenses relate to consolidated revenues from continuing operations.
CHART C
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
FROM CONTINUING OPERATIONS BY SEGMENT
(Dollars in Thousands)

			Percent of Segment
			Revenues for
	First Quarter Ended		First Quarter Ended
	July 31,		July 31,
	2007	2006	2007	2006

BPE (1)	$1,324	$1,155	28	44
Real Estate (2)	183	207	6	16
Parent (3)	1,289	772	17	20

	$2,796	$2,134	36	55

NOTES TO CHART C
(1)	BPE SG&A expenses as a percentage of revenues from continuing operations decreased in the first quarter of fiscal 2008, compared to the same period of fiscal 2007, primarily because the increase in revenues did not cause a proportional increase in SG&A expenses.

On a dollar basis, BPE SG&A expenses increased $169,000 or 15%, for the first quarter of fiscal 2008, compared to the same period of fiscal 2007, primarily due to higher sales and marketing expenses.

(2)	On percentage basis, Real Estate SG&A expenses as a percentage of revenues were lower for the first quarter of fiscal 2008, compared to fiscal 2007, primarily due to the increase in revenues.

(3)	On a dollar basis, Parent SG&A expenses increased $517,000 or 67%, for the first quarter of fiscal 2008, compared to the same period of fiscal 2007, primarily due to:
(a)	incentive compensation accruals of approximately $577,000 pursuant to the Company's cash incentive compensation plan;
partially offset by:
(b)	a decrease in consulting fees of approximately $67,000.
Liquidity and capital resources
Between April 30, 2007, and July 31, 2007, working capital increased by approximately $12,000. Operating activities provided cash of approximately $64,000, primarily due to:
(a)	proceeds of approximately $1,540,000 related to the sale of the Company’s leasehold interest in a shopping center located in Jacksonville, Florida;

(b)	a net increase in BPE Segment trade and subcontractors payables, accrued expenses, and billings in excess of costs of approximately $593,000 primarily as a result of the timing and submission of payments; and

(c)	an increase in other liabilities of approximately $412,000 primarily related to notes payable to the minority owners of the former leasehold interest in the land and the interest in the shopping center building located in Columbus, Georgia;
partially offset by:
(d)	an increase in BPE Segment accounts receivable and costs and earnings in excess of billings of approximately $2,168,000 primarily as a result of the timing of billing and receipt of payments.
Investing activities used cash of approximately $6,715,000 primarily for:
(a)	the deposit with a qualified intermediary of cash proceeds of approximately $6,463,000 from the sales described in Note 9 to the consolidated financial statements in order to qualify the sales for federal income tax deferral under Internal Revenue Code Section 1031;

(b)	additions to income-producing properties of $136,000, primarily related to tenant and building improvements; and

(c)	additions to intangible assets of $78,000, primarily related to new software development efforts for the Company’s proprietary Web/wireless building performance expert building productivity applications.

Financing activities provided cash of approximately $435,000 primarily from:
(a)	net proceeds of $700,000 from the permanent loan of $3,200,000 on the Company’s office building located in Newnan, Georgia, which replaced the interim loan of $2,500,000;
partially offset by:
(b)	scheduled principal payments on mortgage notes and other long-term debt of approximately $80,000; and

(c)	payment of a regular quarterly cash dividend to shareholders of approximately $127,000.
Discontinued operations provided cash of $4,552,000 from the sale of the Company’s leasehold interest in the land and its owned building in the shopping center located in Columbus, Georgia, and its owned shopping center located in Orange Park, Florida.
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
Energy management services are accounted for separately and are recognized as the services are rendered in accordance with SAB 104. Sales of proprietary building productivity software solutions and hardware products are recognized when products are sold.

Energy savings and infrastructure upgrade project revenues are reported on the percentage-of-completion method, using costs incurred to date in relation to estimated total costs of the contracts to measure the stage of completion. Original contract prices are adjusted for change orders in the amounts that are reasonably estimated based on the Company’s historical experience. The cumulative effects of changes in estimated total contract costs and revenues (change orders) are recorded in the period in which the facts requiring such revisions become known, and are accounted for using the percentage-of-completion method. At the time it is determined that a contract is expected to result in a loss, the entire estimated loss is recorded.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in the Company’s market risk since April 30, 2007. Refer to the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2007, for detailed disclosures about quantitative and qualitative disclosures about market risk.
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
PART II. OTHER INFORMATION
ITEM 1A. RISK FACTORS
In addition to the other information set forth in this report, the reader should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2007, which could materially affect the business, financial condition or future operating results of the Company. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also could materially affect the Company’s business, financial condition and/or operating results.
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

SERVIDYNE, INC. (Registrant)
Date: September 14, 2007	/s/ Alan R. Abrams
Alan R. Abrams
Chief Executive Officer

Date: September 14, 2007	/s/ Mark J. Thomas
Mark J. Thomas
Chief Financial Officer