Form 10-Q
period 2007-10-31
SERVIDYNE, INC.
filed 2007-12-17
CIK 1923

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
QUARTERLY REPORT
Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934
For the quarter ended October 31, 2007
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
Yes ☐      No ☑
The number of shares of $1.00 par value Common Stock of the Registrant outstanding as of November 30, 2007, was 3,540,570.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
SERVIDYNE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	(UNAUDITED)
	October 31, 2007	April 30, 2007
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$4,331,738	$5,662,894
Receivables (Note 4)	3,403,596	2,229,813
Less: Allowance for doubtful accounts	(28,639)	(14,713)
Costs and earnings in excess of billings	589,223	265,540
Deferred income taxes	460,820	443,030
Other	1,039,094	1,623,535

Total current assets	9,795,832	10,210,099

RESTRICTED CASH (Note 9)	6,534,893	—
INCOME-PRODUCING PROPERTIES, net	29,241,761	29,090,789
ASSETS OF DISCONTINUED OPERATIONS (Notes 5 and 9)	—	2,898,275
PROPERTY AND EQUIPMENT, net	798,268	838,886
OTHER ASSETS:
Real estate held for future development or sale	1,124,850	1,124,850
Intangible assets, net (Note 8)	3,669,794	3,919,455
Goodwill (Note 8)	5,458,717	5,458,717
Other	3,273,811	3,852,350

Total assets	$59,897,926	$57,393,421

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Trade accounts payable	$796,550	$635,308
Accrued expenses	2,493,309	2,596,127
Liabilities of discontinued operations (Note 5)	—	32,559
Billings in excess of costs and earnings	246,623	219,305
Current maturities of mortgage notes and long-term debt payable	1,168,809	1,002,718

Total current liabilities	4,705,291	4,486,017

DEFERRED INCOME TAXES	4,911,080	4,233,498
OTHER LIABILITIES	1,396,576	2,074,954
LIABILITIES OF DISCONTINUED OPERATIONS (Note 5)	—	375,776
MORTGAGE NOTES PAYABLE, less current maturities (Note 10)	25,244,061	23,587,965
OTHER LONG-TERM DEBT, less current maturities	1,160,000	1,175,000

Total liabilities	37,417,008	35,933,210

COMMITMENTS AND CONTINGENCIES (Note 11)

SHAREHOLDERS’ EQUITY:
Common stock, $1 par value; 5,000,000 shares authorized; 3,697,836 issued and 3,529,570 outstanding at October 31, 2007, 3,695,336 issued and 3,527,070 outstanding at April 30, 2007	3,697,836	3,695,336
Additional paid-in capital	4,934,121	4,875,160
Retained earnings	14,644,025	13,684,779
Treasury stock (common shares) 168,266 at October 31, 2007, and 168,266 at April 30, 2007	(795,064)	(795,064)

Total shareholders’ equity	22,480,918	21,460,211

Total liabilities and shareholders’ equity	$59,897,926	$57,393,421

See accompanying notes to consolidated financial statements.

SERVIDYNE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	SECOND QUARTER ENDED		FIRST SIX MONTHS ENDED
	OCTOBER 31,		OCTOBER 31,
	2007	2006	2007	2006
REVENUES:
Building Performance Expert (“BPE”)	$3,987,123	$3,238,652	$8,753,515	$5,854,067
Real Estate	1,273,959	1,423,861	4,181,346	2,722,876

	5,261,082	4,662,513	12,934,861	8,576,943

Interest	99,849	82,133	112,733	175,790
Other	15,327	31,988	84,944	97,036

	5,376,258	4,776,634	13,132,538	8,849,769

COSTS AND EXPENSES:
BPE	2,760,396	2,113,354	5,945,980	3,829,384
Real Estate, excluding interest	824,471	1,020,124	1,794,943	1,921,849

	3,584,867	3,133,478	7,740,923	5,751,233

Selling, general and administrative
BPE	1,336,182	1,066,445	2,660,207	2,221,021
Real Estate	190,135	239,861	384,782	446,565
Parent	340,535	1,027,720	1,617,520	1,800,037

	1,866,852	2,334,026	4,662,509	4,467,623

Interest costs incurred	470,116	409,098	918,180	758,651

	5,921,835	5,876,602	13,321,612	10,977,507

GAIN ON SALE OF REAL ESTATE, net of costs of sale of $0, $504,563, $0, and $504,563, respectively	—	1,545,437	—	1,545,437

(LOSS) EARNINGS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(545,577)	445,469	(189,074)	(582,301)

INCOME TAX (BENEFIT) EXPENSE	(200,705)	169,522	(123,922)	(221,273)

(LOSS) EARNINGS FROM CONTINUING OPERATIONS	(344,872)	275,947	(65,152)	(361,028)

DISCONTINUED OPERATIONS:
Earnings from discontinued operations, adjusted for applicable income tax expense of $0, $49,036, $54,755 and $101,794, respectively	—	80,004	89,337	166,084
Gain on sale of income producing real estate, adjusted for applicable income tax expense of $0, $0, $728,954 and $0, respectively	—	—	1,189,347	—

EARNINGS FROM DISCONTINUED OPERATIONS	—	80,004	1,278,684	166,084

NET (LOSS) EARNINGS	$(344,872)	$355,951	$1,213,532	$(194,944)

NET (LOSS) EARNINGS PER SHARE — BASIC AND DILUTED
From continuing operations	$(0.10)	$0.08	$(0.02)	$(0.10)
From discontinued operations	—	0.02	0.36	0.05

NET (LOSS) EARNINGS PER SHARE — BASIC AND DILUTED	$(0.10)	$0.10	$0.34	$(0.05)

DIVIDENDS PER SHARE	$0.036	$0.036	$0.072	$0.072

WEIGHTED AVERAGE SHARES OUTSTANDING — BASIC AND DILUTED	3,529,444	3,531,600	3,529,294	3,531,850

See accompanying notes to consolidated financial statements.

SERVIDYNE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(UNAUDITED)

			Additional	Deferred
	Common Stock		Paid-In	Stock	Retained	Treasury
	Shares	Amount	Capital	Compensation	Earnings	Stock	Total

BALANCES at April 30, 2005	3,357,601	$3,357,601	$3,067,982	$(14,162)	$15,186,932	$(684,942)	$20,913,411

Net earnings	—	—	—	—	525,766	—	525,766
Common stock issued	1,800	1,800	6,660	(8,460)	—	—	—
Stock compensation expense	—	—	—	18,202	—	(1,871)	16,331
Stock option exercise	732	732	2,196	—	—	—	2,928
Cash dividends declared - $.144 per share (adjusted for subsequent stock dividend)	—	—	—	—	(511,688)	—	(511,688)
Stock dividend declared - 10% at market value on date declared	335,203	335,203	1,726,295	—	(1,973,934)	(87,564)	—

BALANCES at April 30, 2006	3,695,336	3,695,336	4,803,133	(4,420)	13,227,076	(774,377)	20,946,748

Net earnings	—	—	—	—	966,626	—	966,626
Common stock acquired	—	—	—	—	—	(19,747)	(19,747)
Stock compensation expense	—	—	72,027	4,420	—	(940)	75,507
Cash dividends declared - $.144 per share	—	—	—	—	(508,923)	—	(508,923)

BALANCES at April 30, 2007	3,695,336	3,695,336	4,875,160	—	13,684,779	(795,064)	21,460,211

Net earnings	—	—	—	—	1,213,532	—	1,213,532
Common stock issued	2,500	2,500	(2,500)	—	—	—	—
Stock compensation expense	—	—	61,461	—	—	—	61,461
Cash dividends declared - $.072 per share	—	—	—	—	(254,286)	—	(254,286)

BALANCES at October 31, 2007	3,697,836	$3,697,836	$4,934,121	$—	$14,644,025	$(795,064)	$22,480,918

See accompanying notes to consolidated financial statements.

SERVIDYNE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	FIRST SIX MONTHS ENDED
	OCTOBER 31,
	2007	2006
CONTINUING OPERATIONS:
Cash flows from operating activities:
Net earnings (loss)	$1,213,532	$(194,944)
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Income from discontinued operations, net of tax	(1,278,684)	(166,084)
Loss (gain) on sale of real estate	83,194	(1,545,437)
Loss on disposal of assets	11,630	—
Depreciation and amortization	961,478	808,586
Deferred tax benefit	(123,922)	(119,480)
Provision for doubtful accounts, net	13,926	39,050
Stock compensation expense	61,481	22,636
Cash surrender value	(39,533)	(62,627)
Straight-line rent	29,133	(10,443)
Changes in assets and liabilities:
Receivables	(1,173,783)	(910,044)
Costs and earnings in excess of billings	(323,683)	225,560
Note receivables	500	602,405
Other current assets	583,941	(757,033)
Other assets	—	1,063
Trade accounts payable	161,242	(411,434)
Accrued expenses	(102,820)	(29,119)
Billings in excess of costs and earnings	27,318	(56,962)
Other liabilities	312,019	(55,279)

Net cash provided by (used in) operating activities	416,949	(2,619,586)

Cash flows from investing activities;
Release of restricted cash held in escrow	—	418,594
Deposit of cash proceeds from sale of real estate held in escrow	(6,464,276)	(1,931,666)
Deposit of interest on cash proceeds held in escrow	(70,617)	(14,455)
Proceeds from sale of real estate	—	1,867,052
Additions to income-producing properties, net	(635,186)	(195,973)
Additions to property and equipment, net	(54,456)	(63,705)
Additions to intangible assets, net	(119,040)	(495,508)
Additions to real estate held for sale or future development	—	(28,546)
Acquisition, net of cash released from escrow	—	(1,870,447)

Net cash used in investing activities	(7,343,575)	(2,314,654)

Cash flows from financing activities:
Mortgage proceeds	9,850,000	6,700,000
Mortgage repayments	(8,279,170)	(2,600,000)
Debt repayments	(150,102)	(240,917)
Repurchase of common stock	—	(19,747)
Deferred loan costs paid	(123,311)	(113,696)
Cash dividends	(254,286)	(254,514)

Net cash provided by financing activities	1,043,131	3,471,126

DISCONTINUED OPERATIONS:
Operating activities	151,106	185,136
Investing activities	4,809,567	—
Financing activities	(408,334)	(288,159)

Net cash provided by (used in) discontinued operations	4,552,339	(103,023)

Net decrease in cash and cash equivalents	(1,331,156)	(1,566,137)
Cash and cash equivalents at beginning of period	5,692,894	7,329,805

Cash and cash equivalents at end of period	$4,331,738	$5,763,668

See accompanying notes to consolidated financial statements.

SERVIDYNE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2007, AND APRIL 30, 2007
(UNAUDITED)
NOTE 1. ORGANIZATION AND BUSINESS
Servidyne, Inc. (together with its subsidiaries, the “Company”) was organized under Delaware law in 1960. In 1984, the Company changed its state of incorporation from Delaware to Georgia. The Company (i) provides comprehensive energy, infrastructure and productivity management solutions and services to building owners and operators; and (ii) engages in commercial real estate investment and development.
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
The Company has three outstanding types of equity-based incentive compensation instruments in effect with its employees, non-employee directors, and selected outside consultants: stock options, stock appreciation rights and restricted stock.
For the second quarter and the first six months ended October 31, 2007, the Company’s net (loss) earnings includes $30,886 and $61,461, respectively, of total equity-based compensation expense, and $11,736 and $23,355, respectively, of related income tax benefits. All of these expenses were included in selling, general and administrative expenses in the consolidated statements of operations.

For the second quarter and first six months ended October 31, 2006, the Company’s net earnings (loss) includes $16,358 and $22,636, respectively, of total equity-based compensation expense, and $6,216 and $8,602, respectively, of related income tax benefits. All of these expenses were included in selling, general and administrative expenses in the consolidated statements of operations.
Stock Options
A summary of stock options activity for the first six months ended October 31, 2007, is as follows:

		Weighted
	Options to	Average
	Purchase	Exercise
	Shares	Price
Outstanding at April 30, 2007	567,181	$4.66
Granted	—	—
Exercised	—	—
Forfeited / Expired	(40,670)	4.65

Outstanding at October 31, 2007	526,511	$4.66

Vested at October 31, 2007	526,511	$4.66

As of October 31, 2007, 100% of the 526,511 stock options were “in the money.”
A summary of information about all stock options outstanding as of October 31, 2007, is as follows:

	Number of	Weighted Average
Exercise	Outstanding and	Remaining Contractual
Price	Exercisable Options	Life (Years)
$4.64	461,838	5.14
$4.82	63,800	7.40
$5.45	873	6.63
Stock Appreciation Rights (SARs)
A summary of SARs activity for the first six months ended October 31, 2007, is as follows:

		Weighted
	SARs to	Average
	Purchase	Exercise
	Shares	Price
Outstanding at April 30, 2007	430,000	$4.06
Granted	62,000	5.80
Exercised	—	—
Forfeited	(25,000)	4.06

Outstanding at October 31, 2007	467,000	$4.29

Vested at October 31, 2007	—	$—

The Company estimates the fair value of each SARs grant on the date of grant using the Black-Scholes option-pricing model. The risk free interest rate utilized in the Black-Scholes calculation is the interest rate on the U.S. Treasury Bill having the same maturity as the expected life of the Company’s SARs awards. The expected life of the SARs granted was determined by the estimated holding period of the

SARs award. The expected volatility is based on the historical volatility of the Company’s stock over the preceding five-year period using the month-end closing stock price.
The SARs granted in the first six months of fiscal 2008 had the following weighted average assumptions and fair value:

Expected life (years)	5
Dividend yield	3.04%
Expected stock price volatility	37.58%
Risk free interest rate	4.42%
Fair value per SAR granted	$1.13
The Company’s net (loss) earnings for the second quarter and the first six months ended October 31, 2007, includes $28,480 and $56,656, respectively, of equity-based compensation expenses, and income tax benefits of $10,822 and $21,529, respectively, related to the vesting of SARs. All of these expenses were included in selling, general and administrative expenses in the consolidated statements of operations for all periods.
The Company’s net earnings (loss) for the second quarter and the first six months ended October 31, 2006, includes $15,356 and $20,647, respectively, of equity-based compensation expenses related to the vesting of SARs. Related income tax benefits were $5,835 and $7,846 for the second quarter and the first six months ended October 31, 2006, respectively. All of these expenses were included in selling, general and administrative expenses in the consolidated statements of operations for all periods.
Shares of Restricted Stock
Periodically, the Company has awarded shares of restricted stock to employees, directors and selected outside consultants. These awards are recorded at the fair market value on the date of grant and typically vest over a period of one year. As of October 31, 2007, there was a total of $5,018 of unrecognized compensation expenses related to awards of shares of restricted stock, which will be recognized over the ensuing year. For the quarter ended October 31, 2007, and October 31, 2006, restricted stock equity-based compensation expenses related to the vesting of shares of restricted stock were $2,406 and $1,002, respectively, and the related income tax benefits were $914 and $380, respectively.
In the first six months ended October 31, 2007, and October 31, 2006, equity-based compensation expenses related to the vesting of shares of restricted stock were $4,805 and $1,989, respectively, and the related income tax benefits were $1,825 and $755, respectively.
The following table summarizes restricted stock activity for the first six months ended October 31, 2007:

Weighted Average
	Number of	Grant Date
	Restricted	Fair Value
	Shares of Stock	per Share
Non-vested restricted stock at April 30, 2007	—	$—
Granted	2,500	4.48
Vested	—	—
Forfeited	—	—

Non-vested restricted stock at October 31, 2007	2,500	$4.48

NOTE 4. RECEIVABLES
All net receivables are expected to be collected within one year.
NOTE 5. DISCONTINUED OPERATIONS
Sales of Income-Producing Properties
The Company is in the business of creating long-term value by periodically realizing gains through the sale of existing real estate assets, and then redeploying its capital by reinvesting the proceeds from such sales. Effective as of fiscal 2003, the Company adopted SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which requires, among other things, that the operating results of certain income-producing assets, sold subsequent to April 30, 2002, be included in discontinued operations in the statements of operations for all periods presented. The Company classifies an asset as held for sale when the asset is under a binding sales contract with minimal contingencies, and the buyer is materially at risk if the buyer fails to complete the transaction. However, each potential transaction is evaluated based on its separate facts and circumstances. Pursuant to this standard, as of October 31, 2007, the Company had no income-producing properties that were classified as held for sale.
On July 31, 2007, the Company sold its leasehold interest in the land and its owned shopping center building located in Columbus, Georgia, and its owned shopping center located in Orange Park, Florida, and recognized a pre-tax gain on the sale of approximately $1.9 million. On November 1, 2006, the Company sold its leasehold interest in the land and its owned shopping center located in Morton, Illinois, and recognized a pre-tax gain on the sale of approximately $3.48 million. In accordance with SFAS 144, the Company’s historical financial statements have been prepared with the results of operations and cash flows of these sold properties shown as discontinued operations, with the exception of the revenues, backlog, costs and expenses, and cash flows associated with the shopping center located in Orange Park, Florida, for the period between May 1, 2006, and February 12, 2007, which have not been restated as discontinued operations and are still included in continuing operations; the Company acquired the fee interest in the shopping center on February 12, 2007, and as a result, the property was re-classified as an Owned Shopping Center rather than a Leaseback Shopping Center. The reader should keep this in mind when analyzing the annual results of operations, backlog and cash flows of the Real Estate Segment. All historical statements have been restated in accordance with SFAS 144. Summarized financial information for discontinued operations for the second quarter and the first six month periods ended October 31, 2007, and October 31, 2006, is as follows:

	Second Quarter Ended		First Six Months Ended
	October 31,		October 31,
	2007	2006	2007	2006
REAL ESTATE SEGMENT
Rental revenues	$—	$226,128	$173,592	$452,256
Rental property operating expenses, including depreciation	—	(43,667)	(23,025)	(74,622)
Interest expense and mortgage prepayment fees	—	(53,421)	(6,475)	(109,756)

Operating earnings from discontinued operations before income taxes	—	129,040	144,092	267,878

Income tax expense	—	(49,036)	(54,755)	(101,794)

Operating earnings from discontinued operations, net of tax	—	80,004	89,337	166,084

Gain on sales of income-producing real estate	—	—	1,918,301	—
Income tax expense	—	—	(728,954)	—

Gain on sales of income-producing real estate, net of tax	—	—	1,189,347	—

Earnings from discontinued operations, net of tax	$—	$80,004	$1,278,684	$166,084

	Balances at
	October 31, 2007	April 30, 2007
Assets of Discontinued Operations
Income-producing properties	$—	$2,870,240
Intangible assets	—	28,035

	$—	$2,898,275

Liabilities of Discontinued Operations
Current maturities of mortgage notes and long-term debt payable	$—	$32,559
Mortgage notes payable	—	375,776

	$—	$408,335

NOTE 6. OPERATING SEGMENTS
The table below shows selected financial data on a segment basis. Net earnings is defined as total revenues less operating expenses, including depreciation, interest and income taxes. In this presentation, management fee expenses charged to the segments by the Parent Company are not included in the segments’ results.

For the Second Quarter Ended		Real Estate
October 31, 2007	BPE	(1)	Parent	Eliminations	Consolidated
Revenues from unaffiliated customers	$3,987,123	$1,273,959	$—	$—	$5,261,082
Interest and other income	—	405,622	15,278	(305,724)	115,176
Intersegment revenues	—	147,541	—	(147,541)	—

Total revenues from continuing operations	$3,987,123	$1,827,122	$15,278	$(453,265)	$5,376,258

Net (loss) earnings	$(234,141)	$200,346	$(398,052)	$86,975	$(344,872)

For the Second Quarter Ended		Real Estate
October 31, 2006	BPE	(1)	Parent	Eliminations	Consolidated
Revenues from unaffiliated customers	$3,238,652	$3,473,861	$—	$—	$6,712,513
Interest and other income	7,772	299,137	35,829	(228,617)	114,121
Intersegment revenues	—	126,596	—	(126,596)	—

Total revenues from continuing operations	$3,246,424	$3,899,594	$35,829	$(355,213)	$6,826,634

Net (loss) earnings	$(126,282)	$1,375,424	$(826,007)	$(67,184)	$355,951

For the First Six Months Ended		Real Estate
October 31, 2007	BPE	(1)	Parent	Eliminations	Consolidated
Revenues from unaffiliated customers	$8,753,515	$4,181,346	$—	$—	$12,934,861
Interest and other income	55,094	697,868	28,048	(583,333)	197,677
Intersegment revenues	—	295,105	—	(295,105)	—

Total revenues from continuing operations	$8,808,609	$5,174,319	$28,048	$(878,438)	$13,132,538

Net (loss) earnings	$(199,546)	$2,540,505	$(1,208,378)	$80,951	$1,213,532

For the First Six Months Ended		Real Estate
October 31, 2006	BPE	(1)	Parent	Eliminations	Consolidated
Revenues from unaffiliated customers	$5,854,067	$4,772,876	$—	$—	$10,626,943
Interest and other income	54,849	644,358	52,517	(478,898)	272,826
Intersegment revenues	—	250,739	—	(250,739)	—

Total revenues from continuing operations	$5,908,916	$5,667,973	$52,517	$(729,637)	$10,899,769

Net (loss) earnings	$(418,910)	$1,644,389	$(1,356,737)	$(63,686)	$(194,944)

(1)	The Company is in the business of creating long-term value by periodically realizing gains through the sale of income-producing properties and the sale of real estate held for future development or sale, and therefore, in this presentation the Real Estate Segment’s net earnings includes earnings from discontinued operations, pursuant to SFAS 144, that resulted from the gain on sale of certain income-producing properties, and earnings included in continuing operations that resulted from the gain on sale of other real estate assets.
The following is a reconciliation of segment revenues shown in the table above to consolidated revenues on the statements of operations for the second quarter and the first six month periods ended October 31, 2007, and October 31, 2006:

	Second Quarter Ended		First Six Months Ended
	October 31,		October 31,
	2007	2006	2007	2006

Consolidated segment revenues	$5,376,258	$6,826,634	$13,132,538	$10,899,769
Revenues from sales of real estate held for sale	—	(2,050,000)	—	(2,050,000)

Total consolidated revenues	$5,376,258	$4,776,634	$13,132,538	$8,849,769

NOTE 7. EARNINGS (LOSS) PER SHARE
Basic earnings (loss) per share is computed by dividing net earnings (loss) by the weighted average shares outstanding during the reporting period. Diluted earnings (loss) per share is computed giving effect to dilutive stock equivalents resulting from outstanding stock options, stock warrants and stock appreciation rights. Because the Company had a loss from continuing operations for the second quarter of fiscal 2008, and the first six months ended October 31, 2007, and the first six months ended October 31, 2006, all stock equivalents were antidilutive during these periods, and therefore, are excluded when determining the diluted weighted average number of shares outstanding. Even though the Company had earnings from continuing operations for the second quarter ended October 31, 2006, there were no related stock options, SARs or warrants “in the money” that would cause a dilutive effect on the weighted average number of shares outstanding. If the Company had earnings from continuing operations, the dilutive effect on the number of common shares for the second quarter of fiscal 2008 and fiscal 2007 would have been 287,690 and zero shares, respectively, and for the first six months of fiscal 2008 and fiscal 2007, the dilutive effect on the number of common shares would have been 228,863 and zero shares, respectively.

NOTE 8. GOODWILL AND OTHER INTANGIBLE ASSETS
The gross carrying amounts and accumulated amortization for all of the Company’s intangible assets as of October 31, 2007, and as of April 30, 2007, are as follows:

	October 31, 2007
	Gross Carrying	Accumulated
Intangible assets, subject to amortization:	Amount	Amortization

Proprietary BPE software solutions	$3,266,363	$1,520,901
Acquired computer software	462,555	444,305
Real estate lease costs	1,378,831	556,798
Customer relationships	218,000	167,133
Deferred loan costs	421,948	107,501
Other	28,660	18,632
	$5,776,357	$2,815,270

Intangible assets and goodwill, not subject to amortization:
Trademark	$708,707	$—

Goodwill	$5,458,717	$—

	April 30, 2007
	Gross Carrying	Accumulated
Intangible assets, subject to amortization:	Amount	Amortization

Proprietary BPE software solutions	$3,186,699	$1,271,190
Acquired computer software	453,525	431,551
Real estate lease costs	1,779,868	818,054
Customer relationships	218,000	145,393
Deferred loan costs	531,432	304,049
Other	28,660	17,199
	$6,198,184	$2,987,436

Intangible assets and goodwill, not subject to amortization:
Trademark	$708,707	$—

Goodwill	$5,458,717	$—

Aggregate amortization expenses for all amortized intangible assets

For the second quarter ended October 31, 2007	$207,459
For the six months ended October 31, 2007	414,472
For the second quarter ended October 31, 2006	202,383
For the six months ended October 31, 2006	353,280

NOTE 9. DISPOSITIONS
On July 31, 2007, the Company sold: its leasehold interest in a shopping center located in Jacksonville, Florida; its leasehold interest in the land and its owned shopping center building located in Columbus, Georgia; and its owned shopping center located in Orange Park, Florida; for a total combined sales price of $6.797 million, resulting in a pre-tax gain on the sales of approximately $3.776 million. After selling expenses, these sales generated net cash proceeds of approximately $6.4 million. In addition, the Company purchased its minority partners’ interests in the Columbus, Georgia, shopping center by utilizing two notes payable totaling approximately $400,000, which are recorded on the accompanying consolidated balance sheet as current maturities of mortgage notes and long-term debt payable. The cash proceeds are recorded on the accompanying consolidated balance sheet as restricted cash. In accordance with SFAS 144, the sale of the Company’s leasehold interest in the shopping center located in Jacksonville, Florida, is included in rental income on the accompanying consolidated statements of operations. The sale of the Company’s leasehold interest in the land and its owned shopping center building located in Columbus, Georgia, and the sale of the Company’s owned shopping center located in Orange Park, Florida, are recorded in discontinued operations in the accompanying consolidated statements of operations. The Company originally intended to use the net proceeds from these sales to acquire a like-kind property in order to qualify the sales and potential acquisition under Internal Revenue Code Section 1031 for federal income tax deferral, and had placed the proceeds with a qualified third-party intermediary; however, in December 2007, the Company determined that it would not complete such acquisition. The Company’s federal tax liability is approximately $1.5 million related to the sales, which will be offset with the Company’s net operating loss carry-forwards for tax purposes. In addition, the restricted cash of approximately $6.5 million will be released to the Company in January 2008 and converted to cash and cash equivalents.
NOTE 10. MORTGAGE NOTES PAYABLE
On June 1, 2007, the Company replaced its interim bank loan of $2.5 million used in the acquisition of its office building located in Newnan, Georgia, with a permanent mortgage in the amount of $3.2 million. The permanent mortgage bears interest at 5.96%, with interest-only payments required for the first twelve months of the mortgage term, after which the mortgage will be amortized using a 30-year amortization schedule until it matures on June 8, 2017.
On August 1, 2007, the Company refinanced its owned office park located in Marietta, Georgia, with a new mortgage in the amount of $6.65 million. The new mortgage bore interest at LIBOR +1.75%, with monthly principal and interest payments required, and was scheduled to be amortized using a 20-year amortization schedule until it matured on July 1, 2010. However, this mortgage was paid off in full on December 13, 2007, in conjunction with the sale of the Company’s owned office park. See Note 12 - Subsequent Events.
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
NOTE 12. SUBSEQUENT EVENTS
On December 13, 2007, the Company sold its owned office park located in Marietta, Georgia, for a sales price of $10.3 million, resulting in a pre-tax gain on the sale of approximately $2.085 million. After selling expenses and repayment of the mortgage loan (see Note 10- Mortgage Notes Payable) and associated costs the sale generated cash proceeds of approximately $3.4 million. The sale will be included in the results of operations for the quarter ended January 31, 2008. The Company currently intends to use the net proceeds from this sale to acquire an additional income producing property, which would qualify the sale and proposed acquisition under Internal Revenue Code Section 1031 for federal income tax deferral, and has placed the proceeds with a qualified third party intermediary in connection therewith. There can be no assurance, however, that the Company will be able to successfully complete such acquisition.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with the consolidated financial statements, including the notes to those statements, which are presented elsewhere in this report. The Company also recommends that this discussion and analysis be read in conjunction with the management discussion and analysis section and the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended April 30, 2007.
The Company’s fiscal year 2008 will end on April 30, 2008.
In the following charts, changes in revenues, changes in costs and expenses, and changes in selling, general and administrative expenses from period to period are analyzed on a segment basis. For net earnings and similar profit information on a consolidated basis, please refer to the Company’s consolidated financial statements.
Pursuant to SFAS 144, the figures shown in the following charts for all periods presented do not include Real Estate Segment revenues, costs and expenses, and selling, general and administrative expenses generated by certain formerly owned income-producing properties that have been sold, as such amounts have been reclassified to discontinued operations. See “Critical Accounting Policies – Discontinued Operations” later in this discussion and analysis section and Note 5 to the consolidated financial statements.
Results of operations of the second quarter and the first six months of fiscal 2008, compared to the second quarter and the first six months of fiscal 2007.
REVENUES From Continuing Operations
For the second quarter of fiscal 2008, consolidated revenues from continuing operations, net of intersegment eliminations, were $5,261,082, compared to $4,662,513 for the second quarter of fiscal 2007, an increase of approximately 13%. For the first six months of fiscal 2008, consolidated revenues from continuing operations were $12,934,861, compared to $8,576,943 for the first six months of fiscal 2007, an increase of approximately 51%.

CHART A
REVENUES FROM CONTINUING OPERATIONS SUMMARY BY SEGMENT
(Dollars in Thousands)

	Second Quarter Ended		Amount	Percent	Six Months Ended		Amount	Percent
	October 31,		Increase	Increase	October 31,		Increase	Increase
	2007	2006	(Decrease)	(Decrease)	2007	2006	(Decrease)	(Decrease)

BPE (1)	$3,987	$3,239	$748	23	$8,754	$5,854	$2,900	50
Real Estate (2)	1,274	1,424	(150)	(11)	4,181	2,723	1,458	54

	$5,261	$4,663	$598	13	$12,935	$8,577	$4,358	51

NOTES TO CHART A
(1)	Building Performance Expert (“BPE”) Segment revenues increased by approximately $748,000, or 23%, for the second quarter of fiscal 2008, compared to the same period in fiscal 2007, primarily due to:
(a)	an increase in revenues of approximately $456,000, in infrastructure upgrades and energy savings projects;

(b)	an increase of approximately $97,000, in energy management services; and

(c)	an increase of approximately $98,000, in building productivity services.
BPE Segment revenues increased by approximately $2,900,000, or 50%, for the first six months of fiscal 2008, compared to the same period in fiscal 2007, primarily due to:
(a)	an increase in revenues of approximately $2,262,000, in infrastructure upgrades and energy savings projects;

(b)	an increase of approximately $417,000, in energy management services; and

(c)	an increase of approximately $116,000, in building productivity services.
(2)	Real Estate Segment revenues decreased by approximately $150,000, or 11%, for the second quarter of fiscal 2008, compared to the same period in fiscal 2007, primarily due to:
(a)	a decrease in leaseback income of approximately $151,000 as a result of the sale of the Company’s leaseback shopping center located in Jacksonville, Florida, which was sold in July 2007, and the sale of the Company’s leaseback shopping center located in Richfield, Minnesota, which was sold in March 2007; and

(b)	a decrease in leaseback income of approximately $66,000 as a result of the sale of the Company’s owned shopping center located in Orange Park, Florida, which was sold in July 2007 (see Note 5 to the consolidated financial statements);
partially offset by:
(c)	an increase in rental revenues of approximately $106,000 from the Company’s owned office building located in Newnan, Georgia, which was acquired in March 2007.
Real Estate Segment revenues increased by approximately $1,458,000, or 54%, for the first six months of fiscal 2008, compared to the same period of fiscal 2007, primarily due to:
(a)	one-time revenues of approximately $1,553,000 related to the sale of the Company’s leaseback shopping center located in Jacksonville, Florida, in July 2007; and

(b)	an increase in rental revenues of approximately $308,000 from the Company’s shopping center located in Smyrna, Tennessee, which was acquired in July 2006, and from the Company’s office building located in Newnan, Georgia, which was acquired in March 2007;
partially offset by:

(c)	a decrease in leaseback income of approximately $227,000 as a result of the sale of the Company’s leaseback shopping center located in Jacksonville, Florida, which was sold in July 2007, and the sale of the Company’s leaseback shopping center located in Richfield, Minnesota, which was sold in March 2007; and

(d)	a decrease in leaseback income of approximately $132,000 as a result of the sale of the Company’s owned shopping center located in Orange Park, Florida, which was sold in July 2007 (see Note 5 to the consolidated financial statements).
The following table indicates the backlog of contracts and rental income for the next twelve months, by operating segment.

			Increase
	October 31,		(Decrease)
	2007	2006	Amount	Percent
BPE (1)	$6,892,000	$6,038,000	$854,000	14
Real Estate (2)	4,585,000	5,526,000	(941,000)	(17)
Less: Intersegment eliminations (3)	(574,000)	(556,000)	(18,000)	3

Total Backlog	$10,903,000	$11,008,000	$(105,000)	(1)

(1)	BPE backlog increased by approximately $854,000, or 14%, primarily due to:
(a)	an increase of approximately $1,457,000 in energy management services; and

(b)	an increase of approximately $332,000 in building productivity services;
partially offset by:
(c)	a decrease of approximately $954,000 in infrastructure upgrade and energy savings projects.
The Company estimates that the BPE backlog at October 31, 2007, will be recognized prior to October 31, 2008, with the exception of approximately $867,000 in energy management services from contracts that extend longer than one year.

Backlog includes some contracts that can be cancelled with less than one year’s notice, and assumes cancellation provisions will not be invoked. The amount for such cancelled contracts included in the prior year’s Backlog was approximately $281,000, or 2.6%.

(2)	The decrease in Real Estate backlog of approximately $941,000, or 17%, was primarily due to:
(a)	the inclusion in the fiscal 2007 backlog of rental revenues of approximately $604,000 related to the Company’s former leaseback shopping centers located in Jacksonville, Florida, and Richfield, Minnesota, which properties were both subsequently sold;

(b)	the inclusion in fiscal 2007 backlog of rental revenues of approximately $264,000 related to the Company’s former leaseback interest in the shopping center located in Orange Park, Florida, which were not reclassified to discontinued operations upon the sale of the shopping center (see Note 5 to the consolidated financial statements); and

(c)	lower rental revenues of approximately $608,000 related to the pending expiration in January 2008 of a third-party lease at the Company’s headquarters building in Atlanta, Georgia;

partially offset by:
(d)	higher rental revenues of approximately $375,000 related to the Company’s office building located in Newnan, Georgia, which was acquired in March 2007; and

(e)	higher rental revenues of approximately $142,000 related to successful leasing activities at other properties.
(3)	Represents rental income at the Company’s headquarters building to be paid to the Real Estate Segment over the next twelve months by the Parent Company and the BPE Segment.
COSTS AND EXPENSES APPLICABLE TO REVENUES
From Continuing Operations
As a percentage of total segment revenues from continuing operations (see Chart A), the total applicable costs and expenses (see Chart B) were 68% and 67% for the second quarters of fiscal 2008 and 2007, respectively, and 60% and 67% for the first six months of fiscal 2008 and 2007, respectively. In reviewing Chart B, the reader should recognize that the volume of revenues generally will affect the amounts and percentages presented.
The figures in Chart B are net of intersegment eliminations.
CHART B
COSTS AND EXPENSES APPLICABLE TO REVENUES
FROM CONTINUING OPERATIONS BY SEGMENT
(Dollars in Thousands)

			Percent of Segment				Percent of Segment
			Revenues for the				Revenues for the
	Second Quarter Ended		Second Quarter Ended		Six Months Ended		Six Months Ended
	October 31,		October 31,		October 31,		October 31,
	2007	2006	2007	2006	2007	2006	2007	2006

BPE (1)	$2,760	$2,113	69	65	$5,946	$3,829	68	65
Real Estate (2)	825	1,020	65	72	1,795	1,922	43	71

	$3,585	$3,133	68	67	$7,741	$5,751	60	67

NOTES TO CHART B
1)	On a dollar basis, BPE costs and expenses increased by approximately $647,000, or 31%, for the second quarter of fiscal 2008, and approximately $2,117,000, or 55%, for the first six months of fiscal 2008, compared to the same periods of fiscal 2007, primarily as a result of the corresponding increase in revenues.

BPE costs and expenses as a percentage of revenues increased by approximately 4% and 3% for the second quarter and first six months of fiscal 2008, respectively, compared to the same periods of fiscal 2007, primarily due to changes in the mix of services and products.

2)	On a dollar basis, Real Estate costs and expenses decreased by approximately $195,000, or 19%, for the second quarter of fiscal 2008, compared to the same period of fiscal 2007, primarily due to the absence of lease costs of approximately $201,000 as a result of the sale of the Company’s leaseback shopping center located in Jacksonville, Florida, which was sold in July 2007, the sale of the Company’s leaseback shopping center located in Richfield, Minnesota, which was sold in March 2007, and the sale of the Company’s owned shopping center located in Orange Park, Florida, which was sold in July 2007.
On a dollar basis, Real Estate costs and expenses decreased by approximately $127,000, or 7%, for the first six months of fiscal 2008, compared to the same period of fiscal 2007, primarily due to:
(a)	the absence of lease costs of approximately $358,000 as a result of the sale of the Company’s leaseback shopping center located in Jacksonville, Florida, which was sold in July 2007, the sale of the Company’s leaseback shopping center located in Richfield, Minnesota, which was sold in March 2007, and the sale of the Company’s owned shopping center located in Orange Park, Florida, which was sold in July 2007;
partially offset by:
(b)	costs of approximately $95,000 from the sale of the Company’s leaseback shopping center located in Jacksonville, Florida; and

(c)	an increase in rental operating costs of approximately $140,000 from the Company’s owned office building located in Newnan, Georgia, which was acquired in March 2007, and from its owned shopping center located in Smyrna, Tennessee, which was acquired in July 2006.
As a percentage of revenues, Real Estate costs and expenses were lower for the second quarter of fiscal 2008, compared to fiscal 2007, primarily due to the one-time revenues of approximately $1,553,000 in the current year that resulted from the sale of the Company’s leaseback shopping center located in Jacksonville, Florida, in July 2007; the costs of the sale were approximately $95,000.
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
From Continuing Operations
For the second quarters of fiscal 2008 and 2007, total selling, general and administrative expenses (“SG&A”) from continuing operations, net of intersegment eliminations, were $1,866,852 and $2,334,026, respectively. As a percentage of consolidated revenues from continuing operations, these expenses were 35% and 50%, respectively. For the first six months of fiscal 2008 and 2007, total SG&A expenses from continuing operations, net of intersegment eliminations, were $4,662,509 and $4,467,623, respectively. As a percentage of consolidated revenues from continuing operations, these expenses were 36% and 52%, respectively. In reviewing Chart C, the reader should recognize that the volume of revenues generally will affect the amounts and percentages presented. The percentages in Chart C are based upon expenses as they relate to segment revenues from continuing operations (Chart A), except that Parent and total expenses relate to consolidated revenues from continuing operations.

CHART C
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
FROM CONTINUING OPERATIONS BY SEGMENT
(Dollars in Thousands)

			Percent of Segment				Percent of Segment
			Revenues for				Revenues for
	Second Quarter Ended		Second Quarter Ended		Six Months Ended		Six Months Ended
	October 31,		October 31,		October 31,		October 31,
	2007	2006	2007	2006	2007	2006	2007	2006

BPE (1)	$1,336	$1,066	34	33	$2,660	$2,221	30	38
Real Estate (2)	190	240	15	17	385	447	9	16
Parent (3)	341	1,028	6	22	1,618	1,800	13	21

	$1,867	$2,334	35	50	$4,663	$4,468	36	52

NOTES TO CHART C
(1)	BPE SG&A expenses as a percentage of revenues decreased by 8% for the first six months of fiscal 2008, compared to the same period of fiscal 2007, primarily because the increase in revenues did not cause a proportional increase in SG&A expenses.

On a dollar basis, BPE SG&A expenses for the second quarter of fiscal 2008 increased by approximately $270,000, or 25%, compared to the same period of fiscal 2007, primarily due to higher sales and marketing expenses.

On a dollar basis, BPE SG&A expenses for the first six months of fiscal 2008 increased by approximately $439,000, or 20%, compared to the same period of fiscal 2007, primarily due to higher sales and marketing expenses.

(2)	On a dollar basis, Real Estate SG&A expenses in the second quarter of fiscal 2008 decreased by approximately $50,000, or 21%, compared to the same period of fiscal 2007, primarily due to:
(a)	a decrease in legal and professional fees of approximately $30,000 related to transaction activity; and

(b)	a decrease in personnel costs of approximately $23,000.
On a dollar basis, Real Estate SG&A expenses in the first six months of fiscal 2008 decreased by $62,000, or 14%, compared to the same period of fiscal 2007, primarily due to:
(a)	a decrease in legal and professional fees of approximately $31,000 related to transaction activity; and

(b)	a decrease of approximately $16,000 related to real estate held for sale or future development.
(3)	On a dollar basis and as a percentage of revenues, Parent SG&A expenses decreased by approximately $687,000, or 67%, in the second quarter of fiscal 2008, compared to the same period of fiscal 2007, primarily due to:
(a)	a decrease in incentive compensation accruals of approximately $593,000, pursuant to the Company’s cash incentive compensation plan; and

(b)	a decrease in consulting fees of approximately $109,000.
On a dollar basis and as a percentage of revenues, Parent SG&A expenses decreased approximately $182,000, or 10%, in the first six months of fiscal 2008, compared to the same period of fiscal 2007, primarily due to a decrease in consulting fees of approximately $176,000.
Gain on sale of asset
On August 29, 2006, the Company sold its former manufacturing and warehouse facility located in downtown Atlanta, Georgia, for a sale price of $2,050,000, resulting in a pre-tax gain on the sale of approximately $1,545,000. After selling expenses, the sale generated cash proceeds of approximately $1,867,000. This sale is recorded in continuing operations on the accompanying consolidated statements of operations as gain on sale of real estate, net of the costs of sale.
Liquidity and capital resources
Between April 30, 2007, and October 31, 2007, working capital decreased by approximately $634,000.
Operating activities provided cash of approximately $417,000, primarily due to:
(a)	earnings from continuing operations, net of all non-cash items, of approximately $932,000.

(b)	a decrease in other current assets of approximately $584,000, primarily related to the payment of the cash surrender value of a life insurance policy of a former executive officer of the Company in fiscal 2007;

(c)	an increase in other liabilities of approximately $312,000, primarily related to notes payable to the minority interest owners of the leasehold interest in the land and the owned shopping center building located in Columbus, Georgia, which were sold in the first quarter of fiscal 2008; and

(d)	a net increase in BPE trade accounts payable, accrued expenses, and billings in excess of costs and earnings of approximately $86,000, due to the timing and submission of payments;
partially offset by:
(e)	a net increase in BPE Segment accounts receivable and costs and earnings in excess of billings of approximately $1,497,000, primarily due to the higher level of revenues, the timing of billings and the receipt of payments.
Investing activities used cash of approximately $7,344,000, primarily due to:
(a)	the deposit with a qualified intermediary of cash proceeds of approximately $6,463,000 from the sales described in Note 9 to the consolidated financial statements in order to qualify the sales for potential federal income tax deferral under internal Revenue Code Section 1031;

(b)	additions to income-producing properties of approximately $635,000, primarily related to tenant and building improvements;

(c)	additions to intangible assets of approximately $119,000, primarily related to the development of BPE’s proprietary building productivity software solutions; and

(d)	additions to property and equipment of approximately $54,000, primarily related to the purchase of computer equipment.

Financing activities provided cash of approximately $1,043,000, primarily due to:
(a)	net proceeds of approximately $700,000 from the permanent mortgage loan of $3,200,000 on the Company’s office building located in Newnan, Georgia, which replaced the interim loan of $2,500,000; and

(b)	net proceeds of approximately $871,000 from the new mortgage loan of approximately $6,650,000 on the Company’s owned office park located in Marietta, Georgia, which replaced the original mortgage loan of approximately $5,779,000. The new mortgage was paid off in full on December 13, 2007, in conjunction with the sale of the Company’s owned office park (See Note 12 –Subsequent Events);
offset by:
(c)	scheduled principal payments on mortgage notes and other long-term mortgages of approximately $150,000;

(d)	costs of approximately $123,000 related to the refinancing of long term mortgages in the Real Estate Segment; and

(e)	payments of regular quarterly cash dividends to shareholders of approximately $254,000.
Discontinued operations provided cash of approximately $4,552,000 from the sale of the Company’s leasehold interest in the land and its owned shopping center building located in Columbus, Georgia, and its owned shopping center located in Orange Park, Florida.
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
Revenue Recognition
Revenues derived from implementation, training, support and base service license fees from customers accessing the Company’s proprietary building productivity software solutions on an application service provider (ASP) basis follow the provisions of Securities and Exchange Commission Staff Accounting Bulletin (“SAB”) 104, “Revenue Recognition” and Emerging Issues Task Force, or EITF, Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” For these sources of revenues, the Company recognizes revenue when all of the following conditions are met: there is persuasive evidence of an arrangement; service has been provided to the customer; the collection of fees is probable; and the amount of fees to be paid by the customer is fixed and determinable. The Company’s license arrangements do not include general rights of return. Revenues are recognized ratably over the contract terms beginning on the commencement date of each contract. Amounts that have been invoiced are recorded in accounts receivable and in revenue or deferred revenue, depending on the timing of when the revenue recognition criteria have been met. Additionally, the Company defers such direct costs and amortizes them over the same time period as the revenue is recognized.
Energy management and consulting services are accounted for separately and are recognized as the services are rendered in accordance with SAB 104. Hardware products are recognized when sold.
Energy savings and infrastructure upgrade project revenues are reported on the percentage-of-completion method, using costs incurred to date in relation to the estimated total costs of the contracts to measure the stage of completion. Original contract prices are adjusted for change orders in the amounts that are reasonably estimated based on the Company’s historical experience. The cumulative effects of changes in estimated total contract costs and revenues (change orders) are recorded in the period in which the facts requiring such revisions become known, and are accounted for using the percentage-of-completion method. At the time it is determined that a contract is expected to result in a loss, the entire estimated loss is recorded.
The Company leases space in its income-producing properties to tenants and recognizes minimum base rentals as revenue on a straight-line basis over the lease term. The lease term usually begins when the tenant takes possession of, or controls the physical use of, the leased asset. Generally, this occurs on the lease commencement date. In determining what constitutes the leased asset, the Company evaluates whether the Company or the tenant is the owner of the improvements. If the Company is the owner of the improvements, then the leased asset is the finished space. In such instances, revenue recognition begins when the tenant takes possession of the finished space, typically when the improvements are substantially complete. If the Company determines that the improvements belong to the tenant, then the leased asset is the unimproved space, and any improvement allowances funded by the Company under the lease are treated as lease incentives that reduce the revenue recognized over the term of the lease. In these circumstances, the Company begins revenue recognition when the tenant takes possession of the unimproved space. The Company considers a number of different factors in order to determine whether the Company or the tenant owns the improvements. These factors include: (1) whether the lease stipulates the terms and conditions of how an improvement allowance may be spent; (2) whether the tenant or the Company retains legal title to the improvements; (3) the uniqueness of the improvements; (4) the expected economic life of the improvements relative to the length of the lease; and (5) who constructs or directs the construction of the improvements. The determination of who owns the improvements is subject to significant judgment. In making the determination, the Company considers all of the above factors; however, no one factor is determinative in reaching a conclusion. Certain leases may also require tenants to pay additional rental amounts as partial reimbursements for their share of property operating and common area expenses, real estate taxes, and insurance, which are recognized when earned. In addition, certain leases require retail tenants to pay incremental rental amounts, which are contingent upon their store sales. These percentage rents are recognized only if and when earned and are not recognized on a straight-line basis.
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
Income-Producing Properties and Property and Equipment
Income-producing properties are stated at historical cost and are depreciated for financial reporting purposes using the straight-line method over the estimated useful lives of the assets. Significant additions that extend asset lives are capitalized and are depreciated over their respective estimated useful lives. Normal maintenance and repair costs are expensed as incurred. Interest and other carrying costs related to real estate assets under active development are capitalized. Other costs of development and construction of real estate assets are also capitalized. Capitalization of interest and other carrying costs is discontinued when a project is substantially completed or if active development ceases. The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.
Property and equipment are recorded at historical cost and are depreciated for financial reporting purposes using the straight-line method over the estimated useful lives of the respective assets.
Valuation of Goodwill and Other Intangible Assets
Goodwill and intangible assets with indefinite lives are reviewed for impairment on an annual basis or whenever events or changes in circumstances indicate that the carrying basis of an asset may not be recoverable. The recoverability of assets to be held and used is measured by a comparison of the carrying basis of the asset to the future net discounted cash flows expected to be generated by the asset. If an asset is determined to be impaired, the impairment to be recognized is determined by the amount by which the carrying amount of the asset exceeds the asset’s estimated fair value. Assets to be disposed of are reported at the lower of their carrying basis or their estimated fair value less the estimated costs to sell.
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
Discontinued Operations
The Company adopted SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, effective in fiscal 2003, which requires, among other things, that the gains and losses from the disposition of certain income-producing real estate assets and associated liabilities, operating results, and cash flows be reflected as discontinued operations in the financial statements for all periods presented. Although net earnings are not affected, the Company has reclassified results that were previously included in continuing operations as discontinued operations for qualifying dispositions under SFAS 144.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in the Company’s market risk since April 30, 2007. Refer to the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2007, for detailed disclosures about quantitative and qualitative disclosures about market risk.
ITEM 4. CONTROLS AND PROCEDURES
Management has evaluated the Company’s disclosure controls and procedures as defined by Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report. This evaluation was carried out with the participation of the Company’s Chief Executive Officer and Chief Financial Officer. No system of controls, no matter how well designed and operated, can provide absolute assurance that the objectives of the system of controls are met, and no evaluation of controls can provide absolute assurance that the system of controls has operated effectively in all cases. The Company’s disclosure controls and procedures, however, are designed to provide a reasonable assurance that the objectives of the disclosure controls and procedures are met.
Based on management’s evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective, as of the end of the period covered by this report, to provide reasonable assurance that the objectives of the disclosure controls and procedures were met.
There was no change in the Company’s internal control over financial reporting that occurred during the period covered by this quarterly report on Form 10-Q that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1A. RISK FACTORS
In addition to the other information set forth in this report, the reader should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2007, which could materially affect the business, financial condition or future operating results of the Company. Additional risks and uncertainties not currently known to the Company, or that the Company currently deems to be immaterial, also could materially affect the Company’s business, financial condition, and/or operating results.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
At the Company’s Annual Meeting of Shareholders, held on August 29, 2007, the shareholders voted upon and approved the nominees for the Board of Directors. The voting was as follows:

DIRECTORS	VOTES FOR	VOTES WITHHELD
Alan R. Abrams	2,246,932	55,120
J. Andrew Abrams	2,245,646	56,406
Samuel E. Allen	2,246,486	55,566
Gilbert L. Danielson	2,246,386	55,666
Robert T. McWhinney, Jr.	2,247,772	54,280
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

SERVIDYNE, INC. (Registrant)
Date: December 17, 2007	/s/ Alan R. Abrams
Alan R. Abrams
Chief Executive Officer

Date: December 17, 2007	/s/ Rick A. Paternostro
Rick A. Paternostro
Chief Financial Officer