Form 10-Q
period 2008-01-31
SERVIDYNE, INC.
filed 2008-03-17
CIK 1923

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
QUARTERLY REPORT

Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934
For the quarter ended January 31, 2008
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
Yes ☑          No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐          No ☑
The number of shares of $1.00 par value Common Stock of the Registrant outstanding as of February 29, 2008, was 3,539,970.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
SERVIDYNE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	(UNAUDITED)
	January 31, 2008	April 30, 2007
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$5,553,516	$5,662,894
Available-for-sale security (Note 3)	2,900,000	—
Receivables (Note 4)	3,528,054	2,226,874
Less: Allowance for doubtful accounts	(115,525)	(14,713)
Costs and earnings in excess of billings	1,001,621	265,540
Assets of discontinued operations (Notes 5 and 9)	—	252,311
Deferred income taxes	656,537	443,030
Other	1,090,985	1,374,163

Total current assets	14,615,188	10,210,099

RESTRICTED CASH (Note 9)	3,436,200	—
INCOME-PRODUCING PROPERTIES, net	21,828,541	21,626,985
ASSETS OF DISCONTINUED OPERATIONS (Notes 5 and 9)	—	10,903,560
PROPERTY AND EQUIPMENT, net	853,240	832,888
OTHER ASSETS:
Real estate held for future development or sale	1,124,850	1,124,850
Intangible assets, net (Note 8)	3,352,075	3,720,596
Goodwill (Note 8)	5,458,717	5,458,717
Other	2,811,538	3,515,726

Total assets	$53,480,349	$57,393,421

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Trade accounts payable	$810,926	$605,857
Accrued expenses	2,357,253	2,372,445
Liabilities of discontinued operations (Notes 5 and 9)	—	388,620
Billings in excess of costs and earnings	106,195	219,305
Current maturities of mortgage notes and long-term debt payable	617,560	899,790

Total current liabilities	3,891,934	4,486,017

DEFERRED INCOME TAXES	5,473,681	4,233,498
OTHER LIABILITIES	1,284,615	2,074,954
LIABILITIES OF DISCONTINUED OPERATIONS (Notes 5 and 9)	—	6,052,018
MORTGAGE NOTES PAYABLE, less current maturities (Note 10)	18,695,114	17,911,723
OTHER LONG-TERM DEBT, less current maturities	1,112,500	1,175,000

Total liabilities	30,457,844	35,933,210

COMMITMENTS AND CONTINGENCIES (Note 11)

SHAREHOLDERS’ EQUITY:
Common stock, $1 par value; 5,000,000 shares authorized;
3,708,836 issued and 3,540,470 outstanding at January 31, 2008,
3,695,336 issued and 3,527,070 outstanding at April 30, 2007	3,708,836	3,695,336
Additional paid-in capital	5,010,299	4,875,160
Retained earnings	15,098,863	13,684,779
Treasury stock (common shares)
168,366 at January 31, 2008, and 168,266 at April 30, 2007	(795,493)	(795,064)

Total shareholders’ equity	23,022,505	21,460,211

Total liabilities and shareholders’ equity	$53,480,349	$57,393,421

See accompanying notes to consolidated financial statements.

SERVIDYNE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	THIRD QUARTER ENDED		FIRST NINE MONTHS ENDED
	JANUARY 31,		JANUARY 31,
	2008	2007	2008	2007
REVENUES:
Building Performance Expert (“BPE”)	$3,220,444	$3,769,967	$11,973,959	$9,624,034
Real Estate	883,333	1,067,120	4,309,786	3,014,798

	4,103,777	4,837,087	16,283,745	12,638,832

Interest	83,289	76,125	195,046	236,945
Other	21,830	8,214	102,705	93,584

	4,208,896	4,921,426	16,581,496	12,969,361

COSTS AND EXPENSES:
BPE	2,158,725	2,636,382	8,104,705	6,465,766
Real Estate, excluding interest	515,624	658,565	1,671,702	1,911,572

	2,674,349	3,294,947	9,776,407	8,377,338

Selling, general and administrative
BPE	1,268,214	1,224,249	3,928,421	3,445,270
Real Estate	213,896	188,822	598,678	635,387
Parent	837,703	1,113,491	2,455,223	2,913,528

	2,319,813	2,526,562	6,982,322	6,994,185

Interest costs incurred	345,516	297,979	1,032,875	820,582

	5,339,678	6,119,488	17,791,604	16,192,105

GAIN ON SALE OF REAL ESTATE, net of costs of sale of $0, $0, $0, and $504,563, respectively	—	—	—	1,545,437
LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(1,130,782)	(1,198,062)	(1,210,108)	(1,677,307)
INCOME TAX BENEFIT	(423,501)	(455,263)	(505,719)	(637,375)

LOSS FROM CONTINUING OPERATIONS	(707,281)	(742,799)	(704,389)	(1,039,932)

DISCONTINUED OPERATIONS:
(Loss) earnings from discontinued operations, adjusted for applicable income tax (benefit) expense of $(1,832), $23,017, $11,219 and $85,648, respectively	(2,988)	37,553	18,305	139,741
Gain on sale of income producing real estate, adjusted for applicable income tax expense of $792,218, $1,169,254, $1,521,172 and $1,169,254, respectively	1,292,567	1,907,730	2,481,914	1,907,730

EARNINGS FROM DISCONTINUED OPERATIONS	1,289,579	1,945,283	2,500,219	2,047,471

NET EARNINGS	$582,298	$1,202,484	$1,795,830	$1,007,539

NET EARNINGS (LOSS) PER SHARE — BASIC AND DILUTED
From continuing operations	$(0.20)	$(0.21)	$(0.20)	$(0.29)
From discontinued operations	.36	0.55	0.71	0.58

NET EARNINGS PER SHARE — BASIC AND DILUTED	$0.16	$0.34	$0.51	$0.29

DIVIDENDS PER SHARE	$0.036	$0.036	$0.108	$0.108

WEIGHTED AVERAGE SHARES OUTSTANDING — BASIC AND DILUTED	3,537,377	3,530,290	3,531,988	3,527,170

See accompanying notes to consolidated financial statements.

SERVIDYNE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(UNAUDITED)

			Additional	Deferred
	Common Stock		Paid-In	Stock	Retained	Treasury
	Shares	Amount	Capital	Compensation	Earnings	Stock	Total

BALANCES at April 30, 2005	3,357,601	$3,357,601	$3,067,982	$(14,162)	$15,186,932	$(684,942)	$20,913,411

Net earnings	—	—	—	—	525,766	—	525,766
Common stock issued	1,800	1,800	6,660	(8,460)	—	—	—
Stock compensation expense	—	—	—	18,202	—	(1,871)	16,331
Stock option exercise	732	732	2,196	—	—	—	2,928
Cash dividends declared — $.144 per share (adjusted for subsequent stock dividend)	—	—	—	—	(511,688)	—	(511,688)
Stock dividend declared - 10% at market value on date declared	335,203	335,203	1,726,295	—	(1,973,934)	(87,564)	—

BALANCES at April 30, 2006	3,695,336	3,695,336	4,803,133	(4,420)	13,227,076	(774,377)	20,946,748

Net earnings	—	—	—	—	966,626	—	966,626
Common stock acquired	—	—	—	—	—	(19,747)	(19,747)
Stock compensation expense	—	—	72,027	4,420	—	(940)	75,507
Cash dividends declared — $.144 per share	—	—	—	—	(508,923)	—	(508,923)

BALANCES at April 30, 2007	3,695,336	3,695,336	4,875,160	—	13,684,779	(795,064)	21,460,211

Net earnings	—	—	—	—	1,795,830	—	1,795,830
Common stock issued	2,500	2,500	(2,500)	—	—	—	—
Stock compensation expense	—	—	97,639	—	—	(429)	97,210
Stock option exercise	11,000	11,000	40,000	—	—	—	51,000
Cash dividends declared — $.108 per share	—	—	—	—	(381,746)	—	(381,746)

BALANCES at January 31, 2008	3,708,836	$3,708,836	$5,010,299	$—	$15,098,863	$(795,493)	$23,022,505

See accompanying notes to consolidated financial statements.

SERVIDYNE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	FIRST NINE MONTHS ENDED
	JANUARY 31,
	2008	2007
CONTINUING OPERATIONS:
Cash flows from operating activities:
Net earnings	$1,795,830	$1,007,539
Adjustments to reconcile net earnings to net cash used in operating activities:
Income from discontinued operations, net of tax	(2,500,219)	(2,047,471)
Loss (gain) on sale of real estate	89,179	(1,545,437)
Loss on disposal of assets	14,330	—
Depreciation and amortization	1,099,788	929,972
Deferred tax benefit	(505,719)	(637,375)
Provision for doubtful accounts, net	100,812	45,650
Stock compensation expense	97,210	44,786
Gain on cash surrender value	(45,453)	(68,626)
Straight-line rent	24,640	(42,584)
Changes in assets and liabilities:
Receivables	(1,301,180)	641,026
Costs and earnings in excess of billings	(736,081)	(1,704,899)
Note receivables	—	674,034
Other current assets	283,178	(349,409)
Other assets	—	6,706
Trade accounts payable	205,069	612,949
Accrued expenses	(15,192)	(126,774)
Billings in excess of costs and earnings	(113,110)	(143,598)
Other liabilities	175,537	(34,512)

Net cash used in operating activities	(1,331,381)	(2,738,023)

Cash flows from investing activities:
Purchase of available-for-sale security	(2,900,000)	—
Release of restricted cash held in escrow	—	418,594
Deposit of cash proceeds from sale of real estate held in escrow	(3,436,200)	(3,706,357)
Proceeds from sale of real estate	—	1,867,052
Additions to income-producing properties, net	(644,898)	—
Additions to property and equipment, net	(164,426)	(171,054)
Additions to intangible assets, net	(212,513)	(658,066)
Additions to real estate held for sale or future development	—	(28,546)
Acquisition, net of cash released from escrow	—	(1,870,447)

Net cash used in investing activities	(7,358,037)	(4,148,824)

Cash flows from financing activities:
Mortgage proceeds	3,200,000	6,700,000
Mortgage repayments	(2,500,000)	(2,600,000)
Debt repayments	(479,714)	(418,144)
Repurchase of common stock	—	(19,747)
Deferred loan costs paid	(57,346)	(113,696)
Exercise of stock options	51,000	—
Cash dividends	(381,746)	(381,764)

Net cash (used in) provided by financing activities	(167,806)	3,166,649

DISCONTINUED OPERATIONS:
Operating activities	319,230	545,971
Investing activities	14,616,120	2,818,373
Financing activities	(6,187,504)	(2,256,460)

Net cash provided by discontinued operations	8,747,846	1,107,884

Net decrease in cash and cash equivalents	(109,378)	(2,612,314)
Cash and cash equivalents at beginning of period	5,662,894	7,329,805

Cash and cash equivalents at end of period	$5,553,516	$4,717,491

See accompanying notes to consolidated financial statements.

SERVIDYNE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2008, AND APRIL 30, 2007
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
NOTE 2. UNAUDITED STATEMENTS
The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to such rules and regulations, although management believes that the accompanying disclosures are adequate to make the information presented not misleading. In the opinion of management, the accompanying financial statements contain all adjustments, consisting of normal recurring accruals that are necessary for a fair statement of the results for the interim periods presented. These financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended April 30, 2007. Results of operations for interim periods are not necessarily indicative of annual results.
NOTE 3. SIGNIFICANT ACCOUNTING POLICIES
Stock-based compensation
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
For the third quarter and the first nine months ended January 31, 2008, the Company’s net earnings includes $35,749 and $97,210, respectively, of total equity-based compensation expense, and $13,585 and $36,940, respectively, of related income tax benefits. All of these expenses were included in selling, general and administrative expenses in the condensed consolidated statements of operations.
For the third quarter and first nine months ended January 31, 2007, the Company’s net earnings includes $22,150 and $44,786, respectively, of total equity-based compensation expense, and $8,417 and $17,019, respectively, of related income tax benefits. All of these expenses were included in selling, general and administrative expenses in the condensed consolidated statements of operations.
Stock Options
A summary of stock options activity for the first nine months ended January 31, 2008, is as follows:

		Weighted
	Options to	Average
	Purchase	Exercise
	Shares	Price
Outstanding at April 30, 2007	567,181	$4.66
Granted	—	—
Exercised	(11,000)	4.64
Forfeited / Expired	(40,670)	4.65

Outstanding at January 31, 2008	515,511	$4.66

Vested at January 31, 2008	515,511	$4.66

As of January 31, 2008, 100% of the 515,511 stock options were “in the money” and exercisable.
A summary of information about all stock options outstanding as of January 31, 2008, is as follows:

	Number of	Weighted Average
	Outstanding and	Remaining Contractual
Exercise Price	Exercisable Options	Life (Years)
$4.64	450,838	4.89
$4.82	63,800	7.15
$5.45	873	6.38
Stock Appreciation Rights (SARs)
A summary of SARs activity for the first nine months ended January 31, 2008, is as follows:

		Weighted
	SARs to	Average
	Purchase	Exercise
	Shares	Price
Outstanding at April 30, 2007	430,000	$4.06
Granted	62,000	5.80
Exercised	—	—
Forfeited	(70,000)	4.06

Outstanding at January 31, 2008	422,000	$4.32

Vested at January 31, 2008	—	$—

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
The SARs granted in the first nine months of fiscal 2008 had the following weighted average assumptions and fair value:

Expected life (years)	5
Dividend yield	3.04%
Expected stock price volatility	37.58%
Risk free interest rate	4.42%
Fair value per SAR granted	$1.13
The Company’s net earnings for the third quarter and the first nine months ended January 31, 2008, includes $32,397 and $89,053, respectively, of equity-based compensation expenses, and income tax benefits of $12,311 and $33,840, respectively, related to the vesting of SARs. All of these expenses were included in selling, general and administrative expenses in the condensed consolidated statements of operations for all periods.
The Company’s net earnings for the third quarter and the first nine months ended January 31, 2007, includes $21,149 and $42,316, respectively, of equity-based compensation expenses related to the vesting of SARs. Related income tax benefits were $8,037 and $16,080 for the third quarter and the first nine months ended January 31, 2007, respectively. All of these expenses were included in selling, general and administrative expenses in the condensed consolidated statements of operations for all periods.
Shares of Restricted Stock
Periodically, the Company has awarded shares of restricted stock to employees, directors and selected outside consultants. These awards are recorded at the fair market value on the date of grant and typically vest over a period of one year. As of January 31, 2008, there was a total of $2,696 of unrecognized compensation expenses related to awards of shares of restricted stock, which expenses will be recognized as the shares vest over the ensuing year.
For the third quarter and the first nine months ended January 31, 2008, equity-based compensation expenses related to the vesting of shares of restricted stock were $3,352 and $8,157, respectively, and the related income tax benefits were $1,274 and $3,100, respectively.
For the third quarter and the first nine months ended January 31, 2007, equity-based compensation expenses related to the vesting of shares of restricted stock were $1,001 and $2,470, respectively, and the related income tax benefits were $380 and $939, respectively.

The following table summarizes restricted stock activity for the first nine months ended January 31, 2008:

		Weighted Average
	Number of	Grant Date
	Shares of	Fair Value
	Restricted Stock	per Share
Non-vested restricted stock at April 30, 2007	—	$—
Granted	2,500	4.48
Vested	—	—
Forfeited	(100)	4.29

Non-vested restricted stock at January 31, 2008	2,400	$4.48

Available-for-sale security
On January 30, 2008, the Company purchased an investment in other debt securities for $2.9 million. In accordance with SFAS 115, Accounting for Certain Investments in Debt and Equity Securities, the Company has classified the investment as an available-for-sale security on the accompanying condensed consolidated balance sheet as of January 31, 2008. The Company did not recognize any gain or loss on the investment as the fair value of this investment was equal to the carrying amount as of January 31, 2008. Subsequently, the Company sold the security and converted the proceeds to cash and cash equivalents.
NOTE 4. RECEIVABLES
All net receivables are expected to be collected within one year.
NOTE 5. DISCONTINUED OPERATIONS
Sales of Income-Producing Properties
The Company is in the business of creating long-term value by periodically realizing gains through the sale of existing real estate assets, and then redeploying its capital by reinvesting the proceeds from such sales. Effective as of fiscal 2003, the Company adopted SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which requires, among other things, that the operating results of certain income-producing assets, sold subsequent to April 30, 2002, be included in discontinued operations in the statements of operations for all periods presented. The Company classifies an asset as held for sale when the asset is under a binding sales contract with minimal contingencies, and the buyer is materially at risk if the buyer fails to complete the transaction. However, each potential transaction is evaluated based on its separate facts and circumstances. Pursuant to this standard, as of January 31, 2008, the Company had no income-producing properties that were classified as held for sale.
On December 13, 2007, the Company sold its owned office park located in Marietta, Georgia, and recognized a pre-tax gain on the sale of approximately $2.085 million. On July 31, 2007, the Company sold its leasehold interest in the land and its owned shopping center building located in Columbus, Georgia, and its owned shopping center located in Orange Park, Florida, and recognized a pre-tax gain on the sales of approximately $1.9 million. On November 1, 2006, the Company sold its leasehold interest in the land and its owned shopping center located in Morton, Illinois, and recognized a pre-tax gain on the sale of approximately $3.48 million. In accordance with SFAS 144, the Company’s historical financial statements have been prepared with the results of operations and cash flows of these sold properties shown as discontinued operations, with the exception of the revenues, backlog, costs and expenses, and cash flows associated with the shopping center located in Orange Park, Florida, for the period between May 1, 2006, and February 12, 2007, which have not been restated as discontinued operations and are still included in continuing operations; the Company acquired the fee interest in the shopping center on February 12, 2007, and as a result, the property was re-classified as an Owned Shopping Center rather than a Leaseback Shopping Center. The reader should keep this in mind when analyzing the annual results of operations, backlog and cash flows of the Real Estate Segment. All historical statements have been restated in accordance with SFAS 144. Summarized financial information for discontinued operations for the third quarter and the first nine-month periods ended January 31, 2008, and January 31, 2007, respectively, is as follows:

	Third Quarter Ended		First Nine Months Ended
	January 31,		January 31,
	2008	2007	2008	2007
REAL ESTATE SEGMENT
Rental revenues	$195,980	$502,500	$1,172,304	$1,742,477

Rental property operating expenses, including depreciation	150,549	322,088	855,233	1,065,552
Interest expense and mortgage prepayment fees	50,251	119,842	287,547	451,536

Operating (loss) earnings from discontinued operations before income taxes	(4,820)	60,570	29,524	225,389

Income tax (benefit) expense	(1,832)	23,017	11,219	85,648

Operating (loss) earnings from discontinued operations, net of tax	(2,988)	37,553	18,305	139,741

Gain on sales of income-producing real estate	2,084,785	3,076,984	4,003,086	3,076,984
Income tax expense	792,218	1,169,254	1,521,172	1,169,254

Gain on sales of income-producing real estate, net of tax	1,292,567	1,907,730	2,481,914	1,907,730

Earnings from discontinued operations, net of tax	$1,289,579	$1,945,283	$2,500,219	$2,047,471

	Balances at
	January 31, 2008	April 30, 2007
Assets of Discontinued Operations
Accounts receivable	$—	$2,939
Other current assets	—	249,372
Income-producing properties	—	10,334,044
Property and equipment	—	5,998
Intangible assets	—	219,822
Other assets	—	343,696

	$—	$11,155,871

Liabilities of Discontinued Operations
Trade and subcontractors payable	$—	$29,451
Accrued expenses	—	223,682
Current maturities of mortgage notes and long-term debt payable	—	135,487
Mortgage notes payable	—	6,052,018

	$—	$6,440,638

NOTE 6. OPERATING SEGMENTS
The table below shows selected financial data on a segment basis. Net earnings is defined as total revenues less operating expenses, including depreciation, interest and income taxes. In this presentation, management fee expenses charged to the segments by the Parent Company are not included in the segments’ results.

For the Third Quarter Ended		Real Estate
January 31, 2008	BPE	(1)	Parent	Eliminations	Consolidated

Revenues from unaffiliated customers	$3,220,444	$883,333	$—	$—	$4,103,777
Interest and other income	—	369,953	8,564	(273,398)	105,119
Intersegment revenues	—	149,268	—	(149,268)	—

Total revenues from continuing operations	$3,220,444	$1,402,554	$8,564	$(422,666)	$4,208,896

Net earnings (loss)	$(289,882)	$1,480,150	$(601,944)	$(6,026)	$582,298

For the Third Quarter Ended		Real Estate
January 31, 2007	BPE	(1)	Parent	Eliminations	Consolidated

Revenues from unaffiliated customers	$3,769,967	$1,067,120	$—	$—	$4,837,087
Interest and other income	(1,022)	295,888	26,622	(237,149)	84,339
Intersegment revenues	—	127,119	—	(127,119)	—

Total revenues from continuing operations	$3,768,945	$1,490,127	$26,622	$(364,268)	$4,921,426

Net earnings (loss)	$(227,509)	$2,209,558	$(783,061)	$3,496	$1,202,484

For the First Nine Months		Real Estate
Ended January 31, 2008	BPE	(1)	Parent	Eliminations	Consolidated

Revenues from unaffiliated customers	$11,973,959	$4,309,786	$—	$—	$16,283,745
Interest and other income	55,094	1,062,776	36,612	(856,731)	297,751
Intersegment revenues	—	444,373	—	(444,373)	—

Total revenues from continuing operations	$12,029,053	$5,816,935	$36,612	$(1,301,104)	$16,581,496

Net earnings (loss)	$(489,428)	$4,020,655	$(1,717,322)	$(18,075)	$1,795,830

For the First Nine Months		Real Estate
Ended January 31, 2007	BPE	(1)	Parent	Eliminations	Consolidated

Revenues from unaffiliated customers	$9,624,034	$5,064,798	$—	$—	$14,688,832
Interest and other income	53,827	927,723	79,139	(730,160)	330,529
Intersegment revenues	—	377,858	—	(377,858)	—

Total revenues from continuing operations	$9,677,861	$6,370,379	$79,139	$(1,108,018)	$15,019,361

Net earnings (loss)	$(646,419)	$3,739,946	$(2,096,478)	$10,490	$1,007,539

(1)	The Company is in the business of creating long-term value by periodically realizing gains through the sale of income-producing properties and the sale of real estate held for future development or sale, and therefore, in this presentation the Real Estate Segment’s net earnings includes earnings from discontinued operations, pursuant to SFAS 144, that resulted from the gain on the sales of certain income-producing properties, and earnings included in continuing operations that resulted from the gain on sale of other real estate assets.
The following is a reconciliation of the segment revenues shown in the table above to consolidated revenues shown on the statements of operations for the third quarter and the first nine-month periods ended January 31, 2008, and January 31, 2007, respectively:

	Third Quarter Ended		First Nine Months Ended
	January 31,		January 31,
	2008	2007	2008	2007
Consolidated segment revenues	$4,208,896	$4,921,426	$16,581,496	$15,019,361
Revenues from sales of real estate held for sale	—	—	—	(2,050,000)

Total consolidated revenues	$4,208,896	$4,921,426	$16,581,496	$12,969,361

NOTE 7. EARNINGS (LOSS) PER SHARE
Basic earnings (loss) per share is computed by dividing net earnings (loss) by the weighted average shares outstanding during the reporting period. Diluted earnings (loss) per share is computed giving effect to dilutive stock equivalents resulting from outstanding stock options, stock warrants and stock appreciation rights. Because the Company had a loss from continuing operations for all periods presented, all stock equivalents were antidilutive during these periods, and therefore, are excluded when determining the diluted weighted average number of shares outstanding. If the Company had earnings from continuing operations in the periods presented, the dilutive effect on the number of common shares for the third quarter of fiscal 2008 and fiscal 2007 would have been 276,252 and 9,438 shares, respectively, and for the first nine months of fiscal 2008 and fiscal 2007, the dilutive effect on the number of common shares would have been 232,591 and 837 shares, respectively.

NOTE 8. GOODWILL AND OTHER INTANGIBLE ASSETS
The gross carrying amounts and accumulated amortization for all of the Company’s intangible assets as of January 31, 2008, and as of April 30, 2007, are as follows:

	January 31, 2008
	Gross Carrying	Accumulated
	Amount	Amortization
Intangible assets, subject to amortization:

Proprietary BPE software solutions	$3,350,259	$1,651,482
Acquired computer software	462,555	448,673
Real estate lease costs	818,797	180,906
Customer relationships	218,000	178,033
Deferred loan costs	331,488	87,949
Other	28,660	19,348

	$5,209,759	$2,566,391

Intangible assets and goodwill, not subject to amortization:
Trademark	$708,707	$—

Goodwill	$5,458,717	$—

	April 30, 2007
	Gross Carrying	Accumulated
	Amount	Amortization
Intangible assets, subject to amortization:

Proprietary BPE software solutions	$3,186,699	$1,271,190
Acquired computer software	453,525	431,551
Real estate lease costs	1,356,974	585,259
Customer relationships	218,000	145,393
Deferred loan costs	400,062	181,439
Other	28,660	17,199

	$5,643,920	$2,632,031

Intangible assets and goodwill, not subject to amortization:

Trademark	$708,707	$—

Goodwill	$5,458,717	$—

Aggregate amortization expenses for all amortized intangible assets
For the third quarter ended January 31, 2008	$186,364
For the nine months ended January 31, 2008	560,838
For the third quarter ended January 31, 2007	199,358
For the nine months ended January 31, 2007	489,609

The Company performed the annual impairment analysis of goodwill and indefinite-lived intangible assets for the Building Performance Expert Segment during the quarter as required by SFAS 142. As part of the impairment test, the Company used an income approach under a discounted cash flow model to determine its measure of fair value. Additionally, the Company performed a sensitivity analysis assuming the discount rate was higher and the growth rate was lower than the assumptions used in the initial analysis. The annual analysis resulted in a determination of no impairment for fiscal 2008. As of January 31, 2008, the Company does not believe that any of its goodwill or other intangible assets is impaired.
NOTE 9. DISPOSITIONS
On July 31, 2007, the Company sold: its leasehold interest in a shopping center located in Jacksonville, Florida; its leasehold interest in the land and its owned shopping center building located in Columbus, Georgia; and its owned shopping center located in Orange Park, Florida; for a total combined sales price of $6.797 million, resulting in a pre-tax gain on the sales of approximately $3.776 million. After selling expenses, these sales generated net cash proceeds of approximately $6.4 million. In addition, the Company purchased its minority partners’ interests in the Columbus, Georgia, shopping center by utilizing two notes payable totaling approximately $400,000. In December 2007, the Company paid off one of the notes of approximately $160,000 and the other note is recorded on the accompanying condensed consolidated balance sheet as current maturities of mortgage notes and long-term debt payable. In accordance with SFAS 144, the sale of the Company’s leasehold interest in the shopping center located in Jacksonville, Florida, is included in rental income on the accompanying consolidated statements of operations. The sale of the Company’s leasehold interest in the land and its owned shopping center building located in Columbus, Georgia, and the sale of the Company’s owned shopping center located in Orange Park, Florida, are recorded in discontinued operations in the accompanying consolidated statements of operations. The Company’s federal tax liability is approximately $1.5 million related to the sales, which will be offset with the Company’s net operating loss carry-forwards for tax purposes.
On December 13, 2007, the Company sold its owned office park located in Marietta, Georgia, for a sales price of $10.3 million, resulting in a pre-tax gain on the sale of approximately $2.085 million. After selling expenses and repayment of the mortgage loan (see Note 10 — Mortgage Notes Payable) and associated costs, the sale generated cash proceeds of approximately $3.4 million. The Company may use the net proceeds from this sale to acquire an income-producing property, which would qualify the sale and proposed acquisition under Internal Revenue Code Section 1031 for federal income tax deferral, and has placed the proceeds with a qualified third party intermediary in connection therewith. There can be no assurance, however, that the Company will be able to successfully complete such acquisition, in which event the proceeds would be released from the intermediary to the Company, and the Company’s federal tax liability would be approximately $1.8 million of which the majority would be offset by the Company’s net operating loss carry-forwards for tax purposes.
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
On August 1, 2007, the Company refinanced its former owned office park located in Marietta, Georgia, with a new mortgage in the amount of $6.65 million. The new mortgage bore interest at the London Interbank Offered Rate (LIBOR) +1.75%, with monthly principal and interest payments required, and was scheduled to be amortized using a 20-year amortization schedule until it matured on July 1, 2010. However, this mortgage was paid off in full on December 13, 2007, in conjunction with the sale of the office park. See Note 9 — Dispositions.
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
NOTE 12. SUBSEQUENT EVENT
On February 1, 2008, the Company entered into a contract to sell approximately 1.826 acres of the Company’s land located in Oakwood, Georgia. The contract specifies a closing date in fiscal 2008. The sale is subject to customary conditions, and there can be no assurance that the contract will close.

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
Pursuant to SFAS 144, the figures shown in the following charts for all periods presented do not include Real Estate Segment revenues, costs and expenses, and selling, general and administrative expenses generated by certain formerly owned income-producing properties that have been sold, as such amounts have been reclassified to discontinued operations. See “Critical Accounting Policies — Discontinued Operations” later in this discussion and analysis section and Note 5 to the consolidated financial statements.
Results of operations of the third quarter and the first nine months of fiscal 2008, compared to the third quarter and the first nine months of fiscal 2007.
REVENUES From Continuing Operations
For the third quarter of fiscal 2008, consolidated revenues from continuing operations, net of intersegment eliminations, were $4,103,777, compared to $4,837,087 for the third quarter of fiscal 2007, a decrease of approximately 15%. For the first nine months of fiscal 2008, consolidated revenues from continuing operations were $16,283,745, compared to $12,638,832 for the first nine months of fiscal 2007, an increase of approximately 29%.
CHART A
REVENUES FROM CONTINUING OPERATIONS SUMMARY BY SEGMENT
(Dollars in Thousands)

	Third Quarter Ended				Nine Months Ended
	January 31,		Amount	Percent	January 31,		Amount	Percent
	2008	2007	Decrease	Decrease	2008	2007	Increase	Increase
BPE (1)	$3,220	$3,770	$(550)	(15)	$11,974	$9,624	$2,350	24
Real Estate (2)	883	1,067	(184)	(17)	4,310	3,015	1,295	43

	$4,103	$4,837	$(734)	(15)	$16,284	$12,639	$3,645	29

NOTES TO CHART A
(1)	Building Performance Expert (“BPE”) Segment revenues decreased by approximately $550,000, or 15%, for the third quarter of fiscal 2008, compared to the same period in fiscal 2007, primarily due to:

(a)	a net decrease in revenues of approximately $847,000, in infrastructure upgrades and energy savings projects revenues, largely as a result of unexpected delays in scheduled project revenues from retail customers partially offset by an increase in projects revenues from industrial and hospitality customers;

this net decrease is partially offset by:

(b)	an increase of approximately $142,000 in energy management services revenues; and

(c)	an increase of approximately $155,000 in building productivity products and services revenues.
BPE Segment revenues increased by approximately $2,350,000, or 24%, for the first nine months of fiscal 2008, compared to the same period in fiscal 2007, primarily due to:
(a)	an increase in revenues of approximately $1,416,000, in infrastructure upgrades and energy savings projects revenues;

(b)	an increase of approximately $561,000, in energy management services revenues; and

(c)	an increase of approximately $373,000 in building productivity products and services revenues.
(2)	Real Estate Segment revenues decreased by approximately $184,000, or 17%, for the third quarter of fiscal 2008, compared to the same period in fiscal 2007, primarily due to:
(a)	a decrease in leaseback income of approximately $151,000 as a result of the sale of the Company’s leaseback shopping center located in Jacksonville, Florida, which was sold in July 2007, and the sale of the Company’s leaseback shopping center located in Richfield, Minnesota, which was sold in March 2007; and

(b)	a decrease in leaseback income of approximately $66,000 as a result of the sale of the Company’s owned shopping center located in Orange Park, Florida, which was sold in July 2007 (see Note 5 to the consolidated financial statements);

partially offset by:

(c)	an increase in rental revenues of approximately $104,000 from the Company’s owned office building located in Newnan, Georgia, which was acquired in March 2007.
Real Estate Segment revenues increased by approximately $1,295,000, or 43%, for the first nine months of fiscal 2008, compared to the same period of fiscal 2007, primarily due to:
(a)	one-time revenues of approximately $1,553,000 related to the sale of the Company’s leaseback shopping center located in Jacksonville, Florida, in July 2007; and

(b)	an increase in rental revenues of approximately $412,000 from the Company’s owned shopping center located in Smyrna, Tennessee, which was acquired in July 2006, and from the Company’s owned office building located in Newnan, Georgia, which was acquired in March 2007;

partially offset by:

(c)	a decrease in leaseback income of approximately $378,000 as a result of the sale of the Company’s leaseback shopping center located in Jacksonville, Florida, which was sold in July 2007, and the sale of the Company’s leaseback shopping center located in Richfield, Minnesota, which was sold in March 2007; and

(d)	a decrease in leaseback income of approximately $198,000 as a result of the sale of the Company’s owned shopping center located in Orange Park, Florida, which was sold in July 2007 (see Note 5 to the consolidated financial statements).

The following table indicates the backlog of contracts and rental income for the next twelve months, by operating segment.

			Increase
	January 31,		(Decrease)
	2008	2007	Amount	Percent
BPE (1)	$6,328,000	$5,866,000	$462,000	8
Real Estate (2)	3,044,000	4,203,000	(1,159,000)	(28)
Less: Intersegment eliminations (3)	(578,000)	(560,000)	(18,000)	3

Total Backlog	$8,794,000	$9,509,000	$(715,000)	(8)

(1)	BPE backlog increased by approximately $462,000 or 8%, primarily due to:
(a)	an increase of approximately $784,000 in energy management services; and

(b)	an increase of approximately $263,000 in building productivity products and services;

partially offset by:

(c)	a decrease of approximately $585,000 in infrastructure upgrade and energy savings projects that is primarily related to customer delays.
The Company estimates that the BPE backlog at January 31, 2008, will be recognized prior to January 31, 2009, with the exception of approximately $839,000 primarily from energy management services from contracts that extend longer than one year.

Backlog includes some contracts that can be cancelled with less than one year’s notice, and assumes cancellation provisions will not be invoked. The amount of such cancelled contracts included in the prior year’s Backlog was approximately $261,000, or 2.2%.

(2)	The decrease in Real Estate backlog of approximately $1,159,000, or 28%, was primarily due to:
(a)	the inclusion in the fiscal 2007 backlog of rental revenues of approximately $603,000 related to the Company’s former leaseback shopping centers located in Jacksonville, Florida, and Richfield, Minnesota, as both properties were both subsequently sold;

(b)	the inclusion in fiscal 2007 backlog of rental revenues of approximately $264,000 related to the Company’s former leaseback interest in the shopping center located in Orange Park, Florida, which revenues were not reclassified to discontinued operations upon the sale of the shopping center (see Note 5 to the consolidated financial statements); and

(c)	lower rental revenues of approximately $730,000 related to the expiration in January 2008 of a third-party lease at the Company’s headquarters building in Atlanta, Georgia;

partially offset by:

(d)	higher rental revenues of approximately $380,000 related to the Company’s office building located in Newnan, Georgia, which was acquired in March 2007; and

(e)	higher rental revenues of approximately $58,000 related to successful leasing activities at other properties.
(3)	Represents rental income at the Company’s headquarters building to be paid to the Real Estate Segment over the next twelve months by the Parent Company and the BPE Segment.

COSTS AND EXPENSES APPLICABLE TO REVENUES
From Continuing Operations
As a percentage of total segment revenues from continuing operations (see Chart A), the total applicable costs and expenses (see Chart B) were 65% and 68% for the third quarters of fiscal 2008 and 2007, respectively, and 60% and 66% for the first nine months of fiscal 2008 and 2007, respectively. In reviewing Chart B, the reader should recognize that the volume of revenues generally will affect the amounts and percentages presented.
The figures in Chart B are net of intersegment eliminations.
CHART B
COSTS AND EXPENSES APPLICABLE TO REVENUES
FROM CONTINUING OPERATIONS BY SEGMENT
(Dollars in Thousands)

			Percent of Segment				Percent of Segment
			Revenues for the				Revenues for the
	Third Quarter Ended		Third Quarter Ended		Nine Months Ended		Nine Months Ended
	January 31,		January 31,		January 31,		January 31,
	2008	2007	2008	2007	2008	2007	2008	2007
BPE (1)	$2,159	$2,636	67	70	$8,105	$6,466	68	67
Real Estate (2)	516	659	58	62	1,672	1,912	39	63

	$2,675	$3,295	65	68	$9,777	$8,378	60	66

NOTES TO CHART B
1)	On a dollar basis, BPE costs and expenses decreased by approximately $477,000, or 18%, for the third quarter of fiscal 2008, and increased by approximately $1,639,000, or 25%, for the first nine months of fiscal 2008, compared to the same periods of fiscal 2007, primarily as the result of the corresponding decrease and increase in revenues, respectively (see Chart A), and from changes in the mix of services and products.

BPE costs and expenses as a percentage of revenues decreased by approximately 3% for the third quarter of fiscal 2008, compared to the same period of fiscal 2007, primarily due to changes in the mix of services and products.

2)	On a dollar basis, Real Estate costs and expenses decreased by approximately $143,000, or 22%, for the third quarter of fiscal 2008, compared to the same period of fiscal 2007, primarily due to:
a)	the absence of lease costs of approximately $200,000 as a result of the sale of the Company’s leaseback shopping center located in Jacksonville, Florida, which was sold in July 2007; the sale of the Company’s leaseback shopping center located in Richfield, Minnesota, which was sold in March 2007; and the sale of the Company’s owned shopping center located in Orange Park, Florida, which was sold in July 2007;
partially offset by:
b)	an increase in rental operating costs of approximately $49,000 from the Company’s owned office building located in Newnan, Georgia, which was acquired in March 2007.
On a dollar basis, Real Estate costs and expenses decreased by approximately $240,000, or 13%, for the first nine months of fiscal 2008, compared to the same period of fiscal 2007, primarily due to:

(a)	the absence of lease costs of approximately $543,000 as a result of the sale of the Company’s leaseback shopping center located in Jacksonville, Florida, which was sold in July 2007; the sale of the Company’s leaseback shopping center located in Richfield, Minnesota, which was sold in March 2007; and the sale of the Company’s owned shopping center located in Orange Park, Florida, which was sold in July 2007;
partially offset by:
(b)	an increase in rental operating costs of approximately $192,000 from the Company’s owned office building located in Newnan, Georgia, which was acquired in March 2007, and from its owned shopping center located in Smyrna, Tennessee, which was acquired in July 2006; and

(c)	one-time costs of approximately $94,000 from the sale of the Company’s leaseback shopping center located in Jacksonville, Florida, in July 2007.
As a percentage of revenues, Real Estate costs and expenses were lower for the first nine months of fiscal 2008, compared to fiscal 2007, primarily due to one-time revenues of approximately $1,553,000 in the current year that resulted from the sale of the Company’s leaseback shopping center located in Jacksonville, Florida, in July 2007; the costs of the sale were approximately $94,000.
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
From Continuing Operations
For the third quarters of fiscal 2008 and 2007, total selling, general and administrative expenses (“SG&A”) from continuing operations, net of intersegment eliminations, were $2,319,813 and $2,526,562, respectively. As a percentage of consolidated revenues from continuing operations, these expenses were 57% and 52%, respectively. For the first nine months of fiscal 2008 and 2007, total SG&A expenses from continuing operations, net of intersegment eliminations, were $6,982,322 and $6,994,185, respectively. As a percentage of consolidated revenues from continuing operations, these expenses were 43% and 55%, respectively. In reviewing Chart C, the reader should recognize that the volume of revenues generally will affect the amounts and percentages presented. The percentages in Chart C are based upon expenses as they relate to segment revenues from continuing operations (Chart A), except that Parent and total expenses relate to consolidated revenues from continuing operations.
CHART C
SELLING, GENERAL AND ADMINSTRATIVE EXPENSES
FROM CONTINUING OPERATIONS BY SEGMENT
(Dollars in Thousands)

			Percent of Segment				Percent of Segment
			Revenues for				Revenues for
	Third Quarter Ended		Third Quarter Ended		Nine Months Ended		Nine Months Ended
	January 31,		January 31,		January 31,		January 31,
	2008	2007	2008	2007	2008	2007	2008	2007
BPE (1)	$1,268	$1,224	39	32	$3,928	$3,445	33	36
Real Estate (2)	214	189	24	18	599	635	14	21
Parent (3)	838	1,113	20	23	2,455	2,914	15	23

	$2,320	$2,526	57	52	$6,982	$6,994	43	55

NOTES TO CHART C
(1)	BPE SG&A expenses as a percentage of revenues for the third quarter of fiscal 2008, compared to the same period of fiscal 2007, were affected by the lower volume of revenues presented in Chart A primarily the result of unexpected customer delays.

BPE SG&A expenses as a percentage of revenues decreased by 3% for the first nine months of fiscal 2008, compared to the same period of fiscal 2007, primarily because the increase in revenues did not cause a proportional increase in SG&A expenses.

On a dollar basis, BPE SG&A expenses for the first nine months of fiscal 2008 increased by approximately $483,000, or 14%, compared to the same period of fiscal 2007, primarily due to higher sales and marketing expenses.

(2)	On a dollar basis, Real Estate SG&A expenses in the third quarter of fiscal 2008 increased by approximately $25,000, or 13%, compared to the same period of fiscal 2007, primarily due to an increase in costs related to the potential sale of a portion of the Company’s land located in Oakwood, Georgia.

On a dollar basis, Real Estate SG&A expenses in the first nine months of fiscal 2008 decreased by $36,000, or 6%, compared to the same period of fiscal 2007, primarily for legal and other professional fees related to transaction activity.

(3)	On a dollar basis and as a percentage of revenues, Parent SG&A expenses decreased by approximately $275,000, or 25%, in the third quarter of fiscal 2008, compared to the same period of fiscal 2007, primarily due to:
(a)	a decrease in incentive compensation accruals of approximately $219,000, pursuant to the Company’s cash incentive compensation plan; and

(b)	a decrease in consulting fees of approximately $83,000.
On a dollar basis and as a percentage of revenues, Parent SG&A expenses decreased by approximately $459,000, or 16%, in the first nine months of fiscal 2008, compared to the same period of fiscal 2007, primarily due to:
(a)	a decrease in incentive compensation accruals of approximately $239,000, pursuant to the Company’s cash incentive compensation plan; and

(b)	a decrease in consulting fees of approximately $259,000.
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

Liquidity and capital resources
Between April 30, 2007, and January 31, 2008, working capital increased by approximately $4,999,000.
Operating activities used cash of approximately $1,331,000, primarily due to:
(a)	a net increase in BPE Segment accounts receivable and costs and earnings in excess of billings of approximately $2,037,000, primarily due to the higher level of revenues, the timing of billings, and the receipt of payments;

partially offset by:

(b)	a decrease in other current assets of approximately $283,000, primarily related to the payment of the cash surrender value of a life insurance policy of a former executive officer of the Company; and

(c)	a net increase in BPE trade accounts payable, accrued expenses, other liabilities and billings in excess of costs and earnings of approximately $252,000, due to the timing and submission of payments.
Investing activities used cash of approximately $7,358,000, primarily due to:
(a)	the deposit with a qualified intermediary of cash proceeds of approximately $3,436,000 from the sale described in Note 9 to the consolidated financial statements in order to qualify the sale for potential federal income tax deferral under Internal Revenue Code Section 1031;

(b)	the purchase of an available-for-sale security of approximately $2,900,000, which was subsequently sold and converted to cash and cash equivalents;

(c)	additions to income-producing properties of approximately $645,000, primarily related to tenant and building improvements;

(d)	additions to intangible assets of approximately $213,000, primarily related to development of enhancements to BPE’s proprietary building productivity software solutions; and

(e)	additions to property and equipment of approximately $164,000.
Financing activities used cash of approximately $168,000, primarily due to:
(a)	scheduled principal payments on mortgage notes and other long-term mortgages of approximately $480,000;

(b)	costs of approximately $57,000 related to the refinancing of long-term mortgages in the Real Estate Segment; and

(c)	payments of regular quarterly cash dividends to shareholders of approximately $382,000;

offset by:

(d)	net proceeds of approximately $700,000 from the permanent mortgage loan of $3,200,000 on the Company’s office building located in Newnan, Georgia, which replaced the interim loan of $2,500,000; and

(e)	proceeds of $51,000 from the exercise of stock options.

Discontinued operations provided cash of approximately $8,748,000, primarily from the sales of the Company’s leasehold interest in the land and its owned shopping center building located in Columbus, Georgia; the sale of the Company’s owned shopping center located in Orange Park, Florida; and the sale of the Company’s owned office park located in Marietta, Georgia (see Note 9 — Dispositions).
In March 2008, the Company’s Board of Directors authorized the repurchase of up to 50,000 shares of the Company’s Common Stock in the twelve-month period beginning March 8, 2008, and ending on March 7, 2009. Any such purchases, if made, could be made in the open market at prevailing prices or in privately negotiated transactions. The Company has not repurchased any shares in the period from May 1, 2007, and January 31, 2008.
The Company anticipates that its existing cash balances, equity, potential proceeds from sales of real estate, potential cash flows provided by financing or refinancing of debt obligations, potential cash flows from the exercise of stock options, and cash flows generated from operations will, for the foreseeable future, provide adequate liquidity and financial flexibility to meet the Company’s needs to fund working capital, capital expenditures, debt service, and investment activities.
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
Energy management and consulting services are accounted for separately and are recognized as the services are rendered in accordance with SAB 104. Productivity products are recognized when sold.
Energy savings and infrastructure upgrade projects revenues are reported on the percentage-of-completion method, using costs incurred to date in relation to the estimated total costs of the contracts to measure the stage of completion. Original contract prices are adjusted for change orders in the amounts that are reasonably estimated based on the Company’s historical experience. The cumulative effects of changes in estimated total contract costs and revenues (change orders) are recorded in the period in which the facts requiring such revisions become known, and are accounted for using the percentage-of-completion method. At the time it is determined that a contract is expected to result in a loss, the entire estimated loss is recorded.
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
Valuation of Goodwill and Other Intangible Assets
Goodwill and intangible assets with indefinite lives are reviewed for impairment on an annual basis or whenever events or changes in circumstances indicate that the carrying basis of an asset may not be recoverable. The recoverability of assets to be held and used is measured by a comparison of the carrying basis of the asset to the future net discounted cash flows expected to be generated by the asset. If an asset is determined to be impaired, the impairment to be recognized is determined by the amount by which the carrying amount of the asset exceeds the asset’s estimated fair value. Assets to be disposed of are reported at the lower of their carrying basis or their estimated fair value less the estimated costs to sell. The most significant assumptions in the impairment analysis are estimated future revenue growth, estimated future profit margins and discount rate. The Company estimates future revenue growth by utilizing several factors, which include revenue currently in backlog, commitments from long standing customers, targeted revenue from qualified prospects, and revenues expected to be generated from new sales or marketing initiatives. The discount rate is determined by an average cost of the Company’s equity and debt. The Company performed the annual impairment analysis of goodwill and indefinite-lived intangible assets for the Building Performance Expert Segment during the quarter as required by SFAS 142. As part of the impairment test, the Company used an income approach under a discounted cash flow model to determine its measure of fair value. Additionally, the Company performed a sensitivity analysis assuming the discount rate was higher and the growth rate was lower than the assumptions used in the initial analysis. The annual analysis resulted in a determination of no impairment for fiscal 2008. As of January 31, 2008, the Company does not believe that any of its goodwill or other intangible assets is impaired.
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
ITEM 5. OTHER INFORMATION
On December 13, 2007, the Company sold its owned office park located in Marietta, Georgia, for a sales price of $10.3 million, resulting in a pre-tax gain on the sale of approximately $2.085 million. After selling expenses and repayment of the mortgage loan (see Note 10 — Mortgage Notes Payable) and associated costs, the sale generated cash proceeds of approximately $3.4 million (See Notes 5 and 9 to the condensed consolidated financial statements). The Company currently intends to use the net proceeds from this sale to acquire an additional income-producing property, which would qualify the sale and proposed acquisition under Internal Revenue Code Section 1031 for federal income tax deferral, and has placed the proceeds with a qualified third party intermediary in connection therewith. There can be no assurance, however, that the Company will be able to successfully complete such acquisition, in which event the net proceeds would be released from the intermediary to the Company, and the Company’s federal tax liability from the gain on sale would be approximately $1.8 million of which approximately $1.6 million would be offset by the Company’s net operating loss carry-forwards for tax purposes.
The purchaser of the Company’s owned office park is unaffiliated with the Company, and the transaction was negotiated at arms-length. In negotiating the sales price, the Company considered, among other factors: the office park’s historical and anticipated cash flows; the tenant in the office park and their respective remaining lease terms; the condition and location of the office park; and current overall market conditions for the real estate industry.
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

SERVIDYNE, INC. (Registrant)
Date: March 17, 2008	/s/ Alan R. Abrams
Alan R. Abrams
Chief Executive Officer

Date: March 17, 2008	/s/ Rick A. Paternostro
Rick A. Paternostro
Chief Financial Officer