Form 10-K
period 2008-06-30
SERVIDYNE, INC.
filed 2008-07-30
CIK 1923

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
ANNUAL REPORT
Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934
For the fiscal year ended April 30, 2008
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
YES ☑ NO ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐ NO ☑
The aggregate market value of Common Stock held by nonaffiliates of the registrant as of October 31, 2007, was $10,672,893. See Part III for a definition of nonaffiliates. The number of shares of Common Stock of the registrant outstanding as of April 30, 2008, was 3,539,870.
DOCUMENTS INCORPORATED BY REFERENCE
The information called for by Part III (Items 10, 11, 12, 13, and 14) is incorporated herein by reference to the registrant’s definitive proxy statement for the 2008 Annual Meeting of Shareholders which is to be filed pursuant to Regulation 14A.

Part I
ITEM 1. BUSINESS
Servidyne, Inc. (i) provides comprehensive energy efficiency solutions, sustainability programs, and other building performance-enhancing products and services to companies that own and operate buildings; and (ii) engages in commercial real estate investment and development.
The term “Company” refers to Servidyne, Inc. and its subsidiaries and predecessors, unless the context indicates otherwise, and the term “Parent” or “Parent Company” refers solely to Servidyne, Inc.
The Company was organized under Delaware law in 1960 to succeed to the business of A. R. Abrams, Inc., which was founded in 1925 by Alfred R. Abrams as a sole proprietorship. In 1984, the Company changed its state of incorporation from Delaware to Georgia. In fiscal 2007, the Company changed its name from Abrams Industries, Inc. to Servidyne, Inc.
The Company operates through two segments: Building Performance Efficiency (BPE) and Real Estate.
Further information on the businesses of the Company’s operating segments is discussed below. Financial information for the segments is set forth in Note 14 to the consolidated financial statements of the Company.
In June 2008, Atlantic Lighting & Supply Co., LLC, (“ALS, LLC”) a newly formed and wholly-owned subsidiary of the Company, acquired the business and assets of Atlantic Lighting & Supply Co., Inc. ALS, LLC, is a distributor of cutting-edge energy efficient lighting products, and is now part of the BPE Segment.
BUILDING PERFORMANCE EFFICIENCY (“BPE”) SEGMENT
The BPE Segment provides comprehensive energy efficiency solutions, sustainability programs, and other building performance-enhancing products and services to companies that own and operate buildings. The BPE offerings are strategic programs and services that enable customers to optimize the short-term and long-term financial performance of their building portfolios, while reducing greenhouse gas emissions and improving the comfort and satisfaction of their buildings’ occupants. The Company conducts such operations under the names Servidyne Systems, LLC, The Wheatstone Energy Group, LLC, and Atlantic Lighting & Supply Co., LLC. The BPE Segment’s offerings include the following:
•	The BPE Energy Solution is designed to help building owners and operators substantially reduce energy consumption and cut utility and operating costs. Major elements include: energy modeling; energy audits; building retro- commissioning; LEED® and ENERGY STAR® certifications; comprehensive preventive maintenance of energy- consuming equipment; turn-key design and implementation of energy-saving lighting systems; and retrofits of mechanical and electrical systems.

•	The BPE Environmental Sustainability Solution is designed to help building owners and operators identify and transform wasteful and inefficient buildings into cost-effective and environmentally sustainable facilities. Major elements include: energy and sustainability audits; benchmarking and utility monitoring; retro-commissioning of existing systems; efficiency improvements to energy conversion and water consuming building assets; and other efficiency improvements that extend the lives of building infrastructures and equipment.

•	The BPE Occupant Satisfaction Solution is designed to help building owners and operators measurably improve the comfort level and satisfaction of their tenants, guests and employees. Major elements include: proprietary Web/ wireless systems to manage guest and tenant service requests; identification of low-cost and no-cost operating efficiency improvements; technical staff training; more consistent control of building temperature and humidity conditions; and improved reliability of building systems and controls.
The BPE Segment focuses its marketing and sales activities on owners and operators of corporate, commercial office, hospitality, gaming, retail, light industrial, distribution, healthcare, government, education and institutional buildings and facilities; and energy service companies (ESCOs). The primary geographic focus for the business is the United States, although the Company does business internationally as well. Contracts and services are primarily obtained through negotiations with customers, but may also be obtained through competitive bids on larger energy savings and infrastructure upgrade projects.
REAL ESTATE SEGMENT
The Real Estate Segment has engaged in real estate activities since 1960. These activities primarily involve the acquisition, development, redevelopment, leasing, asset management, ownership, and sale of shopping centers, office buildings and land in the Southeast and Midwest. The Company uses third-party property managers and leasing agents for all of its retail and office properties. The Company conducts its real estate operations through its real estate subsidiaries, Abrams Properties, Inc., AFC Real Estate, Inc., and their respective affiliates.
The Company currently owns two shopping centers that it acquired. These shopping centers are held as long-term investments and may be marketed for sale at a future time that the Company determines to be appropriate. See “ITEM 2. PROPERTIES—Owned Shopping Centers.” In July 2007, the Company sold its shopping centers located in Columbus, Georgia, and Orange Park, Florida, at a gain. The Company is a lessee and sublessor of one retail center that was developed and sold by the Company, leased back to the Company, and then subleased to Kmart Corporation. See “ITEM 2. PROPERTIES—Leaseback Shopping Center.” In July 2007, the Company sold its leasehold interest in another such retail center located in Jacksonville, Florida, at a gain. In addition, the Company owns two office properties. See “ITEM 2. PROPERTIES—Office Buildings.” The Company also owns two tracts of undeveloped commercially zoned land. See “ITEM 2. PROPERTIES—Real Estate Held for Future Development, Lease, or Sale.” In March 2008, the Company gave a deed in lieu of condemnation for a portion of its undeveloped land (approximately 1.8 acres) located in Oakwood, Georgia, which resulted in a gain. For income tax purposes, this transaction is considered an involuntary conversion under Section 1033 of the Internal Revenue Code, which allows for tax deferral on the gain if the Company acquires a qualified replacement property by April 30, 2011. The Company currently intends to use the net proceeds from this transaction to acquire an additional income-producing property. There can be no assurance, however, that the Company will be able to successfully complete such acquisition.
EMPLOYEES AND EMPLOYEE RELATIONS
At April 30, 2008, the Company employed 78 salaried employees and 5 hourly employees. The Company believes that its relations with its employees are good.
SEASONAL NATURE OF BUSINESS
The businesses of the BPE and Real Estate segments generally are not seasonal. However, certain retail customers of the BPE Segment may choose to delay the implementation of energy savings and infrastructure projects during the peak winter holiday shopping season.
COMPETITION
The markets in which the Company operates are highly competitive. The BPE Segment’s competition is widespread and ranges from multi-national firms to local and regional companies. The Real Estate Segment also operates in a competitive environment, with numerous parties competing for available properties, tenants, capital and investors.
BACKLOG
The following table indicates the backlog of contracts and rental income under lease agreements, by segment:

			Increase
	April 30,		(Decrease)
	2008	2007	Amount	Percent

BPE(1)	$7,171,000	$9,368,000	$(2,197,000)	(23)
Real Estate(2)	3,071,000	3,866,000	(795,000)	(21)
Less: Intersegment Eliminations(3)	(581,000)	(564,000)	(17,000)	3

Total Backlog	$9,661,000	$12,670,000	$(3,009,000)	(24)

(1)	The decrease in BPE backlog of approximately $2,197,000 or 23%, was primarily due to:
(a)	a decrease of approximately $2,038,000 in infrastructure upgrade and energy savings projects that primarily related to customer delays; and

(b)	a decrease of approximately $583,000 in energy management services;

offset by:

(c)	an increase of approximately $424,000 in building productivity products and services.
The Company estimates that the BPE backlog at April 30, 2008, will be fully recognized as revenue prior to April 30, 2009, with the exception of approximately $674,000 or 9.4%, primarily because certain energy management services contract terms extend longer than one year.

Backlog amounts include some contracts that can be cancelled with less than one year’s notice, and assumes cancellation provisions will not be invoked. The amount of such cancelled contracts included in the prior year’s backlog was approximately $208,000 or 2%.
(2)	The decrease in Real Estate backlog of approximately $795,000 or 21%, was primarily due to:
(a)	the inclusion in the fiscal 2007 backlog of rental revenues of approximately $304,000 generated by the Company’s former leaseback shopping center located in Jacksonville, Florida, as this property was subsequently sold; and

(b)	the inclusion in fiscal 2007 backlog of rental revenues of approximately $547,000 related to the expiration in January 2008 of a third party lease at the Company’s headquarters building in Atlanta, Georgia;

offset by:

(c)	higher rental revenues of approximately $56,000 related to successful leasing activities at the Company’s headquarters building and the other properties.
(3)	Represents rental income at the Company’s headquarters building to be paid to the Real Estate Segment over the next twelve months by the Parent Company and the BPE Segment.

Other than as noted above, the Company estimates that the Real Estate backlog at April 30, 2008, will be recognized prior to April 30, 2009. No assurance can be given as to future backlog levels or whether the Company will actually realize earnings from revenues that result from the backlog at April 30, 2008.

Part I (continued)
REGULATION
The Company is subject to the authority of various federal, state, and local regulatory agencies including, among others, the Occupational Safety and Health Administration and the Environmental Protection Agency. The Company is also subject to local zoning regulations and building codes. Management believes that the Company is in substantial compliance with all governmental regulations. Management believes that the Company’s compliance with federal, state, and local provisions, which have been enacted or adopted for regulating the discharge of materials into the environment, does not adversely affect the capital expenditures, earnings, or competitive position of the Company.
EXECUTIVE OFFICERS OF THE REGISTRANT
The Executive Officers of the Company as of April 30, 2008, were as follows:

Alan R. Abrams (53)	Officer since 1988
Chairman of the Board since April 2006 and a Director of the Company since 1992, Mr. Abrams has been Chief Executive Officer since 1999 and President since 2000. He served as Co-Chairman of the Board from 1998 to April 2006.

Rick A. Paternostro (38)	Officer since 2000
Mr. Paternostro has served as Chief Financial Officer since November 2007 and as Vice President of Operations of the BPE Segment since March 2006. He previously served as Vice President of Financial Operations from January 2004 to March 2006, and was Chief Financial Officer of a Company subsidiary from September 2002 to January 2004.

Melinda S. Garrett (52)	Officer since 1990
Ms. Garrett has served as Secretary since 2000 and Vice President since 2004. She previously served as a Director of the Company from 1999 to 2007, Chief Financial Officer from 1997 to 2003, and also has served the Real Estate Segment as Chief Executive Officer since 2003 and President since 2001.

J. Andrew Abrams (48)	Officer since 1988
A Director of the Company since 1992, Mr. Abrams has been Executive Vice President since April 2006. He served as Co-Chairman of the Board from 1998 to 2006 and Vice President-Business Development from 2000 to April 2006.

M. Todd Jarvis (42)	Officer since 2004
Mr. Jarvis has served the Company’s subsidiary, Servidyne Systems, LLC, as President since March 2006 and Chief Executive Officer since April 2008. He also has served the Company’s subsidiary, The Wheatstone Energy Group, LLC, as President and Chief Executive Officer since March 2006, and was its Vice President and Chief Operating Officer from December 2003 to March 2006. Prior to joining the Company, he was employed by The Wheatstone Energy Group, Inc., which the Company acquired in 2003, serving as Co-Founder, Vice President and Chief Operating Officer from 1992 to 2003.
Executive Officers of the Company are elected by the Board of Directors of the Company or the Board of a respective subsidiary to serve at the pleasure of the respective Board. Alan R. Abrams and J. Andrew Abrams are brothers.
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
Risks Related to the Company
The Company’s business depends on the success of its relatively new building performance efficiency offerings. If the Company fails to grow these offerings, its prospects could be adversely affected.
In the past several years, the Company has undergone a fundamental change in its primary focus by transitioning away from commercial construction to its current position as a provider of building performance-enhancing services to commercial real estate owners and operators, through the BPE Segment. While the Real Estate Segment is still an important contributor to the Company’s revenues, earnings and cash flows, it is not the primary element of the Company’s growth strategy. The Company intends to dedicate most of its future capital resources and management attention to growing the BPE Segment.
This BPE Segment differs in some substantial ways from the Company’s former commercial construction business, and from the business of the Real Estate Segment. For instance, several important offerings of the BPE Segment are information technology (“IT”) oriented, which represents a departure from the Company’s legacy businesses.

The Company’s ability to implement its growth strategy will depend upon a variety of factors that are not entirely within its control, including:
•	the ability to add new products and services to the BPE Segment, and the ability to keep current products and services competitive;

•	the ability to make profitable business acquisitions and the ability to integrate such acquired businesses into existing operations;

•	the hiring, training and retention of qualified personnel;

•	the establishment of new relationships or expansion of existing relationships with customers and suppliers; and

•	the availability of capital.
To date, the BPE Segment has not contributed substantially to the Company’s net earnings—in fact, it has yet to achieve sustained profitability. In light of the relative newness of this segment to the Company, and the absence of a proven track record of sustained profitability, the Company cannot guarantee that its growth strategy will be successful. If the Company’s growth strategy were unsuccessful, its revenues, earnings, stock price, and the Company as a whole could be adversely affected.
The Company is redeploying a portion of its capital previously invested in the Real Estate Segment to grow the BPE Segment. The Company cannot guarantee that the return, if any, on investing these resources in the new segment will exceed the return that might otherwise be achievable from the Real Estate Segment.
The Company intends to dedicate the majority of its capital resources to growing the BPE Segment rather than the Real Estate Segment. Over the past several years, the Company has redeployed some of its capital previously invested in the Real Estate Segment (primarily through sales of income-producing properties) to the BPE Segment.
As noted above, the BPE segment does not have a proven track record of sustained profitability, in contrast to the Real Estate Segment, which has historically been consistently profitable and has been the primary source of the Company’s net earnings in recent years. Accordingly, the Company cannot guarantee that the return on its investment in the BPE Segment, if any, will compare favorably to the results that might be achievable otherwise if the Company were to reinvest its capital resources entirely in the Real Estate Segment (or in any other line of business). If the Company’s efforts to grow the BPE Segment do not prove to be successful, the investment of this capital could be lost, which could have a material adverse effect on the Company’s financial position.
In recent years, net earnings have been driven significantly by capital gains from sales of real estate income-producing properties. Without such capital gains recurring in the future, the Company might not be profitable.
The Company’s net earnings in recent years have been driven primarily by significant capital gains from sales of income-producing real estate properties. Although some of the proceeds of these sales have been reinvested in new real estate properties, a significant portion of the proceeds from these sales has been redeployed to growing the BPE Segment. Other proceeds from these sales have been distributed to shareholders as dividends. As a result, in recent years the Company’s real estate dispositions have exceeded its acquisitions, and in light of the Company’s focus on growing the BPE Segment, the Company anticipates that this trend is likely to continue. Consequently, real estate capital gains cannot be depended upon as a primary source for the Company’s long-term profitability.
Because of these factors, the Company’s net earnings in the future, unlike its net earnings over the past several years, likely will not result primarily from real estate dispositions. In addition, to the extent that the proceeds from real estate dispositions are not redeployed in acquiring new income producing real estate properties, another source of earnings—rental income— could be negatively impacted. Accordingly, in order for the Company to maintain or improve its net earnings in the future, the BPE Segment will need to be expanded to produce consistent net earnings. There can be no guarantee, however, that the BPE Segment will be able to produce net earnings, if any, sufficient to match the contribution to the Company’s profitability that has resulted from the Real Estate Segment in the past several years, particularly in light of the BPE Segment’s lack of a consistent track record of sustained profitability.
If the Company cannot find suitable business acquisition candidates or integrate completed business acquisitions successfully, its prospects could be adversely affected.
In addition to organic growth, the Company’s strategy includes growth through business acquisitions. The Company’s BPE Segment, to which the Company is dedicating most of its capital resources and attention, was established through several business acquisitions in recent years. The Company competes for acquisition opportunities with other companies that have significantly greater financial resources. Therefore, there is a risk that the Company may be unable to complete an acquisition that it determines to be important to the growth strategy, because another company may be able to pay more for a potential acquisition candidate or may be able to use its financial resources to acquire a potential acquisition candidate before the Company can obtain any requisite financing for such acquisition.

Part I (continued)
Even if the Company completes a desirable business acquisition on favorable terms, the Company may not be able to successfully integrate on a timely basis any newly-acquired company into existing operations. Integration of a substantial business is a challenging, time-consuming and costly process. It is possible that the acquisition itself or the integration process could result in the loss of the acquired company’s management or other key employees, the disruption of the acquired company’s business, or inconsistencies in standards, controls, procedures and policies that could adversely affect the acquired company’s ability to maintain good relationships with its suppliers, customers and employees.
In addition, successful integration of an acquired company requires the dedication of significant management resources that may temporarily detract attention from the Company’s and the acquired company’s day-to-day business. If management is not able to integrate the organization, operation and systems of an acquired company in a timely and efficient manner, the anticipated benefits of a completed acquisition may not be fully realized.
The Company is dependent upon key personnel and the loss of any such key personnel could adversely impair the Company’s ability to conduct its business. In addition, the implementation of the Company’s growth strategy will require the addition of suitable personnel.
One of the Company’s objectives is to develop and maintain a strong management team at all levels. At any given time, the Company could lose the services of key executives or other key employees. Other than one employee, none of the key executives or other key employees is currently subject to employment agreements or contracts. The loss of services of any key personnel could have an adverse impact upon the Company’s results of operations, financial condition, and management’s ability to execute its business strategy. If the Company were to lose a member of its senior management team, the Company might be required to incur significant costs in identifying, hiring and retaining a replacement for the departing executive.
In addition, the growth of the BPE Segment will require the addition of qualified personnel. Some of the offerings of this segment, such as energy engineering, sales, and the IT-oriented products and services, may require personnel with special skills who are in high demand in the employment marketplace. The Company competes for such personnel with some companies with much greater resources. Accordingly, the Company may not be able to attract and hire such personnel or retain them in the face of better offers from larger competitors.
The Company is subject to changing regulations regarding corporate governance and required public disclosure that have increased both the costs of compliance and the risks of noncompliance. As a small public company, these costs of compliance may affect the Company disproportionately as compared with larger competitors.
As a public company, the Company is subject to rules and regulations by various governing bodies, including the Securities and Exchange Commission, NASDAQ, and the Public Company Accounting Oversight Board, which are charged with the protection of investors and the oversight of companies whose securities are publicly traded. The Company’s efforts to comply with these regulations, most notably the Sarbanes-Oxley Act of 2002, or “SOX,” may result in increased general and administrative expenses and a diversion of management time and attention from earnings-generating activities to compliance activities.
The Company has complied with the SOX requirements involving the assessment of its internal controls over financial reporting, which requirements went into effect for the Company for its fiscal year ending April 30, 2008, and the remaining requirements are expected to be put into effect for the Company in fiscal years ending on April 30, 2009, and April 30, 2010. The efforts to comply with the SOX requirements will continue to require the commitment of significant financial and management resources.
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
Moreover, many of the compliance costs of SOX and similar rules and regulations are not in direct proportion to the size of a particular company. As a small public company, these costs might affect the Company disproportionately, particularly in comparison to its larger public competitors. The Company may also be at a disadvantage vis-à-vis public company compliance costs compared with its privately held competitors that are not subject to the same regulations.
Risks Related to the Company’s BPE Segment
Failure to adequately expand the BPE Segment’s sales force may impede its growth.
The BPE Segment is dependent on its direct sales force to obtain new customers, particularly large enterprise customers, and to manage its existing customer base. The Company competes in a very competitive marketplace for sales personnel with the advanced sales skills and technical knowledge the Company requires. The BPE Segment’s ability to achieve significant growth in revenues from BPE services in the future will depend, in large part, on the Company’s success in recruiting, training, motivating and retaining a sufficient number of qualified sales personnel. New personnel requires significant training. The Company’s recent hires and planned new hires might not turn out to be as productive as the Company would like, and the Company might be unable to hire a sufficient number of qualified individuals in the future in the markets where the Company conducts or desires to conduct its business. If the Company were unable to hire and develop a sufficient number of qualified and productive sales personnel, the sales of the BPE Segment could be adversely impacted, and as a result, the Company’s growth could be impeded.
As more of the BPE Segment’s sales efforts are targeted at larger enterprise customers, its sales cycle may become longer and more expensive, it may encounter pricing pressure and implementation challenges, and the Company may have to delay revenue recognition with respect to certain sales to these customers, all of which could harm the BPE Segment’s business.
The BPE Segment is concentrating on obtaining larger enterprise customers. As the Company targets more of these customers, the Company anticipates potentially facing greater selling costs, longer sales cycles, and less predictability in closing some of its sales. In this market segment, the customer’s decision to use the Company’s BPE products and services may be an enterprise-wide decision, and if so, these types of sales would require the Company to provide greater levels of education to prospective customers regarding the use and benefits of its building performance-enhancing products and services. In addition, larger customers may demand more customization, enhanced integration services, and additional product features and services. As a result of these factors, BPE sales opportunities may require the Company to devote greater sales support and professional services resources to individual customers, driving up the costs and time required to close sales, and diverting selling and professional services resources to a smaller number of larger transactions, while at the same time requiring the Company to delay revenue recognition on some of these transactions until the technical or implementation requirements have been met. In addition, larger enterprise customers may seek volume discounts and price concessions that could make these transactions less profitable. Because of these factors, the risk of not closing a sale with a larger enterprise customer may be greater than with smaller customers, and the results of such potential failure, due to higher costs and fewer overall ongoing sales initiatives, also can be greater. Moreover, the bargaining power of larger enterprise customers may result in lower profit margins on BPE revenues.
A portion of the BPE Segment’s revenues are derived from fixed price contracts, which could result in losses on some contracts.
A portion of the BPE Segment’s revenues and current backlog is based on fixed price or fixed unit price contracts that involve risks relating to the Company’s potential responsibility for the increased costs of performance under such a contract. Generally, under fixed price or fixed unit price contracts, any increase in the Company’s unit cost not caused by a modification or compensable change to the original contract, whether due to inflation, inefficiency, faulty estimates or other factors, is absorbed by the Company. There are a number of other factors that could create differences in contract performance, as compared to the original contract estimate, including, among other things, differing facility conditions, availability of skilled labor in a particular geographic location, and availability of materials.
The BPE Segment often utilizes subcontractors in performing services or completing projects, whose potential unavailability or unsatisfactory performance could have a material adverse effect on the Company’s business.
The Company often utilizes unaffiliated third-party subcontractors in order to perform some of its energy engineering and consulting services, much of its energy savings maintenance, installation and retrofit projects, and most of its other construction-related projects and services. As a consequence, in order to offer these services, the BPE Segment depends on the continuing availability of, and satisfactory performance by, such subcontractors. There may not be sufficient availability of such subcontractors at the times needed or in the markets in which the BPE Segment operates, or the quality of work by such subcontractors may prove to be below acceptable standards. In addition, the subcontractors may be unable to qualify for payment and performance bonds to ensure their performance or may be otherwise inadequately capitalized. Insurance protection for construction defects, if any, available to subcontractors is increasingly expensive and may become unavailable, and the scope of such protection may become greatly limited. If as a result of such subcontractor problems or failures, the Company were unable to meet its contractual obligations to its customers or were unable to successfully recover sufficient indemnity from its subcontractors or their bond or insurance carriers, the Company could suffer losses which could decrease its net income, damage its customer relations, significantly harm its reputation, and otherwise have a material adverse effect on its business.
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

Part I (continued)
If the BPE Segment’s security measures were breached, and as a result unauthorized access is obtained to a customer’s data, the offerings of the BPE Segment could be perceived as not being sufficiently secure, customers might curtail or stop using the BPE Segment’s products and services, and the BPE Segment could incur significant losses and liabilities.
The BPE Segment’s proprietary software solutions involve the storage of customers’ data and information, whether locally on the customers’ own computers or on the Company’s computers in the case of the BPE Segment’s ASP offerings and one of its older legacy products. These products and services also involve the transmission of such data and information in the case of the ASP and the older legacy products. Security breaches could expose the Company to a risk of loss of this data and information, potential litigation and possible liability. If security measures were breached as a result of third-party action, employee error, malfeasance or otherwise, during transfer of data and information to data centers or at any time, and, as a result, someone were to obtain unauthorized access to any customers’ data and information, the Company’s reputation might be damaged, its business might suffer, and it might incur significant losses and liability. Because techniques used to obtain unauthorized access or to sabotage computer systems change frequently and generally are not recognized until after being launched against a target, the BPE Segment might be unable to anticipate these techniques or to implement adequate preventative measures. If an actual or perceived breach of security were to occur, the market perception of the effectiveness of the BPE Segment’s security measures could be harmed and the BPE Segment could lose sales and customers.
The BPE Segment is dependent on the assistance of its customers to complete projects on a timely basis. If a customer were unable or unwilling to offer assistance, it could affect project timelines and reduce or slow the collection of energy savings revenues.
Much of the work performed by the BPE Segment requires significant interaction with its customers. Therefore, the Company must have its customers’ full cooperation to complete projects on a timely basis. In the early stages of a project, the Company is at risk to customers not providing accurate or timely data for project implementation. Also, the Company must frequently access customer facilities, the restriction of which could delay or prevent the completion of projects.
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
The Company’s assets might not generate income sufficient to pay expenses, service debt, and adequately maintain its real estate properties. Several factors may adversely affect the economic performance and value of the properties. These factors include, among other things:
•	Changes in the national, regional and local economic climate;

•	Local conditions such as an oversupply of properties or a reduction in demand for properties;

•	The attractiveness of the properties to prospective tenants;

•	Competition from other available properties;

•	Changes in market rental rates; and

•	The need to periodically repair, renovate and re-lease space.
The performance of the Real Estate Segment also depends on the ability to collect rent and expense reimbursements from tenants, and to pay for adequate maintenance, insurance and other operating costs (including real estate taxes), which costs could increase over time. Also, the expenses of owning and operating a property are not necessarily reduced when circumstances such as market factors and competition cause a reduction in income from the property. If a property is mortgaged and the Company is unable to generate sufficient rental income to cover the mortgage payments, the lender could foreclose on the mortgage and take the property. In addition, capital market conditions, the availability and cost of financing, insurance costs, changes in laws and governmental regulations (including those governing usage, zoning, environmental, and property taxes), other uncontrollable operating costs, and financial distress or bankruptcies of tenants could adversely affect the Company’s financial condition.

Operating revenues in the Real Estate Segment are dependent upon entering into multi-year leases with tenants and collecting rents from tenants. National, regional and local economic conditions might adversely impact tenants and potential tenants in the various marketplaces in which the Company’s properties are located, and accordingly, could affect the tenants’ ability to continue to pay rents and possibly to continue to operate in their leased space. Tenants sometimes experience bankruptcies, and pursuant to the various bankruptcy laws, leases may be rejected and thereby terminated prematurely. When leases expire or are terminated, replacement tenants may or may not be available with acceptable terms and conditions. In addition, the Company’s cash flows and results of operations could be adversely impacted if existing leases were to expire or be terminated, and at such time, market rental rates were lower than the previous contractual rental rates.
The Company’s commercial properties could be subject to uninsured losses and condemnation costs.
Accidents, floods and other losses at the Company’s properties could materially adversely affect the Company’s operating results. Casualties may occur that significantly damage an operating property, and insurance proceeds, if any, may be materially less than the total loss incurred by the Company. Property ownership also involves potential liability to third parties for such matters as personal injuries occurring on a property. The Company, however, maintains casualty and liability insurance under policies that management believes to be customary and appropriate. In addition to uninsured losses, various government authorities may condemn all or part of an operating property or undeveloped land. Such condemnations could adversely affect the commercial viability of such property.
Compliance with environmental laws could adversely affect the Company.
Environmental issues that could arise at the Company’s real estate properties could have an adverse effect on the Company’s financial condition and results of operations. Federal, state and local laws and regulations relating to the protection of the environment may require a current or previous owner or operator of real estate to investigate and clean up hazardous or toxic substances or petroleum product releases at a property. The property owner or operator might have to pay a governmental entity or third party for property damage and for investigation and clean-up costs incurred by such parties in connection with such contamination. These laws typically impose clean-up responsibility and liability without regard to whether the owner or operator previously knew of or caused the presence of the contaminants. Even if more than one person might have been responsible for the contamination, each person covered by the environmental laws might be held responsible for all of the clean-up costs incurred. In addition, third parties might sue the owner or operator of a site for damages and costs resulting from environmental contamination emanating from that site. Currently, the Company is not aware of any environmental liabilities at its properties that it believes would have a material adverse effect on its business, assets, financial condition or results of operations. Unidentified environmental liabilities could arise, however, and could have an adverse effect on the Company’s financial condition and results of operations.
Any failure to sell income-producing properties on a timely basis could adversely affect the Company’s results of operations.
The Company’s Real Estate Segment typically holds real estate assets until such time as it believes to be optimal to sell them. Normally, this will be during relatively strong real estate markets. However, factors beyond the Company’s control could make it necessary for the Company to attempt to dispose of real estate properties during weak real estate markets. Following a period when the market values of the Company’s real estate assets were to fall significantly, the Company could be required to sell real estate assets at a time when it may be inopportune to do so or be subject to a valuation impairment. Further, markets for real estate assets usually are not highly liquid, which can make it particularly difficult to realize acceptable selling prices when disposing of real estate assets during weak markets.
The Company might not be able to refinance its income-producing properties on a timely basis or on acceptable terms.
The Company may incur debt from time to time to finance acquisitions, capital expenditures, or for other purposes. A property’s current leasing status, physical condition, net operating income, global, national, regional or local economic conditions, financial market conditions, the level of liquidity available in real estate markets, the Company’s financial position, the terms and conditions or status of the Company’s other real estate or corporate loans, or other prior financial commitments could impair the Company’s ability to refinance real estate properties at the times when such refinancing might be necessary. Moreover, such refinancing might not be available upon acceptable terms, including in respect of loan principal amounts, interest rates, amortization schedules, or maturity terms.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

Part I (continued)
ITEM 2. PROPERTIES
The Company, through its Real Estate Segment, owns its corporate headquarters building, which contains approximately 65,880 square feet of leasable office space. The building is located in the North x Northwest Office Park, 1945 The Exchange, in suburban Atlanta, Georgia. The Company and both operating segments have their main offices located in this building. In addition to the 25,928 square feet of offices leased by Servidyne entities, another 9,341 square feet is leased to unaffiliated tenants and 30,611 square feet is currently vacant and for lease. In addition, the Company, through its BPE Segment, leases 5,000 square feet of space for a warehouse through a lease that currently expires in March 2009. In conjunction with the acquisition of Atlantic Lighting & Supply Co., Inc., the Company assumed a lease for 25,654 square feet for office and warehouse space through a lease that currently expires in May 2010.
As of April 30, 2008, the Company owned or had an interest in the following real properties:
OWNED SHOPPING CENTERS
The Company’s Real Estate Segment owns two shopping centers that it acquired. The following chart provides relevant information relating to the owned shopping centers:

			Percentage				Principal
			of Square	Calendar			Amount of
		Leasable	Footage	Year(s)		Debt	Debt
		Square	Leased as of	Placed in	Rental	Service	Outstanding
		Feet in	April 30,	Service by	Income	Payments	as of April 30,
Location	Acres	Building(s)	2008	Company	2008	2008(1)	2008(2)

11459 Old Nashville Hwy	8.0	51,925	95	2006	$540,670	$281,271	$4,078,566
Smyrna, TN(3)

8102 Blanding Blvd	18.8	174,220	98	1999	$1,689,939	$610,238	$7,232,409
Jacksonville, FL(4)

(1)	Includes principal, if applicable, and interest.

(2)	The Company’s liability for repayment is limited to its interest in the respective mortgaged properties by exculpatory provisions.

(3)	Acquired by the Company in August 2006 and originally developed by others in 1998.

(4)	Acquired by the Company in 1999 and originally developed by third parties in 1985.
The Company sold shopping centers located in Orange Park, Florida, and Columbus, Georgia, each at a gain in July 2007. The shopping centers, therefore, are not included above.
Anchor tenant lease terms for the shopping centers in Jacksonville, Florida, and Smyrna, Tennessee, are shown in the following table:

			Lease	Options
		Square	Expiration	to
Anchor Tenant(1)	Location	Footage	Date	Renew

Harbor Freight Tools	Jacksonville, FL	15,700	2012	4 for 5 years each
Publix(2)	Jacksonville, FL	85,560	2010	6 for 5 years each
Office Depot	Jacksonville, FL	22,692	2008	2 for 5 years each
Food Lion	Smyrna, TN	33,000	2019	4 for 5 years each

(1)	A tenant is considered to be an “Anchor Tenant” if it leases 12,000 square feet or more for an initial lease term of five (5) years or more.

(2)	Publix has subleased the premises to Floor and Decor Outlets, but remains liable under the lease until the lease expires.
With the exception of the Harbor Freight Tools lease in Jacksonville, Florida, the anchor tenant leases and some of the small shop leases provide for contingent rentals if sales generated by the respective tenant in the leased space exceed specified predetermined amounts. In fiscal 2008, the Company did not recognize any amounts on contingent rent from owned shopping centers.
Typically, tenants reimburse the Company for a portion of ad valorem taxes, insurance and common area maintenance costs.

OWNED OFFICE PROPERTIES
The Company, through its Real Estate Segment, owns two office properties in metropolitan Atlanta, Georgia: the corporate headquarters building in Atlanta and an office building in Newnan. The following chart provides pertinent information relating to the office properties:

			Percentage				Principal
			of Square	Calendar			Amount of
		Leasable	Footage	Year(s)		Debt	Debt
		Square	Leased as of	Placed in	Rental	Service	Outstanding
		Feet in	April 30,	Service by	Income	Payments	as of April 30,
Location	Acres	Building(s)	2008	Company	2008	2008(1)	2008(2)

246 Bullsboro Dr.	1.35	21,000	91	2007	$428,520	$196,404	$3,200,000
Newnan, GA(3)

1945 The Exchange	3.12	65,880	54	1997	$1,165,216	$443,526	$4,443,654
Atlanta, GA(4)

(1)	Includes principal, if applicable, and interest.

(2)	The Company’s liability for repayment is limited to its interest in the respective mortgaged properties by exculpatory provisions.

(3)	Acquired by the Company in March 2007, originally developed in 1983 by others, and completely renovated in 2006 by others.

(4)	Includes the Company’s corporate headquarters building of which the Company leases approximately 25,928 square feet. Rental income includes $628,723 of intercompany rent at a competitive rate recognized by the Company and its operating segments. The building was originally developed by others in 1974, and was acquired and re-developed by the Company in 1997.
The Company sold an office park located in Marietta, Georgia, at a gain in December 2007. The office park, therefore, is not included above.
Anchor tenant lease terms for the owned office properties are shown in the following table:

			Lease	Options
		Square	Expiration	to
Anchor Tenant(1)	Location	Footage	Date	Renew

Servidyne, Inc.(2)	Atlanta, GA	25,928	2012	None
ERA United Realty	Newnan, GA	13,286	2014	2 for 5 years each

(1)	A tenant is considered to be an “Anchor Tenant” if it leases 12,000 square feet or more for an initial lease term of five (5) years or more.

(2)	The Company leases its corporate headquarters’ office space from the Real Estate Segment.
Typically, leases require tenants to reimburse the Company for a portion of ad valorem taxes, insurance and operating expenses above a base year.
LEASEBACK SHOPPING CENTER
The Company, through its Real Estate Segment, has a leasehold interest in one retail building that it developed, sold to an unrelated third party, and leased back from such party under a lease currently expiring in 2014. The center is subleased by the Company entirely to Kmart Corporation. The Kmart sublease provides for contingent rentals if sales exceed specified predetermined amounts, and the sublease has eight remaining five-year renewal options. The Company’s lease with the fee owner contains renewal options coextensive with Kmart’s renewal options on the sublease.
Kmart, under its sublease, is responsible for insurance and ad valorem taxes, but has the right to offset against contingent rentals for any ad valorem taxes paid in excess of specified amounts. In fiscal 2008, the Company did not recognize any contingent rental from the leaseback shopping center. The Company is responsible for structural and roof maintenance of the building. The Company is also responsible for underground utilities, parking lots and driveways, except for routine upkeep which is the responsibility of the subtenant. The Company’s lease contains exculpatory provisions, which limit the Company’s liability for payments to its interest in the lease.
The following chart provides certain information relating to the leaseback shopping center:

		Square	Calendar Years	Rental	Rent
		Feet in	Placed in Service	Income	Expense
Location	Acres	Building	by Company	2008	2008

Davenport, IA	10.0	84,180	1977	$255,308	$105,203
The Company sold its interest in its former leaseback shopping center in Jacksonville, Florida, at a gain in July 2007. This leaseback shopping center is not included above.

Part I (continued)
REAL ESTATE HELD FOR FUTURE DEVELOPMENT, LEASE OR SALE
The Company, through its Real Estate Segment, owns the following land parcels, which are held for future development, leasing, or sale:

		Calendar Year
		Development	Intended
location	Acres	Completed	Use(1)

Mundy Mill Road	3.474	1987	Commercial development pads or up to three outlots
Oakwood, GA(2)

North Cleveland Avenue	0.73	1993	One outlot
North Ft. Myers, FL

(1)	“Outlot” as used herein refers to a small parcel of land platted separately from a shopping center parcel. An outlot is generally sold to, leased to, or developed as a fast-food restaurant, bank, small retail shops, or for other commercial uses.

(2)	Approximately 1.8 acres of undeveloped land was deeded in lieu of condemnation at a gain in March 2008. This portion of the property is not included above.
There is no debt encumbering these land parcels. The Company will either develop the properties or will continue to hold them for future sale or lease to others.
For further information on the Company’s real estate properties, see Notes 4, 6, 8, and 16 to the consolidated financial statements, and “SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION.”
ITEM 3. LEGAL PROCEEDINGS
As previously reported, the Company announced in July 2003 that an internal investigation had revealed information suggesting that certain improprieties in violation of federal laws may have taken place at the now discontinued Construction Segment. The Company voluntarily communicated the results of its investigation to the United States Department of Justice (“DOJ”), which promptly issued a conditional letter of amnesty to the Company and its subsidiaries for their cooperation in recognizing and then immediately reporting the irregularities. On July 9, 2008, the DOJ informed the Company that it does not intend to proceed further with the matter and is closing its investigation.
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
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.

Part II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

					Dividends Paid
	Market Prices(1)				Per Share(1)
	Fiscal 2008		Fiscal 2007		2008	2007
	High	Low	High	Low
	Trade	Trade	Trade	Trade

First Quarter	$6.28	$3.95	$4.40	$3.81	$0.034	$0.034
Second Quarter	6.42	4.08	4.08	3.67	0.034	0.034
Third Quarter	6.19	5.44	5.69	3.73	0.034	0.034
Fourth Quarter	6.19	3.73	5.20	4.00	0.034	0.034

(1)	Adjusted for stock dividend.
The Common Stock of Servidyne, Inc. is traded on the Nasdaq Global Market (Symbol: SERV). The approximate number of holders of Common Stock was 630 (including shareholders of record and shares held in street name) as of June 30, 2008.
On April 24, 2008, the Company granted Mr. George Plattenburg 52,500 stock appreciation rights (“SARs”) (amount adjusted for stock dividend) as a material inducement for him to join the Company’s subsidiary, Servidyne Systems, LLC, as its Senior Vice President of Sales and Marketing. These SARs have an exercise price of $5.00 per share (adjusted for stock dividend), and have the same 5-year vesting provisions as the recent SARs grants described in Note 2(R) to the Consolidated Financial Statements included in this Annual Report on Form 10-K, and upon vesting will be exercisable for shares of the Company’s Common Stock. The SARs were not issued in a “sale” to Mr. Plattenburg within the meaning of the Securities Act of 1933, as amended, but such issuance would have been exempt from registration in any event pursuant to Section 4(2) of such Act.
The information required by this item with respect to its equity compensation plan will be included in the Company’s definitive proxy materials for its 2008 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission, under the heading “Equity Compensation Plan,” and is hereby incorporated herein by reference.

Part II (continued)
ITEM 6. SELECTED FINANCIAL DATA
The following table sets forth selected financial data for the Company and should be read in conjunction with the consolidated financial statements and the notes thereto:

Years Ended April 30,	2008	2007	2006	2005	2004

Net Earnings (Loss)(1)	$1,335,562	$966,626	$525,766	$1,897,054	$(2,105,227)

Net Loss—Continuing Operations	$(1,160,542)	$(1,148,405)	$(424,508)	$(1,439,570)	$(2,840,901)

Net Earnings—Discontinued Operations	$2,496,104	$2,115,031	$950,274	$3,336,624	$735,674

Net Earnings (Loss) Per Share(1)(3)	$.36	$.26	$.14	$.51	$(.61)

Net Loss Per Share—Continuing Operations(3)	$(.31)	$(.31)	$(.11)	$(.39)	$(.82)

Net Earnings Per Share—Discontinued Operations(3)	$.67	$.57	$.26	$.90	$.21

Consolidated Revenues—Continuing Operations	$19,733,041	$17,266,341	$16,317,806	$11,748,338	$9,747,110

Consolidated Revenues—Reclassified to Discontinued Operations(2)	$—	$5,833,985	$8,425,381	$15,304,622	$53,700,046

Weighted Average Shares Outstanding at Year-End(3)	3,711,659	3,707,217	3,708,797	3,703,749	3,469,845

Cash Dividends Paid Per Share(3)	$.14	$.14	$.14	$.29	$.14

Shareholders’ Equity	$22,466,378	$21,460,211	$20,946,748	$20,913,411	$19,997,527

Shareholders’ Equity Per Share(3)	$6.05	$5.79	$5.65	$5.93	$5.76

Working Capital	$13,769,470	$5,713,582	$8,352,086	$9,792,866	$6,971,814

Depreciation and Amortization—Continuing Operations(4)	$1,506,618	$1,317,905	$929,851	$1,011,234	$1,187,213

Total Assets	$52,315,550	$57,393,421	$52,410,256	$48,592,810	$53,190,059

Income-Producing Properties and Property and Equipment, net(5)	$22,585,309	$22,459,873	$14,011,977	$13,884,382	$13,740,419

Income-Producing Properties and Property and Equipment, net—Reclassified to Discontinued Operations(2)	$—	$10,334,044	$7,548,794	$11,365,490	$16,493,728

Long-Term Debt(6)	$19,708,769	$19,086,723	$13,416,512	$13,636,640	$12,617,914

Long-Term Debt—Reclassified to Discontinued Operations(2)	$—	$6,052,018	$7,873,030	$11,717,967	$14,793,739

Total Liabilities	$29,849,172	$35,933,210	$31,463,508	$28,813,171	$34,319,379

Variable Rate Debt(6)(7)	$870,000	$3,400,000	$930,000	$1,000,000	$1,000,000

Return on Average Shareholders’ Equity(1)	6.1%	4.6%	2.5%	9.3%	(10.2)%

(1)	Includes continuing operations, discontinued operations, and extraordinary items, if any.

(2)	Includes amounts previously reported as continuing operations that have been reclassified to discontinued operations in accordance with SFAS 144.

(3)	Adjusted for stock dividend.

(4)	Depreciation and amortization for certain sold income-producing properties have been reclassified as discontinued operations and, therefore, are not included for all periods presented.

(5)	Does not include property held for sale, real estate held for future development or sale, or sold income-producing properties that have been reclassified as assets of discontinued operations.

(6)	Does not include mortgage debt associated with discontinued operations.

(7)	Includes short-term and long-term debt.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
INTRODUCTION
The Company has two operating segments: BPE and Real Estate. The Company continues to add new products and service offerings to the BPE Segment, which may come in part from future business acquisitions.
In “RESULTS OF OPERATIONS” below, changes in revenues, costs and expenses, and selling, general and administrative expenses from period to period are analyzed on a segment basis. For net earnings and similar profit information on a consolidated basis, please see “ITEM 6. SELECTED FINANCIAL DATA” or the Company’s consolidated financial statements. Pursuant to SFAS 144, the figures in the following charts for all periods presented do not include Real Estate Segment revenues, costs and expenses, and selling, general and administrative expenses associated with certain formerly owned income-producing properties, which have been sold; such amounts have been reclassified as discontinued operations (See “Critical Accounting Policies—Discontinued Operations” later in this discussion and analysis section.) In addition, the figures in the following charts do not include the revenues and costs and expenses generated by certain sales of real estate assets held for sale or future development, although the gains on these sales are included in the results from continuing operations and are discussed later in this discussion and analysis section.
RESULTS OF OPERATIONS
REVENUES
Consolidated revenues from continuing operations, net of intersegment eliminations, were $19,309,273 in fiscal 2008 compared to $16,928,371 and $15,820,669 in fiscal 2007 and fiscal 2006, respectively. This represents an increase in revenues of 14% in 2008 and an increase in revenues of 7% in 2007.
REVENUES FROM CONTINUING OPERATIONS
SUMMARY BY SEGMENT
CHART A
(Dollars in Thousands)

	Years Ended				Years Ended			Increase
	April 30,		Increase		April 30,			(Decrease)
	2008	2007	Amount	Percent	2007	2006	Amount	Percent

BPE(1)	$14,249	$12,829	$1,420	11	$12,829	$11,612	$1,217	10
Real Estate(2)	5,060	4,099	961	23	4,099	4,209	(110)	(3)

Total	$19,309	$16,928	$2,381	14	$16,928	$15,821	$1,107	7

(1)	In the current year, fiscal 2008, BPE revenues increased by approximately $1,420,000 or 11%, compared to the same period in fiscal 2007, primarily due to:
a)	an increase in revenues related to energy management services of approximately $524,000 or 29%;

b)	an increase in revenues related to infrastructure upgrades and energy saving projects of approximately $463,000 or 6%; and

c)	an increase in revenues related to building productivity products and services of approximately $433,000 or 30%.

In the prior year, fiscal 2007, BPE revenues increased by approximately $1,217,000 or 10%, compared to the same period in fiscal 2006, primarily due to:
a)	an increase in revenues related to energy management services of approximately $681,000 or 60%;

b)	an increase in revenues related to building productivity products and services of approximately $317,000 or 17%; and

c)	an increase in revenues related to infrastructure upgrades and energy saving projects of approximately $219,000 or 3%.

(2)	In the current year, fiscal 2008, Real Estate revenues increased by approximately $961,000 or 23%, compared to the same period in fiscal 2007, primarily due to:
a)	one-time revenues of approximately $1,553,000 generated by the sale of the Company’s leaseback shopping center located in Jacksonville, Florida, in July 2007; and

b)	an increase in rental revenues of approximately $450,000 from the Company’s owned shopping center located in Smyrna, Tennessee, which was acquired in July 2006, and from the Company’s owned office building located in Newnan, Georgia, which was acquired in March 2007;

partially offset by:

c)	a decrease in leaseback income of approximately $485,000 as a result of the sale of the Company’s leaseback shopping center located in Jacksonville, Florida, which was sold in July 2007, and the sale of the Company’s leaseback shopping center located in Richfield, Minnesota, which was sold in March 2007;

d)	a decrease in leaseback income of approximately $207,000 as a result of the sale of the Company’s owned shopping center located in Orange Park, Florida, which was sold in July 2007; and

Part II (continued)
e)	a decrease in rental income of approximately $189,000, primarily as a result of the expiration of an anchor tenant lease in January 2008 at the Company’s headquarters building located in Atlanta, Georgia.

In the prior year, fiscal 2007, Real Estate revenues decreased by approximately $110,000 or 3%, compared to the same period in fiscal 2006, primarily due to:
a)	one-time revenues of $425,000 generated by the sale of the Company’s leaseback shopping center located in Bayonet Point, Florida, which was sold in April 2006;

b)	an associated decrease in leaseback rental income of approximately $341,000 as a result of the sales of the Company’s leaseback shopping centers mentioned in (a) above and (c) below;

partially offset by:

c)	one-time revenues of $150,000 generated by the sale of the Company’s leaseback shopping center located in Richfield, Minnesota, which was sold in March 2007;

d)	an increase in rental revenue of approximately $519,000 from the Company’s owned shopping center located in Smyrna, Tennessee, which was acquired in July 2006, and from the Company’s owned office building located in Newnan, Georgia, which was acquired in March 2007.
COST AND EXPENSES: APPLICABLE TO REVENUES
As a percentage of total segment revenues (See Chart A), the applicable total segment costs and expenses applicable to revenues (See Chart B) of $11,765,302 in fiscal 2008, $10,580,901 in fiscal 2007, and $9,353,827 in fiscal 2006, were 61%, 63%, and 59%, respectively. In reviewing Chart B, the reader should recognize that the volume of revenues generally will affect these percentages.
COSTS AND EXPENSES: APPLICABLE TO REVENUES FROM CONTINUING OPERATIONS
SUMMARY BY SEGMENT
CHART B
(Dollars in Thousands)

				Percent of
				Segment Revenues
				from Continuing
	Years Ended			Operations for Years
	April 30,			Ended April 30,
	2008	2007	2006	2008	2007	2006

BPE(1)	$9,540	$8,142	$6,736	67	63	58
Real Estate(2)	2,225	2,439	2,618	44	60	62

Total	$11,765	$10,581	$9,354	61	63	59

(1)	On a dollar basis, BPE costs and expenses increased by approximately $1,398,000 or 17% for fiscal 2008, compared to the same period in fiscal 2007, primarily as a result of the corresponding increase in revenues and from changes in the mix of services and products.

In the current year, fiscal 2008, BPE costs and expenses as a percentage of revenues increased by 4%, compared to the same period in fiscal 2007, primarily due to:
a)	the recognition of approximately $454,000 in revenue from a consulting services contract in the fourth quarter of fiscal 2007 that had no associated costs and expenses; and

b)	changes in the mix of services and products.

In the prior year, fiscal 2007, BPE costs and expenses, as a percentage of revenues, increased by 5%, compared to the same period in fiscal 2006, primarily due to:
a)	increased costs associated with the conversion of customers to the Company’s Web/wireless building productivity software solutions and the amortization of capitalized software costs; and

b)	the recognition of costs related to one infrastructure upgrade and energy savings project that had a lower gross margin compared to other such jobs.

(2)	In the current year, fiscal 2008, costs and expenses on a dollar basis decreased by approximately $214,000 or 9%, compared to the same period in fiscal 2007, primarily due to:
a)	the absence of lease costs of approximately $228,000 as a result of the sale of the Company’s leaseback shopping center located in Jacksonville, Florida, which was sold in July 2007;

b)	the absence of lease costs of approximately $213,000 as a result of the sale of the Company’s leaseback shopping center located in Richfield, Minnesota, which was sold in March 2007; and

c)	the absence of lease costs of approximately $193,000 as a result of the sale of the Company’s leaseback shopping center located in Orange Park, Florida, which was sold in July 2007;

partially offset by:

d)	an increase in rental operating costs of approximately $182,000 from the Company’s owned office building located in Newnan, Georgia, which was acquired in March 2007;

e)	one-time costs of approximately $94,000 associated with the sale of the Company’s leaseback shopping center located in Jacksonville, Florida, in July 2007; and

f)	an increase in property operating expenses of approximately $74,000, primarily related to leasing efforts for the Company’s headquarters building located in Atlanta, Georgia.

In the prior year, fiscal 2007, costs and expenses on a dollar basis decreased by approximately $179,000 or 7%, compared to the same period in fiscal 2006, primarily due to:
a)	the absence of lease costs of approximately $288,000 as a result of the sale of the Company’s leaseback shopping center located in Bayonet Point, Florida, which was sold in April 2006;

b)	the reduction of lease costs of approximately $89,000, pursuant to a lease agreement provision for the Company’s leaseback shopping center located in Davenport, Iowa;

c)	the reduction of lease costs of approximately $46,000 as a result of the sale of the Company’s leaseback shopping center located in Richfield, Minnesota, which was sold in March 2007;

partially offset by:

d)	an increase in rental operating costs and expenses of approximately $304,000 as a result of the acquisition in July 2006 of the Company’s owned shopping center located in Smyrna, Tennessee.
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
For fiscal years 2008, 2007, and 2006, selling, general and administrative (“SG&A”) expenses from continuing operations (see Chart C) were $9,137,012, $9,191,979, and $8,686,791, respectively. As a percentage of consolidated revenues from continuing operations, these expenses in 2008, 2007, and 2006 were 47%, 54%, and 55%, respectively. In reviewing Chart C, the reader should recognize that the volume of revenues generally affects these percentages. The percentages in Chart C are based on expenses as they relate to the segment revenues from continuing operations reflected in Chart A, with the exception that Parent expenses and total expenses relate to consolidated revenues.
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES FROM CONTINUING PERATIONS
SUMMARY BY SEGMENT
CHART C
(Dollars in Thousands)

				Percent of
				Segment Revenues
	Years Ended			For Years Ended
	April 30,			April 30,
	2008	2007	2006	2008	2007	2006

BPE(1)	$5,068	$4,645	$4,417	36	36	38
Real Estate(2)	797	815	973	16	20	23
Parent(3)	3,272	3,732	3,297	17	22	21

Total	$9,137	$9,192	$8,687	47	54	55

(1)	In the current year, fiscal 2008, BPE SG&A expenses on a dollar basis increased by approximately $423,000 or 9%, compared to the same period in fiscal 2007, primarily due to higher sales and marketing expenses.

In the prior year, fiscal 2007, BPE SG&A expenses as a percentage of revenues decreased by 2%, compared to the same period in fiscal 2006, primarily because the increase in revenues did not result in a corresponding proportional increase in SG&A expenses.

In the prior year, fiscal 2007, BPE SG&A expenses on a dollar basis increased by approximately $228,000 or 5%, compared to the same period of fiscal 2006, primarily due to higher sales and marketing expenses.

(2)	In the prior year, fiscal 2007, Real Estate SG&A expenses on a dollar and percentage basis declined by approximately $158,000 or 16%, compared to the same period in fiscal 2006, primarily due to:
a)	a decrease of approximately $77,000 in personnel related costs;

b)	a decrease in operating expenses of approximately $64,000 related to the Company’s real estate held for sale or future development; and

c)	a decrease in legal fees of approximately $20,000.

(3)	In the current year, fiscal 2008, SG&A expenses on a dollar and percentage basis decreased by approximately $460,000 or 12%, compared to the same period in fiscal 2007, as a result of:
a)	a decrease in consulting expenses of approximately $298,000 related to the prior year’s sales and marketing efforts;

b)	a decrease in the Company’s incentive compensation expenses, pursuant to the terms of the Company’s cash incentive compensation plan, of approximately $90,000; and

c)	a one-time, non-cash charge of approximately $155,000 in fiscal 2007 for the settlement of a life insurance policy related to the death of a former officer and director of the Company;

partially offset by:

d)	an increase in consulting fees of approximately $73,000, primarily as a result of the implementation of the Information Technology portion of the Sarbanes Oxley Act of 2002 and the adoption of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainties in Income Taxes.

Part II (continued)

In the prior year, fiscal 2007, SG&A expenses on a dollar and percentage basis increased by approximately $435,000 or 13%, compared to the same period in fiscal 2006, as a result of:
a)	an increase in consulting fees of approximately $111,000 primarily related to higher sales and marketing expenses;

b)	an increase in incentive compensation costs of approximately $212,000 due to the successful achievement of Company-wide earnings and performance goals in fiscal 2007;

c)	an increase in legal fees of approximately $128,000; and

d)	a one-time, non-cash charge in the fourth quarter of fiscal 2007 of approximately $155,000 for the settlement of a life insurance policy related to the death of a former officer and director of the Company.
INTEREST COSTS
Interest costs of $1,371,171, $1,135,769, and $890,169 in fiscal years 2008, 2007, and 2006, respectively, are primarily related to mortgages on real estate. There was no capitalized interest in any of the years presented.
ACQUISITIONS
Fiscal 2008
There were no acquisitions in fiscal 2008.
Fiscal 2007
On March 12, 2007, Newnan Office Plaza, LLC, a wholly-owned subsidiary of the Company, acquired an office building located in Newnan, Georgia. The Company used the net cash proceeds from the sale of its shopping center located in Morton, Illinois, and from the sale of its leaseback interest in a shopping center located in Richfield, Minnesota, as well as interim bank financing of $2.5 million, to purchase the income-producing property for approximately $4.25 million, including the costs associated with completing the transaction. The acquisition was structured in order to qualify the sale for tax deferral under Internal Revenue Code Section 1031. On June 1, 2007, the interim bank financing was replaced by a permanent mortgage in the amount of $3.2 million.
On February 12, 2007, Abrams Orange Park, LLC, a wholly-owned subsidiary of the Company, acquired the land and building associated with the Company’s leaseback shopping center located in Orange Park, Florida. The Company’s lease with the owner of the land and building was terminated in connection therewith. The Company used net cash proceeds of approximately $1.83 million from the sale of its former manufacturing and warehouse facility, and approximately $1.03 million of additional cash to purchase the income-producing property for approximately $2.86 million, including costs associated with completing the transaction. The acquisition was structured in order to qualify the sale for tax deferral under Internal Revenue Code Section 1031.
On July 14, 2006, Stewartsboro Crossing, LLC, a wholly-owned subsidiary of the Company, acquired a shopping center located in Smyrna, Tennessee. The Company used net cash proceeds from the sale of its medical office building, along with interim bank financing of $2.6 million, to purchase the income-producing property for approximately $5.27 million, including the costs associated with completing the transaction. On September 8, 2006, the Company replaced its interim bank financing with a permanent mortgage in the amount of $4.1 million. The acquisition was structured in order to qualify the sale for tax deferral under Internal Revenue Code Section 1031.
Fiscal 2006
There were no acquisitions in fiscal 2006.
GAINS ON SALE OF REAL ESTATE HELD FOR SALE OR FUTURE DEVELOPMENT
Fiscal 2008
On March 28, 2008, in lieu of a formal condemnation, the City of Oakwood, Georgia, acquired approximately 1.8 acres of the Company’s undeveloped land located in Oakwood, Georgia, for $860,000, which generated a pre-tax gain on the sale of approximately $581,000. For income tax purposes, the Company treated this transaction as an involuntary conversion under Section 1033 of the Internal Revenue Code, which allows for tax deferral of the gain if the Company acquires a qualified replacement property by no later than April 30, 2011. The Company currently intends to use the net proceeds from this sale to acquire an income-producing property. There can be no assurance, however, that the Company will be able to successfully complete such acquisition.
Fiscal 2007
On April 26, 2007, the Company sold an outlot located in North Fort Myers, Florida, for a price of $925,000, resulting in a pre-tax gain on the sale of approximately $335,000. After selling expenses, the sale generated net cash proceeds of approximately $842,000.
On August 29, 2006, the Company sold its former manufacturing and warehouse facility located in downtown Atlanta, Georgia, for a price of $2.05 million, resulting in a pre-tax gain on the sale of approximately $1.55 million. After selling expenses, the sale generated cash proceeds of approximately $1.87 million. The Company used the net proceeds from this sale to re-acquire the land and building associated with its shopping center in Orange Park, Florida, which qualified the sale under Internal Revenue Code Section 1031 for federal income tax deferral.
Fiscal 2006
On April 28, 2006, the Company sold a 7.1 acre outlot in North Fort Myers, Florida, for a price of approximately $2.4 million, resulting in a pre-tax gain on the sale of approximately $1.2 million. After selling expenses, the sale generated cash proceeds of approximately $2.36 million.
On December 22, 2005, the Company sold a 4.7 acre tract of land in Louisville, Kentucky, for a price of approximately $270,000, resulting in a pre-tax gain on the sale of approximately $184,000. After selling expenses, the sale generated cash proceeds of approximately $265,000.
On October 28, 2005, the Company sold an outlot located in North Fort Myers, Florida, for a price of $625,000, resulting in a pre-tax gain on the sale of approximately $296,000. After selling expenses, the sale generated proceeds of approximately $576,000.
On October 21, 2005, the Company sold an outlot in North Fort Myers, Florida, for a price of approximately $529,000, resulting in a pre-tax gain on the sale of approximately $246,000. After selling expenses, the sale generated cash proceeds of approximately $490,000.
DISCONTINUED OPERATIONS
Fiscal 2008
On July 31, 2007, the Company sold: its leasehold interest in the land and its owned shopping center building located in Columbus, Georgia; and its owned shopping center located in Orange Park, Florida; for a total combined price of $5.24 million, resulting in a pre-tax gain on the sales of approximately $2.32 million. After selling expenses, these sales generated net cash proceeds of approximately $4.94 million. In addition, the Company purchased its minority partners’ interests in the Columbus, Georgia, shopping center by utilizing two notes payable totaling approximately $400,000. In December 2007, the Company paid off one of the notes in the amount of approximately $160,000; the second note is recorded on the accompanying consolidated balance sheet as current maturities of long-term debt. The Company’s federal tax liability on the gains related to the sales is approximately $1.5 million, which will be offset with the Company’s net operating loss carry-forwards for tax purposes.
On December 13, 2007, the Company sold its owned office park located in Marietta, Georgia, for a price of $10.3 million, resulting in a pre-tax gain on the sale of approximately $2.085 million. After selling expenses and repayment of the mortgage loan and associated costs, the sale generated cash proceeds of approximately $3.4 million. The Company intended to use the net proceeds from this sale to acquire an income-producing property, which would have qualified the sale under Internal Revenue Code Section 1031 for federal income tax deferral, and therefore initially placed the proceeds with a qualified third party intermediary in connection therewith. However, the Company did not complete such acquisition, and therefore the proceeds were released from the intermediary to the Company on June 11, 2008. The Company’s federal tax liability on the gain related to the sale is approximately $1.8 million, which will be offset by the Company’s net operating loss carry-forwards for tax purposes.
Fiscal 2007
On November 1, 2006, the Company sold its owned shopping center located in Morton, Illinois, for a price of $3.55 million, resulting in a pre-tax gain on the sale of approximately $3.48 million. After selling expenses, repayment of the mortgage loan and associated costs, the sale generated net cash proceeds of approximately $1.72 million. The Company used the net cash proceeds from this sale in the acquisition of its office building located in Newnan, Georgia, which qualified the sale under Internal Revenue Code Section 1031 for federal income tax deferral.
Fiscal 2006
On January 30, 2006, the Company sold its medical office building in Douglasville, Georgia, for a price of $5.5 million, resulting in a pre-tax gain on the sale of approximately $1.38 million. After selling expenses and the repayment of the mortgage note payable, the sale generated cash proceeds of approximately $2.5 million. On July 14, 2006, the Company used the proceeds in the acquisition of the shopping center located in Smyrna, Tennessee, which qualified the sale for federal income tax deferral under Internal Revenue Code Section 1031.
OTHER DISPOSITIONS
Fiscal 2008
On July 31, 2007, the Company sold its leaseback interest in a shopping center located in Jacksonville, Florida, for a price of $1,552,500, resulting in a pre-tax gain on the sale and net cash proceeds of approximately $1,457,000.
Fiscal 2007
On March 12, 2007, the Company sold its leaseback interest in a shopping center located in Richfield, Minnesota, for a price of $150,000, resulting in a pre-tax gain on the sale and net cash proceeds of approximately $140,000. The Company

Part II (continued)
used the net cash proceeds from this sale as part of the consideration in the acquisition of its office building located in Newnan, Georgia, which qualified the sale for federal income tax deferral under Internal Revenue Code Section 1031.
Fiscal 2006
On April 13, 2006, the Company sold its leaseback interest in a shopping center located in Bayonet Point, Florida, for a price of $425,000, resulting in a pre-tax gain on the sale and net cash proceeds of approximately $415,000.
LIQUIDITY AND CAPITAL RESOURCES
Working capital was approximately $13,770,000 at April 30, 2008, compared to approximately $5,714,000 at April 30, 2007, an increase of 141%.
Operating activities used cash of approximately $1,846,000 primarily for:
a)	the increase in BPE accounts receivable, costs and earnings in excess of billings and other current assets of approximately $1,167,000, primarily due to the higher level of revenues, the timing of billings, and the receipt of payments; and

b)	current-year losses from continuing operations of approximately $766,000;

partially offset by:

c)	a net increase in BPE trade accounts payable, accrued expenses, other liabilities and billings in excess of costs and earnings of approximately $87,000, due to the timing and submission of payments;
Investing activities used cash of approximately $3,803,000 primarily for:
a)	the deposit with a qualified intermediary of cash proceeds of approximately $3,471,000 generated from the sale of the Company’s owned office park in Marietta, Georgia, for the intended purpose of purchasing a replacement property to qualify the sale for tax deferral under Internal Revenue Code Section 1031. The Company elected not to purchase a replacement property and the proceeds were released to the Company in June 2008;

b)	additions to income-producing properties of approximately $733,000, primarily related to tenant and building improvements;

c)	additions to intangible assets of approximately $270,000, primarily related to development of enhancements to BPE’s proprietary building productivity software solutions; and

d)	additions to property and equipment of approximately $182,000;

partially offset by:

e)	cash proceeds of approximately $852,000 generated by the conveyance, in lieu of condemnation, of a portion of the Company’s undeveloped land located in Oakwood, Georgia, which was transferred in March 2008.
Financing activities used cash of approximately $372,000 primarily for:
a)	scheduled principal payments on mortgage notes and other long-term debt of approximately $557,000;

b)	costs of approximately $57,000 related to the refinancing of a long-term mortgage in the Real Estate Segment; and

c)	payments of the regular quarterly cash dividends to shareholders of approximately $509,000;

partially offset by:

d)	net proceeds of approximately $700,000 from the placement of the permanent mortgage loan of $3,200,000 on the Company’s office building located in Newnan, Georgia, which replaced the interim loan of $2,500,000; and

e)	proceeds of $51,000 from the exercise of stock options.
Discontinued operations provided cash of $8,741,000 from the sale of the Company’s former office park in Marietta, Georgia, and from the sales of the Company’s shopping centers in Columbus, Georgia, and Orange Park, Florida.
The Company anticipates that its existing cash balances, equity, proceeds from potential sales of real estate, cash flows provided by the potential financing or refinancing of debt obligations, and cash flows generated from operations will, for the foreseeable future, provide adequate liquidity and financial flexibility for the Company to meet its needs for working capital, capital expenditures, and investment activities.
In June 2008, the Company acquired the operating business, substantially all of the assets, and assumed certain liabilities of Atlantic Lighting and Supply Company, Inc. for a purchase price of approximately $1.6 million. The consideration consisted of 17,381 newly-issued shares of the Company’s Common Stock, with a fair value of $100,000, the assumption of approximately $572,000 of liabilities, a promissory note in the amount of $100,000, and approximately $861,000 in cash, including direct acquisition costs.
Secured Letter of Credit
In conjunction with the terms of the mortgage on one of its owned office buildings, the Company is required to provide for potential future tenant improvement costs and lease commissions at that property by providing additional collateral, in the form of a letter of credit, in the amount of: $150,000 from July 17, 2002, through July 16, 2005; $300,000 from July 17, 2005, through July 16, 2008; and $450,000 from July 17, 2008, through August 1, 2012. The letter of credit is secured by a certificate of deposit, which is recorded on the accompanying consolidated balance sheet, as of April 30, 2008, and April 30, 2007, as a long-term other asset.
Repurchases of Common Stock
In March 2008, the Company’s Board of Directors authorized the repurchase of up to 50,000 shares of the Company’s Common Stock during the twelve-month period commencing on March 8, 2008, and ending on March 7, 2009. In March 2007, the Company’s Board of Directors authorized the repurchase of up to 50,000 shares of the Company’s Common Stock during the twelve-month period, commencing on March 8, 2007, and ending on March 8, 2008. In March 2006, the Company’s Board of Directors authorized the repurchase of up to 50,000 shares of the Company’s Common Stock during the twelve month period commencing on March 4, 2006, and ending March 3, 2007. The Company repurchased 4,900 shares in fiscal 2007. There were no shares repurchased during fiscal 2008 or fiscal 2006.
CONTRACTUAL OBLIGATIONS
A summary of the Company’s contractual obligations at April 30, 2008, are as follows:

	Payments Due by Period
		Less than			More than
Contractual Obligations	Total	1 Year	1–3 Years	3–5 Years	5 Years

Mortgage notes payable(1)	$25,907,876	$1,578,803	$3,175,195	$2,713,078	$18,440,800
Operating leases(2)	482,180	105,203	210,406	166,571	—
Other long-term debt(3)	1,789,161	402,043	456,180	930,938	—

Total	$28,179,217	$2,086,049	$3,841,781	$3,810,587	$18,440,800

(1)	Regularly scheduled principal amortization and interest payments and final payments due upon maturity. In computing interest expense, the Company used the applicable contractual rate. All of the mortgage notes payable are fixed rate debt instruments. The Company’s liability for repayment of each of these mortgages is limited by exculpatory provisions to its interest in the respective mortgaged properties.

(2)	Future minimum rental payments on the leaseback shopping center. The Company’s liability for payment under this lease is limited to its interest in the leaseback.

(3)	In computing interest expense related to variable rate debt, a coupon rate of 6.5% (prime rate at April 30, 2008, plus 1.5%) was used for all periods, and for fixed rate debt, the applicable contractual rate was used for all periods.
EFFECTS OF INFLATION ON REVENUES AND OPERATING PROFITS
The effects of inflation upon the Company’s operating results are varied. Inflation in recent years has been modest and has had minimal effect on the Company.
The Building Performance Efficiency (BPE) Segment generally has contracts that are renewed on an annual basis. At the time of renewal, contract fees may be increased by either the consumer price index as stated in the contract or subject to customer approval. As inflation affects the Company’s costs, primarily personnel, the Company could seek a price increase for its contracts in order to protect its profit margin. Also, the BPE Segment typically engages in contracts of short duration with fixed prices, which normally will minimize any erosion of its profit margin due to inflation.
In the Real Estate Segment, several of the anchor retail tenant leases are long-term (original terms of 20 or more years), with fixed rents, and some of retail leases have contingent rent provisions by which the Company may earn additional rent as a result of increases in tenants’ sales in excess of specified predetermined targets. In some cases, however, the contingent rent provisions permit the tenant to offset against contingent rents any portion of the tenant’s share of ad valorem taxes that is above a specified predetermined amount. If inflation were to rise, the tenant’s sales could increase, potentially generating contingent rent, but ad valorem taxes would probably increase as well, which, in turn, could cause a decrease in the contingent rents. Furthermore, the Company has certain repair and maintenance obligations, and the costs of repairs and maintenance generally increase with inflation.
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

Part II (continued)
REVENUE RECOGNITION
Revenues derived from implementation, training, support and base service license fees from customers accessing the Company’s proprietary building productivity software solutions on an application service provider (ASP) basis is determined according to the provisions of the Securities and Exchange Commission Staff Accounting Bulletin (“SAB”) 104, Revenue Recognition, and Emerging Issues Task Force, or EITF, Issue No. 00-21, Revenue Arrangements with Multiple Deliverables. Accordingly, for these sources of revenues, the Company recognizes revenue when all of the following conditions are met: there is persuasive evidence of an arrangement; service has been provided to the customer; the collection of fees is probable; and the amount of fees to be paid by the customer is fixed and determinable. The Company’s license arrangements do not include general rights of return. Revenues are recognized ratably over the contract terms beginning on the commencement date of each contract. Amounts that have been invoiced are recorded in accounts receivable and in revenue or deferred revenue, depending on the timing of when the revenue recognition criteria have been met. Additionally, the Company defers the related direct costs and amortizes them over the same time period as the revenue is recognized. Professional services and other revenues, when sold with subscription and support offerings, are accounted for separately when these services have value to the customer on a stand-alone basis and there is objective and reliable evidence of the fair value of each deliverable. For revenue arrangements with multiple deliverables, such as an arrangement that includes subscription, support, consulting or training services, the Company allocates the total amount that the customer will pay to the separate units of accounting based on their relative fair value, as determined by the price of the undelivered items when sold separately. In determining whether the consulting services can be accounted for separately from subscription and support revenues, the Company considers the following factors: availability of the consulting services from other vendors, whether the objective and reliable evidence of fair value exists for the undelivered elements, and the nature of the consulting services.
Revenues derived from energy management and consulting services are accounted for separately, and are recognized as the services are rendered in accordance with SAB 104. Revenues derived from productivity products are recognized when sold.
Revenues derived from energy savings and infrastructure upgrade project revenues are reported on the percentage-of-completion method using costs incurred to date in relation to the estimated total costs of the contracts to measure the stage of completion. Original contract prices are adjusted as necessary for change orders in the amounts that are reasonably estimated based on the Company’s historical experience. The cumulative effects of changes in estimated total contract costs and revenues (change orders) are recorded in the period in which the facts requiring such revisions become known, and are accounted for using the percentage-of-completion method. At the time it is determined that a contract is expected to result in a loss, the entire estimated loss is recorded.
The Company leases space in its income-producing properties to tenants and recognizes minimum base rentals as revenue on a straight-line basis over the lease term. The lease term usually begins when the tenant takes possession of, or controls the physical use of, the leased asset. Generally, this occurs as of the lease commencement date. In determining what constitutes the leased asset, the Company evaluates whether the Company or the tenant is the owner of the improvements. If the Company is the owner of the improvements, then the leased asset is the finished tenant space. In such instances, revenue recognition begins when the tenant takes possession of the finished space, typically when the improvements are substantially complete. If the Company determines that the improvements belong to the tenant, then the leased asset is the unimproved tenant space, and any improvement allowances funded by the Company under the lease are treated as lease incentives that reduce the revenue recognized over the term of the lease. In these circumstances, the Company begins revenue recognition when the tenant takes possession of the unimproved space. The Company considers a number of different factors in order to determine whether the Company or the tenant owns the improvements. These factors include: (1) whether the lease stipulates the terms and conditions of how an improvement allowance may be spent; (2) whether the tenant or the Company retains legal title to the improvements; (3) the uniqueness of the improvements; (4) the expected economic life of the improvements relative to the length of the lease; and (5) who constructs or directs the construction of the improvements. The determination of who owns the improvements is subject to significant judgment. In making this determination, the Company considers all of the above factors; however, no one factor is determinative in reaching a conclusion. Certain leases may also require tenants to pay additional rental amounts as partial reimbursements for their share of property operating and common area expenses, real estate taxes, and insurance, which reimbursements are recognized as revenues when earned. In addition, certain leases require retail tenants to pay incremental rental amounts, which are contingent upon their individual store’s sales. These percentage rents are recognized as revenues only if and when earned, and are not recognized on a straight-line basis.
Revenues from the sale of real estate assets are recognized when all of the following has occurred: (a) the property is transferred from the Company to the buyer; (b) the buyer’s initial and continuing investment is adequate to demonstrate a commitment to pay for the property; and (c) the buyer has assumed all future ownership risks of the property. Costs of sales related to the sale of real estate assets are based on the specific property sold. If a portion or a unit of a property is sold, a proportionate share of the property is charged to the cost of sales.

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
VALUATION OF GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill and intangible assets with indefinite lives are reviewed for impairment on an annual basis or whenever events or changes in circumstances indicate that the carrying basis of the assets may not be recoverable. The recoverability of assets to be held and used is measured by a comparison of the carrying basis of the asset to the future net discounted cash flows expected to be generated by the asset. If an asset is determined to be impaired, the impairment to be recognized is determined by the amount by which the carrying amount of the asset exceeds the asset’s estimated fair value. Assets to be disposed of are reported at the lower of their carrying bases or estimated fair values less estimated costs to sell. The most significant assumptions used in the impairment analysis are estimated future revenue growth, estimated future profit margins and discount rate. The Company estimates future revenue growth by utilizing several factors, which include revenue currently in backlog, commitments from long standing customers, targeted revenue from qualified prospects, revenues expected to be generated from new sales or marketing initiatives, and expected profit margins. The Company estimates future profit margins based on historical pricing and normal price increases. The discount rate is determined by an average cost of the Company’s equity and debt. The Company performed the annual impairment analysis of goodwill and indefinite-lived intangible assets for the BPE Segment in the quarter ended January 31, 2008, as required by SFAS 142. As part of the analysis, the Company used an income approach under a discounted cash flow model to determine its measure of fair value. Additionally, the Company performed a sensitivity analysis assuming the discount rate was higher and the growth rate was lower than the assumptions used in the initial analysis. The annual analysis resulted in a determination of no impairment for fiscal 2008. As of April 30, 2008, the Company does not believe that any of its goodwill or other intangible assets are impaired.
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
RECENT ACCOUNTING PRONOUNCEMENTS
Effective May 1, 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainties in Income Taxes, (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement attribute for recognizing tax return positions in the financial statements as those which are “more likely than not” to be sustained upon examination by the taxing authority. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting for income tax uncertainties in interim periods and the level of disclosures associated with any recorded income tax uncertainties. The Company adopted FIN 48 on May 1, 2007, and the adoption of FIN 48 has not had a material impact on the Company’s financial position or results of operations.
In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141(R)”), which replaces SFAS No. 141, Business Combinations. SFAS 141(R) retains the underlying concepts of SFAS 141 in that all business combinations are still required to be accounted for at fair value under the acquisition method of accounting, but SFAS 141(R) changed the method of applying the acquisition method in a number of significant aspects. Acquisition costs will generally be expensed as incurred; noncontrolling interests will be valued at fair value at the acquisition date; in-process research and development will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date;

Part II (continued)
restructuring costs associated with a business combination will generally be expensed subsequent to the acquisition date; and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense. SFAS 141(R) is effective on a prospective basis for all business combinations for which the acquisition date is on or after the beginning of the first annual period subsequent to December 15, 2008, with the exception of the accounting for valuation allowances on deferred taxes and acquired tax contingencies. SFAS 141(R) amends SFAS 109 such that adjustments made to valuation allowances on deferred taxes and acquired tax contingencies associated with acquisitions that closed prior to the effective date of SFAS 141(R) would also apply the provisions of SFAS 141(R). Early adoption is not permitted. The Company is currently evaluating the effects, if any, that SFAS 141(R) could have on the Company’s financial statements.
In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in accordance with GAAP, and expands disclosures about fair value measurements. SFAS 157 applies where other accounting pronouncements require or permit fair value measurements; it does not require any new fair value measurements under GAAP. SFAS 157 will be effective for the Company on May 1, 2009. The effects of adoption will be determined by the types of instruments carried at fair value in the Company’s financial statements at the time of adoption as well as the method utilized to determine their fair values prior to adoption. The Company has determined that this statement will not have a significant impact on the determination or reporting of the Company’s financial results.
In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115. SFAS 159 will be effective for the Company on May 1, 2009. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. This statement also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. Unrealized gains and losses on items for which the fair value option is elected would be reported in earnings. The Company has determined that this statement will not have a significant impact on the determination or reporting of the Company’s financial results.
CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION
Certain statements contained or incorporated by reference in this Annual Report on Form 10-K, including without limitation, statements containing the words “believes,” “anticipates,” “estimates,” “expects,” “plans,” and words of similar import, are forward-looking statements within the meaning of the federal securities laws. Such forward-looking statements involve known and unknown risks, uncertainties, and other matters which may cause the actual past results, performance, or achievements of the Company to be materially different from any future results, performance, or uncertainties expressed or implied by such forward-looking statements.
The factors set forth in “ITEM 1A. RISK FACTORS” could cause actual results to differ materially from those predicted in the Company’s forward-looking statements. In addition, factors relating to general global, national, regional, and local economic conditions, including international political instability, national defense, homeland security, natural disasters, terrorism, employment levels, wage and salary levels, consumer confidence, availability of credit, taxation policies, the Sarbanes-Oxley Act, SEC reporting requirements, fees paid to vendors in order to remain in compliance with the Sarbanes-Oxley Act and SEC requirements, interest rates, capital spending, energy and other utility costs, and inflation could positively or adversely impact the Company and its customers, suppliers, and sources of capital. Any significant adverse impact from these factors could result in material adverse effects on the Company’s results of operations and financial condition.
The Company is also at risk for many other matters beyond its control, including, but not limited to: the possible impact, if any, on earnings due to the ultimate disposition of legal proceedings in which the Company may be involved; the potential loss of significant customers; the Company’s future ability to sell or refinance its real estate assets; the possibility of not achieving projected backlog revenues or not realizing earnings from such revenues; the cost and availability of insurance; the ability of the Company to attract and retain key personnel; weather conditions; changes in laws and regulations, including changes in accounting standards, generally accepted accounting principles, and regulatory requirements of the SEC and NASDAQ; overall vacancy rates in the markets where the Company leases retail and office space; overall capital spending trends in the economy; the timing and amount of earnings recognition related to the possible sale of real estate properties held for sale; delays in or cancellations of customers’ orders; inflation; the level and volatility of energy and gasoline prices; the level and volatility of interest rates; the failure of a subcontractor to perform; and the deterioration in the financial stability of an anchor tenant, significant customer, or subcontractor.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders of Servidyne, Inc.:
We have audited the accompanying consolidated balance sheets of Servidyne, Inc. and subsidiaries (the “Company”) as of April 30, 2008 and 2007, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended April 30, 2008. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Servidyne, Inc. and subsidiaries as of April 30, 2008, and 2007, and the results of their operations and their cash flows for each of the three years in the period ended April 30, 2008, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule for 2008, 2007, and 2006 when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth herein.
As described in Note 2 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards Board No. 123(R), Share-Based Payment, on May 1, 2006, based on the modified prospective application transition method.
Atlanta, Georgia
July 14, 2008

Management Report on Internal Controls over Financial Reporting
Management of Servidyne, Inc. (the “Company”) is responsible for establishing and maintaining adequate internal controls over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended.
Because of its inherent limitations, internal controls over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate. Internal controls over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations. Internal controls over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal controls over financial reporting also can be circumvented by collusion or improper management override. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal controls over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, the risk.
Company management assessed the effectiveness of the Company’s internal controls over financial reporting as of April 30, 2008. In making this assessment, Company management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.
Based on its assessment, management believes that, as of April 30, 2008, the Company’s internal controls over financial reporting were effective based on those criteria.

Consolidated Balance Sheets

	April 30,
	2008	2007

ASSETS

CURRENT ASSETS:
Cash and cash equivalents (Note 3)	$8,382,947	$5,662,894
Restricted cash (Note 3)	3,470,700	—
Receivables:
Trade accounts and notes, net of allowance for doubtful accounts of $33,196 in 2008, and $10,104 in 2007	1,610,846	1,382,081
Contracts, net of allowance for doubtful accounts of $93,811 in 2008, and $4,609 in 2007, including retained amounts of $91,357 in 2008, and $200,447 in 2007 (Note 5)	1,998,077	830,080
Costs and earnings in excess of billings (Note 5)	275,754	265,540
Assets of discontinued operations	—	252,311
Deferred income taxes (Note 10)	750,488	443,030
Other (Note 2)	1,011,304	1,363,663

Total Current Assets	17,500,116	10,199,599

INCOME-PRODUCING PROPERTIES, net (Notes 6 and 8)	21,773,409	21,626,985
PROPERTY AND EQUIPMENT, net (Note 7)	811,900	832,888
ASSETS OF DISCONTINUED OPERATIONS (Note 4)	—	10,903,560
OTHER ASSETS:
Real estate held for future development or sale	853,109	1,124,850
Intangible assets, net (Note 17)	3,222,125	3,713,524
Goodwill (Note 17)	5,458,717	5,458,717
Other (Note 2)	2,696,174	3,533,298

Total Assets	$52,315,550	$57,393,421

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Trade and subcontractors payables, including retained amounts of $54,638 in 2008, and $63,541 in 2007	$550,360	$605,857
Accrued expenses	1,143,794	1,078,723
Deferred revenue	848,197	709,306
Accrued incentive compensation	494,000	584,416
Billings in excess of costs and earnings (Note 5)	62,559	219,305
Liabilities of discontinued operations (Note 4)	—	388,620
Current maturities of mortgage notes and other long-term debt	631,736	899,790

Total Current Liabilities	3,730,646	4,486,017

DEFERRED INCOME TAXES (Note 10)	5,271,441	4,233,498
LIABILITIES OF DISCONTINUED OPERATIONS (Note 4)	—	6,052,018
OTHER LIABILITIES	1,138,316	2,074,954
MORTGAGE NOTES PAYABLE, less current maturities (Note 8)	18,603,769	17,911,723
OTHER LONG-TERM DEBT, less current maturities (Note 9)	1,105,000	1,175,000

Total Liabilities	29,849,172	35,933,210

COMMITMENTS AND CONTINGENCIES (Notes 8, 9, and 18)
SHAREHOLDERS’ EQUITY:
Common Stock, $1 par value; 5,000,000 shares authorized; 3,708,836 issued and 3,539,770 outstanding at April 30, 2008; 3,695,336 issued and 3,527,070 outstanding at April 30, 2007	3,708,836	3,695,336
Additional paid-in capital	5,045,100	4,875,160
Retained earnings	14,511,159	13,684,779
Treasury stock (common shares) of 169,066 in 2008, and 168,266 in 2007	(798,717)	(795,064)

Total Shareholders’ Equity	22,466,378	21,460,211

Total Liabilities and Shareholders’ Equity	$52,315,550	$57,393,421

See accompanying notes to consolidated financial statements.

Consolidated Statements of Operations

	Years Ended April 30,
	2008	2007	2006

REVENUES:
Building Performance Efficiency (“BPE”)	$14,249,228	$12,829,553	$11,611,479
Real Estate	5,060,045	4,098,818	4,209,190

	19,309,273	16,928,371	15,820,669

Interest income	294,288	260,708	180,478
Other income	129,480	77,262	316,659

TOTAL REVENUES	19,733,041	17,266,341	16,317,806

COSTS AND EXPENSES:
BPE	9,539,949	8,142,049	6,735,464
Real Estate, excluding interest	2,225,353	2,438,852	2,618,363

TOTAL COSTS AND EXPENSES	11,765,302	10,580,901	9,353,827

Selling, general and administrative expenses	9,137,012	9,191,979	8,686,791
Interest expense	1,371,171	1,135,769	890,169

TOTAL OPERATING EXPENSES	22,273,485	20,908,649	18,930,787

GAINS ON SALE OF REAL ESTATE (Note 15), net of costs of sales of $279,481 in 2008, $1,094,679 in 2007, and $1,895,697 in 2006	580,519	1,880,321	1,928,290

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(1,959,925)	(1,761,987)	(684,691)

INCOME TAX EXPENSE (BENEFIT) (Note 10):
Current	15,907	(20,574)	46,505
Deferred	(815,290)	(593,008)	(306,688)

TOTAL INCOME TAX BENEFIT	(799,383)	(613,582)	(260,183)

LOSS FROM CONTINUING OPERATIONS	(1,160,542)	(1,148,405)	(424,508)

DISCONTINUED OPERATIONS (Note 4):
Earnings (loss) from discontinued operations, adjusted for applicable income tax expense (benefit) of $11,219, ($27,463), and $56,825, respectively	18,305	(44,809)	92,716
Gain on sale of real estate income-producing properties, adjusted for applicable income tax expense of $1,518,651, $1,323,733, and $525,600, respectively	2,477,799	2,159,840	857,558

EARNINGS FROM DISCONTINUED OPERATIONS	2,496,104	2,115,031	950,274

NET EARNINGS	$1,335,562	$966,626	$525,766

NET (LOSS) EARNINGS PER SHARE (Note 13):
From continuing operations—basic and diluted	$(.31)	$(.31)	$(.11)
From discontinued operations—basic and diluted	.67	.57	.26

NET EARNINGS PER SHARE—BASIC AND DILUTED	$.36	$.26	$.14

See accompanying notes to consolidated financial statements.

Consolidated Statements of Shareholders’ Equity

			Additional	Deferred
	Common Stock		Paid-In	Stock	Retained	Treasury
	Shares	Amount	Capital	Compensation	Earnings	Stock	Total

BALANCES at April 30, 2005	3,357,601	$3,357,601	$3,067,982	$(14,162)	$15,186,932	$(684,942)	$20,913,411

Net earnings	—	—	—	—	525,766	—	525,766
Common Stock issued	1,800	1,800	6,660	(8,460)	—	—
Stock compensation expense	—	—	—	18,202	—	(1,871)	16,331
Stock option exercise	732	732	2,196	—	—	—	2,928
Cash dividends declared— $.14 per share (adjusted for subsequent stock dividend)	—	—	—	—	(511,688)	—	(511,688)
Stock dividend declared— 10% at market value on date declared	335,203	335,203	1,726,295	—	(1,973,934)	(87,564)	—

BALANCES at April 30, 2006	3,695,336	$3,695,336	$4,803,133	$(4,420)	$13,227,076	$(774,377)	$20,946,748

Net earnings	—	—	—	—	966,626	—	966,626
Common Stock acquired	—	—	—	—	—	(19,747)	(19,747)
Stock compensation expense	—	—	72,027	4,420	—	(940)	75,507
Cash dividends declared— $.144 per share	—	—	—	—	(508,923)	—	(508,923)

BALANCES at April 30, 2007	3,695,336	$3,695,336	$4,875,160	$—	$13,684,779	$(795,064)	$21,460,211

Net earnings	—	—	—	—	1,335,562	—	1,335,562
Common Stock issued	2,500	2,500	(2,500)	—	—	—	—
Stock compensation expense	—	—	132,440	—	—	(3,653)	128,787
Stock option exercise	11,000	11,000	40,000	—	—	—	51,000
Cash dividends declared— $.144 per share	—	—	—	—	(509,182)	—	(509,182)

BALANCES at April 30, 2008	3,708,836	$3,708,836	$5,045,100	$—	$14,511,159	$(798,717)	$22,466,378

See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows

	Fiscal Year Ended
	2008	2007	2006

Cash flows from operating activities:
Net earnings	$1,335,562	$966,626	$525,766
Earnings from discontinued operations, net of tax	(2,496,104)	(2,115,031)	(950,274)
Adjustments to reconcile net earnings to net cash used in operating activities:
Gain on sale of real estate	(580,519)	(1,880,321)	(1,928,291)
Loss on disposal of assets	108,133	—	17,232
Depreciation and amortization	1,506,618	1,317,905	929,851
Mortgage discount	(30,000)	(30,000)	(30,000)
Deferred tax benefit	(799,383)	(613,582)	(260,183)
Stock compensation expense	128,787	75,507	16,331
Cash surrender value	(67,068)	66,542	(121,110)
Straight-line rent	15,922	(38,264)	(44,568)
Provision for (recovery of) doubtful accounts, net	112,294	27,152	(58,740)
Changes in assets and liabilities, net of effect of acquisitions:
Receivables, net of allowance	(1,509,056)	70,575	301,463
Notes receivable	—	902,505	(509,568)
Costs and earnings in excess of billings	(10,214)	21,284	25,957
Other current assets	352,359	(128,875)	(99,432)
Other assets	—	(14,003)	(33,716)
Trade and subcontractors payable	(55,497)	(70,339)	(182,750)
Accrued expenses	203,962	(52,501)	166,848
Accrued incentive compensation	(90,416)	112,797	(617,750)
Billings in excess of costs and earnings	(156,746)	7,629	(314,836)
Other liabilities	185,436	(59,099)	(84,887)

Net cash used in operating activities	(1,845,930)	(1,433,493)	(3,252,657)

Cash flows from investing activities:
Proceeds from sale of real estate held in escrow	—	418,594	8,272,399
Deposit of cash proceeds from sale of real estate held in escrow	(3,470,700)	(3,861,664)	(3,659,904)
Proceeds from maturity of held-to-maturity investment	—	—	2,000,000
Purchase of held-to-maturity investments	—	—	(300,000)
Proceeds from sale of real estate	852,260	2,709,444	3,245,595
Additions to real estate held for sale or future development	—	(28,546)	—
Additions to income-producing properties	(732,833)	(19,757)	(459,627)
Additions to property, equipment and other	(181,779)	(185,989)	(194,545)
Additions to intangible assets	(269,758)	(799,149)	(802,228)
Acquisition, net of escrowed cash	—	(2,260,045)	—

Net cash (used in) provided by investing activities	(3,802,810)	(4,027,112)	8,101,690

Cash flows from financing activities:
Mortgage proceeds	3,200,000	9,200,000	—
Mortgage repayments	(2,500,000)	(2,600,000)	—
Debt repayments	(556,883)	(479,904)	(486,761)
Repurchase of Common Stock	—	(19,747)	—
Deferred loan costs paid	(57,346)	(154,497)	—
Exercise of stock options	51,000	—	2,928
Cash dividends	(509,182)	(508,923)	(511,688)

Net cash (used in) provided by financing activities	(372,411)	5,436,929	(995,521)

Cash flows from discontinued operations:
Operating activities	312,588	785,612	573,320
Investing activities	14,616,120	(54,077)	5,022,770
Financing activities	(6,187,504)	(2,374,770)	(3,522,442)

Net cash provided by (used in) discontinued operations	8,741,204	(1,643,235)	2,073,648

Net increase (decrease) in cash and cash equivalents	2,720,053	(1,666,911)	5,927,160
Cash and cash equivalents at beginning of period	5,662,894	7,329,805	1,402,645

Cash and cash equivalents at end of period	$8,382,947	$5,662,894	$7,329,805

Supplemental disclosure of non-cash financing activities:
Issuance of Common Stock under 2000 Stock Award Plan	$11,189	$—	$8,460
Supplemental schedule of cash flow information:
Cash paid during the year for interest	$1,519,425	$2,152,747	$2,004,677
Cash (refunded) paid during the year for income taxes, net	$—	$(20,572)	$141,771

See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements
APRIL 30, 2008; APRIL 30, 2007; AND APRIL 30, 2006
1. ORGANIZATION AND BUSINESS
Servidyne, Inc. and subsidiaries (the “Company”) was organized under Delaware law in 1960. In 1984, the Company changed its state of incorporation from Delaware to Georgia. In 2006, the Company changed its name to Servidyne, Inc. from Abrams Industries, Inc. The Company (i) provides building performance efficiency services to companies that own and operate buildings; and (ii) engages in commercial real estate investment and development. The Company’s wholly-owned subsidiaries comprise the two operating segments and include: Servidyne Systems, LLC and The Wheatstone Energy Group, LLC (the “BPE Segment”); and Abrams Properties, Inc. and subsidiaries, and AFC Real Estate, Inc. and subsidiaries (the “Real Estate Segment”).
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(A) Principles of consolidation and basis of presentation
The consolidated financial statements include the accounts of Servidyne, Inc., its wholly-owned subsidiaries, and its former 80% investment in Abrams-Columbus Limited Partnership. The Abrams-Columbus leasehold interest in the land and its owned shopping center were sold in July 2007 (See Footnote 16—“Dispositions”). All significant intercompany balances and transactions have been eliminated in consolidation.
The Company has made reclassifications related to certain income-producing properties that have been sold in accordance with the provisions of Statement of Financial Accounting Standard 144, Accounting for the Impairment or Disposal of Long-Lived Assets, (“SFAS 144”). In addition, the Company has made certain reclassifications in prior years to conform with the current year presentation.
(B) Use of estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities as of the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
(C) Revenue recognition
Revenues derived from the implementation, training, support and base service license fees from customers accessing the Company’s proprietary building productivity software solutions on an application service provider (ASP) basis is determined according to the provisions of the Securities and Exchange Commission Staff Accounting Bulletin (“SAB”) 104, Revenue Recognition, and Emerging Issues Task Force, or EITF, Issue No. 00-21, Revenue Arrangements with Multiple Deliverables. Accordingly, for these sources of revenues, the Company recognizes revenue when all of the following conditions are met: there is persuasive evidence of an arrangement; service has been provided to the customer; the collection of fees is probable; and the amount of fees to be paid by the customer is fixed and determinable. The Company’s license arrangements do not include general rights of return. Revenues are recognized ratably over the contract terms beginning on the commencement date of each contract. Amounts that have been invoiced are recorded in accounts receivable and in revenue or deferred revenue, depending on the timing of when the revenue recognition criteria have been met. Additionally, the Company defers the related direct costs and amortizes them over the same time period as the revenue is recognized. Professional services and other revenues, when sold with subscription and support offerings, are accounted for separately when these services have value to the customer on a stand-alone basis and there is objective and reliable evidence of fair value of each deliverable. For revenue arrangements with multiple deliverables, such as an arrangement that includes subscription, support, consulting or training services, the Company allocates the total amount that the customer will pay to the separate units of accounting based on their relative fair values, as determined by the price of the undelivered items when sold separately. In determining whether the consulting services can be accounted for separately from subscription and support revenues, the Company considers the following factors: availability of the consulting services from other vendors, whether the objective and reliable evidence of fair value exists for the undelivered elements, and the nature of the consulting services.
Revenues derived from energy management and consulting services are accounted for separately, and are recognized as the services are rendered in accordance with SAB 104. Revenues derived from productivity products are recognized when sold.
Revenues derived from energy savings and infrastructure upgrade project revenues are reported on the percentage-of-completion method using costs incurred to date in relation to the estimated total costs of the contracts to measure the stage of completion. Original contract prices are adjusted as necessary for change orders in the amounts that are reasonably estimated based on the Company’s historical experience. The cumulative effects of changes in estimated total contract costs and revenues (change orders) are recorded in the period in which the facts requiring such revisions become known, and are accounted for using the percentage-of-completion method. At the time it is determined that a contract is expected to result in a loss, the entire estimated loss is recorded.

Notes to Consolidated Financial Statements (continued)
APRIL 30, 2008; APRIL 30, 2007; AND APRIL 30, 2006
The Company leases space in its income-producing properties to tenants and recognizes minimum base rentals as revenue on a straight-line basis over the lease term. The lease term usually begins when the tenant takes possession of, or controls the physical use of, the leased asset. Generally, this occurs as of the lease commencement date. In determining what constitutes the leased asset, the Company evaluates whether the Company or the tenant is the owner of the improvements. If the Company is the owner of the improvements, then the leased asset is the finished tenant space. In such instances, revenue recognition begins when the tenant takes possession of the finished space, typically when the improvements are substantially complete. If the Company determines that the improvements belong to the tenant, then the leased asset is the unimproved tenant space, and any improvement allowances funded by the Company under the lease are treated as lease incentives that reduce the revenue recognized over the term of the lease. In these circumstances, the Company begins revenue recognition when the tenant takes possession of the unimproved space. The Company considers a number of different factors in order to determine whether the Company or the tenant owns the improvements. These factors include: (1) whether the lease stipulates the terms and conditions of how an improvement allowance may be spent; (2) whether the tenant or the Company retains legal title to the improvements; (3) the uniqueness of the improvements; (4) the expected economic life of the improvements relative to the length of the lease; and (5) who constructs or directs the construction of the improvements. The determination of who owns the improvements is subject to significant judgment. In making this determination, the Company considers all of the above factors; however, no one factor is determinative in reaching a conclusion. Certain leases may also require tenants to pay additional rental amounts as partial reimbursements for their share of property operating and common area expenses, real estate taxes, and insurance, which reimbursements are recognized as revenues when earned. In addition, certain leases require retail tenants to pay incremental rental amounts, which are contingent upon their individual store’s sales. These percentage rents are recognized as revenues only if and when earned, and are not recognized on a straight-line basis.
Revenues from the sale of real estate assets are recognized when all of the following has occurred: (a) the property is transferred from the Company to the buyer; (b) the buyer’s initial and continuing investment is adequate to demonstrate a commitment to pay for the property; and (c) the buyer has assumed all future ownership risks of the property. Costs of sales related to the sale of real estate assets are based on the specific property sold. If a portion or a unit of a property is sold, a proportionate share of the property is charged to the cost of sales.
(D) Cash and cash equivalents and short-term investments
Cash and cash equivalents include money market funds and other highly liquid financial instruments, but exclude restricted cash (current and long-term). The Company considers all highly liquid financial instruments with maturities of three months or less to be cash equivalents, other than restricted cash (current and long-term). The Company considers financial instruments with maturities of three months to one year to be short-term investments. The Company has classified all short-term investments as “held to maturity.” As of April 30, 2008, and April 30, 2007, the Company had a short-term investment in a certificate of deposit that is included in other long-term assets that secures a letter of credit on a mortgage note payable that matures in August 2012.
(E) Restricted cash
Restricted cash (current and long-term) includes proceeds of sales of real estate which the Company elects to be deposited and held temporarily in an escrow account at closing of the sale, in order to fund potential acquisitions of income-producing properties through a tax deferred Internal Revenue Code Section 1031 exchange. If the Company does not complete such an acquisition, then the funds are released from escrow to the Company and converted to cash and cash equivalents. The restricted cash as of April 30, 2008, was released from escrow to the Company on June 11, 2008, and converted to cash and cash equivalents.
(F) Income-producing properties and property and equipment
Income-producing properties are stated at historical cost, and are depreciated for financial reporting purposes using the straight-line method over the estimated useful lives of the assets. Significant additions that extend asset lives are capitalized and then depreciated over their respective estimated useful lives. Routine maintenance and repair costs are expensed as incurred. Interest and other carrying costs related to real estate assets under active development are capitalized. Other costs of development of real estate assets are also capitalized. Capitalization of interest and other carrying costs is discontinued when a development project is substantially completed or if active development ceases.
Property and equipment are recorded at historical cost, and are depreciated for financial reporting purposes using the straight-line method over the estimated useful lives of the respective assets.
(G) Real estate held for future development or sale
Real estate held for future development or sale is carried at the lower of historical cost or fair value less estimated costs to sell.
(H) Deferred loan costs
Costs incurred to obtain loans have been deferred and are being amortized over the terms of the respective loans.

(I) Impairment of long-lived assets and assets to be disposed of
The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset against the future net undiscounted cash flows expected to be generated by the asset. If an asset were determined to be impaired, the amount of impairment to be recognized would be determined by calculating how much the carrying amount of the asset exceeded the asset’s fair value. Assets to be disposed of are reported at the lower of their carrying amounts or fair values less the estimated costs to sell. As of April 30, 2008, the Company does not believe that any of its long-lived assets were impaired.
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
(K) Capitalized computer software
Software development costs are accounted for in accordance with Emerging Issues Task Force (“EITF”) 00-3 that sets forth the accounting of software in a Web hosting arrangement. As such, the Company follows the guidance set forth in Statement of Position (“SOP”) 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, in accounting for the development of its on-demand application services. SOP 98-1 requires that software development costs that are incurred in a preliminary project stage should be expensed as incurred. Costs that are incurred during the application development stage are capitalized and reported at the lower of unamortized cost or net realizable value. Capitalization ceases when the computer software development project, including testing of the computer software, is substantially complete and the software product is ready for its intended use. Capitalized costs are amortized on a straight-line basis over the estimated economic life of the product.
(L) Goodwill and other intangible assets
Intangible assets primarily consist of trademarks, acquired computer software, customer relationships, proprietary BPE software solutions, real estate lease costs, and deferred loan costs. The trademarks are not amortized as they have indefinite lives. However, the acquired computer software, proprietary BPE software solutions, lease costs, and deferred loan costs are amortized using the straight-line method over the following estimated useful lives:

Acquired computer software	3 years
Proprietary BPE software solutions	5 years
Customer relationships	5 years
Lease costs	Over the term of the lease
Loan costs	Over the term of the loan
Goodwill and intangible assets with indefinite lives are reviewed for impairment on an annual basis or whenever events or changes in circumstances indicate that the carrying basis of an asset may not be recoverable. The recoverability of assets to be held and used is measured by a comparison of the carrying basis of the asset to the future net discounted cash flows expected to be generated by the asset. If an asset is determined to be impaired, the amount of impairment to be recognized is determined by calculating how much the carrying amount of the asset exceeds the asset’s estimated fair value. Assets to be disposed of are reported at the lower of their respective carrying bases or estimated fair values less estimated costs to sell. The most significant assumptions in the impairment analysis are estimated future revenue growth, estimated future profit margins and discount rate. The Company estimates future revenue growth by utilizing several factors, which include revenue currently in backlog, commitments from long standing customers, targeted revenue from qualified prospects, revenues expected to be generated from new sales or marketing initiatives, and expected profit margins. The Company estimates future profit margins based on historical pricing and normal price increases. The discount rate to be utilized is determined by an average cost of the Company’s equity and debt. The Company performed the annual impairment analysis of goodwill and indefinite-lived intangible assets for the BPE Segment in the quarter ended January 31, 2008, as required by SFAS 142. As part of the impairment test, the Company used an income approach under a discounted cash flow model to determine its measure of fair value. Additionally, the Company performed a sensitivity analysis assuming the discount rate was higher and the growth rate was lower than the assumptions used in the initial analysis. The annual analysis resulted in a determination of no impairment in fiscal 2008. As of April 30, 2008, the Company does not believe that any of its goodwill or other intangible assets are impaired.
(M) Derivative instruments and hedging activities
The Company accounts for derivative instruments and hedging activities, if any, in accordance with SFAS 133, Accounting for Derivative Instruments and Hedging Activities, as amended. Under SFAS 133, derivative instruments are recognized in the balance sheet at fair value, and changes in the fair value of such instruments are recognized currently in earnings, unless specific hedge accounting criteria are met. In the years ended April 30, 2008, April 30, 2007, and April 30, 2006, the Company had no derivative instruments or hedging activities.

Notes to Consolidated Financial Statements (continued)
APRIL 30, 2008; APRIL 30, 2007; AND APRIL 30, 2006
(N) Discontinued operations
The Company adopted SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, effective in fiscal 2003, which requires, among other things, that the gains and losses from the disposition of certain income-producing real estate assets, and associated liabilities, operating results, and cash flows, be reflected as discontinued operations in the financial statements for all periods presented. Although net earnings is not affected, the Company has reclassified the results of sold assets that were previously included in continuing operations as discontinued operations for qualifying dispositions under SFAS 144.
(O) Other current assets
Other current assets consisted of the following as of April 30, 2008, and April 30, 2007:

	2008	2007

Inventory	$359,181	$284,738
Other	180,379	134,215
Prepaid real estate taxes	156,562	118,087
Deferred costs	115,865	139,052
Prepaid insurance	79,708	79,971
Prepaid rent	52,139	39,574
Deposits	42,470	25,320
Prepaid consulting fees	25,000	25,000
Cash surrender value of life insurance	—	517,706

	$1,011,304	$1,363,663

(P) Other assets
Other assets consisted of the following as of April 30, 2008, and April 30, 2007:

	2008	2007

Cash surrender value of life insurance	$1,200,684	$1,077,615
Deferred executive compensation	1,032,145	1,968,345
Short-term investment	300,000	300,000
Straight-line rent	153,845	176,838
Notes receivable	9,500	10,500

	$2,696,174	$3,533,298

(Q) Recent accounting pronouncements
Effective May 1, 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainties in Income Taxes (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement attribute for recognizing tax return positions in the financial statements to be those which are “more likely than not” to be sustained upon examination by the taxing authority. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting for income tax uncertainties in interim periods, and the level of disclosures associated with any recorded income tax uncertainties. The Company adopted FIN 48 on May 1, 2007, and the adoption of FIN 48 did not have a material impact on the Company’s financial position or results of operations.
In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141(R)”), which replaces SFAS No. 141, “Business Combinations.” SFAS 141(R) retains the underlying concepts of SFAS 141 in that all business combinations are still required to be accounted for at fair value under the acquisition method of accounting, but SFAS 141(R) changed the method of applying the acquisition method in a number of significant aspects. Acquisition costs will generally be expensed as incurred; noncontrolling interests will be valued at fair value at the acquisition date; in-process research and development will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date; restructuring costs associated with a business combination will generally be expensed subsequent to the acquisition date; and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense. SFAS 141(R) is effective on a prospective basis for all business combinations for which the acquisition date is on or after the beginning of the first annual period subsequent to December 15, 2008, with the exception of the accounting for valuation allowances on deferred taxes and acquired tax contingencies. SFAS 141(R) amends SFAS 109 such that adjustments made to valuation allowances on deferred taxes and acquired tax contingencies associated with acquisitions that closed prior to the effective date of SFAS 141(R) would also apply the provisions of SFAS 141(R). Early adoption is not permitted. The Company is currently evaluating the effects, if any, that SFAS 141(R) could have on the Company’s financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in accordance with GAAP, and expands disclosures about fair value measurements. SFAS 157 applies where other accounting pronouncements require or permit fair value measurements; it does not require any new fair value measurements under GAAP. SFAS 157 will be effective for the Company on May 1, 2009. The effects of adoption will be determined by the types of instruments carried at fair value in the Company’s financial statements at the time of adoption as well as the method utilized to determine their fair values prior to adoption. The Company has determined that this statement will not have a significant impact on the determination or reporting of the Company’s financial results.
In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115. SFAS 159 will be effective for the Company on May 1, 2009. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. This statement also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. Unrealized gains and losses on items for which the fair value option is elected would be reported in earnings. The Company has determined that this statement will not have a significant impact on the determination or reporting of the Company’s financial results.
(R) Stock compensation
On June 5, 2008, the Company awarded a stock dividend of five percent (5%) to all shareholders of record on June 18, 2008. Accordingly, on July 1, 2008, the Company issued 177,708 shares of stock pursuant to the stock dividend. All stock options and SARs have been adjusted retroactively to increase the number of stock options and SARs outstanding, to account for the stock dividend for all periods presented.
On May 1, 2006, the Company adopted Statement of Financial Accounting Standard (“SFAS”) 123(R), Share-Based Payment (revised 2004). SFAS 123(R) requires that all equity awards to employees, directors, and outside service providers be expensed by the Company over the requisite service period. The Company adopted this standard using the modified prospective method. Under this method, the Company records compensation expense for all awards it granted after the date it adopted the standard. In addition, as of the effective date, the Company was required to record compensation expense for any unvested portion of previously granted awards that remained outstanding at the date of adoption. The adoption of SFAS 123(R) at that time did not have an impact on the Company’s financial position or results of operations, as there were no unvested equity awards that required an accounting change as of May 1, 2006.
Prior to the adoption of SFAS 123(R), the Company accounted for equity-based compensation under the provisions and related interpretations of Accounting Principles Board (“APB”) 25, Accounting for Stock Issued to Employees. Accordingly, the Company was not required to record compensation expense when stock options were granted to employees and directors as long as the exercise price was no less than the closing price of the stock at the grant date. Under SFAS 123, Accounting for Stock-Based Compensation, as amended by SFAS 148, Accounting for Stock-Based Compensation—Transition and Disclosure, the Company continued to follow the guidance of APB 25, but provided pro forma disclosures of net earnings and net earnings per share as if the Company had adopted the provisions of SFAS 123.
If the Company had accounted for its stock-based compensation awards in accordance with SFAS 123 prior to its adoption, the results would have been as follows for the year ended April 30, 2006:

Net earnings, as reported	$525,766
Add: Stock-based compensation	25,107
Deduct: Total stock-based compensation expense as determined under fair value based method for all awards, net of related tax effects	(113,999)
Add: Forfeitures, net of related tax effects	12,124

Pro forma net earnings	$448,998

Net earnings per share:
Basic and diluted—as reported	$0.14

Basic and diluted—pro forma	$0.12

The Company has three outstanding types of equity-based incentive compensation instruments in effect with employees, non-employee directors, and outside service providers: stock options, stock appreciation rights and restricted stock.
For fiscal years 2008, 2007, and 2006, the Company’s net earnings included $128,787, $75,507, and $16,331, respectively, of total equity-based compensation expenses, and $48,939, $28,693, and $6,206, respectively, of related income tax benefits. All of these expenses were included in selling, general and administrative expense in the consolidated statements of operations.

Notes to Consolidated Financial Statements (continued)
APRIL 30, 2008; APRIL 30, 2007; AND APRIL 30, 2006
Stock Options
A summary of the stock options activity for the fiscal years ended April 30, is as follows:

	2008		2007		2006
		Weighted		Weighted		Weighted
	Options	Average	Options	Average	Options	Average
	to Purchase	Exercise	to Purchase	Exercise	to Purchase	Exercise
	Shares	Price	Shares	Price	Shares	Price

Outstanding at beginning of year	595,540	$4.44	795,260	$4.46	827,539	$4.45
Granted	—	—	—	—	4,620	4.55
Forfeited	(62,370)	4.43	(199,720)	4.51	(38,093)	4.35
Expired	(38,084)	4.42	—	—	—	—
Exercised	(11,550)	4.42	—	—	(806)	3.64

Outstanding at end of year	483,536	4.45	595,540	4.44	795,260	4.46

Vested at end of year	483,536	$4.45	595,540	$4.44	795,260	$4.46

As of April 30, 2008, 483,536 or 100% of the outstanding and vested stock options were “in the money” and exercisable. As of April 30, 2007, none of the outstanding and vested stock options were “in-the-money” and exercisable. As of April 30, 2006, 4,230 of the outstanding and vested stock options were “in-the-money” and exercisable.
A summary of information about all stock options outstanding as of April 30, 2008, is as follows:

	Number of	Weighted Average
	Outstanding	Remaining
	and Exercisable	Contractual
Exercise Price	Options	Life (Years)

$4.42	415,629	4.50
$4.59	66,990	6.90
$5.19	917	6.13
The Company estimates the fair value of each stock option grant on the date of grant using the Black-Scholes option-pricing model. The risk free interest rate utilized in the Black-Scholes calculation is the interest rate of the U.S. Treasury Bill having the same maturity period as the expected life of the Company’s stock option awards. The expected life of the stock options granted was based on the estimated holding periods of the respective awarded stock options. The expected volatility of the respective stock options granted is based on the historical volatility of the Company’s stock over the preceding five-year period using the month-end per share price. The fair value for each stock option grant was estimated on the respective grant date using the Black-Scholes option-pricing model with the following weighted average assumptions:

2006

Expected life (years)	10
Dividend yield	3.70%
Expected stock price volatility	26%
Risk-free interest rate	4.52%
Using these assumptions, the weighted average fair value per share of stock options granted in fiscal 2006 was $1.11.
There were no stock options granted in fiscal 2008 or fiscal 2007.
Stock Appreciation Rights
A summary of SARs activity for the fiscal years ended April 30, 2008, and April 30, 2007, is as follows:

	2008		2007
		Weighted		Weighted
		Average		Average
	SARs	Exercise	SARs	Exercise
	Units	Price	Units	Price

Outstanding at beginning of year	451,500	$3.86	—	$—
Granted	117,600	5.29	589,050	3.87
Forfeited	(157,500)	3.91	(137,550)	3.90
Exercised	—	—	—	—

Outstanding at end of year	411,600	4.26	451,500	3.86

Vested at end of year	—	$—	—	$—

The SARs awarded have a five-year vesting period, in which 30% of the SARs will vest on the third year anniversary of the date of grant, 30% will vest on the fourth year anniversary of the date of grant, and 40% will vest on the fifth year anniversary of the date of grant, with an early vesting provision by which 100% of SARs would vest immediately if the Company’s stock price closes at or above $19.05 per share (adjusted for stock dividend) for ten (10) consecutive trading days or on the date of a change in control of the Company.
A summary of information about SARs outstanding as of April 30, 2008, is as follows:

	Outstanding	Exercisable	Contractual
Exercise Price	SARs	SARs	Life (Years)

$3.79	113,400	0	8.61
$3.94	185,850	0	8.16
$4.09	10,500	0	9.02
$4.19	10,500	0	9.12
$5.00	52,500	0	9.99
$6.19	38,850	0	9.42
The Company estimates the fair value of each SARs grant on the date of grant using the Black-Scholes option-pricing model. The risk free interest rate utilized in the Black-Scholes calculation is the interest rate of the U.S. Treasury Bill having the same maturity period as the expected life of the Company’s SARs awards. The expected life of the SARs granted was based on the estimated holding period of the respective SARs awards. The expected volatility of the respective SARs granted is based on the historical volatility of the Company’s stock over the preceding five-year period using the month-end per share price. The SARs granted had the following weighted average assumptions and fair value:

	2008	2007

Expected life (years)	7.23	5.0
Dividend yield	2.75%	3.19%
Expected stock price volatility	38.14%	36.17%
Risk free interest rates	4.13%	4.81%
Fair values of SARs granted	$1.16	$0.73
The Company’s net earnings for the year ended April 30, 2008, and April 30, 2007, include $121,434 and $72,027 of equity-based compensation expense, respectively, related to the vesting of SARs. Related income tax benefits were $46,145 and $27,370, respectively. The compensation expense was included in selling, general and administrative expenses in the consolidated statement of operations.
There were no SARs granted in fiscal 2006.
Shares of Restricted Stock
Periodically, the Company has awarded shares of restricted stock to employees, directors and certain outside service providers. Prior to the adoption of SFAS 123(R), the awards were accounted for under APB No. 25 and recorded at fair market value on the date of grant as deferred compensation expense; and compensation expense was recognized over the vesting period on a straight-line basis, net of forfeitures. Upon adoption of SFAS 123(R), $4,420 of deferred compensation expense related to the Company’s shares of restricted stock was reclassified to additional paid in capital. As of April 30, 2007, there was no unrecognized compensation expense. For fiscal years 2008, 2007, and 2006, restricted stock equity-based compensation expense related to the vesting of shares of restricted stock was $7,353, $3,480, and $16,331, respectively, and the related income tax benefits were $2,794, $1,322, and $6,206, respectively.
The following table summarizes restricted stock activity for the fiscal years 2008, 2007, and 2006, respectively:

	2008	2007	2006

Non-vested restricted stock at beginning of year	—	4,640	10,048
Granted	2,625	—	1,984
Forfeited	(840)	(220)	(462)
Vested	—	(4,420)	(6,930)

Non-vested restricted stock at end of year	1,785	—	4,640

The weighted average per share fair value of the restricted stock awards granted in fiscal 2008 and fiscal 2006, was $4.27 and $4.26, respectively. No restricted stock awards were granted in fiscal 2007.

Notes to Consolidated Financial Statements (continued)
APRIL 30, 2008; APRIL 30, 2007; AND APRIL 30, 2006
3. RESTRICTED CASH
Restricted cash (current and long-term) is cash proceeds from sales of real estate which the Company elects to be deposited temporarily into an escrow account at closing of the sale in order to fund potential acquisitions of income-producing properties through a tax deferred Internal Revenue Code Section 1031 exchange. If the Company does not complete such an acquisition, then the funds are released from escrow to the Company and converted to cash and cash equivalents. All of the restricted cash as of April 30, 2008, was released from escrow to the Company on June 11, 2008, and converted to cash and cash equivalents.
4. DISCONTINUED OPERATIONS
The Company is in the business of creating long-term value by periodically realizing gains through the sales of real estate assets, and then redeploying its capital by reinvesting the proceeds from such sales. SFAS 144 requires, among other things, that the operating results of certain income-producing assets, which have been sold, be included in discontinued operations in the statements of operations for all periods presented. The Company classifies an asset as a current asset held for sale when the asset is under a binding sales contract with minimal contingencies and the buyer is materially at risk if the buyer fails to complete the transaction. However, each potential transaction is evaluated based on its separate facts and circumstances. Pursuant to this standard, as of April 30, 2008, the Company had no income-producing properties that were classified as held for disposition or sale.
Interest expense specifically related to mortgage debt on income-producing properties that have been sold is allocated to the results of discontinued operations in accordance with EITF 87-24, Allocation of Interest to Discontinued Operations. The Company has elected not to allocate to discontinued operations other consolidated interest that is not directly attributable to the sold properties or related to other operations of the Company.
REAL ESTATE SALES OF INCOME-PRODUCING PROPERTIES
On December 13, 2007, the Company sold its owned office park located in Marietta, Georgia, and recognized a pre-tax gain on the sale of approximately $2.08 million. On July 31, 2007, the Company sold its leasehold interest in the land and its owned shopping center building located in Columbus, Georgia, and its owned shopping center located in Orange Park, Florida, and recognized a total pre-tax gain on the sales of approximately $1.9 million. On November 1, 2006, the Company sold its owned shopping center located in Morton, Illinois, and recognized a pre-tax gain on the sale of approximately $3.48 million. On January 30, 2006, the Company sold its professional medical office building located in Douglasville, Georgia, and recognized a pre-tax gain on the sale of approximately $1.38 million.
In accordance with SFAS 144, the Company’s historical financial statements have been prepared with the results of operations and cash flows of these sold income-producing properties shown as discontinued operations, with the exception of the revenues, backlog, costs and expenses, and cash flows associated with the shopping center located in Orange Park, Florida, for the period between May 1, 2006, and February 12, 2007, which have not been restated as discontinued operations and are still included in continuing operations; the Company acquired the fee interest in the shopping center on February 12, 2007, and as a result, the property was reclassified as an Owned Shopping Center rather than as a Leaseback Shopping Center. The reader should keep this in mind when analyzing the annual results of operations, backlog and cash flows of the Real Estate Segment.
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

All historical statements have been restated in accordance with SFAS 144. Summarized financial information for discontinued operations for the fiscal years ended April 30 is as follows:

	2008	2007	2006

FORMER CONSTRUCTION SEGMENT
Revenues	$—	$—	$40
Costs and expenses	—	—	(50,411)
Selling, general & administrative expenses	—	14,247	99,699

Operating loss from former Construction Segment	—	(14,247)	(49,248)

REAL ESTATE SEGMENT
Rental revenues	1,129,510	2,297,841	2,925,341
Rental property operating expenses, including depreciation	812,439	1,383,555	1,707,595
Interest expenses and loan prepayment fees	287,547	972,311	1,018,957

Operating earnings (loss) from Real Estate Segment	29,524	(58,025)	198,790

Total operating earnings (loss) from discontinued operations	29,524	(72,272)	149,542
Income tax expense (benefit)	11,219	(27,463)	56,826

Total operating earnings (loss) from discontinued operations, net of tax	18,305	(44,809)	92,716

Gain on sales of income-producing properties	3,996,450	3,483,613	1,383,158
Income tax expense	1,518,651	1,323,773	525,600

Gain on sales of income-producing properties, net of tax	2,477,799	2,159,840	857,558

Earnings from discontinued operations, net of tax	$2,496,104	$2,115,031	$950,274

	Balances at
	April 30, 2008	April 30, 2007

Assets of discontinued operations
Accounts receivable	$—	$2,939
Other current assets	—	249,372
Income-producing properties	—	10,334,044
Property and equipment	—	5,998
Intangible assets	—	219,822
Other assets	—	343,696

	$—	$11,155,871

Liabilities of discontinued operations
Trade and subcontractors payable	$—	$29,451
Accrued expenses	—	223,682
Current maturities of mortgage notes and long-term debt payable	—	135,487
Mortgage notes payable	—	6,052,018

	$—	$6,440,638

5. CONTRACTS IN PROGRESS
Assets and liabilities that are related to contracts in progress, including contracts receivable, are included in current assets and current liabilities, respectively, as they will be liquidated in the normal course of contract completion, which is expected to occur within one year. Amounts billed and costs and earnings recognized on contracts in progress at April 30 were:

	2008	2007

Costs and earnings in excess of billings:
Accumulated costs and earnings	$976,783	$613,835
Amounts billed	701,029	348,295

	$275,754	$265,540

Billings in excess of costs and earnings:
Amounts billed	$4,508,831	$3,028,185
Accumulated costs and earnings	4,446,272	2,808,880

	$62,559	$219,305

Notes to Consolidated Financial Statements (continued)
APRIL 30, 2008; APRIL 30, 2007; AND APRIL 30, 2006
6. INCOME-PRODUCING PROPERTIES
Income-producing properties and their estimated useful lives at April 30 were as follows:

	Estimated
	Useful Lives	2008	2007

Land	N/A	$6,574,218	$6,574,218
Buildings and improvements	7–39 years	18,559,164	18,197,799

		$25,133,382	$24,772,017
Less—accumulated depreciation and amortization		3,359,973	3,145,032

		$21,773,409	$21,626,985

Depreciation expense from continuing operations for the years ended April 30, 2008, April 30, 2007, and April 30, 2006, was $562,720, $448,010, and $329,942, respectively. These amounts are included in Real Estate costs and expenses on the accompanying consolidated statements of operations.
7. PROPERTY AND EQUIPMENT
The major components of property and equipment and their estimated useful lives at April 30 were as follows:

	Estimated
	Useful Lives	2008	2007

Buildings and improvements	3–39 years	$496,276	$496,276
Equipment	3–10 years	1,407,235	1,295,487
Vehicles	3–5 years	308,808	253,184

		$2,212,319	$2,044,947
Less—accumulated depreciation		1,400,419	1,212,059

		$811,900	$832,888

Depreciation expense from continuing operations for the years ended April 30, 2008, April 30, 2007, and April 30, 2006, was $195,865, $188,955, and $175,952, respectively. These amounts are included in selling, general, and administrative expenses on the accompanying consolidated statements of operations.
8. MORTGAGE NOTES PAYABLE AND LEASES
As of April 30, 2008, the Company owned two shopping centers and two office buildings. All of these owned properties were pledged as collateral on respective mortgage notes payable. Exculpatory provisions of the mortgage notes payable limit the Company’s liability for repayment to its interest in each respective owned property.
The owned shopping centers are leased to tenants for terms expiring on various dates during fiscal years 2009 to 2020, while leases on the office properties expire during fiscal years 2010 to 2014. The Company also leases one shopping center under a leaseback arrangement expiring in fiscal year 2013. The Company’s lease on that property contains exculpatory provisions that limit the Company’s liability for payment to its interest in the respective lease. The leaseback shopping center is subleased entirely to the Kmart Corporation. The term of the Company’s lease either is the same as, or may be extended to correspond to, the sublease term.
All leases are operating leases. The owned shopping center leases typically require that the tenants make fixed rental payments over a period of three to 15 years, may grant the tenant renewal options, and may provide for contingent rentals if the tenant’s annual sales volume in the leased space exceeds a predetermined amount. The leases on the office properties typically require tenants to make fixed rental payments over a period of three to seven years. In most cases, the shopping center and office leases provide that the tenants bear a portion of the costs of insurance, repairs, maintenance and taxes.
Base rental revenues recognized from owned shopping centers and office properties in 2008, 2007, and 2006, were approximately $2,717,000, $2,466,000, and $1,947,000, respectively. Base rental revenues recognized from leaseback shopping centers in 2008, 2007, and 2006, were approximately $330,000, $989,000, and $1,421,000, respectively. Contingent rental revenues on all shopping centers in 2008, 2007, and 2006, were approximately $0, $25,000, and $27,000, respectively.

Approximate future minimum annual rental receipts from all income-producing properties are projected as follows:

Year Ending April 30,	Owned	Leaseback

2009	$2,891,000	$255,000
2010	2,778,000	255,000
2011	2,138,000	255,000
2012	1,832,000	255,000
2013	1,278,000	149,000
Thereafter	2,552,000	—

Total	$13,469,000	$1,169,000

The expected future minimum principal and interest payments on mortgage notes payable for the owned income-producing properties, and the approximate future minimum rentals expected to be paid on the leaseback center, are as follows:

	Owned Income-
	Producing Properties		Leaseback
	Mortgage Payments		Center Rental
Year Ending April 30,	Principal	Interest	Payments

2009	$350,861	$1,227,942	$105,203
2010	385,332	1,202,987	105,203
2011	410,048	1,176,828	105,203
2012	437,336	1,149,541	105,203
2013	467,870	658,331	61,368
Thereafter	16,903,183	1,537,617	—

Total	$18,954,630	$6,953,246	$482,180

The mortgage notes payable are due at various dates between August 31, 2012, and June 8, 2017, and bear interest at rates ranging from 5.96% to 7.75%. At April 30, 2008, the weighted average rate for all outstanding debt was 6.53% including other long-term debt and credit facilities (see Note 9—“Other Long-Term Debt”).
Secured letter of credit
In conjunction with terms of the mortgage on an office building, the Company is required to provide for potential future tenant improvement costs and lease commissions with additional collateral, in the form of a letter of credit in the amount of $150,000 from July 17, 2002, through July 16, 2005; $300,000 from July 17, 2005, through July 16, 2008; and $450,000 from July 17, 2008, through August 1, 2012. The letter of credit is secured by a certificate of deposit, which is recorded on the accompanying balance sheet as a long-term other asset as of April 30, 2008, and April 30, 2007.
9. OTHER LONG-TERM DEBT
Other long-term debt at April 30 was as follows:

	2008	2007

Note payable, net of discount ($130,000 at April 30, 2008), bearing interest at the prime rate plus 1.5% (6.5% at April 30, 2008); interest only payments due monthly; matures December 18, 2011; secured by all general assets of The Wheatstone Energy Group, LLC	$870,000	$900,000
Note payable bearing interest at 6.0%; interest due annually on January 31, and principal payments due in installments as defined in the agreement commencing on January 31, 2006; matured and paid in full on January 31, 2008	—	258,000
Note payable bearing interest at 6.8%; interest due annually on December 31, beginning December 31, 2004, and principal payments due annually in installments as defined in the agreement commencing on December 19, 2008; matures on December 19, 2010	275,000	295,000
Note payable bearing interest at 8.25%; interest due monthly on the first day of the month commencing on September 1, 2007, and principal payments due in full at maturity on July 31, 2008	240,875	—
Total other long-term debt	1,385,875	1,453,000
Less current maturities	280,875	278,000

Total other long-term debt, less current maturities	$1,105,000	$1,175,000

Notes to Consolidated Financial Statements (continued)
APRIL 30, 2008; APRIL 30, 2007; AND APRIL 30, 2006
The future minimum principal payments due on other long-term debt are as follows:

Fiscal Year Ending April 30,

2009	$280,875
2010	85,000
2011	150,000
2012	870,000
2013	—
Thereafter	—

Total	$1,385,875

10. INCOME TAXES
The expenses (benefit) for income taxes from continuing operations consist of the following:

	Current	Deferred	Total

Year ended April 30, 2008
Federal	$15,907	$(657,936)	$(642,029)
State and local	—	(157,354)	(157,354)

	$15,907	$(815,290)	$(799,383)

Year ended April 30, 2007
Federal	$(20,574)	$(496,126)	$(516,700)
State and local	—	(96,882)	(96,882)

	$(20,574)	$(593,008)	$(613,582)

Year ended April 30, 2006
Federal	$46,505	$(265,606)	$(219,101)
State and local	—	(41,082)	(41,082)

	$46,505	$(306,688)	$(260,183)

Total income tax benefits from continuing operations recognized in the consolidated statements of operations differ from the amounts computed by applying the federal income tax rate of 34% to pre-tax loss, as a result of the following:

	2008	2007	2006

Computed “expected” benefit	$(666,375)	$(599,076)	$(232,795)
Decrease in income taxes resulting from:
State and local income taxes, net of federal income tax benefit	(78,397)	(70,480)	(27,388)
Permanent items	(13,371)	55,974	—
State net operating loss adjustment	(35,540)	—	—
Other	(5,700)	—	—

	$(799,383)	$(613,582)	$(260,183)

The tax effects of the temporary differences that give rise to significant portions of the deferred income tax assets and deferred income tax liabilities, at April 30, are presented below:

	2008	2007

Deferred income tax assets:
Items not currently deductible for tax purposes:
Net operating loss carryforwards, federal and state(1)	$2,285,566	$2,647,024
Valuation allowance	(236,098)	(236,098)
Income producing properties and property and equipment, principally because of differences in depreciation and capitalized interest	53,981	193,076
Capitalized costs	45,624	49,426
Bad debt reserves	74,322	32,228
Deferred compensation plan expenses	392,287	752,932
Compensated absences	34,820	36,338
Other accrued expenses	629,271	516,879
Other	126,861	151,314

Gross deferred income tax assets	3,406,634	4,143,119

Deferred income tax liabilities:
Income producing properties and property and equipment, principally because of differences in depreciation and capitalized interest	1,322,436	1,052,004
Gain on real estate sales structured as tax-deferred like-kind exchanges	6,521,598	6,648,422
Other	83,553	233,161

Gross deferred income tax liability	$7,927,587	$7,933,587

Net deferred income tax liability	$4,520,953	$3,790,468

(1)	The federal net operating loss carryforwards expire in various years after fiscal 2015. The majority of the state operating loss carryforwards expire in various years after fiscal 2009.
The valuation allowance against deferred tax assets at April 30, 2008, and April 30, 2007, was $236,098 in both years. The valuation allowance reduces tax deferred tax assets to an amount that represents management’s best estimate of the amount of such deferred tax assets that most likely will be realized.
The Company and its subsidiaries’ income tax returns currently are subject to examination by federal and state tax jurisdictions for fiscal years 2005 through 2007.
11. 401(K) PLAN
The Company has a 401(k) plan (the “Plan”) which covers the majority of its employees. Pursuant to the provisions of the Plan, eligible employees may make salary deferral (before tax) contributions of up to 100% of their total compensation per plan year, not to exceed a specified maximum annual contribution as determined by the Internal Revenue Service. The Plan also includes provisions that authorize the Company to make additional discretionary contributions. Such contributions, if made, are allocated among all eligible employees as determined under the Plan. The trustee under the Plan invests the assets of each participant’s account, as directed by the participant. The Plan assets currently do not include any stock of the Company. Funded discretionary employer contributions to the Plan for 2008, 2007, and 2006, were approximately $63,000, $105,000, and $63,000, respectively. The net assets in the Plan, which is administered by an independent trustee, were approximately $5,094,000, $6,380,000, and $5,875,000, at April 30, 2008, April 30, 2007, and April 30, 2006, respectively. In conjunction with the acquisition of the assets of Servidyne Systems, Inc. in fiscal 2002, the Company assumed a 401(k) plan (“the Servidyne Systems Plan”), which covered a significant number of the employees. Under the provisions of the Servidyne Systems Plan, participants could contribute up to 100% of their compensation per plan year, not to exceed a specified maximum contribution, as determined by the Internal Revenue Service. The Servidyne Systems Plan was frozen as of January 1, 2003, and no additional employee or employer contributions were funded after that date.
12. SHAREHOLDERS’ EQUITY
In fiscal 2001, the shareholders approved the 2000 Stock Award Plan (the “ 2000 Award Plan”). The 2000 Award Plan permits the grant of incentive and non-qualified stock options, non-restricted, restricted and performance stock awards, and stock appreciation rights to directors, employees, independent contractors, advisors, consultants and other outside service providers to the Company, as determined by the Compensation Committee of the Board of Directors. The term and vesting requirements of each award are determined by the Compensation Committee, but in no event may the term of any award exceed ten years. Incentive Stock Options granted under the 2000 Award Plan provide for the purchase of the Company’s Common Stock at not less than fair market value on the date the stock option is granted. The total number of shares that can be granted under the 2000 Award Plan is 1,155,000 shares (share amount adjusted for stock dividend).
The Company issued 52,500 SARs (adjusted for stock dividend) outside of the 2000 Award Plan, with an exercise price of $5.00 (adjusted for stock dividend), to one employee in April 2008. All SARs awarded have a five-year vesting period, in

Notes to Consolidated Financial Statements (continued)
APRIL 30, 2008; APRIL 30, 2007; AND APRIL 30, 2006
which 30% of the SARs will vest on the third year anniversary of the date of grant, 30% will vest on the fourth year anniversary of the date of grant, and 40% will vest on the fifth year anniversary of the date of grant, with an early vesting provision by which 100% of SARs would vest immediately if the Company’s stock price closes at or above $19.05 per share (adjusted for stock dividend) for ten (10) consecutive trading days or on the date of a change in control of the Company.
The Company issued 57,750 stock warrants (adjusted for stock dividend) outside the 2000 Stock Award Plan with an exercise price of $4.42 (adjusted for stock dividend), to unrelated third parties in December 2003, of which none had been exercised as of April 30, 2008.
In March 2008, the Company’s Board of Directors authorized the repurchase of up to 50,000 shares of the Company’s Common Stock during the twelve-month period commencing on March 8, 2008, and ending on March 7, 2009. In March 2007, the Company’s Board of Directors authorized the repurchase of up to 50,000 shares of the Company’s Common Stock during the twelve-month period commencing on March 8, 2007, and ending on March 8, 2008. In March 2006, the Company’s Board of Directors authorized the repurchase of up to 50,000 shares of the Company’s Common Stock during the twelve-month period commencing on March 4, 2006, and ending March 3, 2007. The Company repurchased 4,900 shares in fiscal 2007. There were no shares repurchased by the Company during fiscal 2008 or fiscal 2006.
13. NET EARNINGS (LOSS) PER SHARE
Earnings per share are calculated in accordance with SFAS 128, Earnings Per Share, which requires dual presentation of basic and diluted earnings per share on the face of the income statement for all entities with complex capital structures. Basic and diluted weighted average share differences, if any, result solely from dilutive common stock options, SARs and stock warrants. Basic earnings per share are computed by dividing net earnings by the weighted average shares outstanding during the reporting period. Potential dilutive common shares are calculated in accordance with the treasury stock method, which assumes that the proceeds from the exercise of all stock options, SARs and stock warrants would be used to repurchase common shares at the current market value. The number of shares remaining after the exercise proceeds were exhausted represents the potentially dilutive effect of the stock options, SARs and stock warrants. The dilutive number of common shares was 221,771 in 2008, 18,026 in 2007, and 22,190 in 2006. Since the Company had losses from continuing operations for all periods presented, all stock equivalents were antidilutive during these periods, and are therefore excluded from the weighted average shares outstanding.
On June 5, 2008, the Company awarded a stock dividend of five percent (5%) to all shareholders of record on June 18, 2008. Accordingly, on July 1, 2008, the Company issued 177,708 shares of stock pursuant to the stock dividend. Earnings (loss) per share have been adjusted retroactively to present the shares issued, including the shares pursuant to the stock dividend, as outstanding for all periods presented in accordance with SFAS 128, Earnings Per Share.
On August 25, 2005, the Company awarded a stock dividend of ten percent (10%) to all shareholders of record on September 27, 2005. Accordingly, on October 11, 2005, the Company issued 335,203 shares of stock pursuant to the stock dividend. Earnings (loss) per share have been adjusted retroactively to present the shares issued, including the shares pursuant to the stock dividend, as outstanding for all periods presented.
The following tables set forth the computations of basic and diluted net earnings (loss) per share:

	For the Year Ended April 30, 2008
	Earnings (Loss)	Shares	Per Share Amount

Basic EPS—loss per share from continuing operations	$(1,160,542)	3,711,659	$(0.31)
Basic EPS—earnings per share from discontinued operations	2,496,104	3,711,659	0.67
Effect of dilutive securities	—	—	—

Diluted EPS—earnings per share	$1,335,562	3,711,659	$0.36

	For the Year Ended April 30, 2007
	Earnings (Loss)	Shares	Per Share Amount

Basic EPS—loss per share from continuing operations	$(1,148,405)	3,707,217	$(0.31)
Basic EPS—earnings per share from discontinued operations	2,115,031	3,707,217	0.57
Effect of dilutive securities	—	—	—

Diluted EPS—earnings per share	$966,626	3,707,217	$0.26

	For the Year Ended April 30, 2006
	Earnings (Loss)	Shares	Per Share Amount

Basic EPS—loss per share from continuing operations	$(424,508)	3,708,797	$(0.11)
Basic EPS—earnings per share from discontinued operations	950,274	3,708,797	0.26
Effect of dilutive securities	—	—	—

Diluted EPS—earnings per share	$525,766	3,708,797	$0.14

14. OPERATING SEGMENTS
The Company had two operating segments at April 30, 2008: BPE and Real Estate. The BPE Segment assists its customer base of multi-site owners and operators of corporate, commercial office, hospitality, gaming, retail, education, light industrial, government, institutional, and healthcare buildings, as well as energy services companies, in improving facility operating performance, reducing energy consumption, and lowering ownership and operating costs, while improving the level of service and comfort for building occupants, through its: (1) energy efficiency engineering and analytical consulting services, including energy surveys and audits, facility studies, utility monitoring services, building qualification for ENERGY STAR® and LEED® certifications, HVAC retrofit design, and energy simulations and modeling; (2) facility management software programs, including its iTendant platform using Web and wireless technologies; and (3) energy saving lighting programs and energy related services and infrastructure upgrade projects that reduce energy consumption and operating costs. The primary geographic focus for the BPE Segment is the continental United States, although it transacts business internationally as well. The Real Estate Segment is involved in the investment, sale, development, and re-development of shopping centers and office properties in the Southeast and Midwest.
The two operating segments are managed separately and maintain separate personnel, due to the differing services offered by each segment, except for accounting, human resources, information technology, and some clerical shared services. Management evaluates and monitors the performance of the respective segments based primarily on the consistency with the Company’s long-term strategic objectives. The significant accounting policies utilized by the operating segments are the same as those summarized in Note 2.
Total revenues by operating segment include both revenues from unaffiliated customers, as reported in the Company’s consolidated statements of operations, and intersegment revenues, which are generally at prices negotiated between segments.
The Company derived revenues from direct transactions with customers aggregating more than 10% of consolidated revenues from continuing operations as follows:

	2008	2007	2006

Customer 1	10%	10%	14%
Customer 2	17%	13%	17%
Customer 3	N/A	12%	14%
Revenues derived from Customer 1 were generated entirely by the Real Estate Segment, and revenues derived from Customers 2 and 3 were generated entirely by the BPE Segment.
Net earnings (loss) represents total revenues less operating expenses (including depreciation and interest), income taxes, and earnings from discontinued operations. Selling, general and administrative costs, and interest costs, which are deducted in the computation of the net earnings (loss) of each segment, represent the actual costs incurred by that segment.
Segment assets are those that are used in the operation of each segment, including receivables due from the other segment and assets from discontinued operations. The Parent Company’s assets consist primarily of its investment in subsidiaries, cash and cash equivalents, the cash surrender value of life insurance, receivables, and assets related to deferred compensation plans. Liquid assets attributable to the Company’s former Construction Segment’s discontinued operations are also included in the Parent Company’s assets in 2008, 2007, and 2006.

Notes to Consolidated Financial Statements (continued)
APRIL 30, 2008; APRIL 30, 2007; AND APRIL 30, 2006

	BPE	Real Estate(1)	Parent	Eliminations	Consolidated

2008
Revenues from unaffiliated customers	$14,249,228	$5,060,045	$—	$—	$19,309,273
Interest and other income	55,594	1,414,506	40,676	(1,087,008)	423,768
Intersegment revenues	—	589,465	—	(589,465)	—

	14,304,822	7,064,016	40,676	(1,676,473)	19,733,041

Revenues from sale of real estate held for sale	—	860,000	—	—	860,000

Total segment revenues	$14,304,822	$7,924,016	$40,676	$(1,676,473)	$20,593,041

Net (loss) earnings	$(849,695)	$4,458,157	$(2,248,797)	$(24,103)	$1,335,562

Segment assets	$15,731,963	$52,215,621	$29,220,492	$(44,852,526)	$52,315,550

Goodwill	$5,458,717	$—	$—	$—	$5,458,717

Interest expenses(2)	$131,349	$1,272,587	$1,054,243	$(1,087,008)	$1,371,171

Depreciation and amortization(2)	$716,303	$732,843	$57,472	$—	$1,506,618

Capital expenditures(2)	$114,777	$732,833	$67,002	$—	$914,612

	BPE	Real Estate(1)	Parent	Eliminations	Consolidated

2007
Revenues from unaffiliated customers	$12,829,553	$4,098,818	$—	$—	$16,928,371
Interest and other income	25,123	1,199,012	99,729	(985,894)	337,970
Intersegment revenues	—	534,394	—	(534,394)	—

	12,854,676	5,832,224	99,729	(1,520,288)	17,266,341

Revenues from sale of real estate held for sale	—	2,975,000	—	—	2,975,000

Total segment revenues	$12,854,676	$8,807,224	$99,729	$(1,520,288)	$20,241 ,341

Net (loss) earnings	$(633,513)	$4,339,655	$(2,753,502)	$13,986	$966,626

Segment assets	$12,944,471	$51,312,138	$26,097,765	$(32,960,953)	$57,393,421

Goodwill	$5,458,717	$—	$—	$—	$5,458,717

Interest expenses(2)	$170,719	$1,034,542	$916,402	$(985,894)	$1,135,769

Depreciation and amortization(2)	$611 ,523	$651,359	$55,023	$—	$1,317,905

Capital expenditures(2)	$168,981	$19,757	$17,008	$—	$205,746

	BPE	Real Estate(1)	Parent	Eliminations	Consolidated

2006
Revenues from unaffiliated customers	$11,611,479	$4,209,190	$—	$—	$15,820,669
Interest and other income	29,627	1,073,228	34,424	(640,142)	497,137
Intersegment revenues	—	517,197	—	(517,197)	—

	11,641,106	5,799,615	34,424	(1,157,339)	16,317,806

Revenues from sale of real estate held for sale	—	3,823,987	—	—	3,823,987

Total segment revenues	$11,641,106	$9,623,602	$34,424	$(1,157,339)	$20,141,793

Net (loss) earnings	$(236,652)	$3,150,288	$(3,078,118)	$690,248	$525,766

Segment assets	$13,957,213	$45,230,775	$28,987,785	$(35,765,517)	$52,410,256

Goodwill	$5,458,717	$—	$—	$—	$5,458,717

Interest expenses(2)	$86,288	$828,680	$615,343	$(640,142)	$890,169

Depreciation and amortization(2)	$415,165	$445,816	$68,870	$—	$929,851

Capital expenditures(2)	$135,284	$472,305	$46,583	$—	$654,172

(1)	The Company is in the business of creating long-term value by periodically realizing gains through the sale of income-producing properties and the sale of real estate held for future development or sale; therefore, in this presentation the Real Estate Segment’s net earnings include earnings from discontinued operations, pursuant to SFAS 144, that resulted from the sales of certain income-producing properties, and earnings included in continuing operations that resulted from the gains on sale of certain other real estate assets.

(2)	Does not include amounts associated with discontinued operations.

The following is a reconciliation of segment net earnings shown in the table on the previous page to consolidated net earnings on the statement of operations:

	For the year Ended April 30,
	2008	2007	2006

Consolidated segments net earnings	$1,335,562	$966,626	$545,853
Discontinued Construction Segment net loss	—	—	(20,087)

Total consolidated net earnings	$1,335,562	$966,626	$525,766

15. ACQUISITIONS
Fiscal 2008
There were no acquisitions in fiscal 2008.
Fiscal 2007
On March 12, 2007, Newnan Office Plaza, LLC, a wholly-owned subsidiary of the Company, acquired an office building located in Newnan, Georgia. The Company used the net cash proceeds from the sale of its shopping center located in Morton, Illinois, and from the sale of its leaseback interest in a shopping center located in Richfield, Minnesota, as well as interim bank financing of $2.5 million, to purchase the income-producing property for approximately $4.25 million, including the costs associated with completing the transaction. The acquisition was structured in order to qualify the sale and acquisition as a tax deferred exchange under Internal Revenue Code Section 1031. On June 1, 2007, the interim bank financing was replaced by a permanent mortgage in the amount of $3.2 million.
On February 12, 2007, Abrams Orange Park, LLC, a wholly-owned subsidiary of the Company, acquired the land and building associated with the Company’s leaseback shopping center located in Orange Park, Florida. The Company’s lease with the owner of the land and building was terminated in connection therewith. The Company used net cash proceeds of approximately $1.83 million from the sale of its former manufacturing and warehouse facility, and approximately $1.03 million of additional cash, to purchase the income-producing property for approximately $2.86 million, including costs associated with completing the transaction. The acquisition was structured in order to qualify the sale and acquisition as a tax deferred exchange under Internal Revenue Code Section 1031.
On July 14, 2006, Stewartsboro Crossing, LLC, a wholly-owned subsidiary of the Company, acquired a shopping center located in Smyrna, Tennessee. The Company used net cash proceeds from the sale of its medical office building, along with interim bank financing of $2.6 million, to purchase the income-producing property for approximately $5.27 million, including the costs associated with completing the transaction. On September 8, 2006, the Company replaced its interim bank financing with a permanent mortgage in the amount of $4.1 million. The acquisition was structured in order to qualify the sale and acquisition as a tax deferred exchange under Internal Revenue Code Section 1031.
The following table summarizes the final estimated fair values of the assets acquired, at the date of each acquisition, as follows:

	Newnan	Orange Park	Stewartsboro	Estimated Useful Lives

Land	$706,074	$2,858,530	$1,300,140	Indefinite
Land Improvements	304,408	—	240,684	15 years
Buildings	2,942,369	—	3,385,911	39 years
Lease costs	298,411	—	341,020	Over life of lease

Total assets acquired	$4,251,262	$2,858,530	$5,267,755

The assets and associated results of operations have been included in the Company’s financial statements since the respective date of each acquisition.
Fiscal 2006
There were no acquisitions in fiscal 2006.

Notes to Consolidated Financial Statements (continued)
APRIL 30, 2008; APRIL 30, 2007; AND APRIL 30, 2006
16. DISPOSITIONS
Fiscal 2008
On March 28, 2008, the City of Oakwood, Georgia, acquired in lieu of a formal condemnation, approximately 1.8 acres of the Company’s undeveloped land located in Oakwood, Georgia, for $860,000, which resulted in a pre-tax gain of approximately $581,000. For income tax purposes, the Company treated this transaction as an involuntary conversion under Section 1033 of the Internal Revenue Code, which allows for tax deferral of a gain if the Company acquires a qualified replacement property by no later than April 30, 2011. The Company currently intends to use the net proceeds from this transaction to acquire an income-producing property. This transaction is recorded in gains on sale of real estate in the accompanying consolidated statements of operations.
On December 13, 2007, the Company sold its owned office park located in Marietta, Georgia, for a price of $10.3 million, resulting in a pre-tax gain on the sale of approximately $2.085 million. After selling expenses and repayment of the mortgage loan and associated costs, the sale generated cash proceeds of approximately $3.4 million. The Company intended to use the net proceeds from this sale to acquire an income-producing property, which would have qualified the sale under Internal Revenue Code Section 1031 for federal income tax deferral, and therefore placed the proceeds with a qualified third party intermediary in connection therewith. However, the Company did not complete such acquisition, and therefore the proceeds were released from the intermediary to the Company on June 11, 2008. This sale is recorded in discontinued operations in the accompanying consolidated statements of operations.
On July 31, 2007, the Company sold: its leasehold interest in a shopping center located in Jacksonville, Florida; its leasehold interest in the land and its owned shopping center building located in Columbus, Georgia; and its owned shopping center located in Orange Park, Florida; for a total combined price of $6.797 million, resulting in a pre-tax gain on the sales of approximately $3.776 million. After selling expenses, these sales generated net cash proceeds of approximately $6.4 million. In addition, the Company purchased its minority partners’ interests in the Columbus, Georgia, shopping center by utilizing two notes payable totaling approximately $400,000. In December 2007, the Company paid off one of the notes in the amount of approximately $160,000; the second note is recorded on the accompanying consolidated balance sheet as current maturities of long-term debt. In accordance with SFAS 144, the sale of the Company’s leasehold interest in the shopping center located in Jacksonville, Florida, is included in rental income on the accompanying consolidated statements of operations. The sale of the Company’s leasehold interest in the land and its owned shopping center building located in Columbus, Georgia, and the sale of the Company’s owned shopping center located in Orange Park, Florida, are recorded in discontinued operations in the accompanying consolidated statements of operations.
Fiscal 2007
On April 26, 2007, the Company sold an outlot located in North Fort Myers, Florida, for a price of $925,000, resulting in a pre-tax gain on the sale of approximately $335,000. After selling expenses, the sale generated net cash proceeds of approximately $842,000. This sale is recorded in gains on sale of real estate on the accompanying consolidated statements of operations.
On March 12, 2007, the Company sold its leaseback interest in a shopping center located in Richfield, Minnesota, for a sales price of $150,000, resulting in a pre-tax gain on the sale and net cash proceeds of approximately $140,000. The Company used the net cash proceeds from this sale as part of the consideration in the acquisition of its office building located in Newnan, Georgia, which qualified the sale for federal income tax deferral under Internal Revenue Code Section 1031. This sale is recorded in rental income on the accompanying consolidated statements of operations.
On November 1, 2006, the Company sold its owned shopping center located in Morton, Illinois, for a price of $3.55 million, resulting in a pre-tax gain on the sale of approximately $3.48 million. After selling expenses, repayment of the mortgage loan and associated costs, the sale generated net cash proceeds of approximately $1.72 million. The Company used the net cash proceeds from this sale as part of the consideration in the acquisition of its office building located in Newnan, Georgia, which qualified the sale for federal income tax deferral under Internal Revenue Code Section 1031. This sale is recorded in discontinued operations on the accompanying consolidated statements of operations.
On August 29, 2006, the Company sold its former manufacturing and warehouse facility located in downtown Atlanta, Georgia, for a price of $2.05 million, resulting in a pre-tax gain on the sale of approximately $1.55 million. After selling expenses, the sale generated cash proceeds of approximately $1.87 million. The Company used the net proceeds from this sale to re-acquire the land and building associated with its leaseback shopping center in Orange Park, Florida, which qualified the sale under Internal Revenue Code Section 1031 for federal income tax deferral. This sale is recorded in gains on sale of real estate on the accompanying consolidated statements of operations.

Fiscal 2006
On April 28, 2006, the Company sold a 7.1 acre tract of land in North Fort Myers, Florida, for a price of $2.4 million, resulting in a pre-tax gain on the sale of approximately $1.2 million. After selling expenses, the sale generated cash proceeds of approximately $2.36 million. This sale is recorded in gains on sale of real estate on the accompanying consolidated statements of operations.
On April 13, 2006, the Company sold its leaseback interest in a shopping center located in Bayonet Point, Florida, for a price of $425,000, resulting in a pre-tax gain on the sale and net cash proceeds of approximately $415,000. The sale is recorded in rental income on the accompanying consolidated statements of operations.
On January 30, 2006, the Company sold its medical office building in Douglasville, Georgia, for a price of $5.5 million, resulting in a pre-tax gain on the sale of approximately $1.38 million. After selling expenses and the repayment of the mortgage note payable, the sale generated cash proceeds of approximately $2.5 million. On July 14, 2006, the Company used the proceeds in the acquisition of a shopping center located in Smyrna, Tennessee, which qualified the sale for federal income tax deferral under Internal Revenue Code Section 1031. The sale is recorded in gain on sale of income-producing real estate in discontinued operations on the accompanying consolidated statements of operations.
On December 22, 2005, the Company sold a 4.7 acre tract of land in Louisville, Kentucky, for a price of approximately $270,000, resulting in a pre-tax gain on the sale of approximately $185,000. After selling expenses, the sale generated cash proceeds of approximately $265,000. This sale is recorded in gains on sale of real estate on the accompanying consolidated statements of operations.
On October 28, 2005, the Company sold an outlot located in North Fort Myers, Florida, for a price of $625,000, resulting in a pre-tax gain on the sale of approximately $296,000. After selling expenses, the sale generated proceeds of approximately $576,000. This sale is recorded in gains on sale of real estate on the accompanying consolidated statements of operations.
On October 21, 2005, the Company sold an outlot located in North Fort Myers, Florida, for a price of approximately $529,000, resulting in a pre-tax gain on the sale of approximately $246,000. After selling expenses, the sale generated cash proceeds of approximately $490,000. This sale is recorded in gains on sale of real estate on the accompanying consolidated statements of operations.
17. GOODWILL AND OTHER INTANGIBLE ASSETS
The gross carrying amounts and accumulated amortization for all of the Company’s intangible assets are as follows:

	April 30, 2008
	Gross Carrying	Accumulated
Amortized intangible assets:	Amount	Amortization

Proprietary BPE software solutions	$3,403,208	$1,788,415
Acquired computer software	462,555	453,038
Real estate lease costs	823,091	208,966
Customer relationships	218,000	188,933
Deferred loan costs	331,488	94,170
Other	28,660	20,062

	$5,267,002	$2,753,584

Unamortized intangible assets:
Trademark	$708,707	$—

	April 30, 2007
	Gross Carrying	Accumulated
Amortized intangible assets:	Amount	Amortization

Proprietary BPE software solutions	$3,186,699	$1,271,189
Acquired computer software	453,525	431,551
Real estate lease costs	1,356,974	585,259
Customer relationships	218,000	145,393
Deferred loan costs	296,870	85,320
Other	28,660	17,199

	$5,540,728	$2,535,911

Unamortized intangible assets:
Trademark	$708,707	$—

Notes to Consolidated Financial Statements (continued)
APRIL 30, 2008; APRIL 30, 2007; AND APRIL 30, 2006

Aggregate amortization expenses for all amortized intangible assets

For the year ended April 30, 2008	$748,033
For the year ended April 30, 2007	651,238
For the year ended April 30, 2006	470,477

Estimated future amortization expenses for all amortized intangible assets for the fiscal years ended

April 30, 2009	$781,256
April 30, 2010	535,299
April 30, 2011	433,507
April 30, 2012	300,679
April 30, 2013	173,005
The BPE Segment capitalized $216,509, $722,135, and $687,969 for the development of proprietary BPE software applications in fiscal 2008, 2007, and 2006, respectively.
18. COMMITMENTS AND CONTINGENCIES
As previously reported, the Company announced in July 2003 that an internal investigation had revealed information suggesting that certain improprieties in violation of federal laws may have taken place at the now discontinued Construction Segment. The Company voluntarily communicated the results of its investigation to the United States Department of Justice (“DOJ”), which promptly issued a conditional letter of amnesty to the Company and its subsidiaries for their cooperation in recognizing and then immediately reporting the irregularities. On July 9, 2008, the DOJ informed the Company that it does not intend to proceed further with the matter and is closing its investigation.
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
19. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
Pursuant to SFAS 144, as further discussed in Note 2, operating results for the owned office park located in Marietta, Georgia, which was sold during the year, was included in discontinued operations in the accompanying consolidated statements of operations for all periods presented. To conform with this presentation, the quarterly financial information presented below reflects the reclassification of the operating results of the office park to discontinued operations for the first and second quarters of fiscal 2008 which differs from the presentation of revenues included in the Company’s previously issued financial statements included in its quarterly reports on Form 10-Q filed in fiscal 2008.
In addition, on June 5, 2008, the Company awarded a stock dividend of five percent (5%) to all shareholders of record on June 18, 2008. Accordingly, on July 1, 2008, the Company issued 177,708 shares of stock pursuant to the stock dividend. The quarterly information presented below reflects the earnings (loss) per share adjusted retroactively to present the shares issued, including the shares pursuant to the stock dividend, as outstanding for all periods presented in accordance with SFAS 128, Earnings Per Share, which differs from the presentation of earnings per share included in the Company’s previously issued financial statements included in its quarterly reports on Form 10-Q filed in fiscal 2008.

Quarterly financial information for the fiscal years ended April 30, 2008, and April 30, 2007, (dollars in thousands, except per share amounts) as revised to reflect the changes discussed above, is as follows:

	Fiscal Year Ended April 30, 2008
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Total revenues from continuing operations	$7,378	$4,994	$4,209	$3,152
Total revenues reclassified to discontinued operations	378	382	—	—

Gross profit from continuing operations	3,542	1,728	1,535	1,163
Gross profit reclassified to discontinued operations	57	63	—	—

Net earnings (loss)	1,558	(345)	582	(460)

Net earnings (loss) per share—basic	0.42	(0.09)	0.16	(0.12)
Net earnings (loss) per share—basic adjustment for stock dividend	0.02	(0.01)	—	—

Net earnings (loss) per share—diluted	0.40	(0.09)	0.16	(0.12)
Net earnings (loss) per share—diluted adjustment for stock dividend	0.02	(0.01)	—	—

	Fiscal Year Ended April 30, 2007
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Total revenues from continuing operations	$3,690	$4,358	$4,921	$4,297
Total revenues restated to discontinued operations	383	419	—	—

Gross profit from continuing operations	1,403	1,562	1,832	2,093
Gross profit restated to discontinued operations	52	81	—	—

Net (loss) earnings	(551)	356	1,202	(41)

Net (loss) earnings per share—basic and diluted	(0.15)	0.10	0.32	(0.01)
Net (loss) earnings per share—basic and diluted adjustment for stock dividend	(0.01)	—	0.02	—

20. SUBSEQUENT EVENT (UNAUDITED)
On June 6, 2008, Atlantic Lighting & Supply Co., LLC, an indirect wholly-owned subsidiary of the Company, acquired substantially all of the assets and assumed certain liabilities of Atlantic Lighting & Supply Co., Inc. (“ALS”), for a purchase price of approximately $1.6 million. The consideration consisted of 17,381 newly-issued shares of the Company’s Common Stock, with a fair value of $100,000, approximately $861,000 in cash, and the assumption of approximately $572,000 of ALS’s liabilities. Consideration was determined by negotiations between the parties.

SCHEDULE III— REAL ESTATE AND ACCUMULATED DEPRECIATION
April 30, 2008

				Costs
		Initial Cost to Company		Capitalized
			Building	Subsequent
			and	to Acquisition
Description	Encumbrances	Land	Improvements	Improvements

INCOME PRODUCING PROPERTIES:
Leaseback Shopping Center—Davenport, IA	$—	$—	$2,150	$200,785
Office Building—Atlanta, GA	4,443,655	660,000	4,338,102	672,718
Office Building—Newnan, GA	3,200,000	706,074	3,246,777	23,523
Shopping Center—Smyrna, TN	4,078,566	1,300,140	3,626,595	10,140
Shopping Center—Jacksonville, FL	7,232,409	3,908,004	5,170,420	1,267,954

	18,954,630	6,574,218	16,384,044	2,175,120

REAL ESTATE HELD FOR FUTURE DEVELOPMENT OR SALE:
Land—Oakwood, GA	—	152,265	—	353,413
Land—North Fort Myers, FL	—	183,221	—	147,566

	—	335,486	—	500,979

Total	$18,954,630	$6,909,704	$16,384,044	$2,676,099

Reconciliations of total real estate carrying values and accumulated depreciation for the three years ended April 30, are as follows:

	Real Estate						Accumulated Depreciation
	2008		2007		2006		2008		2007		2006

BALANCES AT BEGINNING OF YEAR	$41,347,949		$33,370,202		$38,577,901		$8,262,070		$10,719,858		$10,471,525
ADDITIONS DURING YEAR
Real estate	742,139		12,085,283	(5)	724,334		—		—		—
Depreciation from continuing operations	—		—		—		562,720		448,010		329,942
Depreciation from discontinued operations	—		—		—		—		354,516		533,370
Transfers	—		—		—		—		—		—

	742,139		12,085,283		724,334		562,720		802,526		863,312

DEDUCTIONS DURING YEAR
Accumulated depreciation on properties sold or transferred	—		—		—		5,464,817	(4)	3,260,314	(6)	614,979(7)
Carrying value of real estate sold, transferred, or retired	16,103,597	(4)	4,107,536	(6)	5,932,033	(7)	—		—		—

	16,103,597		4,107,536		5,932,033		5,464,817		3,260,314		614,979

BALANCES AT CLOSE OF YEAR	$25,986,491		$41,347,949		$33,370,202		$3,359,973		$8,262,070		$10,719,858

								Life on Which
Gross Amounts at Which Carried at Close of Year								Depreciation
								in Latest
	Building			Net				Earnings
	and	Capitalized		Accumulated	Date(s) of		Date	Statement
Land	Improvements	Interest	Total(1)	Depreciation	Construction		Acquired	is Computed

$—	$202,935	$—	$202,935	$190,782	1995		—	7 years
660,000	5,010,820	—	5,670,820	1,527,628	1974, 1997	(2)	1997	39 years
706,074	3,270,300	—	3,976,374	113,269	1998	(3)	2007	39 years
1,300,140	3,636,735	—	4,936,875	185,289	1983, 2006	(3)	2006	39 years
3,908,004	6,438,374	—	10,346,378	1,343,005	1985	(3)	1999	39 years

6,574,218	18,559,164	—	25,133,382	3,359,973

505,678	—	16,644	522,322	—	—		1987	—
330,787	—	—	330,787	—	—		1993	—

836,465	—	16,644	853,109	—

$7,410,683	$18,559,164	$16,644	$25,986,491	$3,359,973

(1)	The aggregated cost for land and building and improvements for federal income tax purposes at April 30, 2008, is $15,376,440.

(2)	Developed by others in 1974, redeveloped by the Company in 1997.

(3)	Developed by others.

(4)	Primarily represents the sales of the office park in Marietta, Georgia, the shopping centers in Orange Park, Florida, and Columbus, Georgia, and a portion of the undeveloped land in Oakwood, Georgia.

(5)	Primarily represents the acquisitions of an office building in Newnan, Georgia, a shopping center in Smyrna, Tennessee, and the land and building in Orange Park, Florida.

(6)	Primarily represents the sales of the shopping center in Morton, Illinois, an outlot in North Fort Myers, Florida, and the Company’s former manufacturing and warehouse facility in Atlanta, Georgia.

(7)	Primarily represents the sales of the professional medical office building in Douglasville, Georgia, three outparcels in North Fort Myers, Florida, and one outparcel in Louisville, Kentucky.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH INDEPENDENT AUDITORS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A (T). CONTROLS AND PROCEDURES
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
There was no change in the Company’s internal control over financial reporting that occurred during the Company’s fourth fiscal quarter for its fiscal year ended April 30, 2008, which materially has affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
In connection with the preparation of the Company’s Form 10-K, management assessed the effectiveness of internal control over financial reporting as of April 30, 2008. In making that assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on management’s assessment, management believes that, as of April 30, 2008, the internal control over financial reporting was effective based on those criteria.
Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, the Company has included a report of management’s assessment of the design and effectiveness of internal controls as part of this Annual Report on Form 10-K for the fiscal year ended April 30, 2008.
ITEM 9B. OTHER INFORMATION
None.
Part III
ITEMS 10-14
The information required by Part III of this Form 10-K will be included in the Company’s definitive proxy materials for its 2008 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission, under the headings “Election of Directors,” “Meetings and Committees of the Board of Directors,” “Nomination of Directors,” “Compensation of Directors,” “Principal Holders of the Company’s Securities and Holdings by Executive Officers and Directors,” “Section 16A Beneficial Ownership Reporting Compliance,” “Approval of the 2008 Stock Award Plan,” “Approval and Adoption of an Amendment to the Articles of Incorporation to Increase the Number of Authorized Shares of Common Stock,” “Equity Compensation Plan,” “Compensation of Executive Officers,” “Outstanding Equity Awards,” “Audit Committee Report,” “Information Concerning the Company’s Independent Accountant,” and “Corporate Governance and Communicating with the Board,” and is hereby incorporated herein by reference. Information related to Executive Officers of the Company is included in Item 1 of this report.
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
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(A) The following documents are filed as part of this Annual Report on Form 10-K:
1. Financial Statements:
Report of Independent Registered Public Accounting Firm
Management Report on Internal Controls over Financial Reporting
Consolidated Balance Sheets at April 30, 2008, and April 30, 2007
Consolidated Statements of Operations for the Years Ended April 30, 2008, April 30, 2007, and April 30, 2006
Consolidated Statements of Shareholders’ Equity for the Years Ended April 30, 2008, April 30, 2007, and April 30, 2006
Consolidated Statements of Cash Flows for the Years Ended April 30, 2008, April 30, 2007, and April 30, 2006
Notes to Consolidated Financial Statements
2. Financial Statement Schedules:
Schedule III—Real Estate and Accumulated Depreciation
3. Exhibit
Exhibit No.
3a. Articles of Incorporation(1)
3b. Amended and Restated Bylaws(2)
10a. Directors Deferred Compensation Plan(3)#
10b. 2000 Stock Award Plan(4)#
10c. Alan R. Abrams Split Dollar Life Insurance Agreement dated May 31, 2001(5)#
10d. J. Andrew Abrams Split Dollar Life Insurance Agreement dated May 31, 2001(5)#
10e. Summary Description of Annual Cash Incentive Compensation Plan(6)#
10f. Form of Stock Appreciation Rights Agreement(7)#
21. List of the Company’s Subsidiaries
23a. Consent of Deloitte & Touche LLP
31.1 Certification of the CEO
31.2 Certification of the CFO
32.1 Section 906 Certification of the CEO
32.2 Section 906 Certification of the CFO
Explanation of Exhibits
(1)	This exhibit is incorporated by reference to the Company’s Form 10-K for the year ended April 30, 1985 (SEC File No. 0-10146).

(2)	This exhibit is incorporated by reference to the Company’s Form 8-K filed November 30, 2007 (SEC File No. 0-10146).

(3)	This exhibit is incorporated by reference to the Company’s Form 10-K for the year ended April 30, 1991 (SEC File No. 0-10146).

(4)	This exhibit is incorporated by reference to the Company’s Form S-8 filed September 29, 2000 (SEC File No. 0-10146).

(5)	This exhibit is incorporated by reference to the Company’s Form 10-K for the year ended April 30, 2001 (SEC File No. 0-10146).

(6)	This exhibit is incorporated by reference to the Company’s Form 10-Q for the quarter ended October 31, 2005 (SEC File No. 0-10146).

(7)	This exhibit is incorporated by reference to the Company’s Form 10-K for the year ended April 30, 2006 (SEC File No. 0-10146).
# Management compensatory plan or arrangement.
(B)	The Company hereby files as exhibits to this Annual Report on Form 10-K the exhibits set forth in Item 15(A)3 hereof.

(C)	The Company hereby files as financial statement schedules to this Annual Report on Form 10-K the financial statement schedules set forth in Item 15(A)2 hereof

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
SERVIDYNE, INC.

Dated: July 30, 2008	By:	/s/ Alan R. Abrams
Alan R. Abrams
Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: July 30, 2008	/s/ Alan R. Abrams
Alan R. Abrams
Chairman of the Board of Directors, Chief Executive Officer

Dated: July 30, 2008	/s/ J. Andrew Abrams
J. Andrew Abrams
Director

Dated: July 30, 2008	/s/ Samuel E. Allen
Samuel E. Allen
Director

Dated: July 30, 2008	/s/ Gilbert L. Danielson
Gilbert L. Danielson
Director

Dated: July 30, 2008	/s/ Herschel Kahn
Herschel Kahn
Director

Dated: July 30, 2008	/s/ Robert T. McWhinney, Jr.
Robert T. McWhinney, Jr.
Director

Dated: July 30, 2008	/s/ Rick A. Paternostro
Rick A. Paternostro
Chief Financial Officer