Form 10-Q
period 2008-07-31
SERVIDYNE, INC.
filed 2008-09-15
CIK 1923

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
QUARTERLY REPORT

Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934
For the quarter ended July 31, 2008
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
12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐            No ☑
The number of shares of $1.00 par value Common Stock of the Registrant outstanding as of August 31, 2008, was 3,730,606.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
SERVIDYNE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	July 31, 2008	April 30, 2008
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$8,265,633	$8,382,947
Restricted cash	—	3,470,700
Receivables (Note 4)	3,606,120	3,735,930
Less: Allowance for doubtful accounts	(37,805)	(127,007)
Costs and earnings in excess of billings	168,188	275,754
Deferred income taxes	535,050	750,488
Other current assets	1,532,313	1,011,304

Total current assets	14,069,499	17,500,116

INCOME-PRODUCING PROPERTIES, net	21,759,951	21,773,409
PROPERTY AND EQUIPMENT, net	843,404	811,900
OTHER ASSETS:
Real estate held for future development or sale	853,109	853,109
Intangible assets, net (Note 8)	3,401,452	3,222,125
Goodwill (Note 8)	6,371,319	5,458,717
Other assets	2,858,521	2,696,174

Total assets	$50,157,255	$52,315,550

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Trade and subcontractors payables	$718,735	$550,360
Accrued expenses	1,002,358	1,143,794
Deferred revenue	850,856	848,197
Accrued incentive compensation	194,256	494,000
Billings in excess of costs and earnings	42,592	62,559
Current maturities of mortgage notes and other long-term debt	484,447	631,736

Total current liabilities	3,293,244	3,730,646

DEFERRED INCOME TAXES	4,517,802	5,271,441
OTHER LIABILITIES	1,103,436	1,138,316
MORTGAGE NOTES PAYABLE, less current maturities	18,528,510	18,603,769
OTHER LONG-TERM DEBT, less current maturities	1,097,500	1,105,000

Total liabilities	28,540,492	29,849,172

COMMITMENTS AND CONTINGENCIES (Note 11)

SHAREHOLDERS’ EQUITY:
Common stock, $1 par value; 5,000,000 shares authorized; 3,916,578 issued and 3,739,059 outstanding at July 31, 2008, 3,708,836 issued and 3,539,770 outstanding at April 30, 2008	3,916,578	3,708,836
Additional paid-in capital	5,871,024	5,045,100
Retained earnings	12,668,452	14,511,159
Treasury stock (common shares) 177,519 at July 31, 2008, and 169,066 at April 30, 2008	(839,291)	(798,717)

Total shareholders’ equity	21,616,763	22,466,378

Total liabilities and shareholders’ equity	$50,157,255	$52,315,550

See accompanying notes to consolidated financial statements.

SERVIDYNE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	FIRST QUARTER ENDED
	JULY 31,
	2008	2007
REVENUES:
Building Performance Efficiency (“BPE”)	$2,720,073	$4,766,392
Real Estate	796,203	2,522,391

	3,516,276	7,288,783

Interest	55,087	19,480
Other	21,400	70,028

	3,592,763	7,378,291

COSTS AND EXPENSES:
BPE	1,752,784	3,185,584
Real Estate	474,047	650,524

	2,226,831	3,836,108

Selling, general and administrative
BPE Segment	1,408,980	1,324,025
Real Estate Segment	168,907	183,018
Parent	827,769	1,288,613

	2,405,656	2,795,656

Interest costs incurred	332,396	338,787

	4,964,883	6,970,551

(LOSS) EARNINGS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(1,372,120)	407,740

INCOME TAX (BENEFIT) EXPENSE	(524,709)	96,253

(LOSS) EARNINGS FROM CONTINUING OPERATIONS	(847,411)	311,487

DISCONTINUED OPERATIONS:
Earnings from discontinued operations, adjusted for applicable income tax expense of $0 and $35,285, respectively	—	57,570
Gain on sale of income producing real estate, adjusted for applicable income tax expense of $0 and $728,954, respectively	—	1,189,347

EARNINGS FROM DISCONTINUED OPERATIONS	—	1,246,917

NET (LOSS) EARNINGS	$(847,411)	$1,558,404

NET (LOSS) EARNINGS PER SHARE — BASIC
From continuing operations	$(0.23)	$0.08
From discontinued operations	—	0.34

NET (LOSS) EARNINGS PER SHARE — BASIC	$(0.23)	$0.42

NET (LOSS) EARNINGS PER SHARE — DILUTED
From continuing operations	$(0.23)	$0.08
From discontinued operations	—	0.32

NET (LOSS) EARNINGS PER SHARE — DILUTED	$(0.23)	$0.40

WEIGHTED AVERAGE SHARES OUTSTANDING — BASIC	3,730,295	3,705,601

WEIGHTED AVERAGE SHARES OUTSTANDING — DILUTED	3,730,295	3,873,697

See accompanying notes to consolidated financial statements.

SERVIDYNE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(UNAUDITED)

			Additional	Deferred
	Common Stock		Paid-In	Stock	Retained	Treasury
	Shares	Amount	Capital	Compensation	Earnings	Stock	Total

BALANCES at April 30, 2005	3,357,601	$3,357,601	$3,067,982	$(14,162)	$15,186,932	$(684,942)	$20,913,411

Net earnings					525,766		525,766
Common stock issued	1,800	1,800	6,660	(8,460)			—
Stock compensation expense				18,202		(1,871)	16,331
Stock option exercise	732	732	2,196				2,928
Cash dividends declared - $0.14 per share (adjusted for subsequent stock dividend)					(511,688)		(511,688)
Stock dividend declared - 10% at market value on date declared	335,203	335,203	1,726,295		(1,973,934)	(87,564)	—

BALANCES at April 30, 2006	3,695,336	$3,695,336	$4,803,133	$(4,420)	$13,227,076	$(774,377)	$20,946,748

Net earnings					966,626		966,626
Common stock acquired						(19,747)	(19,747)
Stock compensation expense			72,027	4,420		(940)	75,507
Cash dividends declared - $0.144 per share					(508,923)		(508,923)

BALANCES at April 30, 2007	3,695,336	$3,695,336	$4,875,160	$—	$13,684,779	$(795,064)	$21,460,211

Net earnings					1,335,562		1,335,562
Common stock issued	2,500	2,500	(2,500)				—
Stock compensation expense			132,440			(3,653)	128,787
Stock option exercise	11,000	11,000	40,000				51,000
Cash dividends declared - $0.144 per share					(509,182)		(509,182)

BALANCES at April 30, 2008	3,708,836	$3,708,836	$5,045,100	$—	$14,511,159	$(798,717)	$22,466,378

Net earnings					(847,411)		(847,411)
Stock compensation expense			48,843				48,843
Common stock issued	21,581	21,581	69,669				91,250
Cash dividends declared - $0.04 per share (adjusted for subsequent stock dividend)					(142,297)		(142,297)
Stock dividend declared - 5% at market value on date declared	186,161	186,161	707,412		(852,999)	(40,574)	—

BALANCES at July 31, 2008	3,916,578	$3,916,578	$5,871,024	$—	$12,668,452	$(839,291)	$21,616,763

See accompanying notes to consolidated financial statements.

SERVIDYNE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	FIRST QUARTER ENDED
	JULY 31,
	2008	2007
CONTINUING OPERATIONS:
Cash flows from operating activities:
Net (loss) earnings	$(847,411)	$1,558,404
Earnings from discontinued operations, net of tax	—	(1,246,917)
Adjustments to reconcile net (loss) earnings to net cash used in operating activities:
Write off in conjunction with sale of asset	—	83,194
Depreciation and amortization	397,045	365,595
Mortgage discount	(7,500)	—
Deferred tax (benefit) expense	(538,198)	76,783
Stock compensation expense	48,843	30,575
Adjustment to cash surrender value of life insurance	(20,608)	(33,948)
Straight-line rent	(19,576)	(236)
Provision for doubtful accounts	(89,202)	—
Changes in assets and liabilities:
Receivables	248,332	(1,319,411)
Costs and earnings in excess of billings	107,566	(848,932)
Other current assets	(326,925)	320,517
Trade and subcontractors payable	(271,161)	231,755
Accrued expenses	(183,178)	228,704
Accrued incentive compensation	(299,744)	(6,916)
Billings in excess of costs and earnings	(19,967)	132,612
Other liabilities	(7,048)	412,820

Net cash used in operating activities	(1,828,732)	(15,401)

Cash flows from investing activities:
Deposit of cash proceeds from sale of real estate held in escrow	—	(6,462,743)
Release of restricted cash held in escrow	3,470,700	—
Purchase of held-to-maturity investment	(150,000)	—
Additions to income-producing properties, net	(129,176)	(132,201)
Additions to property and equipment, net	(28,758)	(37,900)
Additions to intangible assets, net	(94,838)	(62,772)
Acquisition, net of cash acquired	(891,665)	—

Net cash provided by (used in) investing activities	2,176,263	(6,695,616)

Cash flows from financing activities:
Real estate loan proceeds	—	3,200,000
Mortgage repayments	(81,673)	(2,562,641)
Debt repayments	(240,875)	—
Deferred loan costs paid	—	(57,346)
Cash dividends paid to shareholders	(142,297)	(127,223)

Net cash (used in) provided by financing activities	(464,845)	452,790

DISCONTINUED OPERATIONS:
Operating activities	—	230,985
Investing activities	—	4,789,746
Financing activities	—	(425,643)

Net cash provided by discontinued operations	—	4,595,088

Net decrease in cash and cash equivalents	(117,314)	(1,663,139)
Cash and cash equivalents at beginning of period	8,382,947	5,662,894

Cash and cash equivalents at end of period	$8,265,633	$3,999,755

Supplemental disclosure of noncash financing activities:
Issuance of common stock under Stock Award Plan	$19,992	$9,889
See accompanying notes to consolidated financial statements.

Supplementary Disclosures of Noncash Investing and Financing Activities:
On June 6, 2008, the Company purchased substantially all of the assets and certain liabilities of Atlantic Lighting & Supply Co., Inc. for $891,665 in cash (net of cash received and including acquisition costs) and 17,381 shares of Servidyne common stock. The related assets and liabilities at the date of acquisition were as follows:

Total assets acquired, net of cash	$1,566,852
Total liabilities assumed	(583,937)

Net assets acquired, net of cash	$982,915

Less value of shares issued for acquisition	(91,250)

Total cash paid (including acquisition expenses)	$891,665

See accompanying notes to consolidated financial statements.

SERVIDYNE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2008, AND APRIL 30, 2008
(UNAUDITED)
NOTE 1. ORGANIZATION AND BUSINESS
Servidyne, Inc. (together with its subsidiaries, the “Company”) was organized under Delaware law in 1960. In 1984, the Company changed its state of incorporation from Delaware to Georgia. The Company’s Building Performance Efficiency (“BPE”) Segment provides energy efficiency solutions, sustainability programs, and other building performance enhancing products and services to companies that own and operate buildings. The Company’s Real Estate Segment engages in commercial real estate investment and development.
NOTE 2. UNAUDITED STATEMENTS
The accompanying unaudited consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to such rules and regulations, although management believes that the accompanying disclosures are adequate to make the information presented not misleading. In the opinion of management, the accompanying financial statements contain all adjustments, consisting of normal recurring accruals that are necessary for a fair statement of the results for the interim periods presented. These financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended April 30, 2008. Results of operations for interim periods are not necessarily indicative of annual results.
NOTE 3. SIGNIFICANT ACCOUNTING POLICIES
Effective May 1, 2007, the Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainties in Income Taxes (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement attribute for recognizing tax return positions in the financial statements as those which are “more likely than not” to be sustained upon examination by the taxing authority. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting for income tax uncertainties in interim periods, and the level of disclosures associated with any recorded income tax uncertainties.
In December 2007, the FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 141 (revised 2007), “Business Combinations” (“SFAS 141(R)”), which replaces SFAS No. 141, “Business Combinations.” SFAS 141(R) retains the underlying concepts of SFAS 141 in that all business combinations are still required to be accounted for at fair value under the acquisition method of accounting, but SFAS 141(R) changed the method of applying the acquisition method in a number of significant aspects. Acquisition costs will generally be expensed as incurred; non-controlling interests will be valued at fair value at the acquisition date; in-process research and development will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date; restructuring costs associated with a business combination will generally be expensed subsequent to the acquisition date; and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense. SFAS 141(R) is effective on a prospective basis for all business combinations for which the acquisition date is on or after the beginning of the first annual period subsequent to December 15, 2008, with the exception of the accounting for valuation allowances on deferred taxes and acquired tax contingencies. SFAS 141(R) amends SFAS 109 such that adjustments made to valuation allowances on deferred taxes and acquired tax contingencies associated with acquisitions that closed prior to the effective date of SFAS 141(R) would also apply the provisions of SFAS 141(R). Early adoption is not permitted. The Company is currently evaluating the effects, if any, that SFAS 141(R) may have on the Company’s financial statements.
In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in accordance with GAAP, and expands disclosures about fair value measurements. SFAS 157 applies where other accounting pronouncements require or permit fair value measurements; it does not require any new fair value measurements under GAAP. SFAS 157 is effective for the Company on May 1, 2009. The effects of adoption will be determined by the types of instruments carried at fair value in the Company’s financial statements at the time of adoption as well as the method utilized to determine their fair values prior to adoption. The Company has determined that this statement will not have a significant impact on the determination or reporting of the Company’s financial results.
In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115. SFAS 159 is effective for the Company on May 1, 2009. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. This statement also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. Unrealized gains and losses on items for which the fair value option is elected would be reported in earnings. The Company has determined that this statement will not have a significant impact on the determination or reporting of the Company’s financial results.
The Company has three outstanding types of equity-based incentive compensation instruments in effect with employees, non-employee directors, and selected outside consultants: stock options, stock appreciation rights, and restricted stock.
For the three months ended July 31, 2008, and July 31, 2007, the Company’s net (loss) earnings includes $48,843 and $30,575, respectively, of total equity-based compensation expenses, and $18,559 and $11,619, respectively, of related income tax benefits. All of these expenses were included in selling, general and administrative expenses in the consolidated statements of operations.
Stock Options
A summary of stock options activity for the three months ended July 31, 2008, is as follows:

		Weighted
	Options to	Average
	Purchase	Exercise
	Shares	Price
Outstanding at April 30, 2008	483,536	$4.45
Granted	10,500	5.24
Exercised	—	—
Forfeited / Expired	—	—

Outstanding at July 31, 2008	494,036	$4.46

Vested at July 31, 2008	483,536	$4.44

As of July 31, 2008, 483,536, or 98%, of the outstanding stock options were exercisable, and all of the outstanding stock options were “in the money.”
A summary of information about all stock options outstanding as of July 31, 2008, is as follows:

	Number of	Weighted Average
Exercise	Outstanding and	Remaining Contractual
Price	Exercisable Options	Life (Years)
$4.42	415,629	4.28
$4.59	66,990	6.65
$5.19	917	5.88
$5.24	10,500	4.87
The Company estimates the fair value of each stock option award on the date of grant using the Black-Scholes option-pricing model. The risk free interest rate utilized in the Black-Scholes calculation is the interest rate of the U.S. Treasury Bill having the same maturity period as the expected life of the stock option awards. The expected life of the stock options granted is based on the estimated holding period of the awarded stock options. The expected volatility of the stock options granted is based on the historical volatility of the Company’s stock over the preceding five-year period using the month-end per share price. The fair value for each stock option grant was estimated on the respective grant date using the Black-Scholes option-pricing model with the following weighted average assumptions:

2009
Expected life (years)	5
Dividend yield	2.55%
Expected stock price volatility	37.11%
Risk-free interest rate	3.73%
Fair value of options granted	$1.10
The Company’s net (loss) earnings for the three months ended July 31, 2008, and July 31, 2007, includes $1,688 and $0, respectively, of equity-based compensation expenses, and income tax benefits of $641 and $0, respectively, related to the vesting of options. All of these expenses were included in selling, general and administrative expense in the consolidated statements of operations for both periods.
Stock Appreciation Rights (SARs)
A summary of SARs activity for the three months ended July 31, 2008, is as follows:

		Weighted
	SARs to	Average
	Purchase	Grant
	Shares	Price
Outstanding at April 30, 2008	411,600	$4.26
Granted	136,500	4.76
Exercised	—	—
Forfeited	(5,250)	3.88

Outstanding at July 31, 2008	542,850	$4.39

Vested at July 31, 2008	—	$—

The Company estimates the fair value of each SARs grant on the date of grant using the Black-Scholes option-pricing model. The risk-free interest rate utilized in the Black-Scholes calculation is the interest rate on the U.S. Treasury Bill having the same maturity as the expected life of the Company’s SARs awards. Expected life of the SARs granted was based on the estimated holding period of the SARs award. Expected volatility is based on the historical volatility of the Company’s stock over the preceding five-year period using the month-end closing stock price.
The SARs granted in the first quarter of fiscal 2009 had the following weighted average assumptions and fair value:

Expected life (years)	5
Dividend yield	2.55%
Expected stock price volatility	37.11%
Risk-free interest rate	3.73%
Fair value of SARs granted	$0.92
The Company’s net (loss) earnings for the three months ended July 31, 2008, and July 31, 2007, includes $44,420 and $28,176, respectively, of equity-based compensation expenses, and income tax benefits of $16,879 and $10,707, respectively, related to the vesting of SARs. All of these expenses were included in selling, general and administrative expense in the consolidated statements of operations for both periods.
Shares of Restricted Stock
Periodically, the Company has awarded shares of restricted stock to employees, directors and select outside consultants. The awards are recorded at fair market value on the date of grant, and typically vest over a period of one (1) year. As of July 31, 2008, there were unrecognized compensation expenses totaling $17,547 related to shares of restricted stock, which the Company expects to be recognized over the ensuing year. For the quarters ended July 31, 2008, and July 31, 2007, restricted stock equity-based compensation expenses related to the vesting of shares of restricted stock were $2,735 and $2,399, respectively, and the related income tax benefits were $1,039 and $912, respectively. The following table summarizes restricted stock activity for the three months ended July 31, 2008:

		Weighted Average
	Number of	Grant Date
	Restricted	Fair Value
	Shares of Stock	per Share
Non-vested restricted stock at April 30, 2008	1,785	$4.27
Granted	4,200	4.76
Vested	—	—
Forfeited	—	—

Non-vested restricted stock at July 31, 2008	5,985	$4.61

NOTE 4. RECEIVABLES
All net contract and trade receivables are expected to be collected within one year.

NOTE 5. DISCONTINUED OPERATIONS
Sales of Income-Producing Properties
The Company is in the business of creating long-term value by periodically realizing gains through the sale of existing real estate assets, and then redeploying its capital by reinvesting the proceeds from such sales. Effective as of fiscal 2003, the Company adopted SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which requires, among other things, that the operating results of certain income-producing assets, sold subsequent to fiscal 2002, be included in discontinued operations in the statements of operations for all periods presented. The Company classifies an asset as held for sale when the asset is under a binding sales contract with minimal contingencies, and the buyer is materially at risk if the buyer fails to complete the transaction. However, each potential transaction is evaluated based on its separate facts and circumstances. Pursuant to this standard, as of July 31, 2008, the Company had no income-producing properties that were classified as held for sale.
On December 13, 2007, the Company sold its owned office park located in Marietta, Georgia, and recognized a pre-tax gain on the sale of approximately $2.085 million. On July 31, 2007, the Company sold its leasehold interest in the land and its owned shopping center building located in Columbus, Georgia, and its owned shopping center located in Orange Park, Florida, and recognized a pre-tax gain on the sales of approximately $1.9 million. As a result of these transactions, the Company’s financial statements have been prepared with the results of operations and cash flows of these sold properties shown as discontinued operations. All historical statements have been restated in accordance with SFAS 144. Summarized financial information for discontinued operations for the three-month periods ended July 31, 2008, and July 31, 2007, is as follows:

	First Quarter Ended
	July 31,
	2008	2007

REAL ESTATE SEGMENT
Rental revenues	$—	$551,583
Rental property operating expenses, including depreciation	—	458,727

Operating earnings from Real Estate Segment discontinued operations	—	92,856

Total operating earnings from discontinued operations		92,856
Income tax expense	—	(35,286)

Total operating earnings from discontinued operations, net of tax	—	57,570

Gain on sales of income-producing properties	—	1,918,301
Income tax expense	—	(728,954)

Gain on sales of income-producing properties, net of tax	—	1,189,347

Earnings from discontinued operations from Real Estate Segment, net of tax	$—	$1,246,917

NOTE 6. OPERATING SEGMENTS
The table below shows selected financial data on a segment basis. Net earnings is defined as total revenues less operating expenses, including depreciation, interest, and income taxes. In this presentation, management fee expenses charged by the Parent Company are not included in the Segments’ results.

For the Quarter Ended		Real Estate
July 31, 2008	BPE	(1)	Parent	Eliminations	Consolidated

Revenues from unaffiliated customers	$2,720,073	$796,203	$—	$—	$3,516,276
Interest and other income	7,477	300,133	8,316	(239,439)	76,487
Intersegment revenue	—	142,577	—	(142,577)	—

Total revenues from continuing operations	$2,727,550	$1,238,913	$8,316	$(382,016)	$3,592,763

Net (loss) earnings	$(459,609)	$154,081	$(661,424)	$119,541	$(847,411)

For the Quarter Ended		Real Estate
July 31, 2007	BPE	(1)	Parent	Eliminations	Consolidated

Revenues from unaffiliated customers	$4,766,392	$2,522,391	$—	$—	$7,288,783
Interest and other income	55,094	299,253	12,770	(277,609)	89,508
Intersegment revenue	—	147,541	—	(147,541)	—

Total revenues from continuing operations	$4,821,486	$2,969,185	$12,770	$(425,150)	$7,378,291

Net earnings (loss)	$34,595	$2,340,159	$(810,326)	$(6,024)	$1,558,404

(1)	The Company is in the business of creating long-term value by periodically realizing gains through the sale of income-producing properties and real estate held for future development or sale; therefore, in this presentation the Real Estate Segment’s net earnings includes earnings from discontinued operations, pursuant to SFAS 144, that resulted from the sales of certain income-producing properties, and earnings from continuing operations that resulted from the gains on sale of certain other real estate assets.

NOTE 7. EARNINGS (LOSS) PER SHARE
Basic earnings (loss) per share is computed by dividing net earnings (loss) by the weighted average shares outstanding during the reporting period. Diluted earnings (loss) per share is computed giving effect to dilutive stock equivalents resulting from outstanding stock options, stock warrants and stock appreciation rights. The dilutive effect on the number of common shares for the first three months of fiscal 2009 and fiscal 2008 was 203,278 shares and 168,096 shares, respectively. Because the Company had a loss from continuing operations for the quarter ended July 31, 2008, all stock equivalents were anti-dilutive in the quarter, and therefore, are excluded when determining the diluted weighted average number of shares outstanding.
On June 5, 2008, the Company declared a stock dividend of five percent (5%) for all shareholders of record on June 18, 2008; accordingly, on July 1, 2008, the Company distributed 177,708 newly issued shares of stock to those shareholders. Earnings (loss) per share have been adjusted retroactively to include the shares issued and outstanding pursuant to the stock dividend as outstanding for all periods presented.
The following tables set forth the computations of basic and diluted net earnings (loss) per share:

	For the quarter ended July 31, 2008
			Per share
	Loss	Shares	amount

Basic EPS — loss per share from continuing operations	$(847,411)	3,730,295	$(0.23)
Basic EPS — loss per share from discontinued operations	—	—	—
Effect of dilutive securities	—	—	—

Diluted EPS — loss per share	$(847,411)	3,730,295	$(0.23)

	For the quarter ended July 31, 2007
			Per share
	Earnings	Shares	amount

Basic EPS — earnings per share from continuing operations	$311,487	3,705,601	$0.08
Basic EPS — earnings per share from discontinued operations	1,246,917	3,705,601	0.34
Effect of dilutive securities:
Options		59,012
Warrants		6,416
SARs		102,668

		168,096	(0.01)

Diluted EPS — earnings per share	$1,558,404	3,873,697	$0.41

NOTE 8. GOODWILL AND OTHER INTANGIBLE ASSETS
The gross carrying amounts and accumulated amortization for all of the Company’s intangible assets as of July 31, 2008, are as follows:

	July 31, 2008
	Gross Carrying	Accumulated
	Amount	Amortization
Intangible assets, subject to amortization:
Proprietary BPE software solutions	$3,444,383	$1,908,145
Acquired computer software	462,555	457,211
Real estate lease costs	850,544	229,214
Customer relationships	404,632	206,493
Deferred loan costs	331,488	100,390
Non-compete agreements	35,015	2,918
Other	28,660	20,779

	$5,557,277	$2,925,150

Intangible assets and goodwill:
Trademark/Tradename	$770,006	$681

Goodwill	$6,371,319	$—

	April 30, 2008
	Gross Carrying	Accumulated
	Amount	Amortization
Intangible assets, subject to amortization:
Proprietary BPE software solutions	$3,403,208	$1,788,415
Acquired computer software	462,555	453,038
Real estate lease costs	823,091	208,966
Customer relationships	218,000	188,933
Deferred loan costs	331,488	94,170
Other	28,660	20,062

	$5,267,002	$2,753,584

Intangible assets and goodwill, not subject to amortization:
Trademark/Tradename	$708,707	$—

Goodwill	$5,458,717	$—

Aggregate amortization expense for all amortized intangible assets

For the three months ended July 31, 2008	$198,458
For the three months ended July 31, 2007	$189,134

NOTE 9. DISPOSITIONS

Fiscal 2009

There were no dispositions in the first quarter of fiscal 2009.
Fiscal 2008
On March 28, 2008, the City of Oakwood, Georgia, acquired in lieu of formal condemnation, approximately 1.8 acres of the Company’s undeveloped land located in Oakwood, Georgia, for a price of $860,000, which resulted in a pre-tax gain on the transaction of approximately $581,000. For income tax purposes, the Company treated this transaction as in involuntary conversion under Section 1033 of the Internal Revenue Code, which allows for tax deferral of the gain if the Company acquires a qualified replacement property by no later than April 30, 2011. The Company currently intends to use the net proceeds from this transaction to acquire an income-producing property. There can be no assurance, however, that the Company will be able to successfully complete such acquisition.
On December 13, 2007, the Company sold its owned office park located in Marietta, Georgia, for a price of $10.3 million resulting in a pre-tax gain on the sale of approximately $2.085 million. After selling expenses and repayment of the mortgage loan and associated costs, the sale generated cash proceeds of approximately $3.4 million. The Company intended to use the net proceeds from this sale to acquire an income-producing property, which would have qualified the sale under Internal Revenue Code Section 1031 for federal income tax deferral, and therefore placed the proceeds with a qualified third party intermediary in connection therewith. However, the Company did not complete such acquisition, and therefore the proceeds were released from the intermediary to the Company on June 11, 2008. This sale is recorded in discontinued operations in the accompanying consolidated statements of operations.
On July 31, 2007, the Company sold: (1) its leasehold interest in a shopping center in Jacksonville, Florida; (2) its leasehold interest in the land and its owned shopping center building located in Columbus, Georgia; and (3) its owned shopping center located in Orange Park, Florida; for a total combined sales price of $6.8 million, resulting in a pre-tax gain of approximately $3.8 million. After selling expenses, the sales generated net cash proceeds of approximately $6.4 million. In addition, the Company purchased its minority partners’ interests in the Columbus, Georgia, land and shopping center building by utilizing two notes payable totaling $400,000. As of July 2008, both notes have been paid off. In accordance with SFAS 144, the sale of the leasehold interest in the shopping center in Jacksonville, Florida, is recorded in rental income on the accompanying consolidated statement of operations, and the sales of its leasehold interest in the land and the owned shopping center building located in Columbus, Georgia, and the owned shopping center located in Orange Park, Florida, are recorded in discontinued operations in the accompanying consolidated statement of operations for the quarter ended July 31, 2007.
NOTE 10. ACQUISITIONS
On June 6, 2008, Atlantic Lighting & Supply Co., LLC (“AL&S LLC”), an indirect wholly-owned subsidiary of the Company, acquired substantially all of the assets and assumed certain liabilities of Atlantic Lighting & Supply Co., Inc. (the “Seller”) for a total consideration, including the assumption of liabilities, of approximately $1.5 million (excluding acquisition costs). The Seller was engaged in the business of providing energy efficient lighting products to commercial property owners and managers, and the Company is continuing to conduct this business. The acquisition was made pursuant to an asset purchase agreement dated June 6, 2008, between the Company, AL&S LLC, the Seller, and the shareholders of the Seller (the “Agreement”). The consideration consisted of 17,381 newly-issued shares of the Company’s common stock, with a fair value of $91,250, the payment of approximately $618,000 in cash to the Seller, the payment of approximately $165,000 in cash to satisfy outstanding debt to two lenders of the Seller, and the assumption of certain operating liabilities of the Seller that totaled approximately $584,000. The amounts and types of the consideration were determined through negotiations among the parties.
     Pursuant to the Agreement, AL&S LLC acquired substantially all of the assets of Seller, including cash, accounts receivable, inventory, personal property and equipment, proprietary information, intellectual property, and the Seller’s right, title, and interest to assigned contracts. Only certain specified operating liabilities of the Seller were assumed, including executory obligations under assigned contracts and current balance sheet operating liabilities.
     The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition.

	Operations
	Acquired from
	Seller	Estimated Life
Current assets	$322,514
Property, furniture and equipment, net	58,699	Various (3-5)
Trade name	61,299	15 years
Non-compete agreements	35,015	2 years
Customer relationships	186,632	5 years
Goodwill	912,601	Indefinite

Total assets acquired	$1,576,760

Current liabilities	(483,937)
Long-term liabilities	(100,000)

Net assets acquired	$992,823

     The goodwill amount is not subject to amortization. The amounts assigned to all intangible assets are deductible for tax purposes over a period of fifteen (15) years. The goodwill amount has been assigned to the BPE Segment.
     The following table summarizes what the results of operations of the Company would have been on a pro forma basis for the three months ended July 31, 2008, if the acquisition had occurred prior to the beginning of the period. These results do not purport to represent what the results of operations for the Company would have actually been or to be indicative of the future results of operations of the Company (in thousands, except for per share amounts).

	Three Months Ended
	July 31,
	2008	2007
Revenues	$3,790	$8,208
Net (loss) earnings	(847)	1,582
Net (loss) earnings per share — basic	$(0.23)	$0.43
Net (loss) earnings per share — diluted	$(0.23)	$0.41

NOTE 11. COMMITMENTS AND CONTINGENCIES
The Company is subject to legal proceedings and other claims that arise in the ordinary course of business. While the resolution of these matters cannot be predicted with certainty, the Company believes that the final outcome of any such matters would not have a material adverse effect on the Company’s financial position or results of operations. See Item 1A, “Risk Factors,” in the Company’s Annual Report on Form 10-K for the year ended April 30, 2008.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with the consolidated financial statements, including the notes to those statements, which are presented elsewhere in this report. The Company also recommends that this discussion and analysis be read in conjunction with the management’s discussion and analysis section and the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended April 30, 2008.
The Company’s fiscal year 2009 will end on April 30, 2009.
In the following charts, changes in revenues, costs and expenses, and selling, general and administrative expenses from period to period are analyzed on a segment basis. For net earnings and similar profit information on a consolidated basis, please refer to the Company’s consolidated financial statements.
Pursuant to SFAS 144, the figures shown in the following charts for all periods presented do not include Real Estate Segment revenues, costs and expenses, and selling, general and administrative expenses generated by certain formerly owned income-producing properties that have been sold; such amounts have been reclassified to discontinued operations. See “Critical Accounting Policies — Discontinued Operations” later in this discussion and analysis section.
Results of operations of the first quarter of fiscal 2009, compared to the first quarter of fiscal 2008
REVENUES
From Continuing Operations
For the first quarter of fiscal 2009, consolidated revenues from continuing operations, net of intersegment eliminations, were $3,516,276, compared to $7,288,783 for the first quarter of fiscal 2008. This represents a decrease of approximately 52%.
CHART A
REVENUES FROM CONTINUING OPERATIONS — SUMMARY BY SEGMENT
(Dollars in Thousands)

	First Quarter Ended
	July 31,		Amount	Percentage
	2008	2007	Decrease	Decrease

BPE (1)	$2,720	$4,766	$(2,046)	(43)
Real Estate (2)	796	2,522	(1,726)	(68)

	$3,516	$7,288	$(3,772)	(52)

NOTES TO CHART A
(1)	BPE Segment revenues decreased by approximately $2,046,000, or 43%, in the first quarter of fiscal 2009, compared to the same period in fiscal 2008, primarily due to:
(a)	energy savings (lighting and mechanical) project revenues were approximately $2,360,000 lower than in the year-earlier period (although 18% higher than in the immediately preceding fourth quarter of fiscal 2008), primarily because of:
i.	unexpected ongoing delays in scheduled projects for two significant customers; however,

• the Company was able to commence work on several of these energy savings projects for one of the customers in August 2008, with contracted revenues totaling approximately $500,000, which amount is included in backlog at July 31, 2008; and

• management expects to enter into a contract with the other customer in the next several weeks for a multi-million dollar energy savings project, based on the customer’s verbal commitment, which the Company expects to commence work on soon thereafter; such potential revenues are not included in backlog at July 31, 2008, and are subject to specific authorization by the customer to proceed and completion of contract documentation, and there can be no assurance that the customer will actually authorize the Company to proceed with this project in the expected term, or at all;

and

ii.	the absence of revenues of approximately $1 million that were generated by a one-time special project for a large retail customer during the year-earlier period;
partially offset by:
iii.	revenues of approximately $180,000 from two new energy savings project customers, representing the initial phases of new energy savings program initiatives for those customers that management believes offer the potential for several million dollars in additional energy savings project revenues over the next four to eight fiscal quarters. Such potential additional revenues are not included in backlog at July 31, 2008, and are subject to satisfactory completion of the initial projects, specific authorization by the customers to proceed with the additional projects, and completion of contract documentation; however, there can be no assurance that any of these additional potential revenues will actually be realized in the expected term, or at all.
The year-over-year decline in energy savings project revenues was partially offset by:
(b)	the initial lighting product revenues of approximately $257,000, as the result of the Company’s acquisition during the quarter of its lighting distribution business; and

(c)	an increase in building productivity software products and services revenues of approximately $194,000.
Management believes that the decrease in energy savings project revenues is due in part to the general deterioration of the overall economy, which may be causing certain of the Company’s customers to postpone capital expenditures.
(2)	Real Estate Segment revenues decreased by $1,726,000, or 68%, in the first quarter of fiscal 2009, compared to the same period in fiscal 2008, primarily due to:
(a)	the absence of one-time revenues of approximately $1,553,000 generated in the prior year period by the sale of the Company’s leasehold interest in its shopping center in Jacksonville, Florida, during the first quarter of fiscal 2008; and

(b)	a decrease in rental income of approximately $165,000, primarily as the result of the expiration of an anchor tenant lease in January 2008 at the Company’s headquarters building in Atlanta, Georgia;
partially offset by:

(c)	an increase in revenues of approximately $47,000, primarily as the result of an early lease termination payment in the first quarter of fiscal 2009.
The following table indicates the backlog of contracts and rental income, by segment.

			Increase
	July 31		(Decrease)

	2008	2007	Amount	Percentage

BPE (1)	$6,536,000	$7,640,000	$(1,104,000)	(14)
Real Estate (2)	3,183,000	3,438,000	(255,000)	(7)
Less: Intersegment eliminations (3)	(585,000)	(568,000)	(17,000)	3

Total Backlog	$9,134,000	$10,510,000	$(1,376,000)	(13)

(1)	BPE backlog at July 31, 2008, decreased by approximately $1,104,000 compared to the prior period, primarily due to:
(a)	a decrease of approximately $660,000, or 8%, in energy savings project orders, primarily as a result of unexpected customer delays of scheduled projects discussed above, and, management believes, the general economic factors also discussed above; and

(b)	a decrease of approximately $403,000, or 4%, in energy management consulting services, as a result of the successful completion of approximately $900,000 of multi-year consulting services projects, partially offset by $497,000 in new consulting services contracts.
The Company estimates that the BPE backlog at July 31, 2008, will be recognized prior to July 31, 2009, with the exception of approximately $344,000 in energy management consulting services from multi-year contracts with terms that extend longer than one year.

BPE backlog includes some contracts that can be cancelled by customers with less than one year’s notice, and assumes such cancellation provisions will not be invoked. The amount of such cancelled contracts included in the prior year’s backlog was approximately $202,000, or 3.1%.
(2) The decrease in Real Estate backlog of $255,000 primarily consisted of:
(a)	approximately $364,000 as the result of the expiration of an anchor tenant lease in January 2008 at the Company’s headquarters building in Atlanta, Georgia;
partially offset by:
(b)	a net increase in backlog of approximately $157,000 due to successful leasing activities at the Company’s headquarters building in Atlanta, Georgia.
(3)	Represents rental income at the Company’s headquarters building to be paid to the Real Estate Segment by the Parent Company and the BPE Segment.

COSTS AND EXPENSES APPLICABLE TO REVENUES
From Continuing Operations
As a percentage of total segment revenues from continuing operations (See Chart A), the total applicable costs and expenses (See Chart B) were 63% and 53%, for the first quarters of fiscal 2009 and 2008, respectively. In reviewing Chart B, the reader should recognize that the volume of revenues generally will affect the amounts and percentages presented.
The figures in Chart B are net of intersegment eliminations.
CHART B
COSTS AND EXPENSES APPLICABLE TO REVENUES
FROM CONTINUING OPERATIONS — SUMMARY BY SEGMENT
(Dollars in Thousands)

			Percentage of Segment
			Revenues for
	First Quarter Ended		First Quarter Ended
	July 31,		July 31,
	2008	2007	2008	2007

BPE (1)	$1,753	$3,186	64	67
Real Estate (2)	474	651	60	26

	$2,227	$3,837	63	53

NOTES TO CHART B
(1)	On a dollar basis, BPE Segment costs and expenses decreased by approximately $1,433,000, or 45%, for the first quarter of fiscal 2009, compared to the same period in fiscal 2008, primarily due to:
(a)	the corresponding decrease in revenues (See Chart A);
partially offset by:
(b)	an increase in costs of approximately $148,000 as a result of the Company’s acquisition of its lighting distribution business during the quarter.
On a percentage basis, BPE Segment costs and expenses decreased by 3% in the first quarter of fiscal 2009, compared to the same period of fiscal 2008, primarily due to a change in the mix of services and products.
(2)	On a dollar basis, Real Estate Segment costs and expenses decreased by approximately $177,000, or 27%, in the first quarter of fiscal 2009, compared to the same period of fiscal 2008, primarily due to:
(a)	the absence of one-time leaseback and sales costs of approximately $147,000 that were included in the prior year, as a result of the sale of the Company’s leasehold interest in a shopping center located in Jacksonville, Florida, during the first quarter of fiscal 2008; and

(b)	a decrease in rental operating costs of approximately $31,000 due to the lower tenant and repair expenses.
Real Estate Segment costs and expenses as a percentage of revenues were higher for the first quarter of fiscal 2009, compared to the same period in fiscal 2008, primarily due to one-time revenues of $1,553,000 in the prior year that were generated by the sale of the Company’s leasehold interest in a shopping center located in Jacksonville, Florida, in July 2007; the costs of the sale were approximately $95,000.
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
From Continuing Operations
In the first quarters of fiscal 2009 and 2008, total selling, general and administrative expenses (“SG&A”) from continuing operations, net of intersegment eliminations, were $2,405,656 and $2,795,657, respectively. As a percentage of consolidated revenues from continuing operations, these expenses were 68% and 38%, respectively. In reviewing Chart C, the reader should recognize that the volume of revenues generally will affect the amounts and percentages presented. The percentages in Chart C are based upon expenses as they relate to segment revenues from continuing operations (Chart A), except that Parent and total expenses relate to consolidated revenues from continuing operations.
CHART C
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
FROM CONTINUING OPERATIONS — SUMMARY BY SEGMENT
(Dollars in Thousands)

			Percentage of Segment
			Revenues for
	First Quarter Ended		First Quarter Ended
	July 31,		July 31,
	2008	2007	2008	2007

BPE (1)	$1,409	$1,324	52	28
Real Estate (2)	169	183	21	7
Parent (3)	828	1,289	24	18

	$2,406	$2,796	68	38

NOTES TO CHART C
(1)	BPE SG&A expenses as a percentage of revenues from continuing operations increased in the first quarter of fiscal 2009, compared to the same period of fiscal 2008, primarily due to the decrease in revenues (See Chart A).

On a dollar basis, BPE SG&A expenses increased by approximately $85,000, or 6%, in the first quarter of fiscal 2009, compared to the same period in fiscal 2008, primarily due to the Company’s acquisition of its lighting distribution business during the quarter;

(2)	On a percentage basis, Real Estate SG&A expenses increased by approximately 14% in the first quarter of fiscal 2009, compared to the same period in fiscal 2008, primarily due to the inclusion of one-time revenues of $1,553,000 in the prior year that were generated by the sale of the Company’s leasehold interest in a shopping center located in Jacksonville, Florida, in July 2007.
(3)	On a dollar basis, Parent SG&A expenses decreased by approximately $461,000, or 36%, for the first quarter of fiscal 2009, compared to the same period of fiscal 2008, primarily due to:
(a)	a decrease of approximately $581,000 in incentive compensation expenses, pursuant to the terms of the Company’s cash incentive compensation plan;

partially offset by:

(b)	an increase in legal fees of approximately $38,000 as a result of ongoing efforts to perfect an insurance claim and increased financial reporting compliance costs; and

(c)	an increase in general insurance expenses of approximately $34,000.
Liquidity and capital resources
Between April 30, 2008, and July 31, 2008, working capital decreased by approximately $2,994,000.
Operating activities used cash of approximately $1,829,000, primarily as a result of:
(a)	current year losses from continuing operations of approximately $847,000;

(b)	an increase in other current assets of approximately $327,000, primarily due to:
(1)	an increase in prepaid corporate insurance expense of approximately $40,000;

(2)	an increase in Real Estate prepaid insurance expense and property taxes of approximately $104,000;

(3)	an increase in prepaid expenses related to software implementation in progress of approximately $60,000; and

(4)	an increase in inventory post-acquisition in the BPE lighting distribution business of approximately $139,000;
(c)	cash payments of approximately $299,000 for incentive compensation expensed in the prior fiscal year because of the successful achievement of certain company earnings and performance goals in fiscal year 2008; and

(d)	a net decrease in BPE trade accounts payable, accrued expenses, other liabilities, and billings in excess of costs and earnings of approximately $481,000, due to the timing and submission of payments;
partially offset by:
(e)	a decrease in BPE accounts receivable (net of changes in the provision for doubtful accounts) and costs and earnings in excess of billings of approximately $267,000, primarily as a result of the timing of billing and receipt of payments.
Investing activities provided cash of approximately $2,176,000, primarily due to:
(a)	the release to the Company of approximately $3,471,000 in cash previously held in escrow, after the Company elected not to purchase a replacement property to complete a proposed Internal Revenue Code Section 1031 federal tax deferred exchange for the Company’s owned office park located in Marietta, Georgia, which was sold by the Company in fiscal 2008;
partially offset by:

(b)	approximately $892,000 for the acquisition of the Company’s indirect wholly-owned lighting distribution business;

(c)	approximately $129,000 for additions to income-producing properties, primarily related to tenant and building improvements;

(d)	$150,000 for the purchase of a held-to-maturity investment related to the scheduled increase in restricted cash as the result of a provision in a Real Estate loan agreement;

(e)	approximately $95,000 for additions to intangible assets, primarily related to the development of enhancements to BPE’s proprietary building productivity software solutions; and

(f)	approximately $29,000 for additions to property and equipment.
Financing activities used cash of approximately $465,000 primarily for:
(a)	payment of a note at maturity of approximately $241,000;

(b)	payment of the regular quarterly cash dividend to shareholders of approximately $142,000; and

(c)	scheduled principal payments on mortgage notes and other long-term debt of approximately $82,000.
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
Cautionary statement regarding forward-looking statements
Certain statements contained or incorporated by reference in this Quarterly Report on Form 10-Q, including without limitation, statements containing the words “believes,” “anticipates,” “estimates,” “expects,” “plans,” and words of similar import, are forward-looking statements within the meaning of the federal securities laws. Such forward-looking statements involve known and unknown risks, uncertainties and other matters which may cause the actual results, performance, or achievements of the Company to be materially different from any future results, performance, or uncertainties expressed or implied by such forward-looking statements. Factors affecting forward-looking statements include, without limitation, the factors identified under the caption “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended April 30, 2008.
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

Revenue Recognition
Revenues derived from implementation, training, support, and base service license fees from customers accessing the Company’s proprietary building productivity software on an application service provider (ASP) basis follow the provisions of Securities and Exchange Commission Staff Accounting Bulletin (“SAB”) 104, Revenue Recognition (“SAB 104”). For these sources of revenues, the Company recognizes revenue when all of the following conditions are met: there is persuasive evidence of an arrangement; service has been provided to the customer; the collection of fees is probable; and the amount of fees to be paid by the customer is fixed and determinable. The Company’s license arrangements do not include general rights of return. Revenues are recognized ratably over the contract terms beginning on the commencement date of each contract. Amounts that have been invoiced are recorded in accounts receivable and in revenue or deferred revenue, depending on the timing of when the revenue recognition criteria have been met. Additionally, the Company defers such direct costs and amortizes them over the same time period as the revenue is recognized.
Energy management services are accounted for separately, and are recognized as the services are rendered in accordance with SAB 104. Sales of proprietary building productivity software solutions (other than ASP solutions) and hardware products are recognized when products are sold.
Energy savings and infrastructure upgrade project revenues are reported on the percentage-of-completion method, using costs incurred to date in relation to estimated total costs of the contracts to measure the stage of completion. Original contract prices are adjusted for change orders in the amounts that are reasonably estimated based on the Company’s historical experience. The cumulative effects of changes in estimated total contract costs and revenues (change orders) are recorded in the period in which the facts requiring such revisions become known, and are accounted for using the percentage-of-completion method. At the time it is determined that a contract is expected to result in a loss, the entire estimated loss is recorded. Energy efficient lighting product revenues are recognized when the products are shipped.
The Company leases space in its income-producing properties to tenants, and recognizes minimum base rentals as revenue, on a straight-line basis over the lease term. The lease term usually begins when the tenant takes possession of, or controls the physical use of, the leased asset. Generally, this occurs on the lease commencement date. In determining what constitutes the leased asset, the Company evaluates whether the Company or the tenant is the owner of the improvements. If the Company is the owner of the improvements, then the leased asset is the finished space. In such instances, revenue recognition begins when the tenant takes possession of the finished space, typically when the improvements are substantially complete. If the Company determines that the improvements belong to the tenant, then the leased asset is the unimproved space, and any improvement allowances funded by the Company under the lease are treated as lease incentives that reduce the revenue recognized over the term of the lease. In these circumstances, the Company begins revenue recognition when the tenant takes possession of the unimproved space. The Company considers a number of different factors in order to evaluate who owns the improvements. These factors include (1) whether the lease stipulates the terms and conditions of how an improvement allowance may be spent; (2) whether the tenant or the Company retains legal title to the improvements; (3) the uniqueness of the improvements; (4) the expected economic life of the improvements relative to the length of the lease; and (5) who constructs or directs the construction of the improvements. The determination of who owns the improvements is subject to significant judgment. In making the determination, the Company considers all of the above factors; however, no one factor is determinative in reaching a conclusion. Certain leases may also require tenants to pay additional rental amounts as partial reimbursements for their share of property operating and common area expenses, real estate taxes, and insurance, which additional rental amounts are recognized only when earned. In addition, certain leases require retail tenants to pay incremental rental amounts, which are contingent upon their store sales. These percentage rents are recognized only if and when earned and are not recognized on a straight-line basis.

Revenues from the sales of real estate assets are recognized when all of the following has occurred: (a) the property is transferred from the Company to the buyer; (b) the buyer’s initial and continuing investment is adequate to demonstrate a commitment to pay for the property; and (c) the buyer has assumed all future ownership risks of the property. Costs of sales related to real estate assets are based on the specific property sold. If a portion or unit of a property is sold, a proportionate share of the total cost of the development or acquisition is charged to cost of sales.
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
Valuation of Goodwill and Other Intangible Assets
Goodwill and intangible assets with indefinite lives are reviewed for impairment on an annual basis, or whenever events or changes in circumstances indicate that the carrying basis of an asset may not be recoverable. The recoverability of assets to be held and used is measured by a comparison of the carrying basis of the asset to the estimated future net discounted cash flows expected to be generated by the asset. If an asset is determined to be impaired, the impairment to be recognized is determined by the amount by which the carrying amount of the asset exceeds the asset’s estimated future net discounted cash flows. Assets to be disposed of are reported at the lower of their carrying basis or estimated fair value less estimated costs to sell.
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
Discontinued Operations
The Company adopted SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”), effective in fiscal 2003, which requires, among other things, that the gains and losses from the disposition of certain income-producing real estate assets, and associated liabilities, operating results, and cash flows be reflected as discontinued operations in the financial statements for all periods presented. Although net earnings are not affected, the Company has reclassified results that were previously included in continuing operations as discontinued operations for qualifying dispositions under SFAS 144.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in the Company’s market risk since April 30, 2008. Refer to the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2008, for detailed disclosures about quantitative and qualitative disclosures about market risk.
ITEM 4 (T). CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
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
Changes in Internal Control Over Financial Reporting
There was no change in the Company’s internal control over financial reporting that occurred during the period covered by this quarterly report on Form 10-Q that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1A. RISK FACTORS
In addition to the other information set forth in this report, the reader should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2008, which could materially affect the business, financial condition or future operating results of the Company. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also could materially affect the Company’s business, financial condition and/or operating results.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Unregistered Sales of Equity Securities
As part of the consideration for the acquisition by an indirect, wholly-owned subsidiary of the Company of substantially all the assets of Atlantic Lighting & Supply Co., Inc. (the “Seller”), described in Note 10 to the Consolidated Financial Statements, the Company issued 17,381 newly-issued shares of the Company’s common stock to the Seller on June 6, 2008. Per the formula set forth in the agreement related to the acquisition, the shares were valued at approximately $5.75 per share. The shares were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”), and/or the rules and regulations promulgated thereunder.
In connection with the acquisition of substantially all of the assets of the Seller, the Company’s subsidiary employed Seller’s President, John Robertson Edwards, to continue as President of the acquired business. As part of the terms of Mr. Edwards’ employment, on June 6, 2008, Mr. Edwards was granted 2,000 shares of restricted common stock and 50,000 stock appreciation rights (SARs). These SARs are exercisable for shares of the Company’s common stock, have an exercise price of $5.25 per share, and “cliff” vest in five years, subject to accelerated vesting in the event of the satisfaction of a certain stock price performance condition. The SARs were not issued in a “sale” to Mr. Edwards within the meaning of the Securities Act, but such issuance would have been exempt from registration in any event pursuant to Section 4(2) of such Act and/or the rules and regulations promulgated thereunder.

ITEM 6. EXHIBITS

31.1	Certification of Chief Executive Officer, pursuant to Rules 13a-14(a)/15d-14(a)

31.2	Certification of Chief Financial Officer, pursuant to Rules 13a-14(a)/15d-14(a)

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes Oxley Act 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes Oxley Act 2002

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SERVIDYNE, INC. (Registrant)

Date: September 15, 2008	/s/ Alan R. Abrams Alan R. Abrams
Chief Executive Officer

Date: September 15, 2008	/s/ Rick A. Paternostro

Rick A. Paternostro
Chief Financial Officer