Form 10-K/A
period 2008-04-30
SERVIDYNE, INC.
filed 2008-09-16
CIK 1923

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K/A
(Amendment No. 1)
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
(Title of Class)
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
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
YES ☑ NO ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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
DOCUMENTS INCORPORATED BY REFERENCE
     The information called for by Part III (Items 10, 11, 12, 13, and 14) is incorporated herein by reference to the registrant’s definitive proxy statement for the 2008 Annual Meeting of Shareholders which was filed on August 13, 2008, pursuant to Regulation 14A.

EXPLANATORY NOTE
This Amendment No. 1 on Form 10-K/A hereby amends the registrant’s Annual Report on Form 10-K for the fiscal year ended April 30, 2008, which the registrant filed with the Securities and Exchange Commission on July 30, 2008. This amendment is being filed in order to correct Exhibits 31.1 and 31.2 to the Form 10-K, which inadvertently omitted certain language relating to the Company’s internal control over financial reporting, and in order to amend and restate Part II, Item 9A(T) to disclose that the Company is not including and is not required to include an attestation report by its registered public accounting firm regarding internal control over financial reporting. Part IV, Item 15 is being amended and restated to reflect that Exhibit 31.1 and Exhibit 31.2 are filed herewith.
Except as described above, no other portion of the Form 10-K for the fiscal year ended April 30, 2008 is amended hereby. Accordingly, this Amendment should be read in conjunction with such Form 10-K and the registrant’s filings made with the Securities and Exchange Commission subsequent to the date of such Form 10-K.
As used herein, the term “Company” refers to Servidyne, Inc. and its subsidiaries and predecessors, unless the context indicates otherwise, and the term “Parent” or “Parent Company” refers solely to Servidyne, Inc.
PART II

ITEM 9A (T).	CONTROLS AND PROCEDURES
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
Changes in Internal Control Over Financial Reporting
There was no change in the Company’s internal control over financial reporting that occurred during the Company’s fourth fiscal quarter for its fiscal year ended April 30, 2008, which materially has affected, or is reasonably likely materially to affect, the Company’s internal control over financial reporting.
Management’s Assessment of Internal Control Over Financial Reporting
In connection with the preparation of the Company’s Form 10-K, management assessed the effectiveness of internal control over financial reporting as of April 30, 2008. In making that assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on management’s assessment, management believes that, as of April 30, 2008, the internal control over financial reporting was effective based on those criteria.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, the Company has included a report of management’s assessment of the design and effectiveness of internal controls as part of this Annual Report on Form 10-K for the fiscal year ended April 30, 2008.
This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.
PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(A) The following documents are filed as part of the Company’s Annual Report on Form 10-K, as amended by this Amendment No. 1:

1. Financial Statements*:

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

2. Financial Statement Schedules*:

Schedule III — Real Estate and Accumulated Depreciation

3. Exhibits:

Exhibit No.
3a. Articles of Incorporation (1)
3b.1 Amended and Restated Bylaws (2)
3b.2 Amendment to Amended and Restated Bylaws(3)
10a. Directors Deferred Compensation Plan (4)#
10b. 2000 Stock Award Plan (5)#
10c. Alan R. Abrams Split Dollar Life Insurance Agreement dated May 31, 2001 (6)#
10d. J. Andrew Abrams Split Dollar Life Insurance Agreement dated May 31, 2001 (6)#
10e. Summary Description of Annual Incentive Bonus Plan (7)#
10f. Form of Stock Appreciation Right Agreement (8)#
21. List of the Company’s Subsidiaries*
23a. Consent of Deloitte & Touche LLP*
31.1 Certification of the CEO
31.2 Certification of the CFO
32.1 Section 906 Certification of the CEO*
32.2 Section 906 Certification of the CFO*

Explanation of Exhibits
(1) This exhibit is incorporated by reference to the Company’s Form 10-K for the year ended April 30, 1985 (SEC File No. 0-10146).
(2) This exhibit is incorporated by reference to the Company’s Form 8-K filed November 30, 2007 (SEC File No. 0-10146).
(3) This exhibit is incorporated by reference to the Company’s Form 8-K filed August 18, 2008 (SEC File No. 0-10146).

(4) This exhibit is incorporated by reference to the Company’s Form 10-K for the year ended April 30, 1991 (SEC File No. 0-10146).
(5) This exhibit is incorporated by reference to the Company’s Form S-8 filed September 29, 2000 (SEC File No. 0-10146).
(6) This exhibit is incorporated by reference to the Company’s Form 10-K for the year ended April 30, 2001 (SEC File No. 0-10146).
(7) This exhibit is incorporated by reference to the Company’s Form 10-Q for the quarter ended October 31, 2005 (SEC File No. 0-10146).
(8) This exhibit is incorporated by reference to the Company’s Form 10-K for the year ended April 30, 2006 (SEC File No. 0-10146).

#	Management compensatory plan or arrangement.

*	Previously filed as part of this Annual Report on Form 10-K.
(B) The Company hereby files as exhibits to this Annual Report on Form 10-K, as amended by this Amendment No. 1, the exhibits set forth in Item 15(A)3 hereof.
(C) The Company previously filed as financial statement schedules to its Annual Report on Form 10-K the financial statement schedules set forth in Item 15(A)2 hereof.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
SERVIDYNE, INC.

Dated: September 15, 2008	By:	/s/ Rick A Paternostro
Rick A Paternostro
Chief Executive Officer

5