Form 10-Q
period 2008-10-31
SERVIDYNE, INC.
filed 2008-12-15
CIK 1923

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
QUARTERLY REPORT

Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934
For the quarter ended October 31, 2008
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
Yes ☐     No ☑
The number of shares of $1.00 par value Common Stock of the Registrant outstanding as of November 30, 2008, was 3,725,144.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
SERVIDYNE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	(UNAUDITED)
	October 31, 2008	April 30, 2008
ASSETS
CURRENT ASSETS:
Cash	$6,332,270	$8,382,947
Restricted cash	—	3,470,700
Receivables (Note 4)	3,566,403	3,735,930
Less: Allowance for doubtful accounts	(89,142)	(127,007)
Costs and earnings in excess of billings	364,557	275,754
Deferred income taxes	499,318	750,488
Other current assets	1,351,859	1,011,304

Total current assets	12,025,265	17,500,116

INCOME-PRODUCING PROPERTIES, net	21,660,378	21,773,409
PROPERTY AND EQUIPMENT, net	875,623	811,900
OTHER ASSETS:
Real estate held for future development or sale	853,109	853,109
Intangible assets, net (Note 8)	3,310,910	3,222,125
Goodwill (Note 8)	6,343,012	5,458,717
Other assets	2,716,970	2,696,174

Total assets	$47,785,267	$52,315,550

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Trade and subcontractors payables	$474,271	$550,360
Accrued expenses	1,035,189	1,143,794
Deferred revenue	640,089	848,197
Accrued incentive compensation	175,429	494,000
Billings in excess of costs and earnings	98,383	62,559
Current maturities of mortgage notes and other long-term debt	507,430	631,736

Total current liabilities	2,930,791	3,730,646

DEFERRED INCOME TAXES	3,921,446	5,271,441
OTHER LIABILITIES	864,370	1,138,316
MORTGAGE NOTES PAYABLE, less current maturities	18,417,803	18,603,769
OTHER LONG-TERM DEBT, less current maturities	1,090,000	1,105,000

Total liabilities	27,224,410	29,849,172

COMMITMENTS AND CONTINGENCIES (Note 11)

SHAREHOLDERS’ EQUITY:
Common stock, $1 par value; 10,000,000 shares authorized; 3,918,078 issued and 3,725,144 outstanding at October 31, 2008, 3,708,836 issued and 3,539,770 outstanding at April 30, 2008	3,918,078	3,708,836
Additional paid-in capital	5,919,130	5,045,100
Retained earnings	11,620,668	14,511,159
Treasury stock (common shares) 192,934 at October 31, 2008, and 169,066 at April 30, 2008	(897,019)	(798,717)

Total shareholders’ equity	20,560,857	22,466,378

Total liabilities and shareholders’ equity	$47,785,267	$52,315,550

See accompanying notes to condensed consolidated financial statements.

SERVIDYNE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	SECOND QUARTER ENDED		FIRST SIX MONTHS ENDED
	OCTOBER 31,		OCTOBER 31,
	2008	2007	2008	2007
REVENUES:
Building Performance Efficiency (“BPE”)	$3,434,110	$3,987,123	$6,154,183	$8,753,515
Real Estate	778,480	881,463	1,574,683	3,403,854

	4,212,590	4,868,586	7,728,866	12,157,369

Interest	47,971	77,143	103,058	96,623
Other	29,681	33,446	51,081	103,474

	4,290,242	4,979,175	7,883,005	12,357,466

COSTS AND EXPENSES:
BPE	2,167,704	2,760,396	3,920,488	5,945,980
Real Estate	560,618	505,554	1,034,665	1,156,078

	2,728,322	3,265,950	4,955,153	7,102,058

Selling, general and administrative
BPE Segment	1,612,875	1,336,181	3,021,855	2,660,206
Real Estate Segment	164,739	175,262	333,646	358,280
Parent	917,867	352,164	1,745,636	1,640,777

	2,695,481	1,863,607	5,101,137	4,659,263

Interest costs incurred	330,368	348,571	662,764	687,358

	5,754,171	5,478,128	10,719,054	12,448,679

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(1,463,929)	(498,953)	(2,836,049)	(91,213)

INCOME TAX BENEFIT	(558,217)	(182,988)	(1,082,926)	(86,735)

LOSS FROM CONTINUING OPERATIONS	(905,712)	(315,965)	(1,753,123)	(4,478)

DISCONTINUED OPERATIONS:
(Loss) earnings from discontinued operations, adjusted for applicable income tax (benefit) expense of $0, ($17,717), $0 and $17,568, respectively	—	(28,907)	—	28,663
Gain on sale of income-producing real estate, adjusted for applicable income tax expense of $0, $0, $0, and $728,954, respectively	—	—	—	1,189,347

(LOSS) EARNINGS FROM DISCONTINUED OPERATIONS	—	(28,907)	—	1,218,010

NET (LOSS) EARNINGS	$(905,712)	$(344,872)	$(1,753,123)	$1,213,532

NET (LOSS) EARNINGS PER SHARE — BASIC
From continuing operations	$(0.24)	$(0.09)	$(0.47)	$(0.00)
From discontinued operations	—	(0.01)	—	0.32

NET (LOSS) EARNINGS PER SHARE — BASIC	$(0.24)	$(0.10)	$(0.47)	$0.32

NET (LOSS) EARNINGS PER SHARE — DILUTED
From continuing operations	$(0.24)	$(0.09)	$(0.47)	$(0.00)
From discontinued operations	—	(0.01)	—	0.32

NET (LOSS) EARNINGS PER SHARE — DILUTED	$(0.24)	$(0.10)	$(0.47)	$0.32

DIVIDENDS PER SHARE	$0.038	$0.036	$0.076	$0.072

WEIGHTED AVERAGE SHARES OUTSTANDING — BASIC	3,736,346	3,705,916	3,733,320	3,705,759

WEIGHTED AVERAGE SHARES OUTSTANDING — DILUTED	3,736,346	3,705,916	3,733,320	3,705,759

See accompanying notes to condensed consolidated financial statements.

SERVIDYNE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(UNAUDITED)

			Additional	Deferred
	Common Stock		Paid-In	Stock	Retained	Treasury
	Shares	Amount	Capital	Compensation	Earnings	Stock	Total

BALANCES at April 30, 2005	3,357,601	$3,357,601	$3,067,982	$(14,162)	$15,186,932	$(684,942)	$20,913,411

Net earnings					525,766		525,766
Common stock issued	1,800	1,800	6,660	(8,460)			—
Stock compensation expense				18,202		(1,871)	16,331
Stock option exercise	732	732	2,196				2,928
Cash dividends declared — $0.14 per share (adjusted for subsequent stock dividend)					(511,688)		(511,688)
Stock dividend declared — 10% at market value on date declared	335,203	335,203	1,726,295		(1,973,934)	(87,564)	—

BALANCES at April 30, 2006	3,695,336	$3,695,336	$4,803,133	$(4,420)	$13,227,076	$(774,377)	$20,946,748

Net earnings					966,626		966,626
Common stock acquired						(19,747)	(19,747)
Stock compensation expense			72,027	4,420		(940)	75,507
Cash dividends declared — $0.144 per share					(508,923)		(508,923)

BALANCES at April 30, 2007	3,695,336	$3,695,336	$4,875,160	$—	$13,684,779	$(795,064)	$21,460,211

Net earnings					1,335,562		1,335,562
Common stock issued	2,500	2,500	(2,500)				—
Stock compensation expense			132,440			(3,653)	128,787
Stock option exercise	11,000	11,000	40,000				51,000
Cash dividends declared — $0.144 per share					(509,182)		(509,182)

BALANCES at April 30, 2008	3,708,836	$3,708,836	$5,045,100	$—	$14,511,159	$(798,717)	$22,466,378

Net earnings					(1,753,123)		(1,753,123)
Stock compensation expense			98,447				98,447
Common stock acquired						(57,726)	(57,726)
Common stock issued	23,081	23,081	68,169				91,250
Cash dividends declared — $0.076 per share (adjusted for subsequent stock dividend)					(284,370)		(284,370)
Stock dividend declared — 5% at market value on date declared	186,161	186,161	707,414		(852,999)	(40,576)	—

BALANCES at October 31, 2008	3,918,078	$3,918,078	$5,919,130	$—	$11,620,667	$(897,019)	$20,560,856

See accompanying notes to condensed consolidated financial statements.

SERVIDYNE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	FIRST SIX MONTHS ENDED
	OCTOBER 31,
	2008	2007
CONTINUING OPERATIONS:
Cash flows from operating activities:
Net (loss) earnings	$(1,753,123)	$1,213,532
Earnings from discontinued operations, net of tax	—	(1,218,010)
Adjustments to reconcile net (loss) earnings to net cash (used in) provided by operating activities:
Loss on sale of real estate	—	83,194
Loss on disposal of assets	9,683	11,630
Depreciation and amortization	813,179	730,821
Mortgage discount	(15,000)	—
Deferred tax benefit	(1,098,825)	(123,922)
Stock compensation expense	98,447	61,461
Adjustment to cash surrender value of life insurance	(93,852)	(39,533)
Straight-line rent	(36,672)	29,133
Provision for doubtful accounts, net	(37,865)	13,926
Changes in assets and liabilities:
Receivables	288,049	(1,173,783)
Costs and earnings in excess of billings	(88,803)	(323,683)
Other current assets	(146,471)	584,441
Trade and subcontractors payable	(515,625)	161,242
Accrued expenses	(361,115)	16,036
Accrued incentive compensation	(318,571)	(118,855)
Billings in excess of costs and earnings	35,824	27,318
Other liabilities	(14,219)	312,019

Net cash (used in) provided by operating activities	(3,234,959)	246,966

Cash flows from investing activities:
Deposit of cash proceeds from sale of real estate held in escrow	—	(6,464,276)
Release of restricted cash held in escrow	3,470,700	—
Deposit of interest on cash proceeds held in escrow	—	(70,617)
Purchase of held to maturity investment	(150,000)	—
Additions to income-producing properties, net	(173,577)	(515,664)
Additions to property and equipment, net	(129,876)	(54,456)
Additions to intangible assets, net	(188,934)	(40,728)
Acquisition, net of cash acquired	(891,665)	—

Net cash provided by (used in) investing activities	1,936,649	(7,145,742)

Cash flows from financing activities:
Real estate loan proceeds	—	9,850,000
Mortgage repayments	(169,396)	(8,255,594)
Debt repayments	(240,875)	(150,102)
Repurchase of common stock	(57,726)	—
Deferred loan costs paid	—	(123,311)
Cash dividends paid to shareholders	(284,370)	(254,286)

Net cash (used in) provided by financing activities	(752,367)	1,066,707

DISCONTINUED OPERATIONS:
Operating activities	—	321,089
Investing activities	—	4,611,733
Financing activities	—	(431,910)

Net cash used in discontinued operations	—	4,500,912

Net decrease in cash and cash equivalents	(2,050,677)	(1,331,156)
Cash at beginning of period	8,382,947	5,662,894

Cash at end of period	$6,332,270	$4,331,738

See accompanying notes to condensed consolidated financial statements.

Supplementary Disclosures of Noncash Investing and Financing Activities:
On June 6, 2008, the Company purchased substantially all of the assets and certain liabilities of Atlantic Lighting & Supply Co., Inc. for $891,665 in cash (net of cash received and includiing acquisition costs) and 17,381 shares of Servidyne common stock. The related assets and liabilities at the date of acquisition were as follows:

Total assets acquired, net of cash	$1,566,852
Total liabilities assumed	(583,937)

Net assets acquired, net of cash	$982,915

Less value of shares issued for acquisition	(91,250)

Total cash paid (including acquisition expenses)	$891,665

See accompanying notes to condensed consolidated financial statements.

SERVIDYNE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2008, AND APRIL 30, 2008
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
NOTE 3. SIGNIFICANT ACCOUNTING POLICIES
Effective May 1, 2007, the Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainties in Income Taxes” (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement attribute for recognizing tax return positions in the financial statements as those which are “more likely than not” to be sustained upon examination by the taxing authority. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting for income tax uncertainties in interim periods, and the level of disclosures associated with any recorded income tax uncertainties. Adoption of this FASB interpretation did not have a significant impact on the determination or reporting of the Company’s financial results.
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
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles (“GAAP”), and expands disclosures about fair value measurements. SFAS 157 applies where other accounting pronouncements require or permit fair value measurements; it does not require any new fair value measurements under GAAP. SFAS 157 is effective for the Company on May 1, 2009. The effects of adoption will be determined by the types of instruments carried at fair value in the Company’s financial statements at the time of adoption, as well as the method utilized to determine their fair values prior to adoption. The Company has determined that this statement will not have a significant impact on the determination or reporting of the Company’s financial results.
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115.” SFAS 159 is effective for the Company on May 1, 2009. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. This statement also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. Unrealized gains and losses on items for which the fair value option is elected will be reported in earnings. The Company has determined that this statement will not have a significant impact on the determination or reporting of the Company’s financial results.
Equity-Based Compensation
The Company has three outstanding types of equity-based incentive compensation instruments in effect with employees, non-employee directors, and selected outside consultants: stock options, stock appreciation rights, and restricted stock.
For the second quarter and the first six months ended October 31, 2008, the Company’s net loss includes $49,603 and $98,447, respectively, of total equity-based compensation expenses, and $18,849 and $37,410 , respectively, of related income tax benefits. Comparatively, for the second quarter and the first six months ended October 31, 2007, the Company’s net (loss) earnings include $30,886 and $61,461, respectively, of total equity-based compensation expenses, and $11,736 and $23,355, respectively, of related income tax benefits. All of these expenses were included in selling, general and administrative expenses in the condensed consolidated statements of operations.

Stock Options
A summary of stock options activity for the first six months ended October 31, 2008, is as follows:

		Weighted
	Options to	Average
	Purchase	Exercise
	Shares	Price
Outstanding at April 30, 2008	483,536	$4.45
Granted	10,500	5.24
Exercised	—	—
Forfeited / Expired	(11,550)	4.59

Outstanding at October 31, 2008	482,486	$4.46

Vested at October 31, 2008	471,986	$4.44

As of October 31, 2008, 471,986, or 98%, of the outstanding stock options were exercisable, but none of the outstanding stock options were “in the money.”
A summary of information about all stock options outstanding as of October 31, 2008, is as follows:

	Number of	Weighted Average
Exercise	Outstanding and	Remaining Contractual
Price	Exercisable Options	Life (Years)

$4.42	415,629	4.00
$4.59	55,440	6.40
$5.19	917	5.63
$5.24	10,500	4.62
The Company estimates the fair value of each stock option award on the date of grant using the Black-Scholes option-pricing model. The risk-free interest rate utilized in the Black-Scholes calculation is the interest rate of the U.S. Treasury Bill having the same maturity period as the expected life of the stock option awards. The expected life of the stock options granted is based on the estimated holding period of the awarded stock options. The expected volatility of the stock options granted is based on the historical volatility of the Company’s stock over the preceding five-year period using the month-end closing stock price. The fair value of the stock options granted in the first six months ended October 31, 2008, was estimated on the respective grant dates using the following weighted average assumptions in the Black-Scholes option-pricing model:

Expected life (years)	5
Dividend yield	2.55%
Expected stock price volatility	37.11%
Risk-free interest rate	3.73%
Fair value of options granted	$1.16
The Company’s net loss for the second quarter and the first six months ended October 31, 2008, includes $5,979 and $7,666, respectively, of compensation expenses, and income tax benefits of $2,272 and

$2,913, respectively, related to the vesting of options. Comparatively, there were no compensation expenses or related tax benefits related to the vesting of options in the second quarter and the first six months ended October 31, 2007.
Stock Appreciation Rights (SARs)
A summary of SARs activity for the first six months ended October 31, 2008, is as follows:

		Weighted
		Average
	SAR	Exercise
	Units	Price
Outstanding at April 30, 2008	411,600	$4.26
Granted	184,000	4.57
Exercised	—	—
Forfeited	(5,250)	3.88

Outstanding at October 31, 2008	590,350	$4.36

Vested at October 31, 2008	—	$—

The Company estimates the fair value of each SAR award on the date of grant using the Black-Scholes option-pricing model. The risk-free interest rate utilized in the Black-Scholes calculation is the interest rate on the U.S. Treasury Bill having the same maturity as the expected life of the Company’s SARs awards. The expected life of the SARs granted is based on the estimated holding period of the SAR awards. The expected volatility is based on the historical volatility of the Company’s stock over the preceding five-year period using the month-end closing stock price. The fair value of the SARs granted in the first six months ended October 31, 2008, was estimated on the respective grant dates using the following weighted average assumptions in the Black-Scholes option-pricing model:

Expected life (years)	5
Dividend yield	2.59%
Expected stock price volatility	37.25%
Risk-free interest rate	3.45%
Fair value of SARs granted	$0.91
The Company’s net loss for the second quarter and the first six months ended October 31, 2008, includes $38,821 and $83,243, respectively, of compensation expenses, and income tax benefits of $14,752 and $31,632, respectively, related to the vesting of SARs. Comparatively, the Company’s net (loss) earnings for the second quarter and the first six months ended October 31, 2007, includes $28,480 and $56,656, respectively, of compensation expenses, and income tax benefits of $10,822 and $21,529, respectively, related to the vesting of SARs.
Shares of Restricted Stock
Periodically, the Company has awarded shares of restricted stock to employees, directors and select outside consultants. The awards are recorded at fair market value on the date of grant and typically vest over a period of one (1) year. As of October 31, 2008, there were unrecognized compensation expenses totaling $19,145 related to shares of restricted stock, which the Company expects to be recognized over the ensuing year. For the quarters ended October 31, 2008, and October 31, 2007, compensation expenses related to the vesting of shares of restricted stock were $4,803 and $2,406, respectively, and the related income tax benefits were $1,825 and $914, respectively.
In the first six months ended October 31, 2008, and October 31, 2007, compensation expenses related to the vesting of shares of restricted stock were $7,538 and $4,805, respectively, and the related income tax benefits were $2,864 and $1,825, respectively.
The following table summarizes restricted stock activity for the six months ended October 31, 2008:

		Weighted Average
	Number of	Grant Date
	Restricted	Fair Value
	Shares of Stock	per Share
Non-vested restricted stock at April 30, 2008	1,785	$4.27
Granted	5,800	4.72
Vested	(1,785)	—
Forfeited	(205)	—

Non-vested restricted stock at October 31, 2008	5,595	$4.61

NOTE 4. RECEIVABLES
All net contract and trade receivables are expected to be collected within one year.
NOTE 5. DISCONTINUED OPERATIONS
Sales of Income-Producing Properties
The Company is in the business of creating long-term value by periodically realizing gains through the sale of existing real estate assets, and then redeploying its capital by reinvesting the proceeds from such sales. Effective as of fiscal 2003, the Company adopted SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), which requires, among other things, that the operating results of certain income-producing assets, sold subsequent to fiscal 2002, be included in discontinued operations in the statements of operations for all periods presented. The Company classifies an asset as held for sale when the asset is under a binding sales contract with minimal contingencies, and the buyer is materially at risk if the buyer fails to complete the transaction. However, each potential transaction is evaluated based on its separate facts and circumstances. Pursuant to this standard, as of October 31, 2008, the Company had no income-producing properties that were classified as held for sale.
On December 13, 2007, the Company sold its owned office park located in Marietta, Georgia, and recognized a pre-tax gain on the sale of approximately $2.1 million. On July 31, 2007, the Company sold its leasehold interest in the land and its owned shopping center building located in Columbus, Georgia, and its owned shopping center located in Orange Park, Florida, and recognized a pre-tax gain on the sales of approximately $1.9 million. As a result of these transactions, the Company’s financial statements have been prepared with the results of operations and cash flows of these sold properties shown as discontinued operations. All historical statements have been restated in accordance with SFAS 144. Summarized financial information for discontinued operations for the second quarter and the first six months ended October 31, 2008, and October 31, 2007, is as follows:

	Second Quarter Ended		Six months ended
	October 31,		October 31,
	2008	2007	2008	2007

REAL ESTATE SEGMENT

Rental revenues	$—	$397,082	$—	$948,664
Rental property operating expenses, including depreciation	—	443,706	—	902,433

Operating (loss) earnings from discontinued operations	—	(46,625)	—	46,231
Income tax benefit (expense)	—	17,717	—	(17,568)

Operating (loss) earnings from discontinued operations, net of tax	—	(28,907)	—	28,663

Gain on sale of income-producing properties	—	—	—	1,918,301
Income tax expense	—	—	—	(728,954)

Gain on sale of income-producing properties, net of tax	—	—	—	1,189,347

(Loss) earnings from discontinued operations, net of tax	$—	$(28,907)	$—	$1,218,010

NOTE 6. OPERATING SEGMENTS
The table below shows selected financial data on a segment basis. Net earnings is defined as total revenues less operating expenses, including depreciation, interest, and income taxes. In this presentation, management fee expenses charged by the Parent Company are not included in the Segments’ results.

For the Second Quarter
Ended October 31, 2008	BPE	Real Estate	Parent	Eliminations	Consolidated

Revenues from unaffiliated customers	$3,434,110	$778,480	$—	$—	$4,212,590
Interest and other income	14,155	310,157	9,895	(256,555)	77,652
Intersegment revenue	—	140,455	—	(140,455)	—

Total revenues from continuing operations	$3,448,265	$1,229,092	$9,895	$(397,010)	$4,290,242

Net (loss) earnings	$(399,298)	$100,565	$(551,597)	$(55,382)	$(905,712)

For the Six Months Ended
October 31, 2008	BPE	Real Estate	Parent	Eliminations	Consolidated

Revenues from unaffiliated customers	$6,154,183	$1,574,683	$—	$—	$7,728,866
Interest and other income	21,632	610,290	18,211	(495,994)	154,139
Intersegment revenue	—	283,032	—	(283,032)	—

Total revenues from continuing operations	$6,175,815	$2,468,005	$18,211	$(779,026)	$7,883,005

Net (loss) earnings	$(858,907)	$254,646	$(1,213,021)	$64,159	$(1,753,123)

For the Second Quarter
Ended October 31, 2007	BPE	Real Estate	Parent	Eliminations	Consolidated

Revenues from unaffiliated customers	$3,987,123	$881,463	$—	$—	$4,868,586
Interest and other income	—	401,035	15,181	(305,627)	110,589
Intersegment revenue	—	147,564	—	(147,564)	—

Total revenues from continuing operations	$3,987,123	$1,430,062	$15,181	$(453,191)	$4,979,175

Net (loss) earnings	$(234,141)	$200,346	$(251,732)	$(59,345)	$(344,872)

For the Six Months Ended
October 31, 2007	BPE	Real Estate	Parent	Eliminations	Consolidated

Revenues from unaffiliated customers	$8,753,515	$3,403,854	$—	$—	$12,157,369
Interest and other income	55,094	700,288	27,951	(583,236)	200,097
Intersegment revenue	—	295,105	—	(295,105)	—

Total revenues from continuing operations	$8,808,609	$4,399,247	$27,951	$(878,341)	$12,357,466

Net (loss) earnings	$(199,546)	$2,540,505	$(1,062,058)	$(65,369)	$1,213,532

(1)	The Company is in the business of creating long-term value by periodically realizing gains through the sale of income-producing properties and real estate held for future development or sale; therefore, in this presentation the Real Estate Segment’s net earnings include earnings from discontinued operations, pursuant to SFAS 144, that resulted from the sales of certain income-producing properties, and earnings from continuing operations that resulted from the gains on sale of certain other real estate assets.
NOTE 7. EARNINGS (LOSS) PER SHARE
Basic earnings (loss) per share are computed by dividing net earnings (loss) by the weighted average shares outstanding during the reporting period. Diluted earnings (loss) per share are computed giving effect to dilutive stock equivalents resulting from outstanding stock options, stock warrants and stock appreciation rights. The dilutive effect on the number of common shares for the first six months of fiscal 2009 and fiscal 2008 was 98,137 shares and 287,690 shares, respectively. Because the Company had a loss from continuing operations for the second quarter and the first six months ended October 31, 2008, as well as for the second quarter and the first six months ended October 31, 2007, all stock equivalents were anti-dilutive during these periods, and therefore, are excluded when determining the diluted weighted average number of shares outstanding.
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
NOTE 8. GOODWILL AND OTHER INTANGIBLE ASSETS
The gross carrying amounts and accumulated amortization for all of the Company’s intangible assets as of October 31, 2008, and April 30, 2008, are as follows:

	October 31, 2008
	Gross Carrying	Accumulated
	Amount	Amortization
Intangible assets, subject to amortization:

Proprietary BPE software solutions	$3,547,345	$2,064,566
Acquired computer software	462,555	461,068
Real estate lease costs	859,801	254,674
Customer relationships	404,632	217,011
Deferred loan costs	331,487	113,865
Non-compete agreements	63,323	10,179
Tradename	61,299	14,040
Other	28,660	21,496

	$5,759,102	$3,156,899

Intangible assets and goodwill, not subject to amortization:

Trademark	$708,707	$—

Goodwill	$6,343,012	$—

	April 30, 2008
	Gross Carrying	Accumulated
	Amount	Amortization
Intangible assets, subject to amortization:

Proprietary BPE software solutions	$3,403,208	$1,788,415
Acquired computer software	462,555	453,038
Real estate lease costs	823,091	208,966
Customer relationships	218,000	188,933
Deferred loan costs	331,488	94,170
Other	28,660	20,062

	$5,267,002	$2,753,584

Intangible assets and goodwill, not subject to amortization:

Trademark	$708,707	$—

Goodwill	$5,458,717	$—

Aggregate amortization expense for all amortizable intangible assets:

For the six months ended October 31, 2008	$406,728
For the six months ended October 31, 2007	$374,474
For the quarter ended October 31, 2008	$208,271
For the quarter ended October 31, 2007	$185,470
NOTE 9. DISPOSITIONS
Fiscal 2009

There were no dispositions in the first six months of fiscal 2009.
Fiscal 2008
On March 28, 2008, the City of Oakwood, Georgia, acquired in lieu of formal condemnation approximately 1.8 acres of the Company’s undeveloped land located in Oakwood, Georgia, for a price of $860,000, which resulted in a pre-tax gain on the transaction of approximately $581,000. For income tax purposes, the Company treated this transaction as an involuntary conversion under Section 1033 of the Internal Revenue Code, which allows for tax deferral of the gain if the Company acquires a qualified replacement property by no later than April 30, 2011. The Company currently intends to use the net proceeds from this transaction to acquire an income-producing property. There can be no assurance, however, that the Company will be able to successfully complete such acquisition.
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
On July 31, 2007, the Company sold: (1) its leasehold interest in a shopping center in Jacksonville, Florida; (2) its leasehold interest in the land and its owned shopping center building located in Columbus, Georgia; and (3) its owned shopping center located in Orange Park, Florida; for a total combined sales price of $6.8 million, resulting in a pre-tax gain of approximately $3.8 million. After selling expenses, the sales generated net cash proceeds of approximately $6.4 million. In addition, the Company purchased its minority partners’ interests in the Columbus, Georgia, land and shopping center building by utilizing two notes payable totaling $400,000. Both notes were paid off as of July 31, 2008. In accordance with SFAS 144, the sale of the leasehold interest in the shopping center in Jacksonville, Florida, is recorded in rental income on the accompanying condensed consolidated statement of operations, and the sales of its leasehold interest in the land and the owned shopping center building located in Columbus, Georgia, and the owned shopping center located in Orange Park, Florida, are recorded in discontinued operations in the accompanying condensed consolidated statement of operations for the six months ended October 31, 2007.
NOTE 10. ACQUISITIONS
On June 6, 2008, Atlantic Lighting & Supply Co., LLC (“AL&S LLC”), an indirect wholly-owned subsidiary of the Company, acquired substantially all of the assets and assumed certain liabilities of Atlantic Lighting & Supply Co., Inc. (the “Seller”) for a total consideration, including the assumption of liabilities, of approximately $1.5 million (excluding acquisition costs). The Seller was engaged in the business of distributing energy efficient lighting products to commercial property owners and managers, and the Company is continuing to conduct this business. The acquisition was made pursuant to an asset purchase agreement dated June 6, 2008, between the Company, AL&S LLC, the Seller, and the shareholders of the Seller (the “Agreement”). The consideration consisted of 17,381 newly-issued shares of the Company’s common stock, with a fair value of $91,250, the payment of approximately $618,000 in cash to the Seller, the payment of approximately $165,000 in cash to satisfy outstanding debt to two lenders of the Seller, and the assumption of certain operating liabilities of the Seller that totaled approximately $584,000. The amounts and types of the consideration were determined through negotiations among the parties.
Pursuant to the Agreement, AL&S LLC acquired substantially all of the assets of the Seller, including cash, accounts receivable, inventory, personal property and equipment, proprietary information, intellectual property, and the Seller’s right, title, and interest to assigned contracts. Only certain specified operating liabilities of the Seller were assumed, including executory obligations under assigned contracts and current balance sheet operating liabilities.
During the quarter ended October 31, 2008, the Company finalized its allocation of the purchase price. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition.

	Operations
	Acquired from
	Seller	Estimated Life
Current assets	$322,514
Property, furniture and equipment, net	58,699	Various (3-5)
Trade name	61,299	15 years
Non-compete agreements	63,323	2 years
Customer relationships	186,632	5 years
Goodwill	884,293	Indefinite

Total assets acquired	$1,576,760

Current liabilities	(483,937)
Long term liabilities	(100,000)

Net assets acquired	$992,823

The goodwill amount is not subject to amortization. The amounts assigned to all intangible assets are deductible for tax purposes over a period of fifteen (15) years. The goodwill amount has been assigned to the BPE Segment.
The following table summarizes what the results of operations of the Company would have been on a pro forma basis for the second quarter and six months ended October 31, 2008, with comparative prior year figures, if the acquisition had occurred prior to the beginning of the period. These results do not purport to represent what the results of operations for the Company would have actually been or to be indicative of the future results of operations of the Company (in thousands, except for per share amounts).

	Quarter Ended		Six Months Ended
	October 31,		October 31,
	2008	2007	2008	2007

Revenues	$4,362	$5,725	$8,152	$13,933
Net (loss) earnings	$(920)	$(336)	$(1,767)	$1,246
Net (loss) earnings per share — basic	$(0.24)	$(0.08)	$(0.47)	$0.35
Net (loss) earnings per share — diluted	$(0.24)	$(0.08)	$(0.47)	$0.35
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with the condensed consolidated financial statements, including the notes to those statements, which are presented elsewhere in this report. The Company also recommends that this discussion and analysis be read in conjunction with management’s discussion and analysis section and the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended April 30, 2008.
The Company’s fiscal year 2009 will end on April 30, 2009.
In the following charts, changes in revenues, costs and expenses, and selling, general and administrative expenses from period to period are analyzed on a segment basis. For net earnings and similar profit information on a consolidated basis, please refer to the Company’s condensed consolidated financial statements.
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
Results of operations of the second quarter and first six months of fiscal 2009, compared to the second quarter and first six months of fiscal 2008.
REVENUES
From Continuing Operations
For the second quarter of fiscal 2009, consolidated revenues from continuing operations, net of intersegment eliminations, were $4,212,590, compared to $4,868,586 for the second quarter of fiscal 2008, a decrease of approximately 13%. For the first six months of fiscal 2009, consolidated revenues from continuing operations were $7,728,866, compared to $12,157,369 for the first six months of fiscal 2008, a decrease of approximately 36%.
CHART A
REVENUES FROM CONTINUING OPERATIONS — SUMMARY BY SEGMENT
(Dollars in Thousands)

	Second Quarter Ended				Six Months Ended
	October 31,		Amount	Percentage	October 31,		Amount	Percentage
	2008	2007	Decrease	Decrease	2008	2007	Decrease	Decrease

BPE (1)	$3,434	$3,987	$(553)	(14)	$6,154	$8,754	$(2,600)	(30)
Real Estate (2)	778	881	(103)	(12)	1,575	3,404	(1,829)	(54)

	$4,212	$4,868	$(656)	(13)	$7,729	$12,158	$(4,429)	(36)

NOTES TO CHART A
(1)	BPE Segment revenues decreased by approximately $553,000, or 14%, in the second quarter of fiscal 2009, compared to the same period in fiscal 2008, primarily due to:
(a)	energy savings (lighting and mechanical) project revenues which were approximately $1,358,000 lower than in the year-earlier period (although 26% higher than in the immediately preceding first quarter of fiscal 2009 and 57% higher than in the fourth quarter of fiscal 2008), primarily due to:
i.	continuing delays in the receipt of certain orders; however, the Company received $3,163,000 in energy savings project orders during October and November 2008, of which $1,535,000 were included in backlog at October 31, 2008, only a portion of which relates to the previously described delayed orders. Revenues from these projects are expected to commence during the third and fourth quarters of fiscal 2009 and continue into fiscal 2010;
partially offset by:
ii.	revenues of approximately $348,000 from several new energy savings project customers, representing the initial phases of new energy savings program initiatives for those customers.
The year-over-year decline in energy savings project revenues was partially offset by:
(b)	lighting product revenues of approximately $660,000, as a result of the Company’s acquisition during the first quarter of fiscal 2009 of its lighting distribution business; and

(c)	an increase in energy management consulting services revenues of approximately $121,000.
BPE Segment revenues decreased by approximately $2,600,000, or 30%, in the first six months of fiscal 2009, compared to the same period in fiscal 2008, primarily due to:
(a)	energy savings (lighting and mechanical) project revenues that were approximately $3,738,000 lower than in the year-earlier period, primarily because of:
i.	continuing delays in the receipt of certain orders, as described above;
and
ii.	the absence of revenues of approximately $1 million that were generated by a one-time special project for a large retail customer during the year-earlier period;
partially offset by:

iii.	revenues of approximately $528,000 from several new energy savings project customers, representing the initial phases of new energy savings program initiatives for those customers;
The year-over-year decline in energy savings project revenues was partially offset by:
(b)	lighting product revenues of approximately $916,000, as the result of the Company’s acquisition during the first quarter of fiscal 2009 of its lighting distribution business; and

(c)	an increase in productivity software products and services revenues of approximately $222,000.
While management believes that the decrease in energy savings project revenues is due in part to the general deterioration of the overall economy and its effect on certain of the Company’s customers, order activity has strengthened significantly in recent months, and management believes that the Company is well positioned to continue to grow energy savings project revenues.
(2)	Real Estate Segment revenues decreased by $103,000, or 12%, in the second quarter of fiscal 2009, compared to the same period in fiscal 2008, primarily as a result of a decrease in rental income of approximately $187,000 due to the expiration of an anchor tenant lease in January 2008 at the Company’s owned headquarters building in Atlanta, Georgia, partially offset by rental income of approximately $36,000 from new tenant leases at the same property, as well as increased rental income at various other properties.

Real Estate Segment revenues decreased by $1,829,000, or 54%, in the first six months of fiscal 2009, compared to the same period in fiscal 2008, primarily due to:
(a)	the absence of one-time revenues of approximately $1,553,000 generated in the first quarter of fiscal 2008 by the sale of the Company’s leasehold interest in its shopping center in Jacksonville, Florida; and

(b)	a decrease in rental income of approximately $374,000 due to the expiration of the anchor tenant lease in January 2008 at the Company’s owned headquarters building in Atlanta, Georgia;
partially offset by:
(c)	approximately $53,000 as the result of an early lease termination payment in the first quarter of fiscal 2009;

and
(d)	an increase in rental income of approximately $57,000 from new tenant leases at the Company’s owned headquarters building.
The following table indicates the backlog of contracts and rental income, by segment.

			Increase
	October 31,		(Decrease)

	2008	2007	Amount	Percentage

BPE (1)	$6,963,000	$6,724,000	239,000	4
Real Estate (2)	3,089,000	3,143,000	(66,000)	(2)
Less: Intersegment eliminations (3)	(539,000)	(525,000)	(2,000)	0

Total Backlog	$9,513,000	$9,342,000	$171,000	2

(1)	BPE backlog at October 31, 2008, increased by approximately $239,000 compared to the year-earlier period, primarily due to:
(a)	an increase of approximately $627,000 in energy savings projects; and

(b)	an increase of approximately $171,000 in productivity software products and services;
partially offset by:
(c)	a decrease of approximately $559,000 in energy management consulting services, as a result of the successful completion of approximately $750,000 of multi-year consulting services projects, partially offset by approximately $191,000 in new consulting services contracts.
The Company estimates that the BPE backlog at October 31, 2008, will be recognized prior to October 31, 2009, with the exception of approximately $245,000 in energy management consulting services from multi-year contracts with terms that extend longer than one year.
BPE backlog includes some contracts that can be cancelled by customers with less than one year’s notice, and assumes such cancellation provisions will not be invoked. The amount of such cancelled contracts included in the prior year’s backlog was approximately $138,000, or 2.0%.
(2)	Real Estate backlog at October 31, 2008, decreased by approximately $54,000 compared to the year-earlier period, primarily due to a decrease of approximately $47,000 as a result of the reduction in leased office space at the Company’s owned headquarters building in Atlanta, Georgia.
(3)	Represents rental income at the Company’s headquarters building to be paid to the Real Estate Segment by the Parent Company and the BPE Segment.
COSTS AND EXPENSES APPLICABLE TO REVENUES
From Continuing Operations
As a percentage of total segment revenues from continuing operations (see Chart A), the total applicable costs and expenses (see Chart B) were 65% and 67% for the second quarters of fiscal 2009 and 2008, respectively, and 64% and 58% for the first six months of fiscal 2009 and 2008, respectively. In reviewing

Chart B, the reader should recognize that the volume of revenues generally will affect the amounts and percentages presented.
The figures in Chart B are net of intersegment eliminations.
CHART B
COSTS AND EXPENSES APPLICABLE TO REVENUES
FROM CONTINUING OPERATIONS SUMMARY BY SEGMENT
(Dollars in Thousands)

			Percentage of Segment				Percentage of Segment
			Revenues for the				Revenues for the
	Second Quarter Ended		Second Quarter Ended		Six Months Ended		Six Months Ended
	October 31,		October 31,		October 31,		October 31,

	2008	2007	2008	2007	2008	2007	2008	2007

BPE (1)	$2,168	$2,760	63	69	$3,920	$5,946	64	68
Real Estate (2)	561	506	72	57	1,035	1,156	66	34

	$2,729	$3,266	65	67	$4,955	$7,102	64	58

NOTES TO CHART B

(1)	BPE Segment costs and expenses decreased by approximately $592,000 , or 21%, in the second quarter of fiscal 2009, and by approximately $2,026,000, or 34%, in the first six months of fiscal 2009, compared to the same periods in fiscal 2008, primarily due to:
(a)	the corresponding decrease in revenues (See Chart A);
partially offset by:
(b)	an increase in costs of approximately $479,000 and $627,000 in the second quarter and the first six months of fiscal 2009, respectively, as a result of the Company’s acquisition of its lighting distribution business during the first quarter of fiscal 2009.
On a percentage-of-revenues basis, BPE Segment costs and expenses decreased by 6% and 4%, respectively, in the second quarter and first six months of fiscal 2009, compared to the same periods in fiscal 2008, primarily due to a change in the mix of services and products.
(2)	Real Estate Segment costs and expenses increased by approximately $55,000, or 11%, in the second quarter of fiscal 2009, compared to the same period in fiscal 2008, primarily due to:
(a)	an increase in rental operating costs of approximately $100,000, primarily as the result of higher real estate taxes and property maintenance and repair expenses, a portion of which are reimbursable by the tenants, and legal fees;
partially offset by:
(b)	a decrease in rental operating costs of approximately $45,000 primarily due to lower tenant occupancy at the Company’s owned headquarters building in Atlanta, Georgia.
Real Estate Segment costs and expenses decreased by approximately $121,000, or 10%, for the first six months of fiscal 2009, compared to the same period in fiscal 2008, primarily due to:

(a)	the absence of one-time leaseback and sales costs of approximately $147,000 that were included in the prior year as a result of the sale of the Company’s leasehold interest in a shopping center located in Jacksonville, Florida, in July 2007;

(b)	a decrease in rental operating costs of approximately $79,000 primarily due to lower tenant occupancy at the Company’s owned headquarters building in Atlanta, Georgia;
partially offset by:
(c)	an increase in rental operating costs of approximately $105,000, primarily as the result of higher real estate taxes and property maintenance and repair expenses, a portion of which are reimbursable by the tenants, and legal fees;
On a percentage-of-revenues basis, Real Estate Segment costs and expenses increased by 15% and 32% in the second quarter and first six months of fiscal 2009, respectively. The increase in the second quarter compared to the prior year period was primarily due to higher legal fees, maintenance and landscaping costs, and additional depreciation, as mentioned above. The increase in the first six months compared to the prior year period was primarily due to the inclusion of one-time revenues of $1,553,000 in the prior year that were generated by the sale of the Company’s leasehold interest in a shopping center located in Jacksonville, Florida, in July 2007; the costs of the sale were approximately $95,000.
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
From Continuing Operations
As a percentage of total segment revenues from continuing operations (see Chart A), the total applicable selling, general and administrative expenses (“SG&A”) (see Chart C) were 64% and 38% for the second quarters of fiscal 2009 and 2008, respectively, and 66% and 38% for the first six months of fiscal 2009 and 2008, respectively. In reviewing Chart C, the reader should recognize that the volume of revenues generally will affect the amounts and percentages presented. The percentages in Chart C are based upon expenses as they relate to segment revenues from continuing operations (Chart A), except that Parent and total expenses relate to consolidated revenues from continuing operations.
CHART C
SELLING, GENERAL AND ADMINSTRATIVE EXPENSES
FROM CONTINUING OPERATIONS BY SEGMENT
(Dollars in Thousands)

			Percent of Segment				Percent of Segment
			Revenues for				Revenues for
	Second Quarter Ended		Second Quarter Ended		Six Months Ended		Six Months Ended
	October 31,		October 31,		October 31,		October 31,

	2008	2007	2008	2007	2008	2007	2008	2007

BPE (1)	$1,613	$1,336	47	34	$3,022	$2,660	49	30
Real Estate (2)	165	175	21	20	334	358	21	11
Parent (3)	918	352	22	7	1,745	1,641	23	13

	$2,696	$1,863	64	38	$5,101	$4,659	66	38

NOTES TO CHART C

(1)	BPE SG&A expenses increased by approximately $277,000, or 21%, in the second quarter of fiscal 2009, compared to the same period in fiscal 2008, primarily due to the Company’s acquisition of its lighting distribution business during the first quarter of fiscal 2009.

BPE SG&A expenses increased by approximately $362,000, or 14%, in the first six months of fiscal 2009, compared to the same period in fiscal 2008, primarily due to the Company’s acquisition of its lighting distribution business during the first quarter of fiscal 2009.

On a percentage-of-revenues basis, BPE SG&A expenses increased by 13% and 19% in the second quarter and first six months of fiscal 2009, respectively, compared to the same periods of fiscal 2008, primarily due to the decrease in revenues without a corresponding decrease in expenses (See Chart A).

(2)	Real Estate SG&A expenses decreased by approximately $10,000 and $24,000 in the second quarter and the first six months of fiscal 2009, respectively, compared to the same periods in fiscal 2008, primarily due to a decrease in personnel and consulting costs.

On a percentage-of-revenues basis, Real Estate SG&A expenses increased by approximately 11% in the first six months of fiscal 2009, compared to the same period in fiscal 2008, primarily due to the inclusion of one-time revenues of $1,553,000 in the prior year that were generated by the sale of the Company’s leasehold interest in a shopping center located in Jacksonville, Florida, in July 2007.

(3)	Parent SG&A expenses increased by approximately $566,000, or 161%, in the second quarter of fiscal 2009, compared to the same period of fiscal 2008, primarily due to:
(a)	a reduction in the prior year period of approximately $336,000 in accrued incentive compensation expenses. The Company partially reduced the incentive compensation expenses accrued in the first quarter of fiscal 2008 pursuant to the terms of the Company’s cash incentive compensation plan. There were no incentive compensation expenses in the second quarter of fiscal 2009.

(b)	an increase in legal fees of approximately $99,000 as a result of ongoing efforts to perfect an insurance claim as well as increased Securities and Exchange Commission (“SEC”) compliance costs; and

(c)	an increase in accounting and other non-legal compliance costs of approximately $94,000.
Parent SG&A expenses increased by approximately $104,000 , or 6%, in the first six months of fiscal 2009, compared to the same period of fiscal 2008, primarily due to:
(a)	an increase in legal fees of approximately $137,000 as a result of ongoing efforts to perfect an insurance claim as well as increased SEC compliance costs;

(b)	an increase in accounting and other non-legal compliance costs of approximately $161,000;

(c)	an increase in general insurance expenses of approximately $22,000;
partially offset by:
(d)	a decrease of approximately $246,000 in incentive compensation expenses.
On a percentage-of-revenues basis, Parent SG&A expenses increased by 15% and 10% in the second quarter and first six months of fiscal 2009, respectively, compared to the same periods of fiscal 2008, primarily due to the decrease in revenues without a corresponding decrease in expenses (See Chart A).
Liquidity and capital resources
Between April 30, 2008, and October 31, 2008, working capital decreased by approximately $4,675,000, or 34%.
Operating activities used cash of approximately $3,235,000, primarily as a result of:
(a)	current year losses from continuing operations before depreciation, amortization and income taxes of approximately $2,023,000;

(b)	cash payments of approximately $319,000 for incentive compensation expensed in the prior fiscal year as a result of the successful achievement of certain company earnings and performance goals in the prior fiscal year; and

(c)	a net decrease in trade accounts payable, accrued expenses, other liabilities, and billings in excess of costs and earnings of approximately $855,000, due to the timing and submission of payments;
partially offset by:
(d)	a decrease in net accounts receivable of $250,000, primarily as a result of the timing of billing and receipt of payments.
Investing activities provided cash of approximately $1,937,000, primarily as a result of:
(a)	the release to the Company of approximately $3,471,000 in cash previously held in escrow, after the Company elected not to purchase a replacement property to complete a proposed Internal Revenue Code Section 1031 federal tax deferred exchange for the Company’s owned office park located in Marietta, Georgia, which was sold by the Company in fiscal 2008;
partially offset by:
(b)	approximately $892,000 for the acquisition of the Company’s energy-efficient lighting distribution business;

(c)	approximately $189,000 for additions to intangible assets, primarily related to the development of enhancements to BPE’s proprietary building productivity software solutions;

(d)	approximately $174,000 for additions to income-producing properties, primarily related to tenant and building improvements;

(e)	$150,000 for the purchase of a held-to-maturity investment related to the scheduled increase in restricted cash as required by a provision in a Real Estate loan agreement; and

(f)	approximately $130,000 for additions to property and equipment.
Financing activities used cash of approximately $752,000 primarily for:
(a)	payment of the regular quarterly cash dividends to shareholders of approximately $284,000 ;

(b)	payment in full of a note at maturity of approximately $241,000;

(c)	scheduled principal payments on mortgage notes and other long-term debt of approximately $169,000; and

(d)	repurchases of the 17,295 shares of the Company’s common stock of approximately $58,000.
The Company’s primary source of cash for future operations is expected to be generated from sales of services and products. In addition, the Company has historically generated substantial liquidity from the sale of real estate assets. As a result, the current real estate portfolio consists of a limited number of properties. The Company in recent years has not utilized bank lines of credit for operating purposes and does not currently have in place any such line of credit.
The Company believes that currently available cash and cash generated from operations will be sufficient to meet working capital requirements and anticipated capital expenditures for the foreseeable future. However, this will substantially depend upon future operating performance (which will be affected by prevailing economic conditions) and financial, business and other factors, some of which are beyond the Company’s control.
In the event that currently available cash and cash generated from operations are not sufficient to meet future cash requirements, the Company will need to sell real estate assets, seek external debt financing or refinancing of existing debt, seek to raise funds through the issuance of equity securities, or limit growth or curtail operations to levels consistent with the constraints imposed by available cash and cash flow, or any combination of these options. The Company’s ability to secure debt or equity financing or to sell real estate assets may be limited by economic and financial conditions at any time, but likely would be severely limited by the credit market conditions that have existed in the fall of 2008. Management cannot provide assurance that any reductions in planned expenditures or in operations would be sufficient to cover shortfalls in available cash or that debt or equity financing or real estate asset sales would be available on terms acceptable to management, if at all.
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

Critical Accounting Policies
A critical accounting policy is one which is both important to the portrayal of the Company’s financial position and results of operations, and requires the Company to make estimates and assumptions in certain circumstances that affect the amounts reported in the accompanying condensed consolidated financial statements and related notes. In preparing these financial statements, the Company has made its best estimates and used its best judgments regarding certain amounts included in the financial statements, giving due consideration to materiality. The application of these accounting policies involves the exercise of judgment and the use of assumptions regarding future uncertainties, and as a result, actual results could differ from those estimates. Management believes that the Company’s most critical accounting policies include:
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
Valuation of Goodwill and Other Intangible Assets
Goodwill and intangible assets with indefinite lives are reviewed for impairment annually at the end of the fiscal third quarter, or whenever events or changes in circumstances indicate that the carrying basis of an asset may not be recoverable. The recoverability of assets to be held and used is measured by a comparison of the carrying basis of the asset to the estimated future net discounted cash flows expected to be generated by the asset. If an asset is determined to be impaired, the impairment to be recognized is determined by the amount by which the carrying amount of the asset exceeds the asset’s estimated future net discounted cash flows. Although management believes goodwill is appropriately stated in the condensed consolidated financial statements, future changes in strategy or market conditions could significantly impact these judgments and result in an impairment charge. Assets to be disposed of are reported at the lower of their carrying basis or estimated fair value less estimated costs to sell.
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
Discontinued Operations
The Company adopted SFAS 144, effective in fiscal 2003, which requires, among other things, that the gains and losses from the disposition of certain income-producing real estate assets, and associated liabilities, operating results, and cash flows be reflected as discontinued operations in the financial statements for all periods presented. Although net earnings are not affected, the Company has reclassified results that were previously included in continuing operations as discontinued operations for qualifying dispositions under SFAS 144.
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

PART II. OTHER INFORMATION
ITEM 1A. RISK FACTORS
In addition to the risk factor set forth below and other information set forth in this report, the reader should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2008, which could materially affect the business, financial condition or future operating results of the Company. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also could materially affect the Company’s business, financial condition and/or operating results.
Current market and economic conditions could impact demand for the Company’s products and services. U.S. and international capital markets have experienced severe volatility, disruptions and failures in recent months, and the U.S. National Bureau of Economic Research has determined the U.S. economy has been in recession since December 2007. The recession could negatively affect the businesses of the Company’s customers and potential customers, and disruptions and failures in the capital markets could adversely affect their ability to raise capital, whether for normal working capital or for capital expenditures. Consequently, customers and potential customers who are capital-constrained, whether due to the recession or deteriorated market conditions, may delay or even cancel certain operating expenses and/or capital expenditures, including BPE products and services. The Company has recently experienced delays in certain anticipated orders for energy savings (lighting and mechanical) projects, which management believes is at least partly due to these factors.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities

			Total Number of	Maximum Number of
			Shares Purchased as	Shares that May Yet
			Part of Publicly	Be Purchased under
	Total Number of	Average Price	Announced Plans or	the Plans or
Period	Shares Purchased	Paid per Share	Programs	Programs
August 1-31, 2008	0	n/a	0	100,000
September 1-30, 2008	2,102	3.68	2,102	97,898
October 1-31, 2008	15,193	3.69	15,193	82,705

Total	17,295	3.69	17,295

In March 2008, the Company’s Board of Directors authorized the repurchase of up to 50,000 shares of the Company’s common stock during the twelve-month period ending on March 5, 2009. All repurchases reported above were made pursuant to this repurchase authority. On December 3, 2008, the Board of Directors increased the authorization to repurchase the Company’s common stock to 100,000 shares during the twelve-month period ending March 5, 2009.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Company’s Annual Meeting of Shareholders held on September 16, 2008, the Company’s shareholders:
(1)	elected six (6) directors to constitute the Board of Directors until the next Annual Meeting of Shareholders and until their successors are qualified and elected; and

(2)	approved an amendment to the Company’s Articles of Incorporation that increased the number of authorized shares of the Company’s common stock, par value $1.00 per share, from 5,000,000 shares to 10,000,000 shares.
The results of the voting were as followed:
Election of Directors

Director	Votes For	Votes Withheld

Alan R. Abrams	3,056,991	141,039
J. Andrew Abrams	3,056,991	141,039
Samuel E. Allen	3,056,508	141,522
Gilbert L. Danielson	3,056,277	141,753
Herschel Kahn	3,057,757	140,273
Robert T. McWhinney, Jr.	3,057,757	140,273
Amendment to the Articles of Incorporation

Votes For	Votes Against	Abstentions	Broker Non-Votes

1,998,830	1,198,969	231	0
ITEM 6. EXHIBITS

3.1	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on September 25, 2008)

31.1	Certification of Chief Executive Officer, pursuant to Rules 13a-14(a)/15d-14(a)

31.2	Certification of Chief Financial Officer, pursuant to Rules 13a-14(a)/15d-14(a)

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes Oxley Act 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes Oxley Act 2002

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SERVIDYNE, INC.
(Registrant)
Date: December 15, 2008	/s/ Alan R. Abrams
Alan R. Abrams
Chief Executive Officer

Date: December 15, 2008	/s/ Rick A. Paternostro
Rick A. Paternostro
Chief Financial Officer