Form 10-Q
period 2009-01-31
SERVIDYNE, INC.
filed 2009-03-17
CIK 1923

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
QUARTERLY REPORT
Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934
For the quarter ended January 31, 2009
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
Yes ☑       No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated Filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐       No ☑
The number of shares of $1.00 par value Common Stock of the Registrant outstanding as of February 28, 2009, was 3,691,569.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
SERVIDYNE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	January 31, 2009	April 30, 2008
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$5,730,561	$8,382,947
Restricted cash	—	3,470,700
Receivables (Note 5)	3,528,902	3,735,930
Less: Allowance for doubtful accounts	(110,845)	(127,007)
Costs and earnings in excess of billings	386,506	275,754
Deferred income taxes	521,036	750,488
Other current assets	1,608,824	1,011,304

Total current assets	11,664,984	17,500,116

INCOME-PRODUCING PROPERTIES, net	21,519,183	21,773,409
PROPERTY AND EQUIPMENT, net	845,978	811,900
OTHER ASSETS:
Real estate held for future development or sale	853,109	853,109
Intangible assets, net (Note 9)	3,173,252	3,222,125
Goodwill (Note 9)	6,354,003	5,458,717
Other assets	2,697,137	2,696,174

Total assets	$47,107,646	$52,315,550

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Trade and subcontractors payables	$869,247	$550,360
Accrued expenses	1,363,768	1,143,794
Deferred revenue	640,089	848,197
Accrued incentive compensation	—	494,000
Billings in excess of costs and earnings	170,737	62,559
Current maturities of mortgage notes and other long-term debt	556,461	631,736

Total current liabilities	3,600,302	3,730,646

DEFERRED INCOME TAXES	3,465,955	5,271,441
OTHER LIABILITIES	814,103	1,138,316
MORTGAGE NOTES PAYABLE, less current maturities	18,324,190	18,603,769
OTHER LONG-TERM DEBT, less current maturities	1,000,000	1,105,000

Total liabilities	27,204,550	29,849,172

COMMITMENTS AND CONTINGENCIES (Note 13)

SHAREHOLDERS’ EQUITY:
Common stock, $1 par value; 10,000,000 shares authorized; 3,918,078 issued and 3,691,569 outstanding at January 31, 2009, 3,708,836 issued and 3,539,770 outstanding at April 30, 2008	3,918,078	3,708,836
Additional paid-in capital	5,972,610	5,045,100
Retained earnings	10,987,208	14,511,159
Treasury stock (common shares) 226,509 at January 31, 2009, and 169,066 at April 30, 2008	(974,800)	(798,717)

Total shareholders’ equity	19,903,096	22,466,378

Total liabilities and shareholders’ equity	$47,107,646	$52,315,550

See accompanying notes to condensed consolidated financial statements.

SERVIDYNE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	THIRD QUARTER ENDED		NINE MONTHS ENDED
	JANUARY 31,		JANUARY 31,
	2009	2008	2009	2008
REVENUES:
Building Performance Efficiency (“BPE”)	$3,338,921	$3,220,444	$9,493,104	$11,973,959
Real Estate	818,893	895,264	2,407,713	4,335,446

	4,157,814	4,115,708	11,900,817	16,309,405

COST OF REVENUES:
BPE	2,098,300	2,158,725	6,018,788	8,104,705
Real Estate	527,710	515,624	1,562,375	1,671,702

	2,626,010	2,674,349	7,581,163	9,776,407

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:	2,471,359	2,319,813	7,572,496	6,982,322

OTHER (INCOME) AND EXPENSES:
Other income (Note 12)	(280,510)	(9,899)	(317,454)	(77,045)
Interest income	(8,560)	(83,289)	(111,618)	(195,046)
Interest expense	318,083	345,516	980,847	1,032,875

	29,013	252,328	551,775	760,784

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(968,568)	(1,130,782)	(3,804,617)	(1,210,108)

INCOME TAX BENEFIT	(477,206)	(423,501)	(1,560,132)	(505,719)

LOSS FROM CONTINUING OPERATIONS	(491,362)	(707,281)	(2,244,485)	(704,389)

DISCONTINUED OPERATIONS:
(Loss) earnings from discontinued operations, adjusted for applicable income tax expense (benefit) of $0, ($1,832), $0 and $11,219, respectively	—	(2,988)	—	18,305
Gain on sale of income-producing real estate, adjusted for applicable income tax expense of $0, $792,218, $0, and $1,521,172, respectively	—	1,292,567	—	2,481,914

EARNINGS FROM DISCONTINUED OPERATIONS	—	1,289,579	—	2,500,219

NET (LOSS) EARNINGS	$(491,362)	$582,298	$(2,244,485)	$1,795,830

NET (LOSS) EARNINGS PER SHARE — BASIC
From continuing operations	$(0.13)	$(0.19)	$(0.60)	$(0.19)
From discontinued operations	—	0.35	—	0.67

NET (LOSS) EARNINGS PER SHARE — BASIC	$(0.13)	$0.16	$(0.60)	$0.48

NET (LOSS) EARNINGS PER SHARE — DILUTED
From continuing operations	$(0.13)	$(0.19)	$(0.60)	$(0.19)
From discontinued operations	—	0.35	—	0.67

NET (LOSS) EARNINGS PER SHARE — DILUTED	$(0.13)	$0.16	$(0.60)	$0.48

DIVIDENDS PER SHARE	$0.038	$0.034	$0.114	$0.103

WEIGHTED AVERAGE SHARES OUTSTANDING — BASIC	3,711,559	3,714,245	3,726,066	3,708,588

WEIGHTED AVERAGE SHARES OUTSTANDING — DILUTED	3,711,559	3,714,245	3,726,066	3,708,588

See accompanying notes to condensed consolidated financial statements.

SERVIDYNE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	NINE MONTHS ENDED
	JANUARY 31,
	2009	2008
CONTINUING OPERATIONS:
Cash flows from operating activities:
Net (loss) earnings	$(2,244,485)	$1,795,830
Earnings from discontinued operations, net of tax	—	(2,500,219)
Adjustments to reconcile net (loss) earnings to net cash used in operating activities:
Loss on sale of real estate	—	89,179
Loss on disposal of assets	11,654	14,330
Depreciation and amortization	1,208,196	1,122,288
Amortization of mortgage discount	(20,000)	(22,500)
Deferred tax benefit	(1,560,132)	(505,719)
Stock compensation expense	151,927	97,210
Adjustment to cash surrender value of life insurance	(103,614)	(45,453)
Straight-line rent	(57,344)	24,640
Provision for doubtful accounts, net	(16,162)	100,812
Changes in assets and liabilities:
Receivables	325,550	(1,301,180)
Costs and earnings in excess of billings	(110,752)	(736,081)
Other current assets	(263,603)	283,178
Trade and subcontractors payable	(120,649)	205,069
Accrued expenses and deferred revenue	(32,535)	181,324
Accrued incentive compensation	(494,000)	(196,516)
Billings in excess of costs and earnings	108,178	(113,110)
Other liabilities	(14,224)	175,537

Net cash used in operating activities	(3,247,895)	(1,331,381)

Cash flows from investing activities:
Purchase of available-for-sale security	—	(2,900,000)
Deposit of cash proceeds from sale of real estate held in escrow	—	(3,436,200)
Release of restricted cash held in escrow	3,470,700	—
Deposit of restricted cash	(139,833)	—
Purchase of held to maturity investment	(150,000)	—
Additions to income-producing properties	(170,238)	(644,898)
Additions to property and equipment	(147,631)	(164,426)
Additions to intangible assets	(263,005)	(212,513)
Acquisition, net of cash acquired	(902,657)	—

Net cash provided by (used in) investing activities	1,697,336	(7,358,037)

Cash flows from financing activities:
Real estate loan proceeds	—	3,200,000
Mortgage repayments	(258,978)	(2,500,000)
Debt repayments	(280,875)	(479,714)
Repurchase of common stock	(135,507)	—
Deferred loan costs paid	—	(57,346)
Exercise of stock options	—	51,000
Cash dividends paid to shareholders	(426,467)	(381,746)

Net cash used in financing activities	(1,101,827)	(167,806)

DISCONTINUED OPERATIONS:
Operating activities	—	319,230
Investing activities	—	14,616,120
Financing activities	—	(6,187,504)

Net cash provided by discontinued operations	—	8,747,846

Net decrease in cash and cash equivalents	(2,652,386)	(109,378)
Cash at beginning of period	8,382,947	5,662,894

Cash at end of period	$5,730,561	$5,553,516

See accompanying notes to condensed consolidated financial statements.

Supplementary Disclosures of Noncash Investing and Financing Activities:
On June 6, 2008, the Company purchased substantially all of the assets and certain liabilities of Atlantic Lighting & Supply Co., Inc. for $902,657 in cash (net of cash received and including acquisition costs) and 17,381 shares of Servidyne common stock. The related assets and liabilities at the date of acquisition were as follows:

Total assets acquired, net of cash	$1,577,844
Total liabilities assumed	(583,937)

Net assets acquired, net of cash	993,907

Less value of shares issued for acquisition	(91,250)

Total cash paid (including acquisition costs)	$902,657

See accompanying notes to condensed consolidated financial statements.

SERVIDYNE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2009, AND APRIL 30, 2008
(UNAUDITED)
NOTE 1. ORGANIZATION AND BUSINESS
Servidyne, Inc. (together with its subsidiaries, the “Company”) was organized under Delaware law in 1960. In 1984, the Company changed its state of incorporation from Delaware to Georgia. The Company’s Building Performance Efficiency (“BPE”) Segment provides energy efficiency solutions, sustainability programs, and other building performance enhancing products and services to owners and operators of buildings. The Company’s Real Estate Segment engages in commercial real estate investment and development.
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
Restatement of Previously Issued Condensed Consolidated Financial Statements
Subsequent to the issuance of the October 31, 2008, condensed consolidated financial statements, the Company determined that interest income and certain components of other income were not presented in accordance with SEC Regulation S-X, Article 5, Rule 5-03, “Income Statement.” In periods prior to the quarter ended January 31, 2009, the Company included interest income and certain components of other income in the determination of total revenues. Beginning in the quarter ended January 31, 2009, the Company revised its presentation of interest income and certain components of other income to “other (income) and expenses” in the condensed consolidated statement of operations. Prior period amounts have been restated to conform to this new presentation. The Company does not believe that these restatements are material to the Company’s condensed consolidated financial statements for the quarter ended January 31, 2009, or for the consolidated financial statements for any prior quarterly or annual periods.
Reclassification of Previously Issued Condensed Consolidated Financial Statements
In periods prior to the quarter ended January 31, 2009, the Company included interest expense together with cost of revenues and selling, general and administrative expenses in the determination of total operating expenses. Beginning in the quarter ended January 31, 2009, the Company reclassified interest expense to “other (income) and expenses” in the condensed consolidated statement of operations. Prior period amounts have been reclassified to conform to this new presentation.
NOTE 3. RECENT ACCOUNTING PRONOUNCEMENTS
In December 2007, the FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 141

(revised 2007), “Business Combinations” (“SFAS 141(R)”), which replaces SFAS No. 141, “Business Combinations.” SFAS 141(R) retains the underlying concepts of SFAS 141 in that all business combinations are still required to be accounted for at fair value under the acquisition method of accounting, but SFAS 141(R) changed the method of applying the acquisition method in a number of significant aspects. Acquisition costs will generally be expensed as incurred; non-controlling interests will be valued at fair value at the acquisition date; in-process research and development will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date; restructuring costs associated with a business combination will generally be expensed subsequent to the acquisition date; and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense. SFAS 141(R) will be effective on a prospective basis for all business combinations for which the acquisition date is on or after the beginning of the first annual period subsequent to December 15, 2008, with the exception of the accounting for valuation allowances on deferred taxes and acquired tax contingencies. SFAS 141(R) amends SFAS 109 such that adjustments made to valuation allowances on deferred taxes and acquired tax contingencies associated with acquisitions that closed prior to the effective date of SFAS 141(R) would also apply the provisions of SFAS 141(R). Early adoption is not permitted. The Company is currently evaluating the effects, if any, that SFAS 141(R) may have on the Company’s financial statements.
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles (“GAAP”), and expands disclosures about fair value measurements. SFAS 157 applies where other accounting pronouncements require or permit fair value measurements; it does not require any new fair value measurements under GAAP. The effects of adoption are determined by the types of instruments carried at fair value in the Company’s financial statements at the time of adoption, as well as the method utilized to determine their fair values prior to adoption. SFAS 157 was effective for financial assets and liabilities on May 1, 2008. SFAS 157 will be effective for non-financial assets and liabilities, including assets measured at fair value due to impairments, on May 1, 2009. The Company has determined that this statement did not have a significant impact on the determination or reporting of the Company’s financial results for the fiscal year ended April 30, 2009, and will not have a significant impact for the fiscal year ended April 30, 2010.
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 was effective for the Company on May 1, 2008. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. This statement also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. Unrealized gains and losses on items for which the fair value option is elected will be reported in earnings. The Company elected not to apply the fair value option to its existing financial assets and liabilities on SFAS 159’s effective date. Thus, this statement did not have an impact on the determination or reporting of the Company’s financial results.
In April 2008, the FASB issued FASB Staff Position No. 142-3, “Determining the Useful Life of Intangible Assets” (“FSP 142-3”). FSP 142-3 was designed to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141 (revised 2007), “Business Combinations”, and other guidance under GAAP. FSP 142-3 will be effective for the

Company on May 1, 2009. Early adoption is prohibited. The Company is currently evaluating the effects, if any, that FSP 142-3 may have on the Company’s financial statements.
NOTE 4. EQUITY-BASED COMPENSATION
The Company has three (3) outstanding types of equity-based incentive compensation instruments in effect with employees, non-employee directors, and certain outside service providers: stock options, stock appreciation rights, and restricted stock.
For the third quarter and the nine months ended January 31, 2009, total equity-based compensation expenses were $53,992 and $151,927, respectively, and the related income tax benefits were $20,517 and $57,925, respectively. Comparatively, for the third quarter and the nine months ended January 31, 2008, total equity-based compensation expenses were $35,749 and $97,210, respectively, and the related income tax benefits were $13,585 and $36,940, respectively. All of these expenses are included in selling, general and administrative expenses in the condensed consolidated statements of operations.
Stock Options
A summary of stock options activity for the nine months ended January 31, 2009, is as follows:

		Weighted
	Options to	Average
	Purchase	Exercise
	Shares	Price
Outstanding at April 30, 2008	483,536	$4.45
Granted	10,500	5.24
Exercised	—	—
Forfeited / Expired	(11,550)	4.59

Outstanding at January 31, 2009	482,486	$4.46

Vested at January 31, 2009	471,986	$4.44

As of January 31, 2009, 471,986, or 98%, of the outstanding stock options were exercisable, but none of the outstanding stock options were “in the money.”
A summary of information about all stock options outstanding as of January 31, 2009, is as follows:

		Weighted Average
Exercise	Number of	Remaining Contractual
Price	Outstanding Options	Life (Years)
$4.42	415,629	3.77
$4.59	55,440	6.15
$5.19	917	5.38
$5.24	10,500	4.37
The Company estimates the fair value of each stock option award on the date of grant using the Black-

Scholes option-pricing model. The risk-free interest rate utilized in the Black-Scholes calculation is the interest rate of the U.S. Treasury Bill having the same maturity period as the expected life of the stock option awards. The expected life of the stock options granted is based on the estimated holding period of the awarded stock options. The expected volatility of the stock options granted is based on the historical volatility of the Company’s stock over the preceding five-year period using the month-end closing stock price. The fair value of the stock options granted in the nine months ended January 31, 2009, was estimated on the respective grant dates using the following weighted average assumptions in the Black-Scholes option-pricing model:

Expected life (years)	5
Dividend yield	2.55%
Expected stock price volatility	37.11%
Risk-free interest rate	3.73%
Fair value of options granted	$1.16
Compensation expenses related to the vesting of options for the third quarter and the nine months ended January 31, 2009, were $8,039 and $15,195, respectively, and the related income tax benefits were $3,055 and $5,968, respectively, related to the vesting of options. Comparatively, there were no compensation expenses or related tax benefits related to the vesting of options in the third quarter or the nine months ended January 31, 2008.
Stock Appreciation Rights (SARs)
A summary of SARs activity for the nine months ended January 31, 2009, is as follows:

		Weighted
		Average
	SAR	Exercise
	Units	Price
Outstanding at April 30, 2008	411,600	$4.26
Granted	184,000	4.57
Exercised	—	—
Forfeited	(5,250)	3.88

Outstanding at January 31, 2009	590,350	$4.36

Vested at January 31, 2009	—	$—

The Company estimates the fair value of each award of SARs on the date of grant using the Black-Scholes option-pricing model. The risk-free interest rate utilized in the Black-Scholes calculation is the interest rate on the U.S. Treasury Bill having the same maturity as the expected life of the Company’s SARs awards. The expected life of the SARs granted is based on the estimated holding period of the awards. The expected volatility of the SARs granted is based on the historical volatility of the Company’s stock over the preceding five-year period using the month-end closing stock price. The fair value of the SARs granted in the nine months ended January 31, 2009, was estimated on the respective grant dates using the following weighted average assumptions in the Black-Scholes option-pricing model:

Expected life (years)	5
Dividend yield	2.59%
Expected stock price volatility	37.25%
Risk-free interest rate	3.45%
Fair value of SARs granted	$0.91

Compensation expenses related to the vesting of SARs for the third quarter and the nine months ended January 31, 2009, were $40,537 and $123,778, respectively, and related income tax benefits were $15,405 and $47,035, respectively, related to the vesting of SARs. Comparatively, compensation expenses related to vesting of SARs for the third quarter and the nine months ended January 31, 2008, were $32,397 and $89,053, respectively, and related income tax benefits were $12,311 and $33,840, respectively.
Shares of Restricted Stock
Periodically, the Company has awarded shares of restricted stock to employees, non-employee directors and certain outside service providers. The awards are recorded at fair market value on the date of grant and typically vest over a period of one (1) year. As of January 31, 2009, there were unrecognized compensation expenses totaling $13,328 related to grants of shares of restricted stock, which the Company expects to be recognized over the ensuing year. For the quarters ended January 31, 2009, and January 31, 2008, compensation expenses related to the vesting of shares of restricted stock were $5,416 and $3,352, respectively, and the related income tax benefits were $2,058 and $1,274, respectively.
In the nine months ended January 31, 2009, and January 31, 2008, compensation expenses related to the vesting of shares of restricted stock were $12,954 and $8,157, respectively, and the related income tax benefits were $4,922 and $3,100, respectively.
The following table summarizes restricted stock activity for the nine months ended January 31, 2009:

		Weighted Average
	Number of	Fair Value
	Shares of	per Share
	Restricted Stock	on Grant Date
Non-vested restricted stock at April 30, 2008	1,785	$4.27
Granted	5,800	4.72
Vested	(1,785)	—
Forfeited	(205)	—

Non-vested restricted stock at January 31, 2009	5,595	$4.61

NOTE 5. RECEIVABLES
All net contract and trade receivables are expected to be collected within one (1) year.
NOTE 6. DISCONTINUED OPERATIONS

Sales of Income-Producing Properties
The Company is in the business of creating long-term value by periodically realizing gains through the sale of real estate assets, and then redeploying its capital by reinvesting the proceeds from such sales in new real estate assets or other segments of the Company. Effective as of fiscal 2003, the Company adopted SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), which requires, among other things, that the operating results of certain income-producing assets be included in discontinued operations in the statements of operations for all periods presented. The Company classifies an asset as held for sale when the asset is under a binding sales contract with minimal contingencies, and the buyer is materially at risk if the buyer fails to complete the transaction. However, each potential transaction is evaluated based on its separate facts and circumstances. Pursuant to this standard, as of January 31, 2009, the Company had no income-producing properties that were classified as held for sale.
On December 13, 2007, the Company sold its owned office park located in Marietta, Georgia, and recognized a pre-tax gain on the sale of approximately $2.1 million. On July 31, 2007, the Company sold its leasehold interest in the land and its owned shopping center building located in Columbus, Georgia, and its owned shopping center located in Orange Park, Florida, and recognized a pre-tax gain on the sales of approximately $1.9 million. As a result of these transactions, the Company’s financial statements have been prepared with the results of operations and cash flows of these sold properties shown as discontinued operations. All historical statements have been restated in accordance with SFAS 144. Summarized financial information for discontinued operations for the third quarter and the nine months ended January 31, 2009, and January 31, 2008, is as follows:

	Third Quarter Ended		Nine Months Ended
	January 31,		January 31,
	2009	2008	2009	2008

REAL ESTATE SEGMENT

Rental revenues	$—	$195,980	$—	$1,172,304
Rental property operating expenses, including depreciation	—	200,800	—	1,142,780

Operating (loss) earnings from discontinued operations	—	(4,820)	—	29,524
Income tax benefit (expense)	—	1,832	—	(11,219)

Operating (loss) earnings from discontinued operations, net of tax	—	(2,988)	—	18,305

Gain on sale of income-producing properties	—	2,084,785	—	4,003,086
Income tax expense	—	(792,218)	—	(1,521,172)

Gain on sale of income-producing properties, net of tax	—	1,292,567	—	2,481,914

Earnings from discontinued operations, net of tax	$—	$1,289,579	$—	$2,500,219

NOTE 7. OPERATING SEGMENTS
The table below shows selected financial data on a segment basis before intersegment eliminations. For financial data on a segment basis after intersegment eliminations, refer to Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations. In this presentation, management fee expenses charged by the Parent Company are not included in the Segments’ results.
The Company has modified the table of operating segments financial data to better represent how the chief operating decision maker (“CODM”) reviews the performance of each operating segment. Previously, the CODM included discontinued operations from sales of income-producing properties and income taxes in the review. As the real estate market deteriorated throughout this fiscal year, it became evident that it would not be advantageous for the Company to sell any income-producing properties in the near term, and therefore the Company does not anticipate having any discontinued operations for some period of time. As a result, the CODM has changed focus to results from continuing operations. To better reflect this, “(Loss) earnings from continuing operations before income taxes” has replaced “Net (loss) earnings by segment” for all periods presented.

For the Nine Months
Ended January 31, 2009	BPE	Real Estate	Parent (1)	Eliminations	Consolidated

Revenues from unaffiliated customers
BPE Segment services and products:
Energy savings projects	$1,373,724				$1,373,724
Lighting products	461,245				461,245
Energy management services	520,761				520,761
Productivity software	983,191				983,191

Total revenues from unaffiliated customers	$3,338,921	$818,893	$—	$—	$4,157,814
Intersegment revenue	—	126,356	—	(126,356)	—

Total revenues from continuing operations	$3,338,921	$945,249	$—	$(126,356)	$4,157,814

(Loss) earnings from continuing operations before income taxes	$(481,401)	$130,781	$(615,926)	$(2,022)	$(968,568)

For the Nine Months
Ended January 31, 2009	BPE	Real Estate	Parent (1)	Eliminations	Consolidated

Revenues from unaffiliated customers
BPE Segment services and products:
Energy savings projects	$3,545,614				$3,545,614
Lighting products	1,378,075				1,378,075
Energy management services	1,762,224				1,762,224
Productivity software	2,807,191				2,807,191

Total revenues from unaffiliated customers	$9,493,104	$2,407,713	$—	$—	$11,900,817
Intersegment revenue	—	409,388	—	(409,388)	—

Total revenues from continuing operations	$9,493,104	$2,817,101	$—	$(409,388)	$11,900,817

(Loss) earnings from continuing operations before income taxes	$(1,861,363)	$541,501	$(2,472,217)	$(12,538)	$(3,804,617)

For the Third Quarter
Ended January 31, 2008	BPE	Real Estate	Parent (1)	Eliminations	Consolidated

Revenues from unaffiliated customers
BPE Segment services and products:
Energy savings projects	$1,840,590				$1,840,590
Lighting products	—				—
Energy management services	494,350				494,350
Productivity software	885,504				885,504

Total revenues from unaffiliated customers	$3,220,444	$895,264	$—	$—	$4,115,708
Intersegment revenue	—	149,268	—	(149,268)	—

Total revenues from continuing operations	$3,220,444	$1,044,532	$—	$(149,268)	$4,115,708

(Loss) earnings from continuing operations before income taxes	$(465,021)	$319,259	$(601,944)	$(6,026)	$(1,130,782)

For the Nine Months
Ended January 31, 2008	BPE	Real Estate	Parent (1)	Eliminations	Consolidated

Revenues from unaffiliated customers
BPE Segment services and products:
Energy savings projects	$7,750,989				$7,750,989
Lighting products	—				—
Energy management services	1,725,249				1,725,249
Productivity software	2,497,721				2,497,721

Total revenues from unaffiliated customers	$11,973,959	$4,335,446	$—	$—	$16,309,405
Intersegment revenue	—	444,373	—	(444,373)	—

Total revenues from continuing operations	$11,973,959	$4,779,819	$—	$(444,373)	$16,309,405

(Loss) earnings from continuing operations before income taxes	$(774,725)	$2,452,314	$(2,858,546)	$(29,151)	$(1,210,108)

(1)	The Parent Company’s net loss in each period is derived from corporate headquarters activities and consists primarily of the following: Parent Company executive officers’ compensation and costs related to the Company’s status as a publicly-held company which include, among other items, legal fees, compliance costs, non-employee director’s fees, and other reporting costs. The corporate headquarters activities do not earn revenue. All relevant costs related to the business operations of the Company’s operating segments are either paid directly by the operating segments or are allocated down to the segments by the Parent. The allocation method is dependent on the nature of each expense item. Allocated expenses include, among other items, accounting services, information technology services, insurance costs, and audit and tax preparation fees.
NOTE 8. EARNINGS (LOSS) PER SHARE
Basic earnings (loss) per share is computed by dividing net earnings (loss) by the weighted average shares outstanding during the reporting period. Diluted earnings (loss) per share is computed giving effect to dilutive stock equivalents resulting from outstanding stock options, restricted stock and stock appreciation rights. The dilutive effect on the number of common shares for the first nine months of fiscal 2009 and fiscal 2008 was 474 shares and 232,591 shares, respectively. Because the Company had a loss from continuing operations for the third quarter and the nine months ended January 31, 2009, as well as for the third quarter and the nine months ended January 31, 2008, all stock equivalents were anti-dilutive during these periods, and therefore, are excluded when determining the diluted weighted average number of shares outstanding.
On June 5, 2008, the Company declared a stock dividend of five percent (5%) for all shareholders of record on June 18, 2008; accordingly, on July 1, 2008, the Company distributed 177,708 newly issued shares of stock to those shareholders. Earnings (loss) per share has been adjusted retroactively to include the shares issued and outstanding pursuant to the stock dividend as outstanding for all periods presented.

NOTE 9. GOODWILL AND OTHER INTANGIBLE ASSETS
The gross carrying amounts and accumulated amortization for all of the Company’s intangible assets as of January 31, 2009, and April 30, 2008, are as follows:

	January 31, 2009
	Gross Carrying	Accumulated
	Amount	Amortization
Intangible assets, subject to amortization:

Proprietary BPE software solutions	$3,609,411	$2,202,764
Acquired computer software	466,589	464,892
Real estate lease costs	860,865	283,809
Customer relationships	404,632	242,884
Deferred loan costs	331,488	121,330
Non-compete agreements	63,323	21,108
Tradename	61,299	2,724
Other	28,659	22,210

	$5,826,266	$3,361,721

Intangible assets and goodwill, not subject to amortization:

Trademark	$708,707

Goodwill	$6,354,003

	April 30, 2008
	Gross Carrying	Accumulated
	Amount	Amortization
Intangible assets, subject to amortization:

Proprietary BPE software solutions	$3,403,208	$1,788,415
Acquired computer software	462,555	453,038
Real estate lease costs	823,091	208,966
Customer relationships	218,000	188,933
Deferred loan costs	331,488	94,170
Other	28,660	20,062

	$5,267,002	$2,753,584

Intangible assets and goodwill, not subject to amortization:

Trademark	$708,707

Goodwill	$5,458,717

Aggregate amortization expense for all amortizable intangible assets:
For the nine months ended January 31, 2009	$616,486
For the nine months ended January 31, 2008	$560,838
For the quarter ended January 31, 2009	$209,758
For the quarter ended January 31, 2008	$186,364

Estimated amortization expense for all amortizable intangible assets recorded as of January 31, 2009, for the remainder of fiscal year 2009 and each of the next five (5) fiscal years and thereafter is as follows:

Remainder of fiscal year 2009	$199,989
2010	675,791
2011	536,636
2012	383,421
2013	261,315
2014	174,594
Thereafter	232,799

$2,464,545

The Company recently completed its annual testing of goodwill and indefinite-lived intangible assets for impairment in the most recent quarter ended January 31, 2009, as required in accordance with SFAS 142. The result of the valuation was that no impairment existed as of January 31, 2009. All of the Company’s goodwill and indefinite-lived intangible assets are assigned to the BPE Segment, which has also been determined to be the reporting unit.
The valuation methodologies used to calculate the fair value of BPE were the discounted cash flow method of the income approach and the guideline company method of the market approach.
With the income approach, the cash flows anticipated over several periods, plus a terminal value at the end of that time horizon, are discounted to their present value using an appropriate rate of return. Projected cash flows are discounted to present value using an estimated weighted average cost of capital, reflecting returns to both equity and debt investors. The Company believes that this is a relevant and beneficial method to use in determining fair value because it explicitly considers the future cash flow generating potential of the reporting unit.
In the guideline method of the market approach, the value of a reporting unit is estimated by comparing the subject to similar businesses or “guideline” companies whose securities are actively traded in public markets. The comparison is generally based on data regarding each of the companies’ stock prices and earnings, which is expressed as a fraction known as a “multiple”. The premise of this method is that if the guideline public companies are sufficiently similar to each other, then their multiples should be similar. The multiples for the guideline companies are analyzed, adjusted for differences as compared to the subject company, and then applied to the applicable business characteristics of the subject company to arrive at an indication of the fair value. The Company believes that the inclusion of a market approach analysis in the fair value calculation is beneficial as it provides an indication of value based on external, market-based measures.
In the application of the income approach, financial projections were developed for use in the discounted cash flow calculations. Significant assumptions included revenue growth rates, margin rates, SG&A costs, and working capital and capital expenditure requirements over a period of ten (10) years. Revenue growth rate and margin rate assumptions were developed using historical Company data, current backlog, specific customer commitments, status of outstanding customer proposals, and future economic and market conditions expected. Consideration was then given to the SG&A costs, working capital, and capital expenditures required to deliver the revenue and margin determined. The other significant assumption used with the income approach was the assumed rate at which to discount the cash flows. The rate was determined by utilizing the weighted average cost of capital method.

In the income approach model, three separate financial projection scenarios were prepared using the above assumptions: the first used the expected revenue growth rates, the second used higher revenue growth rates, and the third used lower revenue growth rates. The discount rates used in the scenarios ranged from 17% for the lower growth scenario to 19% for the higher growth scenario. For the assessment of fair value of the BPE Segment based on the income approach, the results of the three scenarios were weighted (60% for the expected case and 20% each for the other scenarios) to produce the applicable fair value indication using the income approach. The weightings reflect the Company’s view of the relative likelihood of each scenario.
In the application of the market approach, the Company considered valuation multiples derived from four public comparable companies that were identified as belonging to a group of industry peers. The applicable financial multiples of the comparable companies were adjusted for profitability and size and then applied to the BPE Segment.
The comparable companies selected for the market approach were similar to the BPE Segment in terms of business description and markets served; therefore, the results of the income approach and market approach were equally weighted and compared to the carrying value of the BPE Segment. This test of fair value indicated that no impairment existed at January 31, 2009.
NOTE 10. DISPOSITIONS
Fiscal 2009
There were no dispositions in the first nine months of fiscal 2009.
Fiscal 2008
On March 28, 2008, the City of Oakwood, Georgia, acquired in lieu of formal condemnation approximately 1.8 acres of the Company’s undeveloped land located in Oakwood, Georgia, for a price of $860,000, which resulted in a pre-tax gain on the transaction of approximately $581,000. For income tax purposes, the Company treated this transaction as an involuntary conversion under Section 1033 of the Internal Revenue Code, which allows for tax deferral of the gain if the Company acquires a qualified replacement property by no later than April 30, 2011. The Company currently intends to use the net proceeds from this transaction to acquire a qualified replacement property. There can be no assurance, however, that the Company will be able to successfully complete such acquisition.
On December 13, 2007, the Company sold its owned office park located in Marietta, Georgia, for a price of $10.3 million, resulting in a pre-tax gain on the sale of approximately $2.085 million. After selling expenses and repayment of the mortgage loan and associated costs, the sale generated cash proceeds of approximately $3.4 million. The Company intended to use the net proceeds from this sale to acquire an income-producing property, which would have qualified the sale under Internal Revenue Code Section 1031 for federal income tax deferral (“1031 deferral”), and therefore placed the proceeds with a qualified third party intermediary in connection therewith. However, the Company did not complete such acquisition, and therefore the proceeds were released from the intermediary to the Company on June 11, 2008. Because the Company did not complete the 1031 deferral, a taxable gain was recognized in the quarter ended July 31, 2008, which resulted in the deferred tax liability related to the previously deferred gain becoming a current tax liability.

On July 31, 2007, the Company sold: (1) its leasehold interest in a shopping center in Jacksonville, Florida; (2) its leasehold interest in the land and its owned shopping center building located in Columbus, Georgia; and (3) its owned shopping center located in Orange Park, Florida; for a total combined sales price of $6.8 million, resulting in a pre-tax gain of approximately $3.8 million. After selling expenses, the sales generated net cash proceeds of approximately $6.4 million. In addition, the Company purchased its minority partners’ interests in the Columbus, Georgia, land and shopping center building by utilizing two notes payable totaling $400,000. Both notes were paid off as of July 31, 2008. In accordance with SFAS 144, the sale of the leasehold interest in the shopping center in Jacksonville, Florida, is recorded in Real Estate revenues on the accompanying condensed consolidated statement of operations, and the sales of its leasehold interest in the land and the owned shopping center building located in Columbus, Georgia, and the owned shopping center located in Orange Park, Florida, are recorded in discontinued operations in the accompanying condensed consolidated statement of operations for the nine months ended January 31, 2008.
NOTE 11. ACQUISITIONS
On June 6, 2008, Atlantic Lighting & Supply Co., LLC (“AL&S LLC”), an indirect wholly-owned subsidiary of the Company, acquired substantially all of the assets and assumed certain operating liabilities of Atlantic Lighting & Supply Co., Inc. (the “Seller”) for a total consideration, including the assumption of certain operating liabilities, of approximately $1.5 million (excluding acquisition costs). The Seller was engaged in the business of distributing energy efficient lighting products to commercial property owners and managers, and the Company is continuing to conduct this business. The acquisition was made pursuant to an asset purchase agreement dated June 6, 2008, between the Company, AL&S LLC, the Seller, and the shareholders of the Seller (the “Agreement”). The consideration consisted of 17,381 newly-issued shares of the Company’s common stock, with a fair value of $91,250, the payment of approximately $618,000 in cash to the Seller, the payment of approximately $165,000 in cash to satisfy outstanding debt to two lenders of the Seller, and the assumption of certain operating liabilities of the Seller that totaled approximately $584,000. The amounts and types of the consideration were determined through negotiations among the parties.
Pursuant to the Agreement, AL&S LLC acquired substantially all of the assets of the Seller, including cash, accounts receivable, inventory, personal property and equipment, proprietary information, intellectual property, and the Seller’s right, title, and interest to assigned contracts. Only certain specified operating liabilities of the Seller were assumed, including executory obligations under assigned contracts and certain current balance sheet operating liabilities.
During the quarter ended January 31, 2009, the Company finalized its allocation of the purchase price. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition.

	Assets and
	Liabilities Acquired
	from Seller	Estimated Life
Current assets	$322,514
Property, furniture and equipment, net	58,699	Various (3-5)
Trade name	61,299	15 years
Non-compete agreements	63,323	2 years
Customer relationships	186,632	5 years
Goodwill	895,285	Indefinite

Total assets acquired	$1,587,752

Current liabilities	(483,937)
Long term liabilities	(100,000)

Net assets acquired	$1,003,815

The goodwill amount is not subject to amortization. The amounts assigned to all intangible assets are deductible for tax purposes over a period of fifteen (15) years. The goodwill amount has been assigned to the BPE Segment.
The following table summarizes what the results of operations of the Company would have been on a pro forma basis for the third quarter and nine months ended January 31, 2009, with comparative prior year figures, if the acquisition had occurred prior to the beginning of the period. These results do not purport to represent what the results of operations for the Company actually would have been or to be indicative of the future results of operations of the Company (in thousands, except for per share amounts).

	Quarter Ended		Nine Months Ended
	January 31,		January 31,
	2009	2008	2009	2008

Revenues	$4,158	$4,927	$12,098	$18,860
Net (loss) earnings	$(491)	$482	$(2,246)	$1,728
Net (loss) earnings per share — basic	$(0.13)	$0.13	$(0.60)	$0.47
Net (loss) earnings per share — diluted	$(0.13)	$0.13	$(0.60)	$0.47
NOTE 12. OTHER INCOME
Other income for the third quarter and the nine months ended January 31, 2009, includes $285,000 related to a January 30, 2009, settlement of an insurance claim.
NOTE 13. COMMITMENTS AND CONTINGENCIES
The Company is subject to legal proceedings and other claims that arise from time to time in the ordinary course of business. While the resolution of these matters cannot be predicted with certainty, the

Company believes that the final outcome of any such matters would not have a material adverse effect on the Company’s financial position or results of operations.
NOTE 14. SUBSEQUENT EVENT
On February 27, 2009, the Company entered into a lease modification and assignment agreement with the anchor tenant of the Company’s office building located in Newnan, Georgia. The agreement modified the lease termination date from March 2014 to February 2011 and reduced the rent, resulting in a $179,000 decrease in the Real Estate backlog reported for January 31, 2009. The agreement also assigned the lease to the company that acquired the tenant.
As part of the consideration under the agreement, the tenant paid the Company approximately $163,000 in cash. As further consideration, the Company received promissory notes totaling $100,000 in exchange for release of the personal guarantees of certain principals of the tenant. In addition, future payments contingent upon the tenant’s income were pledged to the Company. The Company also has the right to recover a portion of the tenant’s leased space to lease to other tenants and has the option to terminate the lease early.
The promissory notes and contingent payments were pledged as collateral to the property’s mortgage lender, and $117,000 of the cash payment was deposited into a restricted cash account with the mortgage lender. The Company measured the carrying amount of this property against the future net undiscounted cash flows expected to be generated by this property and determined that no impairment exists.

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
The following discussion has been updated to reflect the restatements and the reclassifications discussed in Note 2 to the condensed consolidated financial statements.
The Company’s fiscal year 2009 will end on April 30, 2009.
During fiscal year 2009, the Company believes that the deterioration in the general economy has resulted in delays in the receipt of orders particularly for the Company’s Energy Savings Projects which require capital expenditures from customers. However, the Company’s offerings are designed to reduce the costs of operating buildings with a focus on energy efficiency. Both cost reduction opportunities and energy efficiency measures are financially and politically driven in today’s economic environment. Beginning in October 2008, order activity began to increase dramatically and over the next four months from October 2008 to January 2009, the BPE Segment received orders in excess of $8,700,000. This resulted in a backlog at January 31, 2009, of approximately $11.3 million—an increase of nearly 60% from the backlog at the beginning of the year at April 30, 2008. The Company will recognize revenue from a significant portion of these new orders well into fiscal year 2010.
Given this strong growth, the Company expects the BPE Segment to be cash flow positive within the next twelve months with revenues continuing to grow. To support revenue growth over a longer time horizon, in addition to multi-year programs that have already begun with large customers in the private sector as discussed above, the Company anticipates strong growth from its government business. This business offers many of the same offerings, Energy Savings Projects and other energy efficiency focused offerings, by acting as a subcontractor to large energy services company (“ESCO”) partners to provide services to end-user government agency facilities. Through this business, the BPE Segment provides services to a wide-range of government facilities, from U.S. military bases to Federal and State prisons to large public educational facilities. The future growth in the Company’s government business should be underpinned by two recent U.S. Government actions: in December 2008, the U.S. Department of Energy (“DOE”) announced a program to fund $80 billion worth of energy savings performance contracts to sixteen (16) large ESCOs to improve energy efficiency in government buildings; and in February 2009, President Obama signed the American Recovery and Reinvestment Act of 2009, which will provide approximately an additional $20 billion for the performance of energy efficiency projects in government buildings. The Company has existing business relationships with half of the sixteen ESCOs awarded contracts by the DOE and a long history of providing these exact types of services for the government. The Company should be well positioned to perform a significant amount of these projects.
While the recent increased order activity in the BPE Segment may indicate that the Company’s customers’ capital expenditure constraints are relaxing, there can be no assurance that such increased order activity can be sustained, particularly if recent macro-economic conditions were to continue, or worsen, for an extended period of time.

The Company’s Real Estate Segment is in the business of creating long-term value by periodically realizing gains through the sale of existing real estate assets, and then redeploying its capital by reinvesting the proceeds from such sales in new real estate assets or in other segments of the Company. The Company has historically generated substantial liquidity from the periodic sale of its real estate assets held for investment. However, the current real estate portfolio consists of a limited number of properties, and given recent declines in commercial real estate values in the United States, the Company may elect to not sell or be unable to sell any of its real estate assets in the near future. Since December 2007, the period over which the U.S. economy has been in recession, the Real Estate Segment has seen continued interest from prospective tenants, and has signed new leases and/or lease extensions with third parties at its two shopping centers and at its two office buildings. Marketing efforts continue to be a primary focus for the Real Estate Segment. The Company is continuing to monitor the sales and operating performance of the Real Estate Segment’s tenants, and is reducing Real Estate Segment operating costs. As of January 31, 2009, the Company’s income-producing properties were 91% leased.
The decreased order activity that the BPE Segment encountered earlier in the fiscal year, beginning in the Company’s third fiscal quarter of 2008 and continuing into the second fiscal quarter of 2009, combined with the cash utilized in the Company’s June 2008 acquisition of its lighting distribution business, resulted in significant usage of the Company’s cash during those quarters; however, cash usage has significantly moderated during the most recent fiscal quarter ended January 31, 2009. The Company believes that it has sufficient capital resources to operate its business in the ordinary course until the BPE Segment begins to generate cash flow from operations, which is expected to occur within the next twelve months, although there can be no guarantee that this will be the case, particularly if recent macro-economic conditions continue, or worsen, for an extended period of time. See “Liquidity and capital resources” for more information.
Results of operations of the third quarter and first nine months of fiscal 2009, compared to the third quarter and first nine months of fiscal 2008.
In the following charts, changes in revenues, cost of revenues, selling, general and administrative expenses, and (loss) earnings from continuing operations before income taxes from period to period are analyzed on a segment basis, net of intersegment eliminations. For net earnings and similar profit information on a consolidated basis, please refer to the Company’s condensed consolidated financial statements. For net earnings presented by segment before intercompany eliminations, refer to Note 7. Operating Segments in the Notes to the Condensed Consolidated Financial Statements
Pursuant to SFAS 144, the figures shown in the following charts for all periods presented do not include Real Estate Segment revenues, cost of revenues, and selling, general and administrative expenses generated by certain formerly owned income-producing properties that have been sold; such amounts have been reclassified to discontinued operations. See “Critical Accounting Policies - Discontinued Operations” later in this discussion and analysis section.
REVENUES
From Continuing Operations
For the third quarter of fiscal 2009, consolidated revenues from continuing operations, net of inter-segment eliminations, were $4,157,814, compared to $4,115,708 for the third quarter of fiscal 2008, an increase of approximately 1%. For the first nine months of fiscal 2009, consolidated revenues from continuing operations were $11,900,817, compared to $16,309,405 for the first nine months of fiscal 2008, a decrease of approximately 27%.

CHART A
REVENUES FROM CONTINUING OPERATIONS — SUMMARY BY SEGMENT
(Dollars in Thousands)

	Third Quarter Ended				Nine Months Ended
	January 31,		Amount	Percentage	January 31,		Amount	Percentage
	2009	2008	Change	Change	2009	2008	Change	Change

BPE (1)	$3,339	$3,220	$119	4	$9,493	$11,974	$(2,481)	(21)
Real Estate (2)	819	895	(76)	(8)	2,408	4,335	(1,927)	(44)

	$4,158	$4,115	$43	1	$11,901	$16,309	$(4,408)	(27)

NOTES TO CHART A
(1)	The following table indicates the BPE Segment revenues by service and product type.
BPE SEGMENT REVENUES — SUMMARY BY SERVICE & PRODUCT TYPE
(Dollars in Thousands)

	Third Quarter Ended				Nine Months Ended
	January 31,		Amount	Percentage	January 31,		Amount	Percentage
	2009	2008	Change	Change	2009	2008	Change	Change

Energy Savings Projects	$1,374	$1,840	$(466)	(25)	$3,546	$7,751	$(4,205)	(54)
Lighting Products	461	—	461	—	$1,378	$—	1,378	—
Energy Management Services	521	494	27	5	1,762	1,725	37	2
Productivity Software	983	886	97	11	2,807	2,498	309	12

	$3,339	$3,220	$119	4	$9,493	$11,974	$(2,481)	(21)

BPE Segment revenues increased by approximately $119,000, or 4%, in the third quarter of fiscal 2009 compared to the same period in fiscal 2008, primarily due to:
(a)	lighting product revenues of approximately $461,000 as a result of the Company’s acquisition during the first quarter of fiscal 2009 of its new lighting distribution business; and

(b)	an increase in productivity software products and services revenues of approximately $97,000;
partially offset by:
(c)	energy savings (lighting and mechanical) project revenues that were approximately $466,000 lower than in the year-earlier period, primarily due to delays in the receipt of certain orders. However, the Company received these previously delayed orders in the third fiscal quarter. This contributed to a BPE backlog at January 31, 2009, which was 62% higher than backlog levels at October 31, 2008. See further discussion on the BPE Segment backlog below.
BPE Segment revenues decreased by approximately $2,481,000 , or 21%, in the first nine months of fiscal 2009 compared to the same period in fiscal 2008, primarily due to:

(a)	energy savings (lighting and mechanical) project revenues that were approximately $4,205,000 lower than in the year-earlier period, primarily because of:
i.	delays in the receipt of certain orders, as described above;
and
ii.	the absence of revenues of approximately $1 million that were generated by a one-time special project for a large retail customer in the year-earlier period;
partially offset by:
iii.	revenues of approximately $1,152,000 from several new energy savings project customers, representing the initial phases of new energy savings program initiatives for those customers;
The year-over-year decline in energy savings project revenues for the first nine months was partially offset by:
(b)	lighting product revenues of approximately $1,378,000, as the result of the Company’s acquisition during the first quarter of fiscal 2009 of its lighting distribution business; and
(c)	an increase in productivity software products and services revenues of approximately $309,000.
While management believes that the decrease in BPE Segment revenues in the first nine months is due in part to the general deterioration of the overall economy and its effect on certain of the Company’s customers, revenues in the third quarter were higher than last year, and order activity continued to strengthen significantly in the third fiscal quarter. As a result, management believes that the Company is well positioned to continue to grow BPE Segment revenues.

(2)	Real Estate Segment revenues decreased by $76,000, or 8%, in the third quarter of fiscal 2009 compared to the same period in fiscal 2008, primarily as a result of a decrease in rental income of approximately $146,000 due to the expiration of an anchor tenant lease in January 2008 at the Company’s owned headquarters building in Atlanta, Georgia, partially offset by rental income of approximately $25,000 from new tenant leases at the same property, as well as increased rental income and expense reimbursements at other properties.

Real Estate Segment revenues decreased by $1,927,000, or 44%, in the first nine months of fiscal 2009 compared to the same period in fiscal 2008, primarily due to:
(a)	the absence of revenues of approximately $1,553,000 generated in the first quarter of fiscal 2008 by the sale of the Company’s leasehold interest in its shopping center in Jacksonville, Florida, and the absence of $75,000 in rental revenues in the current year due to the sale of this property; and

(b)	a decrease in rental revenues of approximately $519,000 due to the expiration of an anchor tenant lease in January 2008 at the Company’s owned headquarters building in Atlanta, Georgia;
partially offset by:
(c)	approximately $66,000 in rental revenues as the result of an early lease termination in the first quarter of fiscal 2009;

(d)	approximately $85,000 in rental revenues from new tenant leases at the Company’s owned headquarters building; and

(e)	approximately $35,000 in expense reimbursements from tenants due to higher real estate taxes and property repair and maintenance expenses.
The following table indicates the backlog of contracts and rental income, by segment.

			Increase
	January 31,		(Decrease)
	2009	2008	Amount	Percentage

BPE (1)	$11,313,000	$6,328,000	4,985,000	79
Real Estate (2)	2,914,000	2,994,000	(80,000)	(3)
Less: Intersegment eliminations (3)	(543,000)	(528,000)	(15,000)	3

Total Backlog	$13,684,000	$8,794,000	$4,890,000	56

(1)	BPE backlog at January 31, 2009, increased by approximately $4,985,000 compared to the year-earlier period, primarily due to:
(a)	an increase of approximately $5,683,000 in energy savings (lighting and mechanical) projects; and

(b)	an increase of approximately $237,000 in productivity software products and services;
partially offset by:
(c)	a decrease of approximately $935,000 in energy management consulting services, primarily as a result of the successful completion of approximately $850,000 of multi-year consulting services projects.
The Company estimates that a substantial majority of the BPE backlog at January 31, 2009, will be recognized prior to January 31, 2010.
BPE backlog includes some contracts that can be cancelled by customers with less than one year’s notice, and assumes such cancellation provisions will not be invoked. The value of such contracts included in the prior year’s backlog that were subsequently cancelled was approximately $151,000, or 1.3%.

(2)	Real Estate backlog at January 31, 2009, decreased by approximately $80,000 compared to the year-earlier period, primarily due to a decrease in future rental revenues at the Company’s owned office building located in Newnan, Georgia, partially offset by an increase in the amount of leased office space at the Company’s owned headquarters building in Atlanta, Georgia.
(3)	Represents rental revenues at the Company’s owned headquarters building to be paid to the Real Estate Segment by the Parent Company and the BPE Segment.
COST OF REVENUES
From Continuing Operations
As a percentage of total segment revenues from continuing operations (see Chart A), the total applicable costs of revenues (see Chart B) were 63% and 65% for the third quarters of fiscal 2009 and 2008, respectively, and 64% and 60% for the first nine months of fiscal 2009 and 2008, respectively. In reviewing Chart B, the reader should recognize that the volume of revenues generally will affect the amounts and percentages presented.
The figures in Chart B are net of intersegment eliminations.
CHART B
COST OF REVENUES
FROM CONTINUING OPERATIONS SUMMARY BY SEGMENT
(Dollars in Thousands)

			Percentage of Segment				Percentage of Segment
			Revenues for the				Revenues for the
	Third Quarter Ended		Third Quarter Ended		Nine Months Ended		Nine Months Ended
	January 31,		January 31,		January 31,		January 31,
	2009	2008	2009	2008	2009	2008	2009	2008

BPE (1)	$2,098	$2,159	63	67	$6,019	$8,105	63	68
Real Estate (2)	528	516	64	58	1,562	1,672	65	39

	$2,626	$2,675	63	65	$7,581	$9,777	64	60

NOTES TO CHART B
(1)	BPE Segment cost of revenues decreased by approximately $2,086,000, or 26%, in the first nine months of fiscal 2009 compared to the same period in fiscal 2008, primarily due to the corresponding decrease in revenues (See Chart A).
On a percentage-of-revenues basis, BPE Segment cost of revenues decreased by 4% and 5%, respectively, in the third quarter and first nine months of fiscal 2009 compared to the same periods in fiscal 2008, primarily due to a change in the mix of services and products.

(2)	Real Estate Segment cost of revenues decreased by approximately $110,000, or 7%, for the first nine months of fiscal 2009 compared to the same period in fiscal 2008, primarily due to:
(a)	the absence of sales costs and leaseback expenses of approximately $147,000 that were included in the prior year as a result of the sale of the Company’s leasehold interest in a shopping center located in Jacksonville, Florida, in July 2007;

(b)	a decrease in rental operating costs of approximately $89,000 primarily due to lower tenant occupancy at the Company’s owned headquarters building in Atlanta, Georgia;
partially offset by:
(c)	an increase in rental operating costs of approximately $88,000, primarily as the result of higher real estate taxes and property maintenance and repair expenses, a portion of which is reimbursable by the tenants, and higher legal fees;
On a percentage-of-revenues basis, Real Estate Segment cost of revenues increased approximately 7% and 26% in the third quarter and first nine months of fiscal 2009, respectively. The percentage increase in the third quarter compared to the prior year period was primarily due to higher legal fees relative to the lower revenues for the quarter, as mentioned directly above. The percentage increase in the first nine months compared to the prior year period was primarily due to the inclusion of revenues of $1,553,000 in the prior year that were generated by the sale of the Company’s leasehold interest in a shopping center located in Jacksonville, Florida, in July 2007; the costs of the sale included in the prior year were approximately $95,000.
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
From Continuing Operations
As a percentage of total segment revenues from continuing operations (see Chart A), the total applicable selling, general and administrative expenses (“SG&A”) (see Chart C), net of intersegment eliminations, were 60% and 57% for the third quarters of fiscal 2009 and 2008, respectively, and 64% and 43% for the first nine months of fiscal 2009 and 2008, respectively. In reviewing Chart C, the reader should recognize that the volume of revenues generally will affect the amounts and percentages presented. The percentages in Chart C are based upon expenses as they relate to segment revenues from continuing operations (Chart A), except that Parent and total expenses relate to consolidated revenues from continuing operations.

CHART C
SELLING, GENERAL AND ADMINSTRATIVE EXPENSES
FROM CONTINUING OPERATIONS BY SEGMENT
(Dollars in Thousands)

			Percentage of Segment				Percentage of Segment
			Revenues for the				Revenues for the
	Third Quarter Ended		Third Quarter Ended		Nine Months Ended		Nine Months Ended
	January 31,		January 31,		January 31,		January 31,
	2009	2008	2009	2008	2009	2008	2009	2008

BPE (1)	$1,418	$1,268	42	39	$4,440	$3,928	47	33
Real Estate (2)	168	214	21	24	502	599	21	14
Parent (3)	885	838	21	20	2,630	2,455	22	15

	$2,471	$2,320	59	56	$7,572	$6,982	64	43

NOTES TO CHART C
(1)	BPE Segment SG&A expenses increased by approximately $150,000, or 12%, in the third quarter of fiscal 2009 compared to the same period in fiscal 2008, primarily due to the operating costs associated with the Company’s new lighting distribution business, which was acquired during the first quarter of fiscal 2009.

BPE Segment SG&A expenses increased by approximately $512,000, or 13%, in the first nine months of fiscal 2009 compared to the same period in fiscal 2008, primarily due to the operating costs associated with the Company’s new lighting distribution business, which was acquired during the first quarter of fiscal 2009.

On a percentage-of-revenues basis, BPE Segment SG&A expenses increased by 3% in the third quarter of fiscal 2009 compared to the same period of fiscal 2008, primarily due to the operating costs associated with the Company’s new lighting distribution business, which was acquired during the first quarter of fiscal 2009, partially offset by the increase in revenues (See Chart A).

On a percentage-of-revenues basis, BPE Segment SG&A expenses increased by 14% in the first nine months of fiscal 2009 compared to the same period of fiscal 2008, primarily due to the decrease in revenues without a corresponding decrease in expenses (See Chart A).

(2)	Real Estate Segment SG&A expenses decreased by approximately $46,000 and $97,000 in the third quarter and the first nine months of fiscal 2009, respectively, compared to the same periods in fiscal 2008, primarily due to a decrease in insurance, legal, personnel and consulting expenses.

On a percentage-of-revenues basis, Real Estate Segment SG&A expenses decreased by 3% in the third quarter of fiscal 2009 compared to the same period in fiscal 2008, primarily due to the lower expenses noted above. Conversely, Real Estate Segment SG&A expenses on a percentage-of-revenues basis increased by 7% in the first nine months of fiscal 2009, compared to the same period in fiscal 2008, primarily due to the inclusion of revenues of $1,553,000 in the prior year period that were generated by the sale of the Company’s leasehold interest in a shopping center located in Jacksonville, Florida, in July 2007.

(3)	Parent SG&A expenses increased by approximately $175,000, or 7%, in the first nine months of fiscal 2009 compared to the same period of fiscal 2008, primarily due to:
(a)	an increase in legal fees of approximately $199,000 that were incurred to settle an insurance claim, as well as increased SEC compliance costs;
(b)	an increase in personnel-related expenses of approximately $186,000; and
(c)	an increase in accounting and other non-legal compliance costs of approximately $99,000;
partially offset by:
(d)	a decrease of approximately $358,000 in incentive compensation expenses, as there were no incentive compensation expenses in the first nine months of fiscal 2009.
On a percentage-of-revenues basis, Parent SG&A expenses increased by 7% in the first nine months of fiscal 2009 compared to the same period of fiscal 2008, primarily due to the decrease in revenues without a corresponding decrease in expenses (See Chart A).
(LOSS) EARNINGS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES
Consolidated loss before income taxes from continuing operations was $984,861 in the third quarter of fiscal year 2009, compared to $1,130,782 in the same period of fiscal year 2008, a reduction in the loss of $145,921. For the nine months ended January 31, 2009, the consolidated loss before income taxes from continuing operations was $3,820,910, compared to $1,210,108 in the same period of fiscal year 2008, an increase in the loss of $2,610,802, primarily as a result of the absence in fiscal year 2009 of revenue from sales of leasehold interests and a decrease in revenue from the BPE Segment.
The figures in Chart D are net of intersegment eliminations.
CHART D
(LOSS) EARNINGS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES
SUMMARY BY SEGMENT
(Dollars in Thousands)

	Third Quarter Ended		Increase	Nine Months Ended		Increase
	January 31,		(Decrease)	January 31,		(Decrease)
	2009	2008	Amount	2009	2008	Amount

BPE (1)	$(183)	$(225)	$42	$(989)	$(82)	$(907)
Real Estate (2)	(178)	(77)	(101)	(487)	1,291	(1,778)
Parent (3)	(608)	(829)	221	(2,329)	(2,419)	90

Total	$(969)	$(1,131)	$162	$(3,805)	$(1,210)	$(2,595)

NOTES TO CHART D
(1)	BPE Segment loss before income taxes decreased by approximately $42,000 in the third quarter of fiscal 2009 compared to the same period in fiscal 2008, primarily due to an increase in revenue of approximately $119,000 (see Chart A), a decrease in cost of revenues of approximately $61,000 (see Chart B), and an increase in SG&A expenses of approximately $150,000 (see Chart C).

BPE Segment loss before income taxes increased by approximately $907,000 in the first nine months of fiscal 2009 compared to the same period in fiscal 2008, primarily due to:
(a)	a decrease in revenues of approximately $2,481,000, primarily due to delays in the receipt of orders for certain energy savings projects. Such orders have been received and have contributed to BPE backlog at January 31, 2009, that is 62% higher than the backlog balance at October 31, 2008;
(b)	a corresponding decrease in cost of revenues of approximately $2,086,000; and
(c)	an increase in SG&A expenses of approximately $512,000, primarily due to the costs associated with the Company’s new lighting distribution business which was acquired during the first quarter of the fiscal year.
(2)	Real Estate Segment’s loss before income taxes of approximately $487,000 for the first nine months of fiscal year 2009 represents an earnings decline of approximately $1,778,000 as compared to the same period of fiscal year 2008, primarily due to:
(a)	a decrease in revenues of approximately $1,927,000, primarily due to the absence of revenues of approximately $1,553,000, generated in the first quarter of fiscal year 2008 by the sale of a leasehold interest and a decrease in revenues of approximately $519,000 due to the expiration of an anchor tenant lease; and
(b)	the absence of $147,000 in costs related to the revenues from the sale of the leasehold interest above.
(3)	Parent loss before income taxes decreased by approximately $221,000 in the third quarter ended January 31, 2009, compared to the same period of 2008, primarily due to the settlement of an insurance claim in the amount of $285,000, partially offset by an increase in legal fees related to settling the claim and an increase in compliance costs.
INCOME TAX BENEFIT
The Company’s effective rate for income taxes, based upon estimated annual income tax rates, approximated 41.0% of loss from continuing operations before income taxes for the first nine months of fiscal year 2009 and 41.8% for the comparable period of fiscal year 2008.
LIQUIDITY AND CAPITAL RESOURCES
Between April 30, 2008, and January 31, 2009, working capital decreased by approximately $5,705,000, or 41%. Between April 30, 2008, and January 31, 2009, cash and restricted cash decreased by $6,123,086, or 52%. This includes $1,623,000 used for the acquisition and initial capitalization of the Company’s lighting distribution business, which was acquired on June 6, 2008. The Company’s operations used substantial amount of cash during the first two quarters of fiscal 2009, but the level of cash usage moderated in the third quarter.
The following describes the changes in the Company’s cash and restricted cash from April 30, 2008, to January 31, 2009:
Operating activities used cash of approximately $3,248,000, primarily as a result of:
(a)	current year losses from continuing operations before depreciation, amortization and income taxes of approximately $2,597,000;

(b)	cash payments of approximately $494,000 for incentive compensation expenses accrued in the prior fiscal year but paid in the current fiscal year as a result of the successful achievement of certain Company earnings and performance goals;

(c)	an increase in other current assets of approximately $264,000, due primarily to a $285,000 receivable from the settlement of an insurance claim; and

(d)	a net decrease in trade accounts payable, accrued expenses, and other liabilities of approximately $167,000, due to the timing and submission of payments;
partially offset by:
(e)	a decrease in net accounts receivable of $309,000, primarily as a result of the timing of billing and receipt of payments.
Investing activities used cash of approximately $1,774,000, net of cash provided from the release of approximately $3,471,000 of restricted cash previously held in escrow (see Note 10 to the condensed consolidated financial statements), primarily as a result of:
(a)	approximately $903,000 for the acquisition of the Company’s lighting distribution business in the first quarter;
(b)	approximately $263,000 for additions to intangible assets, primarily related to the development of enhancements to BPE’s proprietary building productivity software solutions;
(c)	approximately $170,000 for additions to income-producing properties, primarily related to tenant and building improvements;
(d)	$150,000 for the purchase of a held-to-maturity investment related to a scheduled increase in restricted cash as required by a provision of a real estate loan agreement;
(e)	approximately $148,000 for additions to property and equipment; and
(f)	approximately $140,000 received from a real estate tenant and temporarily placed in escrow, related to the lease modification and assignment agreement discussed above.
Financing activities used cash of approximately $1,102,000 primarily for:
(a)	payment of the regular quarterly cash dividends to shareholders of approximately $426,000;
(b)	scheduled principal payments on real estate mortgage notes of approximately $259,000;
(c)	scheduled principal payments on other long-term debt of approximately $281,000; and
(d)	repurchases of the Company’s common stock of approximately $136,000.
During the third quarter of fiscal 2009, cash used in operating activities stabilized, only consuming approximately $13,000. The Company’s primary source of cash for future operations is expected to be current cash reserves and additional cash generated from BPE Segment operations and real estate held for investment. The Company has historically generated substantial liquidity from the sale of real estate assets. As a result, the current real estate portfolio consists of a limited number of properties, and given the recent decline in commercial real estate values in the United States, the Company may elect not to sell or be unable to sell any of its real estate assets in the near future. The Company in recent years has not utilized bank lines of credit for operating purposes and does not currently have in place any such line of credit.
While the Company’s operations used substantial amounts of cash during the first two quarters of fiscal 2009, the level of cash usage moderated in the third quarter. This moderation, together with the substantial increase in BPE Segment orders in the third quarter, which are expected to contribute to revenues in the coming year, cause management to believe that the Company will be able to generate positive cash flow from the BPE Segment operations within the next twelve months. As a result, the Company believes that currently available cash and cash generated from operations will be sufficient to meet working capital requirements and anticipated capital expenditures for the foreseeable future. However, this will depend substantially upon future operating performance (which may be affected by prevailing economic conditions) and financial, business and other factors, some of which are beyond the Company’s control.
The Company has no material commitments for capital expenditures; however, the Company does expect that capital spending in fiscal year 2010 will approximate $500,000, with growth in the BPE Segment capital expenditures approximating $350,000, and the remainder of capital to be spent for replacement of computer hardware and Company vehicles. Capital expenditures beyond fiscal year 2010 have not been determined at this time. Other significant uses of cash are anticipated to be scheduled mortgage repayments of the Company’s debt obligations and cash requirements of corporate headquarters. The Company’s uses of cash are not expected to change materially in the near future, with the exception of discretionary Real Estate capital expenditures, which may increase if significant tenant improvements are required for new tenant lease build-outs. This use would be offset during the lease terms by the additional rental income.
In the event that currently available cash and cash generated from operations were not sufficient to meet future cash requirements, the Company would need to sell real estate assets, seek external debt financing or refinancing of existing debt, seek to raise funds through the issuance of equity securities, or limit growth or curtail operations to levels consistent with the constraints imposed by available cash and cash flow, or any combination of these options. The Company’s ability to secure debt or equity financing or to sell real estate assets could be limited by economic and financial conditions at any time, but likely would be severely limited by credit market conditions similar to those that have existed in recent fiscal quarters. Management cannot provide assurance that any reductions in planned expenditures or in operations would be sufficient to cover shortfalls in available cash, or that debt or equity financing or real estate asset sales would be available on terms acceptable to management, if at all.
The Company has four mortgage notes on long-term real estate assets and two other long-term debt obligations. The long-term debt obligations have no financial or non-financial covenants. The Company’s mortgage notes do not contain any financial covenants, with the exception of a guarantee on one of its real estate mortgage loans that requires a Company subsidiary to maintain a net worth of at least $4 million. The subsidiary’s net worth was approximately $17 million as of January 31, 2009.
CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
Certain statements contained or incorporated by reference in this Quarterly Report on Form 10-Q, including without limitation, statements containing the words “believes,” “anticipates,” “estimates,” “expects,” “plans,” and words of similar import, are forward-looking statements within the meaning of the federal securities laws. Forward-looking statements in this report include, without limitation: the Company’s expected achievement of positive cash flow for its BPE Segment; trends in the BPE Segment’s government business; and expected timing of the recognition of revenue of current backlog. Forward-looking statements involve known and unknown risks, uncertainties and other matters which may cause the actual results, performance, or achievements of the Company to be materially different from any future results, performance, or uncertainties expressed or implied by such forward-looking statements. Factors affecting forward-looking statements include, without limitation, the length and severity of the current economic recession and disruptions in the capital markets; the ability and timing of the BPE Segment achieving increased sales, positive cash flows, and profits; the health of the commercial real estate market; the Company’s ability to attract, retain, and motivate key personnel; and the other factors identified under the caption “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended April 30, 2008, as updated from time to time in the Company’s Quarterly Reports on Form 10-Q.
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
Revenue Recognition
Revenues derived from implementation, training, support, and base service license fees from customers accessing the Company’s proprietary building productivity software on an application service provider (ASP) basis follow the provisions of Securities and Exchange Commission Staff Accounting Bulletin (“SAB”) 104, Revenue Recognition (“SAB 104”). For these sources of revenues, the Company recognizes revenue when all of the following conditions are met: there is persuasive evidence of an arrangement; service has been provided to the customer; the collection of fees is probable; and the amount of fees to be paid by the customer is fixed and determinable. The Company’s license arrangements do not include general rights of return. Revenues are recognized ratably over the contract period, which is typically no longer than twelve months, beginning on the commencement date of each contract. Amounts that have been invoiced are recorded in accounts receivable and in revenue or deferred revenue, depending on the timing of when the revenue recognition criteria have been met. Additionally, the Company defers such direct costs and amortizes them over the same time period as the revenue is recognized.
Energy management services are accounted for separately and are recognized as the services are rendered in accordance with SAB 104. Sales of proprietary building productivity software solutions (other than ASP solutions) and hardware products are recognized when products are sold.
Energy savings project revenues are reported on the percentage-of-completion method, using costs incurred to date in relation to estimated total costs of the contracts to measure the stage of completion. Original contract prices are adjusted for change orders in the amounts that are reasonably estimated and in accordance with SOP 81-1. The nature of the change orders usually involves a change in the scope of the project, for example, a change in the number or type of units being installed. The prices of the change orders are based on the specific materials, labor, and other project costs affected. In accordance with SOP 81-1, paragraph 61, contract revenue and costs are adjusted to reflect change orders when they are approved by both the Company and its customer for both scope and price. For a change order that is unpriced; that is, the work to be performed is defined, but the adjustment to the contract price is to be negotiated later, the Company evaluates the particular circumstances of that specific instance in determining whether to adjust the contract revenue and/or costs related to the change order. For unpriced change orders, the Company will record revenue in excess of costs related to a change order on a contract only when the Company deems that the adjustment to the contract price is probable based on its historical experience with that customer in accordance with SOP 81-1, paragraph 62. The cumulative effects of changes in estimated total contract costs and revenues (change orders) are recorded in the period in which the facts requiring such revisions become known, and are accounted for using the percentage-of-completion method. At the time it is determined that a contract is expected to result in a loss, the entire estimated loss is recorded. Energy efficient lighting product revenues are recognized when the products are shipped.
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
Revenues from the sales of real estate assets are recognized when all of the following has occurred: (a) the property is transferred from the Company to the buyer; (b) the buyer’s initial and continuing investment is adequate to demonstrate a commitment to pay for the property; and (c) the buyer has assumed all future ownership risks of the property. Costs of sales related to real estate assets are based on the specific property sold. If a portion or unit of a property is sold, a proportionate share of the total cost of the property is charged to cost of sales.
Long-Lived Assets: Income-Producing Properties, Capitalized Software, and Property and Equipment
Income-producing properties are stated at historical cost, and are depreciated for financial reporting purposes using the straight-line method over the estimated useful lives of the assets. Significant additions that extend asset lives are capitalized and are depreciated over their respective estimated useful lives. Normal maintenance and repair costs are expensed as incurred. Interest and other carrying costs related to real estate assets under active development are capitalized. Other costs of development and construction of real estate assets are also capitalized. Capitalization of interest and other carrying costs is discontinued when a project is substantially completed or if active development ceases.
The Company’s most significant long-lived assets are income-producing properties held in its Real Estate Segment. The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Such review takes place on a quarterly basis. The types of events and circumstances that might indicate impairment in the Real Estate Segment include, but are not limited to, those items listed in SFAS 144, paragraph 8, as well as other real estate specific factors as follows:
•	A significant decrease in the market price of a long-lived asset;

•	A significant adverse change in the extent or manner in which a long-lived asset is being used or in its physical condition;

•	A significant adverse change in legal factors or in the business climate that could affect the value of a long-lived asset, including an adverse action or assessment by a regulator;

•	An accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of a long-lived asset;

•	A current-period operating or cash flow loss combined with a history of operating or cash flow losses or a projection or forecast that demonstrates continuing losses associated with the use of a long-lived asset;

•	A current expectation that, more likely than not, a long-lived asset will be sold or otherwise disposed of significantly before the end of its previously estimated useful life;

•	The Company has recently sold similar income-producing properties at losses;

•	The Company has received a purchase offers at a prices below carrying value;

•	Income-producing properties which have significant vacancy rates or significant rollover exposure by one or more tenants;

•	Major tenant experiencing financial difficulties which may jeopardize the tenant’s ability to meet lease obligations;

•	Depressed market conditions;

•	Presence of a new competitive property constructed in the Company’s market area; and

•	Evidence of significant corrective measures required to cure structural problems, physical obsolescence, or deterioration of essential building components.
In accordance with paragraph 4 of SFAS No. 144, the Company has determined that the lowest level of identifiable cash flows for long-lived assets in its Real Estate Segment is at each of the individual income-producing properties. Each of these income producing properties operates independent of one another and financial information for these properties is recorded on an individual property basis. When there are indicators of impairment, the recoverability of long-lived assets is measured by a comparison of the carrying amount of the asset against the future net undiscounted cash flows expected to be generated by the asset. The Company estimates future undiscounted cash flows of the Real Estate Segment using assumptions regarding occupancy, counter-party creditworthiness costs of leasing including tenant improvements and leasing commissions, rental rates and expenses for the property, as well as the expected holding period and cash to be received from disposition. The Company has considered all of these factors in its undiscounted cash flows. To date, the Company has not failed Step 1 of its impairment tests under SFAS No. 144 and has not had to move to the Step 2 fair value test.
The BPE Segment has long-lived assets which consist primarily of capitalized software costs, classified as intangible assets, net on the balance sheet, as well as a portion of the property and equipment on the balance sheet. Events or circumstances which would trigger an impairment analysis of these long-lived assets include:
•	A change in the estimated remaining useful life of the asset;

•	A change in the manner in which the asset is used in the income generating business of the Company; or

•	A current-period operating or cash flow loss combined with a history of operating or cash flow losses or a projection or forecast that demonstrates continuing losses associated with the use of a long-lived asset.

Long-lived assets in the BPE Segment are grouped together for purposes of impairment, as assets and liabilities of the BPE Segment are not independent of one another. On an annual basis at January 31, unless events or circumstances occur in the interim as discussed above, the Company reviews its BPE Segment’s long-lived assets for impairment. Future undiscounted cash flows of the segment as measured in its goodwill impairment analysis are used to determine whether impairment of long-lived assets exists in this segment.
Valuation of Goodwill and Other Intangible Assets
Goodwill and intangible assets with indefinite lives are reviewed for impairment annually at the end of the fiscal third quarter, or whenever events or changes in circumstances indicate that the carrying basis of an asset may not be recoverable. Although management believes goodwill and other indefinite-lived intangible assets are appropriately stated in the condensed consolidated financial statements, future changes in strategy or market conditions could significantly impact these judgements and result in an impairment charge.
The Company recently completed its annual testing of goodwill and indefinite-lived intangible assets for impairment in the most recent quarter ended January 31, 2009, as required in accordance with SFAS 142. The result of the valuation was that no impairment existed as of January 31, 2009. All of the Company’s goodwill is assigned to the BPE Segment, which has also been determined to be the reporting unit.
The valuation methodologies used to calculate the fair value of the BPE Segment were the discounted cash flow method of the income approach and the guideline company method of the market approach. The Company believes that these two methodologies are commonly used valuation methodologies. SFAS 142 discusses both methodologies as acceptable in determining the fair value of a reporting unit. In assessing the fair value of the BPE Segment, the company believes a market participant would likely consider both the cash flow generating ability of the reporting unit, as well as current market multiples of companies facing similar risks in the marketplace.
With the income approach, the cash flows anticipated over several periods, plus a terminal value at the end of that time horizon, are discounted to their present value using an appropriate rate of return. Projected cash flows are discounted to present value using an estimated weighted average cost of capital, reflecting returns to both equity and debt investors. The Company believes that this is a relevant and beneficial method to use in determining fair value because it explicitly considers the future cash flow generating potential of the reporting unit.
In the guideline company method of the market approach, the value of a reporting unit is estimated by comparing the subject to similar businesses or “guideline” companies whose securities are actively traded in public markets. The comparison is generally based on data regarding each of the companies’ stock prices and earnings, which is expressed as a fraction known as a “multiple.” The premise of this method is that if the guideline public Companies are sufficiently similar to each other, then their multiples should be similar. The multiples for the guideline companies are analyzed, adjusted for differences as compared to the subject company, and then applied to the applicable business characteristics of the subject company to arrive at an indication of the fair value. The Company believes that the inclusion of a market approach analysis in the fair value calculation is beneficial as it provides an indication of value based on external, market-based measures.
In the application of the income approach, financial projections were developed for use in the discounted cash flow calculations. Significant assumptions included revenue growth rates, margin rates, SG&A costs, and working capital and capital expenditure requirements over a period of ten years. Revenue growth rate and margin rate assumptions were developed using historical Company data, current backlog, specific customer commitments, status of outstanding customer proposals, and future economic and market conditions expected. Consideration was then given to the SG&A costs, working capital, and capital expenditures required to deliver the revenue and margin determined. The other significant assumption used with the income approach was the assumed rate at which to discount the cash flows. The rate was determined by utilizing the weighted average cost of capital method.
In the income approach model, three separate financial projection scenarios were prepared using the above assumptions: the first used the expected revenue growth rates, the second used higher revenue growth rates, and the third used lower revenue growth rates. The discount rates used in the scenarios ranged from 17% for the lower growth scenario to 19% in the higher growth scenario. In each of the three discounted cash flow models, there was no indication of goodwill impairment. For the assessment of fair value of the BPE Segment based on the income approach, the results of the three scenarios were weighted (60% for the expected case and 20% each for the other scenarios) to produce the applicable fair value indication using the income approach. The weightings reflect the Company’s view of the relative likelihood of each scenario.
In the application of the market approach, the Company considered valuation multiples derived from four public comparable companies that were identified as belonging to a group of industry peers. The applicable financial multiples of the comparable companies were adjusted for profitability and size and then applied to the BPE Segment. This result also indicated that no impairment existed.
The comparable companies selected for the market approach were similar to the BPE Segment in terms of business description and markets served. As such, the Company believes a market participant is likely to consider the market approach in determining the fair value of the BPE Segment. In addition, the Company believes a market participant will consider the cash flow generating capacity of the BPE Segment using an income approach. Both the market and income approaches provide meaningful indications of the fair value of the BPE Segment; therefore, the results of the income approach and market approach were equally weighted and compared to the carrying value of the BPE Segment. This test of fair value indicated that no impairment existed at January 31, 2009.
The most significant change in the valuation methodology used for valuing goodwill in the year as compared to prior years was the addition of the market approach. In prior years, the Company used a single method to perform the test of goodwill, a discounted cash flow method under the income approach. In the current year’s test as discussed above, both the income approach and market approach were used.
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
The Company periodically reviews its deferred tax assets (“DTA”) to assess whether it is more likely than not that a tax asset will not be realized. The realization of a deferred tax asset ultimately depends on the existence of sufficient taxable income. A valuation allowance is established against a deferred tax asset if there is not sufficient evidence that it will be realized. The Company weighs all available evidence in order to determine whether it is more-likely-than-not that a deferred tax asset will be realized in a future period. The Company considers general economic conditions, market and industry conditions, as well as internal Company specific conditions, trends, management plans, and other data in making this determination.
Evidence considered is weighted according to the degree that it can be objectively verified. Reversals of temporary differences are weighted with more significance than projections of future earnings of the Company.

Positive evidence considered includes the following: deferred tax liabilities in excess of DTA, future reversals of temporary differences, Company historical evidence of not having DTAs expire prior to utilization, long carryforward period remaining for NOL carryforwards, lack of cumulative taxable loss in recent years, taxable income projections conclude that NOL carryovers will be utilized prior to expiration, and evidence of appreciated real estate holdings planned to be sold prior to expiration of NOL carryover period.
Negative evidence considered includes the fact that the current real estate market conditions and lack of readily available credit could make it difficult for the Company to trigger gains on sales of real estate.
The valuation allowance currently recorded against the DTA for state net operating loss carryforwards was recorded for certain separate return limitation years. These were years that the separate legal entities generated tax losses prior to the filing of a consolidated tax return. In order for these losses to be utilized in the future, the legal entity which generated the losses must generate the taxable income to offset it. The allowance was recorded as management asserted that it was not more-likely-than-not that these losses would be utilized prior to expiration.
The Company will have to generate $3.4 million of pre-tax income to realize the federal NOL carryover and an additional $16.3 million of pre-tax book income to realize the state NOL carryovers. This amount of pre-tax book income would allow the reversal of the $2.05 million DTA related to NOL carryforwards. There is a long carryforward period remaining for the net operating loss carryforwards. The oldest federal NOL carryovers will expire in the April 30, 2024, tax year, and the most recent federal NOL carryovers will expire in the April 30, 2027, tax year. The significant state carryovers will also expire between the April 30, 2024, and April 30, 2027, tax years. The Company has no material book/tax differences.
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
Current market and economic conditions could impact demand for the Company’s services and products. U.S. and international capital markets have experienced severe volatility, disruptions and failures in recent months, and the U.S. National Bureau of Economic Research has determined the U.S. economy has been in recession since December 2007. The recession could negatively affect the businesses of the Company’s customers and potential customers, and disruptions and failures in the capital markets could adversely affect their ability to raise capital, whether for normal working capital or for capital expenditures. Consequently, customers and potential customers who are capital-constrained, whether due to the recession or deteriorated market conditions, may delay or even cancel certain operating expenses and/or capital expenditures, including expenditures for the BPE Segment’s services and products. The Company recently has experienced delays in certain anticipated orders for energy savings (lighting and mechanical) projects, which management believes was at least partly due to these factors.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities

			Total Number of Shares	Maximum Number of
			Purchased as Part of	Shares that May Yet Be
	Total Number of	Average Price	Publicly Announced Plans	Purchased under the
Period	Shares Purchased	Paid per Share	or Programs	Plans or Programs
As of October 31, 2008				32,705
November 1-30, 2008	7,835	2.50	7,835	24,870
December 1-31, 2008	15,741	2.27	15,741	59,129
January 1-31, 2009	8,019	1.66	8,019	51,110

Total	31,595	2.17	31,595

In March 2008, the Company’s Board of Directors authorized the repurchase of up to 50,000 shares of the Company’s common stock during the twelve-month period ending on March 5, 2009. On December 3, 2008, the Board of Directors increased the authorization to repurchase the Company’s common stock to 100,000 shares during the twelve-month period ending March 5, 2009. On February 26, 2009, the Board of Directors authorized the repurchase of up to 100,000 shares of the Company’s common stock during the twelve-month period ending March 5, 2010. All repurchases reported above were made pursuant to this repurchase authority.

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

SERVIDYNE, INC. (Registrant)
Date: March 17, 2009	/s/ Alan R. Abrams
Alan R. Abrams
Chief Executive Officer

Date: March 17, 2009	/s/ Rick A. Paternostro
Rick A. Paternostro
Chief Financial Officer