Form 10-K
period 2009-04-30
SERVIDYNE, INC.
filed 2009-07-28
CIK 1923

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2009

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
YES ☑  NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐  NO ☑

The aggregate market value of Common Stock held by nonaffiliates of the registrant as of October 31, 2008, was $6,789,212. See Part III for a definition of nonaffiliates. The number of shares of Common Stock of the registrant outstanding as of April 30, 2009, was 3,691,369.

DOCUMENTS INCORPORATED BY REFERENCE

The information called for by Part III (Items 10, 11, 12, 13, and 14) is incorporated herein by reference to the registrant’s definitive proxy statement for the 2009 Annual Meeting of Shareholders which is to be filed pursuant to Regulation 14A.

PART I

ITEM 1.	BUSINESS

Servidyne, Inc. (i) provides comprehensive energy efficiency and building performance-enhancing products and services to owners and operators of existing buildings; and (ii) engages in commercial real estate investment and development.

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

The Company operates through two segments: Building Performance Efficiency (BPE) and Real Estate.

Further information on the businesses of the Company’s operating segments is discussed below. Financial information for the segments is set forth in Note 15 to the consolidated financial statements of the Company.

In June 2008, Atlantic Lighting & Supply Co., LLC (“ALS, LLC”), a wholly-owned subsidiary of the Company, acquired the business and assets of Atlantic Lighting & Supply Co., Inc. ALS, LLC is a distributor of cutting-edge energy efficient lighting products, and is now part of the BPE Segment.

BUILDING PERFORMANCE EFFICIENCY (“BPE”) SEGMENT

The BPE Segment provides comprehensive energy efficiency solutions, sustainability programs, and other building performance-enhancing products and services to owners and operators of existing buildings. BPE offers strategic programs and services that enable customers to optimize the short-term and long-term financial performance of their building portfolios, while reducing greenhouse gas emissions and improving the comfort and satisfaction of their buildings’ occupants. The Company conducts such operations under the names Servidyne Systems, The Wheatstone Energy Group, and Atlantic Lighting & Supply Co. BPE’s offerings include the following:

•	The BPE Energy Solution is designed to help building owners and operators substantially reduce energy consumption and cut utility and operating costs of their existing facilities. Major elements include: energy modeling; energy audits; building retro-commissioning; LEED® and ENERGY STAR® certifications; comprehensive preventive maintenance of energy-consuming equipment; turn-key design and implementation of energy-saving lighting systems; and retrofits of mechanical and electrical systems.

•	The BPE Environmental Sustainability Solution is designed to help building owners and operators identify and transform wasteful and inefficient facilities into cost-effective, energy efficient and environmentally sustainable facilities. Major elements include: energy and sustainability audits; building performance benchmarking and utility monitoring; retro-commissioning of existing systems; efficiency improvements of existing energy conversion and water consuming building assets; and other efficiency improvements that extend the lives of building infrastructures and equipment.

•	The BPE Occupant Satisfaction Solution is designed to help building owners and operators measurably improve the comfort level and satisfaction of their tenants, guests and employees. Major elements include: proprietary Web/wireless systems to manage guest and tenant service requests; identification of low-cost and no-cost operating efficiency improvements; lighting quality upgrades; technical staff training; more consistent control of building temperature and humidity conditions; and improved reliability of building systems and controls.

The BPE Segment focuses its marketing and sales activities on owners and operators of corporate, commercial office, hospitality, gaming, retail, light industrial, distribution, healthcare, government, military, education and institutional buildings and facilities; energy service companies (ESCOs); and public and private utility companies. The primary geographic focus for the business is the United States, although the Company does business internationally as well. Contracts and services are primarily obtained through negotiations with customers, but may also be obtained through competitive bids on larger energy savings and infrastructure upgrade projects and programs.

REAL ESTATE SEGMENT

The Real Estate Segment has engaged in real estate activities since 1960. These activities primarily involve the acquisition, development, redevelopment, leasing, asset management, ownership, and sale of shopping centers, office buildings and land in the Southeast and Midwest. The Company uses third-party property managers and leasing agents for all of its owned retail and office properties. The Company conducts its real estate operations through its real estate subsidiaries, Abrams Properties, Inc. and AFC Real Estate, Inc., and their respective affiliates.

The Company currently owns two (2) shopping centers that it acquired. The shopping centers are held as long-term investments and may be marketed for sale at a time that the Company determines to be appropriate. See “ITEM 2. PROPERTIES — Owned Shopping Centers.” In July 2007, the Company sold its shopping centers located in Columbus, Georgia, and Orange Park, Florida, at a gain. The Company is a lessee and sublessor of one retail center that was developed and sold by the Company, leased back to the Company, and then subleased to Kmart Corporation. See “ITEM 2. PROPERTIES — Leaseback Shopping Center.” In July 2007, the Company sold its leasehold interest in another such retail center located in Jacksonville, Florida, at a gain. In addition, the Company owns two (2) office buildings. See “ITEM 2. PROPERTIES — Owned Office Buildings.” The Company also owns approximately 4.2 acres of undeveloped commercially zoned land. See “ITEM 2. PROPERTIES — Real Estate Held for Future Development, Lease, or Sale.” In March 2008, the Company transferred a portion of its undeveloped land (approximately 1.8 acres) located in Oakwood, Georgia, to the City of Oakwood in lieu of condemnation, which resulted in a gain. For income tax purposes, this transaction is considered an involuntary conversion under Section 1033 of the Internal Revenue Code, which allows for tax deferral on the gain if the Company acquires a qualified replacement property by April 30, 2011. The Company currently intends to use the net proceeds from this transaction to acquire a qualified replacement property; however, there can be no assurance that the Company will successfully complete such acquisition.

EMPLOYEES AND EMPLOYEE RELATIONS

At April 30, 2009, the Company employed 89 salaried employees and 10 hourly employees. The Company believes that its relations with its employees are good.

SEASONAL NATURE OF BUSINESS

The businesses of the BPE Segment and the Real Estate Segment generally are not seasonal. However, certain retail customers of the BPE Segment may choose to delay the implementation of energy savings projects during the peak winter holiday season.

COMPETITION

The industries in which the Company operates are highly competitive. The BPE Segment’s competition is widespread and ranges from multi-national companies to local and regional firms. The Real Estate Segment also operates in a competitive environment, with numerous parties competing for available properties, tenants, capital, and investors.

BACKLOG

The following table indicates the backlog of contracts and rental income under lease agreements, by segment:

			Increase
	April 30,		(Decrease)
	2009	2008	Amount	Percentage

BPE(1)	$9,885,000	$7,171,000	$2,714,000	38
Real Estate(2)	2,808,000	3,071,000	(263,000)	(9)
Less: Intersegment eliminations(3)	(547,000)	(581,000)	34,000	(6)

Total Backlog	$12,146,000	$9,661,000	$2,485,000	26

(1)	BPE backlog at April 30, 2009, increased by approximately $2,714,000, or 38%, compared to the year-earlier period, primarily due to:

(a) an increase of approximately $4,065,000 in energy savings (lighting and mechanical) projects;

partially offset by:

(b)	a decrease of approximately $127,000 in productivity software products and services; and

(c)	a decrease of approximately $1,224,000 in energy management consulting services, primarily as a result of the successful completion of approximately $850,000 of multi-year consulting services projects.

The Company estimates that a substantial majority of the BPE backlog at April 30, 2009, will be recognized as revenue prior to April 30, 2010.

BPE backlog includes some contracts that can be cancelled by customers with less than one year’s notice, and assumes such cancellation provisions will not be invoked. The value of such contracts included in the prior year’s backlog that were subsequently cancelled was approximately $130,000 or 1.3%.

(2)	Real Estate backlog at April 30, 2009, decreased by approximately $263,000, or 9%, compared to the year-earlier period, primarily due to a decrease in future rental revenues at the Company’s owned office building located in Newnan, Georgia, due to the anchor tenant’s default as described in “ITEM 2. PROPERTIES — Owned Office Buildings.”

(3)	Represents rental revenues at the Company’s owned headquarters building to be paid to the Real Estate Segment by the Parent Company and the BPE Segment.

Other than as noted above, the Company estimates that the backlog at April 30, 2009, will be recognized prior to April 30, 2010. No assurance can be given as to future backlog levels or whether the Company will actually realize earnings from revenues that result from the backlog at April 30, 2009.

REGULATION

The Company is subject to the authority of various federal, state, and local regulatory agencies, including, among others, the Occupational Safety and Health Administration and the Environmental Protection Agency. The Company is also subject to local zoning regulations and building codes. Management believes that the Company is in substantial compliance with all governmental regulations. Management believes that the Company’s compliance with federal, state, and local provisions, which have been enacted or adopted for regulating the discharge of materials into the environment, does not adversely affect the capital expenditures, earnings, or competitive position of the Company.

EXECUTIVE OFFICERS OF THE REGISTRANT

The Executive Officers of the Company as of April 30, 2009, were as follows:

Alan R. Abrams (54)	Officer since 1988

Chairman of the Board since 2006 and a Director of the Company since 1992, Mr. Abrams has been Chief Executive Officer since 1999 and President since 2000. He served as Co-Chairman of the Board from 1998 to 2006.

Rick A. Paternostro (39)	Officer since 2000

Mr. Paternostro has served as Chief Financial Officer since 2007. He previously served as Vice President of Operations of the BPE Segment from 2006 to 2008, as Vice President of Financial Operations of the Company from 2004 to 2006, and as Chief Financial Officer of a Company subsidiary from 2002 to 2004.

Melinda S. Garrett (53)	Officer since 1990

Ms. Garrett has served as Secretary since 2000 and Vice President since 2004. She previously served as a Director of the Company from 1999 to 2007, as Chief Financial Officer from 1997 to 2003, and also has served the Real Estate Segment as Chief Executive Officer since 2003 and President since 2001.

J. Andrew Abrams (49)	Officer since 1988

A Director of the Company since 1992, Mr. Abrams has been Executive Vice President since April 2006. He served as Co-Chairman of the Board from 1998 to 2006 and as Vice President-Business Development from 2000 to April 2006.

M. Todd Jarvis (43)	Officer since 2004

Mr. Jarvis has served the Company’s BPE Segment as President since 2006 and Chief Executive Officer since 2008. He previously served as Vice President and Chief Operating Officer of a Company subsidiary from 2003 to 2006. Prior to joining the Company, he was employed by The Wheatstone Energy Group, Inc., which the Company acquired in 2003, serving as Co-Founder, Vice President and Chief Operating Officer from 1992 to 2003.

Executive Officers of the Company are elected by the Board of Directors of the Company or the board of a respective Company subsidiary to serve at the pleasure of the respective board. Alan R. Abrams and J. Andrew Abrams are brothers.

ITEM 1A.	RISK FACTORS

The following factors, together with all other matters described in this Annual Report on Form 10-K, should be considered in evaluating the Company. Any of the following potential risk factors, if actually realized, could result in a materially negative impact on the Company’s business and financial results. In such an event, the trading price of the Company’s stock could be materially adversely impacted.

Risks Related to the Company

The Company’s business depends on the success of its building performance efficiency offerings. If the Company fails to grow revenues from these offerings, its prospects will be adversely affected.

In the past several years, the Company has undergone a fundamental change in its primary focus by transitioning from its former commercial construction business to its current position as a provider of building performance-enhancing services to building owners and operators, through the BPE Segment. While the Real Estate Segment still contributes to the Company’s revenues and cash flows, it is not a primary element of the Company’s growth strategy. The Company intends to dedicate most of its future capital resources and management attention to growing the BPE Segment.

This BPE Segment differs in some substantial ways from the Company’s former commercial construction business and the Real Estate Segment. For instance, several important product and service offerings of the BPE Segment are information technology (“IT”) oriented, which represents a significant departure from the Company’s legacy businesses.

The Company’s ability to implement its growth strategy will depend upon a variety of factors that are not entirely within its control, including, but not limited to:

•	the ability to add new products and services for the BPE Segment on a timely basis, and the ability to keep its current products and services competitive;

•	the successful hiring, training and retention of qualified personnel;

•	the establishment of new relationships and the expansion of existing relationships with customers and suppliers;

•	the availability of adequate capital; and

•	the ability to make profitable business acquisitions and the ability to integrate such acquired businesses into existing operations.

To date, the BPE Segment has not contributed substantially to the Company’s net earnings — in fact, it has yet to achieve sustained profitability. In light of the absence of a proven track record of sustained profitability, the Company cannot guarantee that its growth strategy will be successful. If the Company’s growth strategy were unsuccessful, its revenues, earnings, stock price, and the Company as a whole could be adversely affected.

The Company may not be able to secure additional capital, if needed, on favorable terms, or at all, which could materially adversely affect the Company’s ability to operate its businesses and grow the BPE Segment.

The Company anticipates that currently available cash and cash generated from operations will be sufficient to meet working capital requirements and anticipated capital expenditures for the foreseeable future; however, this will depend substantially upon future operating performance (which may be affected by prevailing economic conditions) and financial, business and other factors, some of which are beyond the Company’s control. Failure to secure adequate resources for working capital and capital expenditures could materially impair the Company’s ability to operate its businesses and grow the BPE Segment.

The Company has historically generated substantial liquidity from the sale of real estate assets. As a result, the current real estate portfolio consists of a limited number of properties. In addition, given the recent decline in commercial real estate values in the United States, the Company may be unable to sell any of its real estate assets at acceptable prices in the near future.

In recent years, the Company has not utilized bank lines of credit for operating purposes, and does not have any such line of credit currently in place. The Company does, however, have the current ability to receive loans of approximately $1,000,000 against certain life insurance policies, if needed.

In the event that currently available cash, cash generated from operations, and loans from life insurance policies were not sufficient to meet future cash requirements, and the Company was unable to sell real estate assets at sufficient prices on a timely basis, the Company would need to attempt to: refinance existing debt; obtain new bank lines of credit; borrow against un-collateralized real estate assets; raise funds through the issuance of equity or debt securities; limit growth or curtail operations to levels consistent with the constraints imposed by the available cash and cash flow; or any combination of these options. Moreover, the Company’s ability to secure new debt or equity financing could be limited by economic and financial conditions at any time, but likely would be severely limited by credit, financial and real estate market conditions similar to those that have existed in recent fiscal quarters. Management cannot provide assurance that any reductions in planned expenditures or curtailment of operations would be sufficient to cover shortfalls in available cash, or that debt or equity financing or real estate asset sales would be available on terms acceptable to management, if at all.

The Company has redeployed a substantial portion of its capital previously invested in the Real Estate Segment to grow the BPE Segment. The Company cannot guarantee that the return, if any, on investing these resources in the BPE Segment will exceed the return that might otherwise be achievable from the Real Estate Segment.

The Company intends to continue to dedicate the majority of its capital resources to growing the BPE Segment rather than the Real Estate Segment. Over the past several years, the Company has redeployed a substantial portion of its capital previously invested in the Real Estate Segment to the BPE Segment primarily through sales of income-producing properties.

As noted above, the BPE Segment does not have a proven track record of sustained profitability, in contrast to the Real Estate Segment, which historically has been profitable and has been the primary source of the Company’s net earnings and cash flows in recent years. Accordingly, the Company cannot guarantee that the return on its investment in the BPE Segment, if any, will compare favorably to the results that might be achievable otherwise if the Company had reinvested its capital resources entirely in the Real Estate Segment (or in any other line of business). If the Company’s efforts to grow the BPE Segment do not prove to be successful, the investment of this capital could be lost, which could have a material adverse effect on the Company’s financial position.

Current market and economic conditions could impact demand for the Company’s services and products.

U.S. and international capital markets have experienced severe volatility, disruptions and failures in recent months, and the U.S. National Bureau of Economic Research has determined the U.S. economy has been in recession since December 2007. The recession could negatively affect the businesses of the Company’s customers and potential customers, and disruptions and failures in the capital markets could adversely affect their ability to raise capital, whether for normal working capital or for capital expenditures. Consequently, customers and potential customers who are capital-constrained, whether due to the recession or deteriorated market conditions, may delay or even cancel certain operating expenses and/or capital expenditures, including expenditures for the BPE Segment’s services and products. The Company experienced delays during fiscal 2009 in certain anticipated orders for energy savings (lighting and mechanical) projects, which management believes was at least partly due to these factors.

In recent years, net earnings have been driven significantly by capital gains from the sale of real estate income-producing properties. Without such gains recurring in the future, the Company might not be profitable.

The Company’s net earnings in certain recent years have been driven primarily by significant capital gains from sales of income-producing real estate properties. Although some of the proceeds of these sales have been re-invested in new real estate properties, a significant portion of the proceeds from sales of income-producing properties have been distributed to shareholders as dividends. As a result, in recent years the Company’s real estate dispositions have exceeded its acquisitions, and in light of the Company’s focus on growing the BPE Segment, the Company anticipates that this trend is likely to continue. Consequently, real estate capital gains cannot be depended upon as a primary source for the Company’s long-term profitability.

Because of these factors, the Company’s net earnings in the future likely will not result primarily from real estate dispositions. In addition, to the extent that the proceeds from real estate dispositions are not redeployed in acquiring new income-producing real estate properties, another source of earnings — rental income — could be negatively impacted. Accordingly, in order for the Company to maintain or improve its net earnings in the future, the BPE Segment will need to be expanded to produce consistent net earnings. There can be no guarantee, however, that the BPE segment will be able to produce net earnings, if any, sufficient to match the contribution to the Company’s profitability that has resulted from the Real Estate Segment in the past several years, particularly in light of the BPE Segment’s lack of a consistent track record of sustained profitability.

The Company is dependent upon key personnel and the loss of any such key personnel could adversely impair the Company’s ability to conduct its business. In addition, the implementation of the Company’s growth strategy will require the addition of suitable personnel.

One of the Company’s objectives is to develop and maintain a strong management team at all levels. At any given time, the Company could lose the services of key executives or other key employees. Currently, only one employee is subject to an employment agreement or contract. The loss of services of any key personnel could have an adverse impact upon the Company’s results of operations, financial condition, and management’s ability to execute its business strategy. If the Company were to lose a member of its senior management team, the Company might be required to incur significant costs in identifying, hiring and retaining a replacement for the departing executive.

In addition, the growth of the BPE Segment will require the addition of qualified personnel. Some offerings of the BPE Segment, such as energy engineering, sales and marketing, and various IT-oriented products and services, may require personnel with special skills who are in high demand in the employment marketplace. The Company competes for such personnel with some companies with much greater resources. Accordingly, the Company may not be able to attract and hire such personnel or retain them in the face of better offers from larger competitors.

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

As a public company, the Company is subject to rules and regulations by various governing bodies, including the Securities and Exchange Commission, NASDAQ, and the Public Company Accounting Oversight Board, which are charged with the protection of investors and the oversight of companies whose securities are publicly traded. The Company’s efforts to comply with these new regulations, most notably the Sarbanes-Oxley Act of 2002, or “SOX,” have resulted and are expected to continue to result in increased general and administrative expenses and a diversion of management time and attention from earnings-generating activities to compliance activities.

The Company has complied with the SOX requirements involving the assessment of its internal controls over financial reporting, which requirements went into effect for the Company for its fiscal year ending April 30, 2008, and the remaining SOX requirements are expected to be put into effect for the Company in the fiscal year ending on April 30, 2010. The Company’s efforts to comply with the SOX requirements will continue to require the commitment of significant financial and management resources.

In addition, because these laws, regulations and standards are subject to varying interpretations, their application in practice may evolve over time as new guidance becomes available. This evolution may result in continuing uncertainty regarding compliance matters and additional costs necessitated by ongoing revisions to the Company’s disclosure and governance practices. If the Company fails to satisfactorily address and remain in compliance with all of these regulations and any subsequent revisions or additions, the business may be adversely impacted.

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

The BPE Segment is dependent on its direct sales force to obtain new customers, particularly large enterprise customers, and to manage its customer base. The Company operates in a very competitive marketplace for sales personnel with the advanced sales skills, technical knowledge, industry experience, and existing customer relationships that the Company needs. The BPE Segment’s ability to achieve significant growth in revenues from BPE services in the future will depend, in large part, on the Company’s success in recruiting, training, motivating and retaining a sufficient number of such qualified sales personnel. New personnel require significant training. The Company’s recent hires and planned new hires might not prove to be as productive as the Company would like, and the Company might be unable to hire a sufficient number of qualified individuals in the future in the markets where the Company conducts or desires to conduct its business. If the Company were unable to hire, develop, and retain a sufficient number of qualified and productive sales personnel, the revenues and profitability of the BPE Segment could be adversely impacted, and as a result, the Company’s growth could be impeded, which could have a material adverse effect on the Company’s financial position.

As more of the BPE Segment’s sales efforts are targeted at larger enterprise customers, its sales cycle may become longer and more expensive, it may encounter pricing pressure and implementation challenges, and the Company may have to delay revenue recognition with respect to certain sales to these customers, all of which could harm the BPE Segment’s business.

The BPE Segment is seeking to obtain additional larger enterprise customers. As the Company targets more of these customers, the Company anticipates potentially facing greater sales and marketing costs, longer sales cycles, and less predictability in closing some of its sales. In this market segment, the customer’s decision to use the Company’s BPE products and services may be an enterprise-wide decision, and if so, these types of sales would require the Company to provide greater levels of education to prospective customers regarding the use and benefits of its building performance-enhancing products and services. In addition, larger customers may demand more customization, enhanced integration services, and additional product features and services. As a result of these factors, BPE sales opportunities may require the Company to devote greater sales support and professional services resources to individual customers, driving up the costs and the amount of time required to close sales, and diverting selling and professional services resources to a smaller number of larger transactions, while at the same time requiring the Company to delay revenue recognition on some of these transactions until the technical or implementation requirements have been met. In addition, larger enterprise customers may seek volume discounts and price concessions that could make these transactions less profitable. Because of these factors, the risk of not closing a sale with a larger enterprise customer may be greater than with smaller customers, and the results of such potential failure, due to higher costs and fewer overall ongoing sales initiatives, also can be greater. Moreover, the bargaining power of larger enterprise customers may result in lower profit margins on BPE revenues.

A portion of the BPE Segment’s revenues are derived from fixed price contracts, which could result in losses on contracts.

A portion of the BPE Segment’s revenues and current backlog is based on fixed price or fixed unit price contracts that involve risks relating to the Company’s potential responsibility for the increased costs of performance under such a contract. Generally, under fixed price or fixed unit price contracts, any increase in the Company’s unit cost not caused by a modification or compensable change to the original contract, whether due to inflation, inefficiency, faulty estimates or other factors, is absorbed by the Company. There are a number of other factors that could create differences in contract performance, as compared to the original contract price, including, among other things, differing facility conditions, insufficient availability of skilled labor in a particular geographic location, and insufficient availability of materials.

The BPE Segment often utilizes subcontractors in performing services or completing projects, whose potential unavailability or unsatisfactory performance could have a material adverse effect on the Company’s business.

The Company often utilizes unaffiliated third-party subcontractors in order to perform some of its energy engineering and consulting services, much of its energy savings maintenance, installation and retrofit projects, and most of its other construction — related projects and services. As a consequence, in order to offer these services, the BPE Segment depends on the continuing availability of, and satisfactory performance by, such subcontractors. There may not be sufficient availability of such subcontractors at the times needed or in the markets in which the BPE Segment operates, or the quality of work by such subcontractors may prove to be below acceptable standards. In addition, the subcontractors may be unable to qualify for payment and performance bonds to ensure their performance or may be otherwise inadequately capitalized. Insurance protection for construction defects, if any, available to subcontractors is increasingly expensive and may become unavailable, and the scope of such protection may become greatly limited. If as a result of such subcontractor problems or failures, the Company were unable to meet its contractual obligations to its customers or were unable to successfully recover sufficient indemnity from its subcontractors or their bond or insurance carriers, the Company could suffer losses which could decrease its profitability, damage its customer relations, significantly harm its reputation, and otherwise have a material adverse effect on its business.

The Company could be exposed to environmental liability related to the disposal of hazardous materials.

A key offering of the Company’s BPE Segment is replacing older existing lighting systems with newer energy efficient lighting systems in various types of facilities. The removal of old lighting systems can often involve the removal, handling and disposal of hazardous materials. As noted previously, various federal, state and local laws govern the handling of hazardous materials. Compliance with these regulations can be costly. If the Company were to fail to comply, it could face liability from government authorities or other third parties. Even in cases where the Company subcontracts the disposal of such materials, the Company could face potential liability. Not only could judgments, fines or similar penalties for environmental noncompliance negatively affect the Company’s financial position, the reputation of the BPE Segment and the Company’s other businesses could be harmed as well.

If the BPE Segment’s security measures for its proprietary software solutions were breached, and as a result unauthorized access is obtained to a customer’s data, the offerings of the BPE Segment could be perceived as not being sufficiently secure, customers might curtail or stop using the BPE Segment’s products and services, and the BPE Segment could incur significant losses and liabilities.

The BPE Segment’s proprietary software solutions involve the storage of customers’ data and information, whether locally on the customers’ own computers or on the Company’s computers in the case of the BPE Segment’s ASP offerings and one of its older legacy products. These products and services also involve the transmission of such data and information in the case of the ASP and the older legacy products. Security breaches could expose the Company to a risk of loss of this data and information, potential litigation and possible liability. If security measures were breached as a result of third-party action, employee error, malfeasance or otherwise, during transfer of data and information to data centers or at any time, and, as a result, someone were to obtain unauthorized access to any customers’ data and information, the Company’s reputation might be damaged, its business might suffer, and it might incur significant losses and liability. Because techniques used to obtain unauthorized access or to sabotage computer systems change frequently and generally are not recognized until after being launched against a target, the BPE Segment might be unable to anticipate these techniques or to implement adequate preventative measures on a timely basis. If an actual or perceived breach of security were to occur, the market perception of the effectiveness of the BPE Segment’s security measures could be harmed, and the BPE Segment could lose sales and customers.

The BPE Segment is dependent on the assistance of its customers to complete projects on a timely basis. If a customer is unable or unwilling to offer assistance, it could affect project timelines and reduce or slow the recognition of energy savings revenues.

Much of the work performed by the BPE Segment requires significant interaction with its customers. Therefore, the Company must have its customers’ full cooperation to complete projects on a timely basis. In the early stages of a project, the Company is at risk of customers not providing accurate or timely data for project implementation. Also, the Company must frequently access customer facilities, the restriction of which could delay or prevent the completion of projects.

Risks Related to the Company’s Real Estate Segment

The Company’s ownership of commercial real estate involves a number of risks, including general economic and market risks, leasing risk, uninsured losses and condemnation costs, and environmental issues, the effects of which could adversely affect the Company’s real estate business and its financial position.

The market for purchasing and leasing of commercial real estate is affected by general economic and market risks.

The Company’s assets might not generate income sufficient to pay expenses, service debt, and adequately maintain its real estate properties. Several factors may adversely affect the economic performance and value of these assets. These factors include, among other things:

•	Changes in the national, regional and local economic climate;

•	Local conditions such as an oversupply of properties or a reduction in demand for properties;

•	The attractiveness of the properties to prospective tenants;

•	Competition from other available properties;

•	Material contractual defaults by tenants;

•	Changes in market rental rates; and

•	The need to periodically repair, renovate and re-lease space.

The performance of the Real Estate Segment also depends on the ability to collect rent and expense reimbursements from tenants, and to pay for adequate maintenance, insurance and other operating costs (including real estate taxes), which costs could increase over time. Also, the expenses of owning and operating a property are not necessarily reduced when circumstances such as market factors, tenant defaults, and competition cause a reduction in income from a property. If a property is mortgaged and the Company is unable to generate sufficient rental income to cover the mortgage payments, the lender could foreclose on the mortgage and take the property, or the Company could deliver the deed to the property to the lender in lieu of foreclosure. In addition, capital market conditions, the availability and cost of financing, insurance costs, changes in laws and governmental regulations (including those governing usage, zoning, environmental, and property taxes), other uncontrollable operating costs, and financial distress or bankruptcies of tenants could adversely affect the Company’s financial condition.

Operating revenues in the Real Estate Segment are dependent upon entering into multi-year leases with tenants and then collecting rents on a timely basis from such tenants. National, regional and local economic conditions might adversely impact tenants and potential tenants in the various marketplaces in which the Company’s properties are located, and accordingly, could affect the tenants’ ability to continue to pay rents and to continue to operate in their leased spaces. Tenants sometimes experience bankruptcies, and pursuant to the various bankruptcy laws, leases may be rejected and thereby terminated prematurely. When leases expire or are terminated, replacement tenants may or may not be available at acceptable terms and conditions. In addition, the Company’s cash flows and results of operations could be adversely impacted if existing leases were to expire or be terminated, and at such time, market rental rates were lower than the previous contractual rental rates.

During the recent economic turmoil, the foregoing factors have negatively affected the Company. In the fourth quarter of fiscal 2009, the Company experienced an anchor tenant default at the Company’s Newnan, Georgia, owned office building. See “ITEM 2. PROPERTIES — Owned Office Buildings” and Note 7 to the consolidated financial statements.

The Company’s real estate properties could be subject to uninsured losses and condemnation costs.

Accidents, floods and other losses at the Company’s real estate properties could materially adversely affect the Company’s operating results. Casualties may occur that significantly damage an operating property, and insurance proceeds, if any, may be materially less than the total loss incurred by the Company. Property ownership also involves potential liability to third parties for matters such as personal injuries occurring on a property. The Company, however, maintains casualty and liability insurance under policies that management believes to be customary and appropriate. In addition to uninsured losses, various government authorities may condemn all or part of an income-producing property or undeveloped land. Such condemnations could adversely affect the future commercial viability of such property.

Compliance with environmental laws could adversely affect the Company.

Environmental issues that could arise at the Company’s real estate properties could have an adverse effect on the Company’s financial condition and results of operations. Federal, state and local laws and regulations relating to the protection of the environment may require a current or previous owner or operator of real estate to investigate and clean up hazardous or toxic substances or petroleum product releases at a property. The property owner or operator might have to pay a governmental entity or third party for property damage and for investigation and clean-up costs incurred by such parties in connection with such contamination. These laws often impose clean-up responsibility and liability without regard to whether the owner or operator previously knew of or caused the presence of the contaminants. Even if more than one party might have been responsible for the contamination, each party covered by the environmental laws might be held responsible for all of the clean-up costs incurred. In addition, third parties might sue the owner or operator of a property for damages and costs resulting from environmental contamination emanating from that property. Although the Company currently is not aware of any environmental liabilities at its properties that it believes would have a material adverse effect on its business, assets, financial condition or results of operations, unidentified environmental liabilities could arise, which could have an adverse effect on the Company’s financial condition and results of operations.

Any failure to sell income-producing properties on a timely basis could adversely affect the Company’s results of operations.

The Company’s Real Estate Segment typically holds real estate assets until such time as it believes to be optimal to sell them. Normally, this will be during relatively strong real estate markets. However, the Company’s need to raise additional capital or other factors beyond the Company’s control could make it necessary for the Company to attempt to dispose of real estate properties during weak real estate markets. During a period when the market values of the Company’s real estate assets were to fall significantly, the Company could be required to sell real estate assets at a time when it may be inopportune to do so, or the Company’s assets could become subject to valuation impairment. Further, markets for real estate assets usually are not highly liquid, which can make it particularly difficult to realize acceptable selling prices when disposing of real estate assets during weak markets.

The Company might not be able to refinance its income-producing real estate properties on a timely basis or on acceptable terms.

The Company may incur debt from time to time to finance acquisitions, capital expenditures, or for other purposes. A property’s current leasing status, physical condition, net operating income, global, national, regional or local economic conditions, financial and credit market conditions, the level of liquidity available in real estate markets, the Company’s financial position, the terms and conditions or status of the Company’s other real estate or corporate loans, or other prior financial commitments could impair the Company’s ability to refinance real estate properties at the times when such refinancing might be necessary. Moreover, such refinancing might not be available upon acceptable terms, including in respect of loan principal amounts, interest rates, amortization schedules, or maturity terms.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

The Company, through its Real Estate Segment, owns its corporate headquarters building, which contains approximately 65,880 square feet of leasable office space. The building is located in the North x Northwest Office Park, 1945 The Exchange, in suburban Atlanta, Georgia. The Company and both operating segments have their main offices located in this building. In addition to the 25,928 square feet of offices leased by the Company, another 9,341 square feet is leased to unaffiliated tenants and 30,611 square feet is currently vacant and for lease. In conjunction with the Company’s acquisition of Atlantic Lighting & Supply Co., Inc., in June 2008, the Company assumed a lease for 25,654 square feet of office and warehouse space, which currently expires in May 2010.

As of April 30, 2009, the Company owned or had an interest in the following real properties:

OWNED SHOPPING CENTERS

The Company’s Real Estate Segment owns two (2) shopping centers that it acquired. The following chart provides relevant information relating to the owned shopping centers:

			Percentage
			of Square	Calendar			Principal
		Leasable	Footage	Year		Debt	Amount of Debt
		Square	Leased as of	Placed in	Rental	Service	Outstanding
		Feet in	April 30,	Service by	Income	Payments	as of April 30,
Location	Acres	Building(s)	2009	Company	2009	2009(1)	2009(2)

11459 Old Nashville Hwy. Smyrna, TN(3)	8.0	51,925	100	2006	$568,838	$303,014	$4,032,887
8102 Blanding Blvd. Jacksonville, FL(4)	18.8	174,220	98	1999	$1,786,012	$610,238	$7,060,380

(1)	Includes principal and interest.
(2)	The Company’s liability for repayment is generally limited by exculpatory provisions to its interests in the respective mortgaged properties.
(3)	Acquired by the Company in August 2006 and originally developed by unrelated third parties in 1998.
(4)	Acquired by the Company in 1999 and originally developed by unrelated third parties in 1985. The lender has an option to call the note for early repayment any time after July 1, 2011, upon thirteen months’ prior written notice.

Anchor tenant lease terms for the owned shopping centers are shown in the following table:

			Lease
		Square	Expiration	Options
Anchor Tenant(1)	Location	Footage	Date	to Renew

Harbor Freight Tools	Jacksonville, FL	15,700	2012	4 for 5 years each
Publix(2)	Jacksonville, FL	85,560	2010	6 for 5 years each
Office Depot	Jacksonville, FL	22,692	2013	1 for 5 years
Food Lion	Smyrna, TN	33,000	2019	4 for 5 years each

(1)	A tenant is considered to be an “Anchor Tenant” if it leases 12,000 square feet or more for an initial lease term of five (5) years or more.
(2)	Publix has subleased the premises to Floor and Decor Outlets, but remains liable under the lease until the lease expires.

With the exception of the Harbor Freight Tools lease in Jacksonville, Florida, the anchor tenant leases and some of the small shop leases provide for contingent rentals if sales generated by the respective tenant in its leased space exceed specified predetermined amounts. In fiscal 2009, the Company did not recognize any contingent rental income from owned shopping centers.

Typically, tenants reimburse the Company for a portion of ad valorem taxes, insurance and common area maintenance costs.

OWNED OFFICE BUILDINGS

The Company, through its Real Estate Segment, owns two (2) office properties in metropolitan Atlanta, Georgia: the corporate headquarters building in Atlanta and an office building in Newnan. During the fourth quarter of fiscal 2009, the anchor tenant of the Company’s Newnan office building defaulted on its lease obligations. Due to the tenant’s default, the current financial condition, and the fact that the tenant has vacated the leased space, the Company does not anticipate that such tenant will make any additional lease payments. Consequently, the Company has not made payments on the property’s mortgage loan beginning in May 2009 and has offered to return the property to the lender. The lender has not yet communicated to the Company how it plans to proceed. Exculpatory provisions of the mortgage loan generally limit the Company’s liability for repayment to its interest in the property. The Company recorded an impairment loss in the fourth quarter of fiscal 2009 related to the office building. For more information, see Note 7 to the consolidated financial statements.

The following chart provides pertinent information relating to the owned office buildings:

			Percentage				Principal
			of Square	Calendar			Amount of
		Leasable	Footage	Year		Debt	Debt
		Square	Leased as of	Placed in	Rental	Service	Outstanding
		Feet in	April 30,	Service by	Income	Payments	as of April 30,
Location	Acres	Building(s)	2009	Company	2009	2009(1)	2009(2)

246 Bullsboro Dr. Newnan, GA(3)	1.35	21,000	28	2007	$473,124	$223,350	$3,168,959
1945 The Exchange Atlanta, GA(4)	3.12	65,880	54	1997	$785,808	$444,087	$4,340,273

(1)	Includes principal and interest.
(2)	The Company’s liability for repayment is limited by exculpatory provisions to its interests in the respective mortgaged properties.
(3)	Acquired by the Company in March 2007, originally developed in 1983 by unrelated third parties, and completely renovated in 2006 by unrelated third parties.
(4)	Includes the Company’s corporate headquarters building of which the Company leases approximately 25,928 square feet. Rental income includes $576,080 of intercompany rent at a competitive market rate recognized by the Company and its operating segments. The building was originally developed by unrelated third parties in 1974, and was acquired and re-developed by the Company in 1997.

Anchor tenant lease terms for the owned office buildings are shown in the following table:

			Lease	Options
		Square	Expiration	to
Anchor Tenant(1)	Location	Footage	Date	Renew

Servidyne, Inc.(2)	Atlanta, GA	25,928	2012	None

(1)	A tenant is considered to be an “Anchor Tenant” if it leases 12,000 square feet or more for an initial lease term in of five (5) years or more.
(2)	The Company leases its corporate headquarters’ office space from the Real Estate Segment.

Typically, leases require tenants to reimburse the Company for a portion of ad valorem taxes, insurance and operating expenses above a base year.

LEASEBACK SHOPPING CENTER

The Company, through its Real Estate Segment, has a leasehold interest in one retail center that it developed, sold to an unrelated third party, and then leased back from such unrelated third party under a lease currently expiring in 2014. The center is subleased by the Company entirely to Kmart Corporation (“Kmart”). The Kmart sublease provides for contingent rentals if sales exceed specified predetermined amounts, and the sublease has eight (8) remaining five-year renewal options. The Company’s lease with the fee owner contains renewal options coextensive with Kmart’s renewal options on the sublease.

Kmart, under its sublease, is responsible for insurance and ad valorem taxes, but has the right to offset against contingent rentals for any ad valorem taxes paid in excess of specified amounts. In fiscal 2009, the Company did not recognize any contingent rental income from the leaseback shopping center. The Company is responsible for structural and roof maintenance of the building. The Company is also responsible for underground utilities, parking lots and driveways, except for routine upkeep which is the responsibility of the subtenant. The Company’s lease contains exculpatory provisions, which limit the Company’s liability for payments to its interest in the lease.

The following chart provides certain information relating to the leaseback shopping center:

		Feet in	Placed in Service	Income	Expense
Location	Acres	Building	by Company	2009	2009

Davenport, IA	10.0	84,180	1977	$255,311	$105,203

REAL ESTATE HELD FOR FUTURE DEVELOPMENT, LEASE OR SALE

The Company, through its Real Estate Segment, owns the following land parcels, which are held for future development, leasing, or sale:

		Calendar Year
		Development
Location	Acres	Completed	Intended Use(1)

Mundy Mill Road			Commerical development pads or up to
Oakwood, GA	3.474	1987	three outlots
North Cleveland Avenue North Ft. Myers, FL	0.73	1993	One outlot

(1)	“Outlot” as used herein refers to a small parcel of land platted separately from a shopping center parcel. An outlot is generally sold to, leased to, or developed as a fast-food restaurant, a bank, a convenience store, a small retail center, or other commercial uses.

There is no debt encumbering these land parcels. The Company will either develop the properties or will continue to hold them for future sale or lease to others.

For further information on the Company’s real estate properties, see Notes 5, 7, 9 and 17 to the consolidated financial statements, and “SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION.”

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

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

	Market Prices
	Fiscal 2009		Fiscal 2008(1)		Cash Dividends
	High	Low	High	Low	Paid per Share
	Trade	Trade	Trade	Trade	2009	2008(1)

First Quarter	$6.09	$3.71	$6.28	$3.95	$0.038	$0.034
Second Quarter	5.13	2.58	6.42	4.08	0.038	0.034
Third Quarter	3.75	1.07	6.19	5.44	0.038	0.034
Fourth Quarter	2.45	1.50	6.19	3.73	0.020	0.034

(1)	Adjusted for stock dividend.

The common stock of Servidyne, Inc. is traded on the NASDAQ Global Market (Symbol: SERV). The approximate number of holders of common stock was 650 (including shareholders of record and shares held in street name) as of June 30, 2009.

The information required by this item with respect to its equity compensation plan will be included in the Company’s definitive proxy materials for its 2009 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission, under the heading “Equity Compensation Plan,” and is hereby incorporated herein by reference.

ITEM 6.	SELECTED FINANCIAL DATA

The following table sets forth selected financial data for the Company and should be read in conjunction with the consolidated financial statements and the notes thereto:

Years Ended April 30,	2009	2008	2007	2006	2005

Net (Loss) Earnings(1)	$(4,587,450)	$1,335,562	$966,626	$525,766	$1,897,054
Net Loss — Continuing Operations	$(4,587,450)	$(1,160,542)	$(1,148,405)	$(424,508)	$(1,439,570)
Net Earnings — Discontinued Operations	$—	$2,496,104	$2,115,031	$950,274	$3,336,624
Net (Loss) Earnings Per Share(1)(3)	$(1.23)	$.36	$.26	$.14	$.51
Net Loss Per Share — Continuing Operations(3)	$(1.23)	$(.31)	$(.31)	$(.11)	$(.39)
Net Earnings Per Share — Discontinued Operations(3)	$—	$.67	$.57	$.26	$.90
Consolidated Revenues — Continuing Operations	$16,456,372	$19,347,726	$17,009,005	$15,868,293	$19,659,516
Consolidated Revenues — Reclassified to Discontinued Operations(2)	$—	$—	$2,066,228	$2,371,882	$3,009,834
Weighted Average Shares Outstanding at Year-End(3)	3,716,700	3,711,659	3,707,217	3,708,797	3,703,749
Cash Dividends Paid Per Share(3)	$.13	$.14	$.14	$.14	$.29
Shareholders’ Equity	$17,538,530	$22,466,378	$21,460,211	$20,946,748	$20,913,411
Shareholders’ Equity Per Share(3)	$4.72	$6.05	$5.79	$5.65	$5.93
Working Capital	$7,030,872	$13,769,470	$5,713,582	$8,352,086	$9,792,866
Depreciation and Amortization — Continuing Operations(4)	$1,624,795	$1,506,618	$1,317,905	$929,851	$1,011,234
Total Assets	$43,644,656	$52,315,550	$57,393,421	$52,410,256	$48,592,810
Income-Producing Properties and Property and Equipment, net(5)	$20,188,931	$22,585,309	$22,459,873	$14,011,977	$13,884,382
Income-Producing Properties and Property and Equipment, net — Reclassified to Discontinued Operations(2)	$—	$—	$10,334,044	$7,548,794	$11,365,490
Long-Term Debt(6)	$19,220,640	$19,708,769	$19,086,723	$13,416,512	$13,636,640
Long-Term Debt — Reclassified to Discontinued Operations(2)	$—	$—	$6,052,018	$7,873,030	$11,717,967
Total Liabilities	$26,106,126	$29,849,172	$35,933,210	$31,463,508	$28,813,171
Variable Rate Debt(6)(7)	$850,000	$870,000	$3,400,000	$930,000	$1,000,000
Return on Average Shareholders’ Equity(1)	(22.9)%	6.1%	4.6%	2.5%	9.3%

(1)	Includes continuing operations, discontinued operations, and extraordinary items, if any.
(2)	Includes amounts previously reported as continuing operations in prior period annual reports that have been reclassified to discontinued operations in accordance with SFAS 144.
(3)	Adjusted for stock dividend.
(4)	Depreciation and amortization for certain sold income-producing properties have been reclassified as discontinued operations and, therefore, are not included in the periods presented.
(5)	Does not include property held for sale, real estate held for future development or sale, or sold income-producing properties that have been reclassified as assets of discontinued operations.
(6)	Does not include mortgage debt associated with discontinued operations.
(7)	Includes short-term and long-term debt.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

The Company has two operating segments: BPE and Real Estate. The Company continues to add new products and service offerings for the BPE Segment, which may come in part from future business acquisitions.

In “RESULTS OF OPERATIONS” below, changes in revenues, costs and expenses, and selling, general and administrative expenses from period to period are analyzed on a segment basis. For net earnings and similar profit information on a consolidated basis, please see “ITEM 6. SELECTED FINANCIAL DATA” or the Company’s consolidated financial statements. Pursuant to SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the figures in the following charts for all periods presented do not include Real Estate Segment revenues, costs and expenses, and selling, general and administrative expenses associated with certain formerly owned income-producing properties, which have been sold; such amounts have been reclassified as discontinued operations (see “Critical Accounting Policies — Discontinued Operations” later in this discussion and analysis section). In addition, the figures in the following charts do not include the revenues, costs and expenses generated by past sales of certain real estate formerly held for sale or future development, although the gains on these sales are included in the results from continuing operations, and are discussed later in this discussion and analysis section.

The following discussion has been updated to reflect the restatements and the reclassifications discussed in Note 2 to the consolidated financial statements.

RECENT DEVELOPMENTS

During fiscal year 2009, the Company believes that the deterioration in the general economy caused delays in the receipt of certain BPE customer orders, particularly for the Company’s energy savings projects which typically require capital expenditures by customers. However, BPE’s product and service offerings are designed to reduce the costs of operating buildings with a focus on energy efficiency. Both cost reduction opportunities and energy efficiency measures are financially and politically driven in today’s economic environment. Beginning in October 2008, order activity began to increase, and over the subsequent seven (7) months from October 2008 to April 2009, the BPE Segment received customer orders in excess of $11 million. This resulted in a backlog at April 30, 2009, of approximately $10 million, an increase of nearly 40% over the backlog at April 30, 2008.

Given this strong order growth, the Company expects the BPE Segment to be cash flow positive within the next twelve (12) months with BPE revenues continuing to grow. To support revenue growth over a longer time horizon, in addition to multi-year programs that have already begun with large customers in the private sector, the Company also anticipates strong growth from the government sector. The Company offers the government sector many of the same offerings provided to private sector customers, including energy savings projects and other energy efficiency-focused products and services, usually by acting as a subcontractor to large energy services company (“ESCO”) partners to provide services to end-user government agency facilities. Through this channel, the BPE Segment provides services to a wide-range of government facilities, including U.S. military bases, federal and state prisons, and large public educational facilities and school districts. The Company believes that future growth in BPE’s government business should be underpinned by two (2) recent U.S. Government actions: in December 2008, the U.S. Department of Energy (“DOE”) announced a program to fund $80 billion of energy savings performance contracts with sixteen (16) large ESCOs to improve energy efficiency of government buildings; and in February 2009, President Obama signed the American Recovery and Reinvestment Act of 2009, which will provide an additional approximately $75 billion for the performance of energy efficiency projects in government buildings. The Company has existing business relationships with half of these sixteen (16) selected ESCOs and a long history of providing these exact types of services for the government sector. The Company believes that it should be well positioned to perform a significant amount of these funded projects.

While the recent increased order activity in the BPE Segment may indicate that the Company’s customers’ capital expenditure constraints are relaxing, there can be no assurance that such increased order activity can be sustained, particularly if recent macro-economic conditions were to continue, or worsen, for an extended period of time; nor can there be any assurance that the Company’s existing relationships with ESCOs and government entities will result in it securing substantial contracts funded by recent U.S. government programs.

The Company’s Real Estate Segment is in the business of creating long-term value by periodically realizing gains through the sale of existing real estate assets, and then redeploying its capital by reinvesting the proceeds from such sales in new real estate assets or in other segments of the Company. The Company has historically generated substantial liquidity from such periodic sales of its real estate assets held for investment. However, the current real estate portfolio consists of a limited number of properties, and given recent declines in commercial real estate values in the United States, the Company may elect to not sell or be unable to sell any of its real estate assets in the near future.

Since December 2007, the period during which the U.S. economy has been in recession, the Real Estate Segment has seen continued interest from prospective tenants, and has signed new leases and/or lease extensions with third party tenants at its two (2) shopping centers and at its two (2) office buildings. Marketing efforts to prospective tenants continue to be a primary focus of the Real Estate Segment. However, the Company did experience an anchor tenant default at its Newnan, Georgia office building during the fourth quarter of fiscal 2009, as described in “ITEM 2. PROPERTIES — Owned Office Buildings” and Note 7 to the consolidated financial statements. The Company is continuing to monitor the sales and operating performance of the Real Estate Segment’s tenants, and is continuing to reduce Real Estate Segment operating costs. As of April 30, 2009, the Company’s income-producing properties were eighty-eight percent (88%) leased.

The decreased order activity that the BPE Segment encountered earlier, beginning in the Company’s third fiscal quarter of 2008 and continuing into the second fiscal quarter of 2009, combined with the cash utilized in the Company’s June 2008 acquisition of its new lighting distribution business, resulted in significant usage of the Company’s cash during that period; however, cash usage moderated during the third and fourth fiscal quarters of 2009. The Company believes that it has sufficient capital resources to operate its business in the ordinary course until the BPE Segment begins to generate cash flow from operations, which is expected to occur within the next twelve (12) months, although there can be no guarantee that this will be the case, particularly if recent macro-economic conditions continue, or worsen, for an extended period of time. See “Liquidity and Capital Resources” later in this discussion and analysis section for more information.

RESULTS OF OPERATIONS

REVENUES

Consolidated revenues from continuing operations, net of intersegment eliminations, were $16,456,372 in fiscal 2009 compared to $19,347,726 in fiscal 2008. This represents a decrease in revenues of 15%.

CHART A

REVENUES FROM CONTINUING OPERATIONS
SUMMARY BY SEGMENT
(Dollars in thousands)

	Years Ended
	April 30,		Amount	Percentage
	2009	2008	Change	Change

BPE(1)	$13,192	$14,249	$(1,057)	(7)
Real Estate(2)	3,264	5,098	(1,834)	(36)

	$16,456	$19,347	$(2,891)	(15)

NOTES TO CHART A

(1)	The following table indicates the BPE Segment revenues by service and product type:

BPE SEGMENT REVENUES — SUMMARY BY SERVICE & PRODUCT TYPE
(Dollars in thousands)

	Years Ended
	April 30		Amount	Percentage
	2009	2008	Change	Change

Energy Savings Projects	$5,534	$8,550	$(3,016)	(35)
Lighting Products	1,665	—	1,665	—
Energy Management Services	2,319	2,355	(36)	(2)
Productivity Software	3,674	3,344	330	10

	$13,192	$14,249	$(1,057)	(7)

BPE Segment revenues decreased by approximately $1,057,000, or 7%, in fiscal 2009 compared to fiscal 2008, primarily due to:

(a)	energy savings (lighting and mechanical) project revenues that were approximately $3,016,000 lower than in the year-earlier period, primarily because of:

i.	delays in the receipt of certain orders, as discussed above, which were subsequently received; and

ii.	the absence of revenues of approximately $1 million that were generated by a one-time special project for a large retail customer in the year-earlier period;

partially offset by:

iii.	revenues of approximately $1,860,000 from several new energy savings project customers, representing the initial phases of new energy savings program initiatives for those customers.

The year-over-year decline in energy savings project revenues, as described above, was partially offset by:

(b)	lighting product revenues of approximately $1,665,000, as the result of the Company’s acquisition during the first quarter of fiscal 2009 of its lighting distribution business; and

(c)	an increase in productivity software revenues of approximately $330,000, primarily due to new customer implementations and conversions from legacy software systems to the Company’s proprietary web/wireless system.

While management believes that the decrease in BPE Segment revenues in fiscal 2009 compared to fiscal 2008 is due in part to the general deterioration of the overall economy and its effect on certain of the Company’s customers, revenues in the second half of fiscal 2009 were approximately 28% higher than the comparable prior year period, and order activity was strong in the second half of fiscal 2009. As a result, management believes that the Company is well positioned to continue to grow BPE Segment revenues.

(2)	In the current year, fiscal 2009, Real Estate revenues decreased by approximately $1,834,000 or 36%, compared to the same period in fiscal 2008, primarily due to:

(a)	the absence in the current fiscal year of revenues of approximately $1,553,000 generated last year by the sale of the Company’s leasehold interest in its shopping center in Jacksonville, Florida; and

(b)	a net decrease in rental revenues of approximately $377,000 at the Company’s owned headquarters building in Atlanta, Georgia, primarily because of the expiration of a third-party anchor tenant lease in January 2008;

partially offset by:

(c)	approximately $66,000 in rental revenues as the result of an early lease termination in the first quarter of fiscal 2009; and

(d)	approximately $90,000 from the receipt of promissory notes in exchange for the termination of a lease guarantee in the fourth quarter of fiscal 2009.

COST OF REVENUES

As a percentage of total segment revenues from continuing operations (see Chart A), the total applicable costs of revenues (see Chart B) of $10,677,702 in fiscal 2009 and $11,765,302 in fiscal 2008, were 65% and 61%, respectively. In reviewing Chart B, the reader should recognize that the volume of revenues generally will affect the amounts and percentages presented.

The figures in Chart B are net of intersegment eliminations.

CHART B

COST OF REVENUES FROM CONTINUING OPERATIONS
SUMMARY BY SEGMENT
(Dollars in thousands)

			Percentage of
			Segment Revenues
	Years Ended		for the Years Ended
	April 30,		April 30,
	2009	2008	2009	2008

BPE(1)	$8,562	$9,540	65	67
Real Estate(2)	2,116	2,225	65	44

	$10,678	$11,765	65	61

NOTES TO CHART B

(1)	BPE Segment cost of revenues decreased by approximately $978,000, or 10%, in fiscal 2009 compared to fiscal 2008, primarily due to the corresponding decrease in revenues (see Chart A).

On a percentage-of-revenues basis, BPE Segment cost of revenues decreased by approximately 2% in fiscal 2009 compared to fiscal 2008, primarily due to a change in the mix of services and products.

(2)	Real Estate Segment cost of revenues decreased by approximately $109,000, or 5%, in fiscal 2009 compared to fiscal 2008, primarily due to the absence of approximately $94,000 in sales costs that were included in the prior year as a result of the sale of the Company’s leasehold interest in a shopping center located in Jacksonville, Florida, in July 2007.

On a percentage-of-revenues basis, Real Estate Segment cost of revenues increased by approximately 21% in fiscal 2009 compared to fiscal 2008, primarily due to the inclusion of revenues of approximately $1,553,000 in the prior year that were generated by the sale of the Company’s leasehold interest in a shopping center located in Jacksonville, Florida, in July 2007; the costs of the sale included in the prior year were approximately $94,000.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

As a percentage of total segment revenues from continuing operations (see Chart A), the total applicable selling, general and administrative expenses (“SG&A”) (see Chart C), net of intersegment eliminations, of $9,904,430 in fiscal 2009 and $9,137,012 in fiscal 2008, were 60% and 47%, respectively. In reviewing Chart C, the reader should recognize that the volume of revenues generally will affect the amounts and percentages presented. The percentages in Chart C are based upon expenses as they relate to segment revenues from continuing operations (Chart A), with the exception that Parent and total expenses relate to total consolidated revenues from continuing operations.

The figures in Chart C are net of intersegment eliminations.

CHART C

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES FROM CONTINUING OPERATIONS
SUMMARY BY SEGMENT
(Dollars in thousands)

			Percentage of
	Years Ended		Segment Revenues
	April 30,		for the Years Ended April 30,
	2009	2008	2009	2008

BPE(1)	$5,718	$5,068	43	36
Real Estate(2)	694	797	21	16
Parent(3)	3,493	3,272	21	17

	$9,905	$9,137	60	47

NOTES TO CHART C

(1)	BPE Segment SG&A expenses increased by approximately $650,000, or 13%, in fiscal 2009 compared to fiscal 2008, primarily due to:

(a)	the additional operating costs of approximately $1,060,000 associated with the Company’s new lighting distribution business, which was acquired during the first quarter of fiscal 2009;

partially offset by:

(b)	a decrease in sales and marketing expenses of approximately $204,000; and

(c)	a decrease of approximately $218,000 due to reduced personnel costs, consulting costs, and other cost-savings measures.

On a percentage-of-revenues basis, BPE Segment SG&A expenses increased by approximately 7% in fiscal 2009 compared to fiscal 2008, primarily due to the decrease in revenues without a corresponding proportional decrease in expenses (see Chart A).

(2)	Real Estate Segment SG&A expenses decreased by approximately $103,000, or 13%, in fiscal 2009 compared to fiscal 2008, primarily due to decreases in insurance, legal, and personnel costs.

On a percentage-of-revenue basis, Real Estate Segment SG&A expenses increased by approximately 5% in fiscal 2009 compared to fiscal 2008, primarily due to the inclusion of revenues of approximately $1,553,000 in the prior year that were generated by the sale of the Company’s leasehold interest in a shopping center located in Jacksonville, Florida, in July 2007.

(3)	Parent SG&A expenses increased by approximately $221,000, or 7%, in fiscal 2009 compared to fiscal 2008, primarily due to:

(a)	an increase in legal fees of approximately $212,000 that were incurred to settle an insurance claim, as well as increased SEC compliance costs;

(b)	an increase in personnel-related expenses of approximately $167,000;

(c)	an increase in accounting and other non-legal compliance costs of approximately $149,000; and

(d)	an increase in stock compensation expense of approximately $73,000;

partially offset by:

(e)	a decrease of approximately $494,000 in incentive compensation expenses, as there were no incentive compensation expenses in fiscal 2009.

On a percentage-of-revenues basis, Parent SG&A expenses increased by approximately 4% in fiscal 2009 compared to fiscal 2008, primarily due to the decrease in revenues without a corresponding decrease in expenses (see Chart A).

(LOSS) EARNINGS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES

Consolidated loss from continuing operations before income taxes was $7,154,985 in fiscal 2009 compared to $1,959,925 in fiscal 2008, an increase of $5,195,060.

The figures in Chart D are net of intersegment eliminations.

CHART D

(LOSS) EARNINGS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES
SUMMARY BY SEGMENT
(Dollars in thousands)

	Years Ended		Increase
	April 30,		(Decrease)
	2009	2008	Amount

BPE(1)	$(1,126)	$(402)	$(724)
Real Estate(2)	$(2,835)	1,673	(4,508)
Parent(3)	(3,194)	(3,231)	37

Total	$(7,155)	$(1,960)	$(5,195)

NOTES TO CHART D

(1)	BPE Segment loss before income taxes increased by approximately $724,000 for fiscal 2009 compared to the same period in fiscal 2008, primarily due to:

(a)	a decrease in revenues of approximately $1,057,000 (see Chart A), primarily due to delays in the receipt of customer orders for certain energy savings projects in the first half of fiscal 2009. Such orders have been received and have contributed to the BPE backlog at April 30, 2009, that is 38% higher than the BPE backlog balance at April 30, 2008;

(b)	a corresponding decrease in cost of revenues of approximately $978,000; and

(c)	an increase in SG&A expenses of approximately $650,000, primarily due to the additional costs associated with the Company’s new lighting distribution business which was acquired during the first quarter of this fiscal year, offset by reductions in sales and marketing and general and administrative expenses.

(2)	Real Estate Segment loss before income taxes of approximately $2,835,000 for fiscal 2009 represents an earnings decline of approximately $4,508,000 compared to the same period in fiscal 2008, primarily due to:

(a)	a decrease in revenues of approximately $1,834,000 (see Chart A), primarily due to the absence of revenues of approximately $1,553,000 generated in the prior year by the sale of a leasehold interest, as well as a net decrease in rental revenues of approximately $377,000 from the Company’s owned headquarters building in Atlanta, Georgia, primarily due to the expiration of a third party anchor tenant lease in January 2008; and

(b)	an impairment loss of approximately $2,159,000 on the Company’s owned office building located in Newnan, Georgia. For further information, see “ITEM 2: PROPERTIES — Owned Office Buildings” and Note 7 to the consolidated financial statements.

(3)	Parent loss before income taxes decreased by approximately $37,000 for fiscal 2009 compared to the same period in fiscal 2008, primarily due to:

(a)	the settlement of an insurance claim in the amount of $285,000;

partially offset by:

(b)	an increase in SG&A expenses of approximately $221,000.

INCOME TAX BENEFIT

The Company’s effective rate for income taxes, based upon estimated annual income tax rates, approximated 35.9% of loss from continuing operations before income taxes in fiscal 2009 and 40.8% in fiscal 2008.

INTEREST COSTS

Interest costs of $1,300,295 and $1,371,171 in fiscal years 2009 and 2008, respectively, are primarily related to mortgages on the Company’s income-producing properties. There was no capitalized interest in any of the years presented.

ACQUISITIONS

Fiscal 2009

On June 6, 2008, Atlantic Lighting & Supply Co., LLC (“AL&S LLC”), an indirect wholly-owned subsidiary of the Company, acquired the business and substantially all of the assets and assumed certain operating liabilities of Atlantic Lighting & Supply Co., Inc. (the “Seller”) for a total consideration, including the assumption of certain operating liabilities, of approximately $1.5 million (excluding acquisition costs). The Seller was engaged in the business of distributing energy efficient lighting products to owners and operators of commercial buildings, and the Company is continuing to conduct this business. The acquisition was made pursuant to an asset purchase agreement dated June 6, 2008, between the Company, AL&S LLC, the Seller, and the shareholders of the Seller (the “Agreement”). The consideration consisted of 17,381 newly-issued shares of the Company’s common stock, with a fair value of $91,250, the payment of approximately $618,000 in cash to the Seller, the payment of approximately $165,000 in cash to satisfy outstanding debt to two (2) lenders of the Seller, and the assumption of certain operating liabilities of the Seller that totaled approximately $584,000. The amounts and types of the consideration were determined through negotiations among the parties.

Fiscal 2008

There were no acquisitions in fiscal 2008.

GAINS ON SALE OF REAL ESTATE HELD FOR SALE OR FUTURE DEVELOPMENT

Fiscal 2009

There were no dispositions in fiscal 2009.

Fiscal 2008

On March 28, 2008, the City of Oakwood, Georgia, acquired in lieu of formal condemnation approximately 1.8 acres of the Company’s undeveloped land located in Oakwood, Georgia, for a price of $860,000, which resulted in a pre-tax gain on the transaction of approximately $581,000. For income tax purposes, the Company treated this transaction as an involuntary conversion under Section 1033 of the Internal Revenue Code, which allows for tax deferral of the gain if the Company acquires a qualified replacement property by no later than April 30, 2011. The Company currently intends to use the net proceeds from this transaction to acquire a qualified replacement property. There can be no assurance, however, that the Company will complete such acquisition.

DISCONTINUED OPERATIONS

Fiscal 2009

There were no discontinued operations in fiscal 2009.

Fiscal 2008

On July 31, 2007, the Company sold: (1) its leasehold interest in a shopping center located in Jacksonville, Florida; (2) its leasehold interest in the land and its owned shopping center building located in Columbus, Georgia; and

(3) its owned shopping center located in Orange Park, Florida; for a total combined sales price of $6.8 million, resulting in a pre-tax gain of approximately $3.8 million. After selling expenses, the sales generated net cash proceeds of approximately $6.4 million. In addition, the Company purchased its minority partners’ interests in the Columbus, Georgia, land and owned shopping center building by utilizing two (2) notes payable totaling $400,000. Both notes were paid off as of July 31, 2008. The Company’s federal tax liability on the gains related to the sales was approximately $1.5 million, which was offset by the Company’s net operating loss carry-forwards for tax purposes. In accordance with SFAS 144, the sale of the leasehold interest in the shopping center in located Jacksonville, Florida, is recorded in Real Estate revenues on the accompanying consolidated statement of operations, and the sales of its leasehold interest in the land and the owned shopping center building located in Columbus, Georgia, and the owned shopping center located in Orange Park, Florida, are recorded in discontinued operations in the accompanying consolidated statement of operations for the fiscal year ended April 30, 2008.

On December 13, 2007, the Company sold its owned office park located in Marietta, Georgia, for a price of $10.3 million, resulting in a pre-tax gain on the sale of approximately $2.085 million. After selling expenses and repayment of the mortgage loan and associated costs, the sale generated cash proceeds of approximately $3.4 million. The Company intended to use the net proceeds from this sale to acquire an income-producing property, which would have qualified the sale under Internal Revenue Code Section 1031 for federal income tax deferral (“1031 deferral”), and therefore placed the proceeds with a qualified third party intermediary in connection therewith. However, the Company did not complete such acquisition, and therefore the proceeds were released from the intermediary to the Company on June 11, 2008. Because the Company did not complete the 1031 deferral, a taxable gain of approximately $1.8 million was recognized in the quarter ended July 31, 2008, which resulted in the deferred tax liability related to the previously deferred gain becoming a current tax liability. This federal tax liability will be offset by the Company’s net operating loss carry-forwards for tax purposes.

LIQUIDITY AND CAPITAL RESOURCES

Between April 30, 2008, and April 30, 2009, working capital decreased by approximately $6,738,598, or approximately 49%. Between April 30, 2008, and April 30, 2009, cash and restricted cash decreased by $7,032,521, or approximately 59%. This includes $1,623,000 used for the acquisition and initial capitalization of the Company’s lighting distribution business, which was acquired on June 6, 2008. The Company’s operations used substantial amounts of cash during the first two (2) quarters of fiscal 2009, but the level of cash usage moderated in the third and fourth quarters of fiscal 2009.

The following describes the changes in the Company’s cash and restricted cash from April 30, 2008, to April 30, 2009:

Operating activities used cash of approximately $3,886,000, primarily as a result of:

(a)	losses in fiscal 2009 from continuing operations before depreciation, amortization, income taxes and impairment loss on income-producing property of approximately $3,371,000;

(b)	cash payments of approximately $494,000 for incentive compensation expenses accrued in the prior fiscal year, but paid in fiscal 2009 as a result of the successful achievement of certain Company earnings and performance goals in the prior year;

(c)	an increase in other current assets of approximately $348,000, due primarily to an increase in inventories and prepaid software consulting expenses; and

(d)	a net decrease in trade accounts payable, accrued expenses, and other liabilities of approximately $65,000, due to the timing and submission of payments;

partially offset by:

(e)	a decrease in net accounts receivable of $595,000, primarily as a result of the timing of billing and receipt of payments.

Investing activities used cash of approximately $1,910,000, net of cash provided from the release of approximately $3,504,000 of restricted cash previously held in escrow (see Note 17 to the consolidated financial statements) primarily as a result of:

(a)	approximately $903,000 used for the acquisition of the Company’s lighting distribution business in the first quarter of fiscal 2009;

(b)	approximately $358,000 used for additions to intangible assets, primarily related to the development of enhancements to BPE’s proprietary building productivity software solutions;

(c)	approximately $193,000 used for additions to income-producing properties, primarily related to tenant and building improvements;

(d)	$150,000 used for the purchase of a held-to-maturity investment related to a scheduled increase in restricted cash as required by a provision of a real estate mortgage loan agreement;

(e)	approximately $166,000 used for additions to property and equipment; and

(f)	approximately $140,000 received from a real estate tenant and temporarily placed in escrow, related to a lease modification and assignment agreement.

Financing activities used cash of approximately $1,270,000 primarily for:

(a)	payment of the regular quarterly cash dividends to shareholders of approximately $501,000;

(b)	scheduled principal payments on real estate mortgage notes of approximately $352,000;

(c)	scheduled principal payments on other long-term debt of approximately $281,000; and

(d)	repurchases of the Company’s common stock of approximately $136,000.

In June 2008, the Company acquired the operating business and substantially all of the assets and assumed certain liabilities of Atlantic Lighting and Supply Company, Inc., for a purchase price of approximately $1.5 million. The consideration consisted of 17,381 newly-issued shares of the Company’s common stock, with a fair value of $91,250, the payment of approximately $618,000 in cash to the Seller, the payment of approximately $165,000 in cash to satisfy outstanding debt to two (2) lenders of the Seller, and the assumption of certain operating liabilities of the Seller that totaled approximately $584,000. The amounts and types of the consideration were determined through negotiations among the parties.

While the Company’s operations used substantial amounts of cash during the first two (2) quarters of fiscal 2009, the level of cash usage moderated in the third and fourth quarters, only consuming approximately $673,000 compared to approximately $3,235,000 consumed in the first half of fiscal 2009. The Company’s primary source of cash for future operations is expected to be its current cash reserves and additional cash generated from BPE Segment operations and real estate held for investment.

The moderation of cash usage, together with the substantial increase in BPE Segment orders in the second half of fiscal 2009 that are expected to contribute to revenues in fiscal 2010, cause management to believe that the Company will be able to generate positive cash flow from BPE Segment operations within the next twelve (12) months. As a result, the Company believes that currently available cash and cash generated from operations will be sufficient to meet working capital requirements and anticipated capital expenditures for the foreseeable future. However, this will depend substantially upon future operating performance (which may be affected by prevailing economic conditions) and financial, business and other factors, some of which are beyond the Company’s control.

The Company has historically generated substantial liquidity from the sale of real estate assets. As a result, the current real estate portfolio consists of a limited number of properties. Given the recent decline in commercial real estate values in the United States, the Company may elect not to sell or be unable to sell any of its real estate assets in the near future. The Company in recent years has not utilized bank lines of credit for operating purposes and does not currently have in place any such line of credit. The Company does have the ability to receive approximately $1,000,000 in loans against its interest in the cash surrender value of certain life insurance policies.

The Company has no material commitments for capital expenditures; however, the Company does expect that capital spending in fiscal year 2010 will approximate $500,000, with BPE Segment capital expenditures approximating $350,000, and the remainder of capital to be spent for replacement of computer hardware and Company vehicles. Other significant uses of cash are anticipated to be scheduled mortgage repayments of the Company’s debt obligations and cash requirements of corporate headquarters. The Company’s uses of cash are not expected to change materially in the near future, with the exception of discretionary Real Estate capital expenditures, which may be necessary if significant tenant improvements are required for new tenant lease build-outs. Such expenditures would be recovered during the lease terms by the additional rental income.

In the event that currently available cash and cash generated from operations were not sufficient to meet future cash requirements, the Company would need to receive loans against life insurance policies, sell real estate assets, seek external debt financing or refinancing of existing debt, seek to raise funds through the issuance of equity securities, or limit growth or curtail operations to levels consistent with the constraints imposed by available cash and cash flow, or any combination of these options. The Company’s ability to secure debt or equity financing or to sell real estate assets could be limited by economic and financial conditions at any time, but likely would be severely limited by credit and real estate market conditions similar to those that have existed in recent fiscal quarters. Management cannot provide assurance that any reductions in planned expenditures or in operations would be sufficient to cover potential future shortfalls in available cash, or that debt or equity financing or real estate asset sales would be available on terms acceptable to the Company, if at all.

Mortgage Notes

The Company has four (4) mortgage notes on long-term real estate assets and two (2) other long-term debt obligations. The long-term debt obligations have no financial or non-financial covenants. The Company’s mortgage notes do not contain any financial covenants, with the exception of a guarantee on one (1) of its real estate mortgage loans that requires a Company subsidiary to maintain a net worth of at least $4 million. The subsidiary’s net worth was approximately $17 million as of April 30, 2009.

Secured Letter of Credit

In conjunction with terms of the mortgage on an owned office building, the Company is required to provide for potential future tenant improvement costs and lease commissions with additional collateral, in the form of a letter of credit in the amount of $300,000 from July 17, 2005, through July 16, 2008, and $450,000 from July 17, 2008, through August 1, 2012. The letter of credit is secured by a certificate of deposit, which is recorded on the accompanying balance sheet as a non-current other asset as of April 30, 2009, and April 30, 2008.

Repurchases of Common Stock

In March 2007, the Company’s Board of Directors authorized the repurchase of up to 50,000 shares of the Company’s common stock during the twelve-month period ending on March 8, 2008. In March 2008, the Company’s Board of Directors authorized the repurchase of up to 50,000 shares of the Company’s common stock during the twelve-month period ending on March 5, 2009. On December 3, 2008, the Board of Directors increased the authorization to repurchase the Company’s common stock to 100,000 shares during the twelve-month period ending on March 5, 2009. On February 26, 2009, the Board of Directors authorized the repurchase of up to 100,000 shares of the Company’s common stock during the twelve-month period ending on March 5, 2010. The Company repurchased 48,890 shares of its common stock in fiscal 2009 for a total cost of approximately $136,000. There were no shares repurchased by the Company in fiscal 2008.

CONTRACTUAL OBLIGATIONS

A summary of the Company’s contractual obligations at April 30, 2009, is as follows:

	Payment Due by Period
		Less than			More than
Contractual Obligations	Total	1 Year	1 - 3 Years	3 - 5 Years	5 Years

Mortgage notes payable(1)	$18,602,498	$381,858	$849,421	$4,654,661	$12,716,558
Interest on mortgage notes payable(2)	9,576,156	1,202,059	2,324,331	1,685,238	4,364,528

	28,178,654	1,583,917	3,173,752	6,339,899	17,081,086

Operating leases(3)	376,977	105,203	210,406	61,368	—

Other long-term debt	1,185,000	185,000	1,000,000	—	—
Interest on other long-term debt(4)	289,407	120,769	168,638	—	—

	1,474,407	305,769	1,168,638	—	—

Total	$30,030,038	$1,994,889	$4,552,796	$6,401,267	$17,081,086

(1)	Regularly scheduled principal amortization and final payments due upon maturity. On one of the mortgage notes, the lender has an option to call the note for early repayment any time after July 1, 2011, upon thirteen (13) months’ prior written notice. The balance of this mortgage note payable was approximately $7,060,000 as of April 30, 2009. The information presented here assumes the call option will not be exercised.
(2)	In computing interest expense, the Company used the applicable contractual rate. All of the mortgage notes payable are fixed rate debt instruments. The Company’s liability for repayment of each of these mortgages is limited by exculpatory provisions to its interest in the respective mortgaged properties.
(3)	Future minimum rental payments on the leaseback shopping center. The Company’s liability for payment under this lease is limited to its interest in the leaseback.
(4)	In computing interest expense related to variable rate debt, a coupon rate of 4.75% (prime rate at April 30, 2009, plus 1.5%) was assumed for all periods, and for fixed rate debt, the applicable contractual rate was used for all periods.

EFFECTS OF INFLATION ON REVENUES AND OPERATING PROFITS

The effects of inflation upon the Company’s operating results are varied. Inflation in recent years has been modest and has had minimal effect on the Company.

The BPE Segment generally has contracts that are renewed on an annual basis. At the time of renewal, contract fees may be increased by either the consumer price index, as stated in the contract, or by customer approval. As inflation affects the Company’s costs, primarily personnel, the Company could seek a price increase for its contracts in order to protect its profit margin. Also, the BPE Segment typically engages in contracts of short duration with fixed prices, which typically would minimize any erosion of its profit margin due to inflation.

In the Real Estate Segment, several of the shopping center anchor tenant leases are long-term (original terms of 20 or more years), with fixed rents, and some of these leases have contingent rent provisions by which the Company may earn additional rent as a result of increases in tenants’ store sales in excess of specified predetermined targets. With respect to the leaseback shopping center, however, the contingent rent provisions permit the tenant to offset against contingent rents any portion of the tenant’s share of ad valorem taxes that is above a specified predetermined amount. If inflation were to rise, the tenant’s store sales could increase, potentially generating contingent rent, but ad valorem taxes could increase as well, which, in turn, could reduce or eliminate any contingent rents. Furthermore, the Company has certain repair and maintenance obligations at its income-producing properties, and the costs of repairs and maintenance generally increase with inflation.

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

Revenue Recognition

Revenues derived from implementation, training, support, and base service license fees from customers accessing the Company’s proprietary building productivity software on an application service provider (ASP) basis are recognized in accordance with the provisions of SEC Staff Accounting Bulletin 104, Revenue Recognition (“SAB 104”). For these sources of revenues, the Company recognizes revenue when all of the following conditions are met: there is persuasive evidence of an arrangement; service has been provided to the customer; the collection of fees is probable; and the amount of fees to be paid by the customer is fixed and determinable. The Company’s license arrangements do not include general rights of return. Revenues are recognized ratably over the contract period, which is typically no longer than twelve (12) months, beginning on the commencement date of each contract. Amounts that have been invoiced are recorded in accounts receivable and in revenue or deferred revenue, depending on the timing of when the revenue recognition criteria have been met. Additionally, the Company defers such direct costs and amortizes them over the same time period as the revenue is recognized.

Energy management services are accounted for separately and are recognized as the services are rendered in accordance with SAB 104. Revenues derived from sales of proprietary building productivity software solutions (other than ASP solutions) and hardware products are recognized when the software solutions and products are sold.

Energy savings project revenues are reported on the percentage-of-completion method, using costs incurred to date in relation to estimated total costs of the contracts to measure the stage of completion. Original contract prices are adjusted for change orders in the amounts that are reasonably estimated and in accordance with Statement of Position 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts (“SOP 81-1”). The nature of the change orders usually involves a change in the scope of the project, for example, a change in the number or type of units being installed. The price of change orders is based on the specific materials, labor, and other project costs affected. In accordance with SOP 81-1, paragraph 61, contract revenue and costs are adjusted to reflect change orders when they are approved by both the Company and its customer for both scope and price. For a change order that is unpriced; that is, the scope of the work to be performed is defined, but the adjustment to the contract price is to be negotiated later, the Company evaluates the particular circumstances of that specific instance in determining whether to adjust the contract revenue and/or costs related to the change order. For unpriced change orders, the Company will record revenue in excess of costs related to a change order on a contract only when the Company deems that the adjustment to the contract price is probable based on its historical experience with that customer in accordance with SOP 81-1, paragraph 62. The cumulative effects of changes in estimated total contract costs and revenues (change orders) are recorded in the period in which the facts requiring such revisions become known, and are accounted for using the percentage-of-completion method. At the time it is determined that a contract is expected to result in a loss, the entire estimated loss is recorded. Energy efficient lighting product revenues are recognized when the products are shipped.

The Company leases space in its income-producing properties to tenants, and recognizes minimum base rentals as revenue on a straight-line basis over the lease terms. The lease term usually begins when the tenant takes possession of, or controls the physical use of, the leased asset. Generally, this occurs on the lease commencement date. In determining what constitutes a leased asset, the Company evaluates whether the Company or the tenant is the owner of the improvements. If the Company is the owner of the improvements, then the leased asset is the finished space. In such instances, revenue recognition begins when the tenant takes possession of the finished space, typically when the improvements are substantially complete. If the Company determines that the improvements belong to the tenant, then the leased asset is the unimproved space, and any improvement allowances funded by the Company pursuant to the terms of the lease are treated as lease incentives that reduce the revenue recognized over the term of the lease. In these circumstances, the Company begins revenue recognition when the tenant takes possession of the unimproved space. The Company considers a number of different factors in order to determine who owns the improvements. These factors include: (1) whether the lease stipulates the terms and conditions of how an improvement allowance may be spent; (2) whether the tenant or the Company retains legal title to the improvements; (3) the uniqueness of the improvements; (4) the expected economic life of the improvements relative to the length of the lease; and (5) who constructs or directs the construction of the improvements. The determination of who owns the improvements is subject to significant judgment. In making the determination, the Company considers all of the above factors; however, no one factor is determinative in reaching a conclusion. Certain leases may also require tenants to pay additional rental amounts as partial reimbursements for their shares of property operating and common area expenses, real estate taxes, and insurance costs, which additional rental amounts are recognized only when earned. In addition, certain retail leases require tenants to pay incremental rental amounts, which are contingent upon their stores’ sales. These percentage rents are recognized only if and when earned and are not recognized on a straight-line basis.

Revenues from the sales of real estate assets are recognized when all of the following has occurred: (1) the property is transferred from the Company to the buyer; (2) the buyer’s initial and continuing investment is adequate to demonstrate a commitment to pay for the property; and (3) the buyer has assumed all future ownership risks of the property. Costs of sales related to sales of real estate assets are based on the specific property sold. If a portion or unit of a property is sold, a proportionate share of the total cost of the property is charged to cost of sales.

Long-Lived Assets: Income-Producing Properties, Capitalized Software, and Property and Equipment

Income-producing properties are stated at historical cost or, if the Company determines that impairment has occurred, at fair market value, and are depreciated for financial reporting purposes using the straight-line method over the respective estimated useful lives of the assets. Significant additions that extend asset lives are capitalized and are depreciated over their respective estimated useful lives. Normal maintenance and repair costs are expensed as incurred. Interest and other carrying costs related to real estate assets under active development are capitalized. Other costs of development and construction of real estate assets are also capitalized. Capitalization of interest and other carrying costs is discontinued when a development project is substantially completed or if active development ceases.

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

The Company’s most significant long-lived assets are income-producing properties held in its Real Estate Segment. The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Such review takes place on a quarterly basis. The types of events and circumstances that might indicate impairment in the Real Estate Segment include, but are not limited to, those items listed in SFAS 144, paragraph 8, as well as other real estate specific factors as follows:

•	A significant decrease in the market price of a long-lived asset;

•	A significant adverse change in the extent or manner in which a long-lived asset is being used or in its physical condition;

•	A significant adverse change in legal factors or in the business climate that could affect the value of a long-lived asset, including an adverse action or assessment by a regulator;

•	An accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of a long-lived asset;

•	A current-period operating or cash flow loss combined with a history of operating or cash flow losses or a projection or forecast that demonstrates continuing losses associated with the use of a long-lived asset;

•	A current expectation that, more likely than not, a long-lived asset will be sold or otherwise disposed of significantly before the end of its previously estimated useful life;

•	The Company has recently sold similar income-producing properties at losses;

•	The Company has received purchase offers at prices below carrying value;

•	Income-producing properties that have significant vacancy rates or significant rollover exposure from one or more tenants;

•	A major tenant experiencing financial difficulties that may jeopardize the tenant’s ability to meet its lease obligations;

•	Depressed market conditions;

•	Presence of a new competitive property constructed in the asset’s market area; and

•	Evidence of significant corrective measures required to cure structural problems, physical obsolescence, or deterioration of essential building components.

In accordance with paragraph 4 of SFAS 144, the Company has determined that the lowest level of identifiable cash flows for long-lived assets in its Real Estate Segment is at each of the individual income-producing properties. Each of these income producing properties operates independent of one another and financial information for these properties is recorded on an individual property basis. When there are indicators of impairment, the recoverability of long-lived assets is measured by a comparison of the carrying amount of the asset against the future net undiscounted cash flows expected to be generated by the asset. The Company estimates future undiscounted cash flows of the Real Estate Segment using assumptions regarding occupancy, counter-party creditworthiness, costs of leasing including tenant improvements and leasing commissions, rental rates and expenses of the property, as well as the expected holding period and cash to be received from disposition. The Company has considered all of these factors in its undiscounted cash flows.

During the fourth quarter of fiscal 2009, the anchor tenant of the Company’s owned office building in Newnan, Georgia, defaulted on its lease obligations and subsequently vacated the leased space. Given this event, the Company revised the estimated future undiscounted cash flows expected to be generated by the property and determined that the carrying amount of the related long-lived assets was not recoverable. Accordingly, the Company performed a fair value analysis of the property, determined that its fair market value was less than its current book value, and therefore recorded an impairment loss of approximately $2,007,000 in the fourth quarter of fiscal 2009. The estimated fair value of the Newnan office building was approximately $1,761,000. This determination was based on a number of factors, including a discounted cash flow analysis, quoted prices for similar assets, and management’s judgment. For further information, see “ITEM 2: PROPERTIES — Owned Office Buildings” and Note 7 to the consolidated financial statements.

The BPE Segment has long-lived assets that consist primarily of capitalized software costs, classified as intangible assets, net on the balance sheet, as well as a portion of the property and equipment on the balance sheet. Software development costs are accounted for in accordance with Emerging Issues Task Force (“EITF”) 00-3 that sets forth the accounting of software in a Web hosting arrangement. As such, the Company follows the guidance set forth in Statement of Position (“SOP”) 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, in accounting for the development of its on-demand application services. SOP 98-1 requires that software development costs that are incurred in a preliminary project stage should be expensed as incurred. Costs that are incurred during the application development stage are capitalized and reported at the lower of unamortized cost or net realizable value. Capitalization ceases when the computer software development project, including testing of the computer software, is substantially complete and the software product is ready for its intended use. Capitalized costs are amortized on a straight-line basis over the estimated economic life of the product.

Events or circumstances which would trigger an impairment analysis of these long-lived assets include:

•	A change in the estimated remaining useful life of the asset;

•	A change in the manner in which the asset is used in the income generating business of the Company; or

•	A current-period operating or cash flow loss combined with a history of operating or cash flow losses, or a projection or forecast that demonstrates continuing losses associated with the use of a long-lived asset.

Long-lived assets in the BPE Segment are grouped together for purposes of impairment, as assets and liabilities of the BPE Segment are not independent of one another. Annually at the end of the fiscal third quarter, unless events or circumstances occur in the interim as discussed above, the Company reviews its BPE Segment’s long-lived assets for impairment. Future undiscounted cash flows of the segment, as measured in its goodwill impairment analysis, are used to determine whether impairment of long-lived assets exists in the BPE segment.

Valuation of Goodwill and Other Indefinite-Lived Intangible Assets

Goodwill and intangible assets with indefinite lives are reviewed for impairment annually at the end of the fiscal third quarter, or whenever events or changes in circumstances indicate that the carrying basis of an asset may not be recoverable, as required in accordance with SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). All of the Company’s goodwill and indefinite-lived intangible assets are assigned to the BPE Segment, which has also been determined to be the reporting unit.

The Company performed the annual impairment analysis of goodwill and indefinite-lived intangible assets for the BPE Segment in the quarter ended January 31, 2009, as required by SFAS 142. The annual analysis resulted in a determination of no impairment in fiscal 2009. As of April 30, 2009, the Company does not believe that any of its goodwill or other intangible assets are impaired.

The valuation methodologies used to calculate the fair value of the BPE Segment in fiscal 2009 were the discounted cash flow method of the income approach and the guideline company method of the market approach. The Company believes that these two (2) methodologies are commonly used valuation methodologies. SFAS 142 discusses both methodologies as acceptable in determining the fair value of a reporting unit. In assessing the fair value of the BPE Segment, the Company believes a market participant would likely consider both the cash flow generating ability of the reporting unit, as well as, current market multiples of companies facing similar risks in the marketplace.

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

In the guideline company method of the market approach, the value of a reporting unit is estimated by comparing the subject to similar businesses or “guideline companies” whose securities are actively traded in public markets. The comparison is generally based on data regarding each of the companies’ stock price and earnings, which is expressed as a fraction known as a “multiple.” The premise of this method is that if the guideline public companies are sufficiently similar to each other, then their multiples should be similar. The multiples for the guideline companies are analyzed, adjusted for differences as compared to the subject company, and then applied to the applicable business characteristics of the subject company to arrive at an indication of the fair value. The Company believes that the inclusion of a market approach analysis in the fair value calculation is beneficial, as it provides an indication of value based on external, market-based measures.

In the application of the income approach, financial projections were developed for use in the discounted cash flow calculations. Significant assumptions included revenue growth rates, margin rates, SG&A costs, and working capital and capital expenditure requirements over a period of ten (10) years. Revenue growth rate and margin rate assumptions were developed using historical Company data, current backlog, specific customer commitments, status of outstanding customer proposals, and future economic and market conditions expected. Consideration was then given to the estimated SG&A costs, working capital, and capital expenditures required to generate the revenue and margin determined. The other significant assumption used with the income approach was the assumed rate at which to discount the cash flows. The rate was determined by utilizing the weighted average cost of capital method.

In the application of the income approach model, three (3) separate financial projection scenarios were prepared using the above assumptions: the first used the expected revenue growth rates, the second used higher revenue growth rates, and the third used lower revenue growth rates. The revenue growth rates ranged from 36.5% in fiscal year 2010 to 3% in the terminal year. The discount rates used in the scenarios ranged from 17% for the lower growth scenario to 19% in the higher growth scenario. In each of the three (3) discounted cash flow models, there was no indication of goodwill impairment. For the assessment of fair value of the BPE Segment based on the income approach, the results of the three (3) scenarios were weighted (60% for the expected case and 20% each for the other scenarios) to produce the applicable fair value indication using the income approach. The weightings reflect the Company’s view of the relative likelihood of each scenario. The revenue growth rates for the three scenarios were developed using historical Company data, current backlog, specific customer commitments, status of outstanding customer proposals, and future economic and market conditions expected. The Company noted that, all other variables being held constant, an increase of approximately 11% in the discount rate applied to each of the three scenarios used in the income approach would indicate impairment. The Company also noted that, reducing the revenue growth rate in the expected case scenario of the income approach by more than 9.5%, while holding gross margin rates and SG&A costs constant, would indicate impairment. To simplify the analysis, the Company excluded the weighting of the market approach result. If the Company had included the market approach in the revenue growth sensitivity analysis, the growth rate would have had to decline by a substantially greater amount to indicate impairment.

In the application of the market approach, the Company considered valuation multiples derived from four (4) comparable public companies that were identified as belonging to a group of industry peers. The applicable financial multiples of the comparable companies were adjusted for profitability and size and then applied to the BPE Segment. This result also indicated that no impairment existed.

The comparable companies selected for the market approach were similar to the BPE Segment in terms of business description and markets served. As such, the Company believes a market participant is likely to consider the market approach in determining the fair value of the BPE Segment. In addition, the Company believes a market participant will consider the cash flow generating capacity of the BPE Segment using an income approach. Management believes both the market and income approaches provide meaningful indications of the fair value to the BPE Segment; therefore, the results of the income approach and the market approach were equally weighted and compared to the carrying value of the BPE Segment.

The most significant change in valuation methodology used for valuing goodwill in fiscal 2009 as compared to prior years was the addition of the market approach. In prior years, the Company used a single method to perform the test of goodwill, a discounted cash flow method under the income approach. In the current year’s test as discussed above, both the income approach and market approach were used.

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and to tax loss carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to be applied to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.

The Company periodically reviews its deferred tax assets (“DTA”) to assess whether it is more likely than not that a tax asset will not be realized. The realization of a DTA ultimately depends on the existence of sufficient taxable income. A valuation allowance is established against a DTA if there is not sufficient evidence that it will be realized. The Company weighs all available evidence in order to determine whether it is more-likely-than-not that a DTA will be realized in a future period. The Company considers general economic conditions, market and industry conditions, as well as internal Company specific conditions, trends, management plans, and other data in making this determination.

Evidence considered is weighted according to the degree that it can be objectively verified. Reversals of temporary differences are weighted with more significance than projections of future earnings of the Company.

Positive evidence considered includes the following: deferred tax liabilities in excess of DTA, future reversals of temporary differences, Company historical evidence of not having DTAs expire prior to utilization, long carryforward period remaining for net operating loss (“NOL”) carryforwards, lack of cumulative taxable loss in recent years, taxable income projections that conclude that NOL carryforwards will be utilized prior to expiration, and evidence of appreciated real estate holdings planned to be sold prior to expiration of the NOL carryforward period.

Negative evidence considered includes the fact that the current real estate market conditions and lack of readily available credit could make it difficult for the Company to trigger gains on sales of real estate.

The valuation allowance currently recorded against the DTA for state NOL carryforwards was recorded for certain separate return limitation years. These were years that the separate legal entities generated tax losses prior to the filing of a consolidated tax return. In order for these losses to be utilized in the future, the legal entity which generated the losses must generate the taxable income to offset it. The allowance was recorded as management determined that it was not more-likely-than-not that these losses would be utilized prior to expiration.

The Company will have to generate $5.9 million of pre-tax income in future years to realize the federal NOL carryforwards and an additional $19.9 million of pre-tax book income in future years to realize the state NOL carryforwards. This amount of pre-tax book income would allow for the reversal of the $3.1 million DTA related to NOL carryforwards. There is a long carryforward period remaining for the NOL carryforwards. The oldest federal NOL carryforwards will expire in the April 30, 2024, tax-year and the most recent federal NOL carryforwards will expire in the April 30, 2027, tax-year. The significant state NOL carryforwards will also expire between the April 30, 2024, and April 30, 2027, tax years. The Company has no material permanent book/tax differences.

The Company has no material FIN 48 obligations. The Company’s policy is to record interest and penalties as a component of income tax expense (benefit) in the consolidated statement of operations.

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

Recent Accounting Pronouncements

In March 2009, the FASB unanimously voted for the FASB Accounting Standards Codification (the “Codification”) to be effective for interim and annual periods ending after September 15, 2009. Other than resolving certain minor inconsistencies in current U.S. GAAP, the Codification is not meant to change GAAP, but is intended to make it easier to find and research GAAP applicable to particular transactions or specific accounting issues. The Codification is a new structure that organizes existing accounting pronouncements into approximately 90 accounting topics. Once approved, the Codification will be the single source of authoritative U.S. GAAP. All guidance included in the Codification will be considered authoritative at that time, even guidance that comes from what is currently deemed to be a non-authoritative section of a standard. Once the Codification becomes effective, all non-grandfathered, non-SEC accounting literature not included in the Codification will become non-authoritative. The Company plans to adopt the Codification in the second quarter of fiscal 2010.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”). This statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (“GAAP”) in the United States. SFAS 162 became effective in the fourth quarter of fiscal 2009. The Company has determined that the adoption of SFAS 162 did not result in a change in any of the Company’s current accounting practices and, thus, did not have an impact on the determination or reporting of the Company’s financial results.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS 165”). This statement does not materially change existing guidance. Rather, SFAS 165 introduces the concept of financial statements being available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, that is, whether that date represents the date the financial statements were issued or were available to be issued. This disclosure will alert users of financial statements that an entity has not evaluated subsequent events after the date stated in the financial statements and related footnotes being presented. SFAS 165 will be effective for all interim and annual periods ending after June 15, 2009. The Company plans to adopt SFAS 165 in the first quarter of fiscal 2010.

In April 2009, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (“FSP FAS 115-2 and FAS 124-2”). This FSP amends the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments in the financial statements. The most significant change the FSP brings is a revision to the amount of other-than-temporary loss of a debt security recorded in earnings. FSP FAS 115-2 and FAS 124-2 is effective for interim and annual periods ending after June 15, 2009. The Company does not expect that this FSP will have a significant impact on the determination or reporting of the Company’s financial results for the fiscal year ended April 30, 2010.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141(R)”), which replaces SFAS No. 141, Business Combinations. SFAS 141(R) retains the underlying concepts of SFAS 141 in that all business combinations are still required to be accounted for at fair value under the acquisition method of accounting, but SFAS 141(R) changed the method of applying the acquisition method in a number of significant aspects. Acquisition costs will generally be expensed as incurred; non-controlling interests will be valued at fair value at the acquisition date; in-process research and development will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date; restructuring costs associated with a business combination will generally be expensed subsequent to the acquisition date; and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense. SFAS 141(R) will be effective on a prospective basis for all business combinations for which the acquisition date is on or after the beginning of the first annual period subsequent to December 15, 2008, with the exception of the accounting for valuation allowances on deferred taxes and acquired tax contingencies. SFAS 141(R) amends SFAS 109 such that adjustments made to valuation allowances on deferred taxes and acquired tax contingencies associated with acquisitions that closed prior to the effective date of SFAS 141(R) would also apply the provisions of SFAS 141(R). Early adoption is not permitted. The Company has determined that this statement will not have a significant impact on the Company’s financial statements for the fiscal year ended April 30, 2010.

In April 2008, the FASB issued FSP 142-3, Determining the Useful Life of Intangible Assets (“FSP 142-3”). FSP 142-3 was designed to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141 (revised 2007), Business Combinations, and other guidance under GAAP. FSP 142-3 will be effective for the Company on May 1, 2009. Early adoption is prohibited. The Company does not expect that this FSP will have a significant impact on the determination or reporting of the Company’s financial results for the fiscal year ended April 30, 2010.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles (“GAAP”), and expands disclosures about fair value measurements. SFAS 157 applies where other accounting pronouncements require or permit fair value measurements; it does not require any new fair value measurements under GAAP. The effects of adoption are determined by the types of instruments carried at fair value in the Company’s financial statements at the time of adoption, as well as the method utilized to determine their fair values prior to adoption. SFAS 157 was effective for financial assets and liabilities on May 1, 2008. SFAS 157 will be effective for non-financial assets and liabilities, including assets measured at fair value due to impairments, on May 1, 2009. The Company has determined that this statement did not have a significant impact on the determination or reporting of the Company’s financial results for the fiscal year ended April 30, 2009, and does not believe that it will have a significant impact for the fiscal year ended April 30, 2010.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 was effective for the Company on May 1, 2008. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. This statement also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. Unrealized gains and losses on items for which the fair value option is elected will be reported in earnings. The Company elected not to apply the fair value option to its existing financial assets and liabilities on SFAS 159’s effective date. Thus, this statement did not have an impact on the determination or reporting of the Company’s financial results.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

Certain statements contained or incorporated by reference in this Annual Report on Form 10-K, including without limitation, statements containing the words “believes,” “anticipates,” “estimates,” “expects,” “plans,” and words of similar import, are forward-looking statements within the meaning of the federal securities laws. Such forward- looking statements involve known and unknown risks, uncertainties, and other matters which may cause the actual past results, performance, or achievements of the Company to be materially different from any future results, performance, or uncertainties expressed or implied by such forward-looking statements.

The factors set forth in “ITEM 1A. RISK FACTORS” could cause actual results to differ materially from those predicted in the Company’s forward-looking statements. In addition, factors relating to general global, national, regional, and local economic conditions, including international political instability, national defense, homeland security, natural disasters, terrorism, employment levels, wage and salary levels, consumer confidence, availability of credit and financial market conditions, taxation policies, the Sarbanes-Oxley Act, SEC reporting requirements, fees paid to vendors in order to remain in compliance with the Sarbanes-Oxley Act and SEC requirements, interest rates, capital spending, energy and other utility costs, and inflation could positively or adversely impact the Company and its customers, suppliers, and sources of capital. Any significant adverse impact from these factors could result in material adverse effects on the Company’s results of operations and financial condition.

The Company is also at risk for many other matters beyond its control, including, but not limited to: the potential loss of significant customers; the Company’s future ability to sell or refinance its real estate; the possibility of not achieving projected backlog revenues or not realizing earnings from such revenues; the cost and availability of insurance; the ability of the Company to attract and retain key personnel; weather conditions; changes in laws and regulations, including changes in GAAP and regulatory requirements of the SEC and NASDAQ; overall vacancy rates in the markets where the Company leases retail and office space; overall capital spending trends in the economy; the timing and amount of earnings recognition related to the possible sale of real estate properties held for sale; delays in or cancellations of customers’ orders; inflation; the level and volatility of energy and gasoline prices; the level and volatility of interest rates; the failure of a subcontractor to perform; the deterioration in the financial stability of an anchor tenant, significant customer, or subcontractor; and the possible impact, if any, on earnings due to the ultimate disposition of legal proceedings in which the Company may be involved.

MANAGEMENT REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of Servidyne, Inc. and subsidiaries (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate. Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, the risk.

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of April 30, 2009. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on its assessment, management believes that, as of April 30, 2009, the Company’s internal control over financial reporting was effective based on those criteria.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Servidyne, Inc.
Atlanta, Georgia

We have audited the accompanying consolidated balance sheets of Servidyne, Inc. and subsidiaries (the “Company”) as of April 30, 2009 and 2008, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the two years in the period ended April 30, 2009. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Servidyne, Inc. and subsidiaries as of April 30, 2009 and 2008, and the results of their operations and their cash flows for each of the two years in the period ended April 30, 2009, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

Atlanta, Georgia
July 24, 2009

SERVIDYNE, INC.

CONSOLIDATED BALANCE SHEETS

	April 30,
	2009	2008

ASSETS
CURRENT ASSETS:
Cash and cash equivalents (Note 2)	$4,821,126	$8,382,947
Restricted cash (Note 4)	—	3,470,700
Receivables:
Trade accounts and notes, net of allowance for doubtful accounts of $145,236 and $33,196, respectively	1,368,577	1,610,846
Contracts, net of allowance for doubtful accounts of $4,294 and $93,811, respectively, including retained amounts of $219,385 and $91,357, respectively	1,764,327	1,998,077
Costs and earnings in excess of billings (Note 6)	408,950	275,754
Deferred income taxes (Note 11)	579,423	750,488
Other current assets (Note 2)	1,659,721	1,011,304

Total current assets	10,602,124	17,500,116
INCOME-PRODUCING PROPERTIES, net (Note 7)	19,391,375	21,773,409
PROPERTY AND EQUIPMENT, net (Note 8)	797,556	811,900
OTHER ASSETS:
Real estate held for future development or sale	853,109	853,109
Intangible assets, net (Note 18)	2,910,596	3,222,125
Goodwill (Note 18)	6,354,002	5,458,717
Other assets (Note 2)	2,735,894	2,696,174

Total assets	$43,644,656	$52,315,550

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Trade and subcontractors payables	$851,633	$550,360
Accrued expenses	1,416,145	1,143,794
Deferred revenue	708,401	848,197
Accrued incentive compensation	—	494,000
Billings in excess of costs and earnings (Note 6)	28,215	62,559
Current maturities of mortgage notes and other long-term debt	566,858	631,736

Total current liabilities	3,571,252	3,730,646
DEFERRED INCOME TAXES (Note 11)	2,489,357	5,271,441
OTHER LIABILITIES	824,877	1,138,316
MORTGAGE NOTES PAYABLE, less current maturities (Note 9)	18,220,640	18,603,769
OTHER LONG-TERM DEBT, less current maturities (Note 10)	1,000,000	1,105,000

Total liabilities	26,106,126	29,849,172

COMMITMENTS AND CONTINGENCIES (Note 19)
SHAREHOLDERS’ EQUITY:
Common stock, $1 par value; 10,000,000 shares authorized;
3,917,778 issued and 3,691,369 outstanding at April 30, 2009;
3,708,836 issued and 3,539,770 outstanding at April 30, 2008	3,917,778	3,708,836
Additional paid-in capital	6,026,101	5,045,100
Retained earnings	8,569,451	14,511,159
Treasury stock (common shares) of 226,409 and 169,066, respectively	(974,800)	(798,717)

Total shareholders’ equity	17,538,530	22,466,378

Total liabilities and shareholders’ equity	$43,644,656	$52,315,550

See accompanying notes to consolidated financial statements.

SERVIDYNE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended April 30,
	2009	2008

REVENUES:
Building Performance Efficiency (“BPE”)	$13,192,310	$14,249,228
Real Estate	3,264,062	5,098,498

	16,456,372	19,347,726

COST OF REVENUES:
BPE	8,562,024	9,539,949
Real Estate	2,115,678	2,225,353

	10,677,702	11,765,302

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:	9,904,430	9,137,012

OTHER (INCOME) AND EXPENSES:
Other income (Note 2)	(317,957)	(91,027)
Interest income	(111,786)	(294,288)
Interest expense	1,300,295	1,371,171
Loss on impairment of income-producing property (Note 7)	2,158,673	—

	3,029,225	985,856

GAIN ON SALE OF REAL ESTATE (Note 17), net of costs of sale of
$0 and $279,481, respectively	—	580,519

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(7,154,985)	(1,959,925)

INCOME TAX EXPENSE (BENEFIT) (Note 11):
Current	—	15,907
Deferred	(2,567,535)	(815,290)

	(2,567,535)	(799,383)

LOSS FROM CONTINUING OPERATIONS	(4,587,450)	(1,160,542)

DISCONTINUED OPERATIONS (Note 5):
Earnings from discontinued operations, adjusted for applicable income tax expense of $0 and $11,219, respectively	—	18,305
Gain on sale of real estate income-producing properties, adjusted for applicable income tax expense of $0 and $1,518,651, respectively	—	2,477,799

EARNINGS FROM DISCONTINUED OPERATIONS	—	2,496,104

NET (LOSS) EARNINGS	$(4,587,450)	$1,335,562

NET (LOSS) EARNINGS PER SHARE (Note 14):
From continuing operations — basic and diluted	$(1.23)	$(0.31)
From discontinued operations — basic and diluted	—	0.67

NET (LOSS) EARNINGS PER SHARE — BASIC AND DILUTED	$(1.23)	$0.36

See accompanying notes to consolidated financial statements.

SERVIDYNE, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

			Additional
	Common Stock		Paid-in	Retained	Treasury
	Shares	Amount	Capital	Earnings	Stock	Total

BALANCES at April 30, 2007	3,695,336	$3,695,336	$4,875,160	$13,684,779	$(795,064)	$21,460,211

Net earnings	—	—	—	1,335,562	—	1,335,562
Common stock issued	2,500	2,500	(2,500)	—	—	—
Stock compensation expense	—	—	132,440	—	(3,653)	128,787
Stock option exercise	11,000	11,000	40,000	—	—	51,000
Cash dividends declared — $0.137 per share (adjusted for subsequent stock dividend)	—	—	—	(509,182)	—	(509,182)

BALANCES at April 30, 2008	3,708,836	$3,708,836	$5,045,100	$14,511,159	$(798,717)	$22,466,378

Net loss	—	—	—	(4,587,450)	—	(4,587,450)
Stock compensation expense	—	—	205,118	—	—	205,118
Common stock acquired	—	—	—	—	(135,507)	(135,507)
Common stock issued	22,781	22,781	68,469	—	—	91,250
Cash dividends declared — $0.134 per share (adjusted for stock dividend)	—	—	—	(501,259)	—	(501,259)
Stock dividend declared — 5% at market value on date declared	186,161	186,161	707,414	(852,999)	(40,576)	—

BALANCES at April 30, 2009	3,917,778	$3,917,778	$6,026,101	$8,569,451	$(974,800)	$17,538,530

See accompanying notes to consolidated financial statements.

SERVIDYNE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended
	2009	2008

CONTINUING OPERATIONS:
Cash flows from operating activities:
Net (loss) earnings	$(4,587,450)	$1,335,562
Earnings from discontinued operations, net of tax	—	(2,496,104)
Adjustments to reconcile net (loss) earnings to net cash used in operating activities:
Loss on impairment of income-producing property	2,158,673	—
Gain on sale of real estate	—	(580,519)
Loss on disposal of assets	11,654	108,133
Depreciation and amortization	1,624,795	1,506,618
Amortization of mortgage discount	(20,000)	(30,000)
Deferred tax benefit	(2,611,019)	(799,383)
Stock compensation expense	205,118	128,787
Adjustment to cash surrender value of life insurance	(66,633)	(67,068)
Straight-line rent	(57,058)	15,922
Provision for doubtful accounts, net	22,523	112,294
Changes in assets and liabilities:
Receivables	572,018	(1,509,056)
Costs and earnings in excess of billings	(133,196)	(10,214)
Other current assets	(347,896)	352,359
Other assets	(8,797)	—
Trade and subcontractors payable	(138,263)	(55,497)
Accrued expenses and deferred revenue	88,154	203,962
Accrued incentive compensation	(494,000)	(90,416)
Billings in excess of costs and earnings	(34,344)	(156,746)
Other liabilities	(14,676)	185,436

Net cash used in operating activities	(3,830,397)	(1,845,930)

Cash flows from investing activities:
Deposit of cash proceeds from sale of real estate held in escrow	—	(3,470,700)
Release of restricted cash held in escrow	3,504,096	—
Deposit of restricted cash	(139,833)	—
Purchase of held to maturity investments	(150,000)	—
Proceeds from sale of real estate	—	852,260
Additions to income-producing properties	(192,932)	(732,833)
Additions to property and equipment	(166,166)	(181,779)
Additions to intangible assets	(358,160)	(269,758)
Acquisition, net of cash acquired	(902,657)	—
Premiums paid on officers’ life insurance policies	(56,000)	—

Net cash provided by (used in) investing activities	1,538,348	(3,802,810)

Cash flows from financing activities:
Real estate loan proceeds	—	3,200,000
Mortgage repayments	(352,131)	(2,500,000)
Debt repayments	(280,875)	(556,883)
Repurchase of common stock	(135,507)	—
Deferred loan costs paid	—	(57,346)
Exercise of stock options	—	51,000
Cash dividends paid to shareholders	(501,259)	(509,182)

Net cash used in financing activities	(1,269,772)	(372,411)

DISCONTINUED OPERATIONS:
Operating activities	—	312,588
Investing activities	—	14,616,120
Financing activities	—	(6,187,504)

Net cash provided by discontinued operations	—	8,741,204

Net (decrease) increase in cash and cash equivalents	(3,561,821)	2,720,053
Cash at beginning of period	8,382,947	5,662,894

Cash at end of period	$4,821,126	$8,382,947

Supplemental disclosure of non-cash financing activities:
Issuance of Common Stock under 2000 Stock Award Plan	$24,792	$11,189
Supplemental schedule of cash flow information:
Cash paid during the year for interest	$1,303,887	$1,519,425
Cash paid during the year for income taxes, net	$—	$—

SERVIDYNE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)

Supplementary Disclosures of Non-cash Investing and Financing Activities:

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
For the Years Ended April 30, 2009 and 2008

1.	ORGANIZATION AND BUSINESS

Servidyne, Inc. (together with its subsidiaries, the “Company”) was organized under Delaware law in 1960. In 1984, the Company changed its state of incorporation from Delaware to Georgia. In 2006, the Company changed its name to Servidyne, Inc. from Abrams Industries, Inc. The Company (i) provides comprehensive energy efficiency and building performance-enhancing products and services to owners and operators of existing buildings; and (ii) engages in commercial real estate investment and development. The Company’s wholly-owned subsidiaries comprise the two (2) operating segments and include: Servidyne Systems, LLC and Atlantic Lighting & Supply Co., LLC (the “BPE Segment”); and Abrams Properties, Inc. and subsidiaries, and AFC Real Estate, Inc. and subsidiaries (the “Real Estate Segment”). The Wheatstone Energy Group, LLC, previously a separate, wholly-owned subsidiary, was legally combined with Servidyne Systems, LLC, effective April 30, 2009.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(A)	Principles of consolidation and basis of presentation

The consolidated financial statements include the accounts of Servidyne, Inc., its wholly-owned subsidiaries, and its former 80% investment in Abrams-Columbus Limited Partnership. The Abrams-Columbus Limited Partnership sold its leasehold interest in the land and its owned shopping center in July 2007 (See Footnote 17 — “Dispositions”). All significant intercompany balances and transactions have been eliminated in consolidation.

The Company has made reclassifications related to certain income-producing properties that have been sold in accordance with the provisions of Statement of Financial Accounting Standard (“SFAS”) 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”).

Restatement of Previously Issued Consolidated Financial Statements

Subsequent to the issuance of the quarterly report on Form 10-Q for the period ended October 31, 2008, the Company determined that interest income and certain components of other income were not presented in accordance with the Securities and Exchange Commission (“SEC”) Regulation S-X, Article 5, Rule 5-03, “Income Statement.” In annual periods prior to the year ended April 30, 2009, the Company included interest income and certain components of other income in the determination of total revenues. Beginning in the year ended April 30, 2009, the Company has revised its presentation of interest income and certain components of other income to “other (income) and expenses” in the consolidated statement of operations. Prior period amounts in the consolidated statement of operations, as well as in the notes to the consolidated financial statements, where affected, have been restated to conform to this new presentation. The Company does not believe that these restatements are material to the Company’s consolidated financial statements for the year ended April 30, 2009, or to the consolidated financial statements of any prior periods.

Reclassification of Previously Issued Consolidated Financial Statements

In annual periods prior to the year ended April 30, 2009, and in quarterly periods prior to the quarter ended January 31, 2009, the Company included interest expense together with cost of revenues and selling, general and administrative expenses in the determination of total operating expenses. Beginning in the year ended April 30, 2009, the Company reclassified interest expense to “other (income) and expenses” in the consolidated statement of operations. Prior period amounts have been reclassified to conform to this new presentation.

(B)	Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities as of the date of the financial statements, and the

SERVIDYNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

(C)	Revenue recognition

Revenues derived from implementation, training, support, and base service license fees from customers accessing the Company’s proprietary building productivity software on an application service provider (ASP) basis are recognized in accordance with the provisions of SEC Staff Accounting Bulletin 104, Revenue Recognition (“SAB 104”). For these sources of revenues, the Company recognizes revenue when all of the following conditions are met: there is persuasive evidence of an arrangement; service has been provided to the customer; the collection of fees is probable; and the amount of fees to be paid by the customer is fixed and determinable. The Company’s license arrangements do not include general rights of return. Revenues are recognized ratably over the contract period, which is typically no longer than twelve months, beginning on the commencement date of each contract. Amounts that have been invoiced are recorded in accounts receivable and in revenue or deferred revenue, depending on the timing of when the revenue recognition criteria have been met. Additionally, the Company defers such direct costs and amortizes them over the same time period as the revenue is recognized.

Energy management services are accounted for separately and are recognized as the services are rendered in accordance with SAB 104. Revenues derived from sales of proprietary building productivity software solutions (other than ASP solutions) and hardware products are recognized when products are sold.

Energy savings project revenues are reported on the percentage-of-completion method, using costs incurred to date in relation to estimated total costs of the contracts to measure the stage of completion. Original contract prices are adjusted for change orders in the amounts that are reasonably estimated and in accordance with Statement of Position 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts (“SOP 81-1”). The nature of the change orders usually involves a change in the scope of the project, for example, a change in the number or type of units being installed. The price of change orders is based on the specific materials, labor, and other project costs affected. In accordance with SOP 81-1, paragraph 61, contract revenue and costs are adjusted to reflect change orders when they are approved by both the Company and its customer for both scope and price. For a change order that is unpriced; that is, the scope of the work to be performed is defined, but the adjustment to the contract price is to be negotiated later, the Company evaluates the particular circumstances of that specific instance in determining whether to adjust the contract revenue and/or costs related to the change order. For unpriced change orders, the Company will record revenue in excess of costs related to a change order on a contract only when the Company deems that the adjustment to the contract price is probable based on its historical experience with that customer in accordance with SOP 81-1, paragraph 62. The cumulative effects of changes in estimated total contract costs and revenues (change orders) are recorded in the period in which the facts requiring such revisions become known, and are accounted for using the percentage-of-completion method. At the time it is determined that a contract is expected to result in a loss, the entire estimated loss is recorded. Energy efficient lighting product revenues are recognized when the products are shipped.

The Company leases space in its income-producing properties to tenants, and recognizes minimum base rentals as revenue on a straight-line basis over the lease term. The lease term usually begins when the tenant takes possession of, or controls the physical use of, the leased asset. Generally, this occurs on the lease commencement date. In determining what constitutes a leased asset, the Company evaluates whether the Company or the tenant is the owner of the improvements. If the Company is the owner of the improvements, then the leased asset is the finished space. In such instances, revenue recognition begins when the tenant takes possession of the finished space, typically when the improvements are substantially complete. If the Company determines that the improvements belong to the tenant, then the leased asset is the unimproved space, and any improvement allowances funded by the Company pursuant to the terms of the lease are treated as lease incentives that reduce the revenue recognized over the term of the lease. In these circumstances, the Company begins revenue recognition when the tenant takes possession of the unimproved space. The Company considers a number of different factors in order to determine who owns the

SERVIDYNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

improvements. These factors include (1) whether the lease stipulates the terms and conditions of how an improvement allowance may be spent; (2) whether the tenant or the Company retains legal title to the improvements; (3) the uniqueness of the improvements; (4) the expected economic life of the improvements relative to the length of the lease; and (5) who constructs or directs the construction of the improvements. The determination of who owns the improvements is subject to significant judgment. In making the determination, the Company considers all of the above factors; however, no one factor is determinative in reaching a conclusion. Certain leases may also require tenants to pay additional rental amounts as partial reimbursements for their share of property operating and common area expenses, real estate taxes, and insurance costs, which additional rental amounts are recognized only when earned. In addition, certain retail leases require tenants to pay incremental rental amounts, which are contingent upon their stores’ sales. These percentage rents are recognized only if and when earned and are not recognized on a straight-line basis.

Revenues from the sales of real estate assets are recognized when all of the following has occurred: (a) the property is transferred from the Company to the buyer; (b) the buyer’s initial and continuing investment is adequate to demonstrate a commitment to pay for the property; and (c) the buyer has assumed all future ownership risks of the property. Costs of sales related to sales of real estate assets are based on the specific property sold. If a portion or unit of a property is sold, a proportionate share of the total cost of the property is charged to cost of sales.

(D)	Cash and cash equivalents and short-term investments

Cash and cash equivalents include money market funds and other highly liquid financial instruments, but exclude restricted cash. The Company considers all highly liquid financial instruments with maturities of three (3) months or less to be cash equivalents. The Company considers financial instruments with maturities of three (3) months to one (1) year to be short-term investments. The Company has classified all short-term investments as “held to maturity.” As of April 30, 2009, and April 30, 2008, the Company had an investment in a certificate of deposit, which is included in other long-term assets, that secures a letter of credit on a mortgage note payable that matures in August 2012.

(E)	Restricted cash

Restricted cash includes proceeds from sales of real estate assets, which the Company elects to be deposited and held temporarily in an escrow account at closing of the sale, in order to fund potential acquisitions of income-producing properties through a tax deferred Internal Revenue Code Section 1031 exchange. If the Company does not complete such an acquisition, the funds are released from escrow to the Company and converted to cash and cash equivalents.

(F)	Real estate held for future development or sale

Real estate held for future development or sale is carried at the lower of historical cost or fair value less estimated costs to sell.

(G)	Deferred loan costs

Costs incurred to obtain loans have been deferred and are being amortized over the terms of the respective loans.

(H)	Long-lived assets: income-producing properties, capitalized software, and property and equipment

Income-producing properties are stated at historical cost, and are depreciated for financial reporting purposes using the straight-line method over the respective estimated useful lives of the assets. Significant additions that extend asset lives are capitalized and are depreciated over their respective estimated useful lives. Normal maintenance and repair costs are expensed as incurred. Interest and other carrying costs related to real estate assets under active development are capitalized. Other costs of development and construction of real estate assets are also capitalized.

SERVIDYNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The Company’s most significant long-lived assets are income-producing properties held in its Real Estate Segment. The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Such review takes place on a quarterly basis. The types of events and circumstances that might indicate impairment in the Real Estate Segment include, but are not limited to, those items listed in SFAS 144, paragraph 8, as well as other real estate specific factors as follows:

•	A significant decrease in the market price of a long-lived asset;

•	A significant adverse change in the extent or manner in which a long-lived asset is being used or in its physical condition;

•	A significant adverse change in legal factors or in the business climate that could affect the value of a long-lived asset, including an adverse action or assessment by a regulator;

•	An accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of a long-lived asset;

•	A current-period operating or cash flow loss combined with a history of operating or cash flow losses or a projection or forecast that demonstrates continuing losses associated with the use of a long-lived asset;

•	A current expectation that, more likely than not, a long-lived asset will be sold or otherwise disposed of significantly before the end of its previously estimated useful life;

•	The Company has recently sold similar income-producing properties at losses;

•	The Company has received purchase offers at prices below carrying value;

•	Income-producing properties that have significant vacancy rates or significant rollover exposure from one or more tenants;

•	A major tenant experiencing financial difficulties that may jeopardize the tenant’s ability to meet its lease obligations;

•	Depressed market conditions;

•	Presence of a new competitive property constructed in the asset’s market area; and

•	Evidence of significant corrective measures required to cure structural problems, physical obsolescence, or deterioration of essential building components.

In accordance with paragraph 4 of SFAS No. 144, the Company has determined that the lowest level of identifiable cash flows for long-lived assets in its Real Estate Segment is at each of the individual income-producing properties. Each of these income producing properties operates independent of one another and financial information for these properties is recorded on an individual property basis. When there are indicators of impairment, the recoverability of long-lived assets is measured by a comparison of the carrying amount of the asset against the future net undiscounted cash flows expected to be generated by the asset. The Company estimates future undiscounted cash flows of the Real Estate Segment using assumptions regarding occupancy, counter-party creditworthiness, costs of leasing including tenant improvements and leasing commissions, rental rates and expenses of the property, as well as the expected holding period and cash to be received from disposition. The Company has considered all of these factors in its undiscounted cash flows.

SERVIDYNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During the fourth quarter of fiscal 2009, the anchor tenant of the Company’s owned office building in Newnan, Georgia, defaulted on its lease obligations and subsequently vacated its leased space. Given this event, the Company revised the estimated future undiscounted cash flows expected to be generated by the property and determined that the carrying amount of the related long-lived assets was not recoverable. Accordingly, the Company performed a fair value analysis of the property, determined that its fair market value was less than its current book value, and therefore recorded an impairment loss of approximately $2,007,000 in the fourth quarter of fiscal 2009. The estimated fair value of the Newnan office building was approximately $1,761,000. This determination was based on a number of factors, including a discounted cash flow analysis, quoted prices for similar assets, and management’s judgment. For further information, see Note 7 to the consolidated financial statements.

The BPE Segment has long-lived assets that consist primarily of capitalized software costs, classified as intangible assets, net on the balance sheet, as well as a portion of the property and equipment on the balance sheet. Software development costs are accounted for in accordance with Emerging Issues Task Force (“EITF”) 00-3 that sets forth the accounting of software in a Web hosting arrangement. As such, the Company follows the guidance set forth in Statement of Position (“SOP”) 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, in accounting for the development of its on-demand application services. SOP 98-1 requires that software development costs that are incurred in a preliminary project stage should be expensed as incurred. Costs that are incurred during the application development stage are capitalized and reported at the lower of unamortized cost or net realizable value. Capitalization ceases when the computer software development project, including testing of the computer software, is substantially complete and the software product is ready for its intended use. Capitalized costs are amortized on a straight-line basis over the estimated economic life of the product.

Events or circumstances which would trigger an impairment analysis of these long-lived assets include:

•	A change in the estimated remaining useful life of the asset;

•	A change in the manner in which the asset is used in the income generating business of the Company; or

•	A current-period operating or cash flow loss combined with a history of operating or cash flow losses, or a projection or forecast that demonstrates continuing losses associated with the use of a long-lived asset.

Long-lived assets in the BPE Segment are grouped together for purposes of impairment, as assets and liabilities of the BPE Segment are not independent of one another. On an annual basis at January 31, unless events or circumstances occur in the interim, as discussed above, the Company reviews its BPE Segment’s long-lived assets for impairment. Future undiscounted cash flows of the segment, as measured in its goodwill impairment analysis, are used to determine whether impairment of long-lived assets exists in the BPE Segment.

(I) Goodwill and other intangible assets

Intangible assets primarily consist of trademarks, acquired computer software, customer relationships, proprietary BPE software solutions, real estate lease costs, and deferred loan costs. The trademarks are not amortized as they have indefinite lives. However, the acquired computer software, proprietary BPE software solutions, customer relationships, real estate lease costs, and deferred loan costs are amortized using the straight-line method over the following estimated useful lives:

Acquired computer software	3 years
Proprietary BPE software solutions	5 years
Customer relationships	5 years
Lease costs	Over the term of the lease
Loan costs	Over the term of the loan

Goodwill and intangible assets with indefinite lives are reviewed for impairment on an annual basis or whenever events or changes in circumstances indicate that the carrying basis of an asset may not be recoverable, as required in

SERVIDYNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

accordance with SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). All of the Company’s goodwill and indefinite-lived intangible assets are assigned to the BPE Segment, which has also been determined to be the reporting unit. The valuation methodologies used to calculate the fair value of the BPE Segment in fiscal year 2009 were (1) the discounted cash flow method of the income approach and (2) the guideline company method of the market approach.

The Company performed the annual impairment analysis of goodwill and indefinite-lived intangible assets for the BPE Segment in the quarter ended January 31, 2009, as required by SFAS 142. The annual analysis resulted in a determination of no impairment in fiscal 2009. As of April 30, 2009, the Company does not believe that any of its goodwill or other intangible assets are impaired.

The valuation methodologies used to calculate the fair value of the BPE Segment in fiscal 2009 were the discounted cash flow method of the income approach and the guideline company method of the market approach. The Company believes that these two (2) methodologies are commonly used valuation methodologies. SFAS 142 discusses both methodologies as acceptable in determining the fair value of a reporting unit. In assessing the fair value of the BPE Segment, the Company believes a market participant would likely consider both the cash flow generating ability of the reporting unit, as well as, current market multiples of companies facing similar risks in the marketplace.

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

In the guideline company method of the market approach, the value of a reporting unit is estimated by comparing the subject to similar businesses or “guideline companies” whose securities are actively traded in public markets. The comparison is generally based on data regarding each of the companies’ stock price and earnings, which is expressed as a fraction known as a “multiple.” The premise of this method is that if the guideline public companies are sufficiently similar to each other, then their multiples should be similar. The multiples for the guideline companies are analyzed, adjusted for differences as compared to the subject company, and then applied to the applicable business characteristics of the subject company to arrive at an indication of the fair value. The Company believes that the inclusion of a market approach analysis in the fair value calculation is beneficial, as it provides an indication of value based on external, market-based measures.

In the application of the income approach, financial projections were developed for use in the discounted cash flow calculations. Significant assumptions included revenue growth rates, margin rates, SG&A costs, and working capital and capital expenditure requirements over a period of ten (10) years. Revenue growth rate and margin rate assumptions were developed using historical Company data, current backlog, specific customer commitments, status of outstanding customer proposals, and future economic and market conditions expected. Consideration was then given to the estimated SG&A costs, working capital, and capital expenditures required to generate the revenue and margin determined. The other significant assumption used with the income approach was the assumed rate at which to discount the cash flows. The rate was determined by utilizing the weighted average cost of capital method.

In the application of the income approach model, three (3) separate financial projection scenarios were prepared using the above assumptions: the first used the expected revenue growth rates, the second used higher revenue growth rates, and the third used lower revenue growth rates. The revenue growth rates ranged from 36.5% in fiscal year 2010 to 3% in the terminal year. The discount rates used in the scenarios ranged from 17% for the lower growth scenario to 19% in the higher growth scenario. In each of the three (3) discounted cash flow models, there was no indication of goodwill impairment. For the assessment of fair value of the BPE Segment based on the income approach, the results of the three (3) scenarios were weighted (60% for the expected case and 20% each for the other scenarios) to produce the applicable fair value indication using the income approach. The weightings reflect the

SERVIDYNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company’s view of the relative likelihood of each scenario. The revenue growth rates for the three scenarios were developed using historical Company data, current backlog, specific customer commitments, status of outstanding customer proposals, and future economic and market conditions expected. The Company noted that, all other variables being held constant, an increase of approximately 11% in the discount rate applied to each of the three scenarios used in the income approach would indicate impairment. The Company also noted that, reducing the revenue growth rate in the expected case scenario of the income approach by more than 9.5%, while holding gross margin rates and SG&A costs constant, would indicate impairment. To simplify the analysis, the Company excluded the weighting of the market approach result. If the Company had included the market approach in the revenue growth sensitivity analysis, the growth rate would have had to decline by a substantially greater amount to indicate impairment.

In the application of the market approach, the Company considered valuation multiples derived from four (4) comparable public companies that were identified as belonging to a group of industry peers. The applicable financial multiples of the comparable companies were adjusted for profitability and size and then applied to the BPE Segment. This result also indicated that no impairment existed.

The comparable companies selected for the market approach were similar to the BPE Segment in terms of business description and markets served. As such, the Company believes a market participant is likely to consider the market approach in determining the fair value of the BPE Segment. In addition, the Company believes a market participant will consider the cash flow generating capacity of the BPE Segment using an income approach. Management believes both the market and income approaches provide meaningful indications of the fair value to the BPE Segment; therefore, the results of the income approach and the market approach were equally weighted and compared to the carrying value of the BPE Segment.

The most significant change in valuation methodology used for valuing goodwill in fiscal 2009 as compared to prior years was the addition of the market approach. In prior years, the Company used a single method to perform the test of goodwill, a discounted cash flow method under the income approach. In the current year’s test as discussed above, both the income approach and market approach were used.

(J)	Income taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and to tax loss carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to be applied to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.

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

(K)	Derivative instruments and hedging activities

The Company accounts for derivative instruments and hedging activities, if any, in accordance with SFAS 133, Accounting for Derivative Instruments and Hedging Activities, as amended. Under SFAS 133, derivative

SERVIDYNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

instruments are recognized in the balance sheet at fair value, and changes in the fair value of such instruments are recognized currently in earnings, unless specific hedge accounting criteria are met. In the years ended April 30, 2009, and April 30, 2008, the Company had no derivative instruments or hedging activities.

(L)	Discontinued operations

The Company follows SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which requires, among other things, that the gains and losses from the disposition of certain income-producing real estate assets, and associated liabilities, operating results, and cash flows, be reflected as discontinued operations in the financial statements for all periods presented. Although net earnings is not affected, the Company has reclassified the results of sold assets that were previously included in continuing operations as discontinued operations for qualifying dispositions under SFAS 144.

(M)	Other current assets

Other current assets consisted of the following as of April 30, 2009, and April 30, 2008:

	2009	2008

Inventory	$654,443	$359,181
Prepaid software consulting	132,731	—
Prepaid real estate taxes	89,213	156,562
Deferred costs	92,210	115,865
Prepaid insurance	119,849	79,708
Prepaid rent	48,905	52,139
Deposits	194,994	42,470
Prepaid consulting fees	25,000	25,000
Other	302,376	180,379

	$1,659,721	$1,011,304

(N)	Other assets

Other assets consisted of the following as of April 30, 2009, and April 30, 2008:

	2009	2008

Cash surrender value of life insurance	$1,323,318	$1,200,684
Deferred executive compensation	733,378	1,032,145
Short-term investment	450,000	300,000
Straight-line rent	210,901	153,845
Notes receivable	9,250	9,500
Other	9,047	—

	$2,735,894	$2,696,174

(O)	Other income

Other income primarily represents proceeds from insurance recoveries or legal settlements. Other income for the year ended April 30, 2009, included $285,000 related to a January 30, 2009, settlement of an insurance claim.

SERVIDYNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(P)	Recent accounting pronouncements

In March 2009, the FASB unanimously voted for the FASB Accounting Standards Codification (the “Codification”) to be effective for interim and annual periods ending after September 15, 2009. Other than resolving certain minor inconsistencies in current U.S. GAAP, the Codification is not meant to change GAAP, but is intended to make it easier to find and research GAAP applicable to particular transactions or specific accounting issues. The Codification is a new structure that organizes existing accounting pronouncements into approximately 90 accounting topics. Once approved, the Codification will be the single source of authoritative U.S. GAAP. All guidance included in the Codification will be considered authoritative at that time, even guidance that comes from what is currently deemed to be a non-authoritative section of a standard. Once the Codification becomes effective, all non-grandfathered, non-SEC accounting literature not included in the Codification will become non-authoritative. The Company plans to adopt the Codification in the second quarter of fiscal 2010.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”). This statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (“GAAP”) in the United States. SFAS 162 became effective in the fourth quarter of fiscal 2009. The Company has determined that the adoption of SFAS 162 did not result in a change in any of the Company’s current accounting practices and, thus, did not have an impact on the determination or reporting of the Company’s financial results.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS 165”). This statement does not materially change existing guidance. Rather, SFAS 165 introduces the concept of financial statements being available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, that is, whether that date represents the date the financial statements were issued or were available to be issued. This disclosure will alert users of financial statements that an entity has not evaluated subsequent events after the date stated in the financial statements and related footnotes being presented. SFAS 165 will be effective for all interim and annual periods ending after June 15, 2009. The Company plans to adopt SFAS 165 in the first quarter of fiscal 2010.

In April 2009, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (“FSP FAS 115-2 and FAS 124-2”). This FSP amends the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments in the financial statements. The most significant change the FSP brings is a revision to the amount of other-than-temporary loss of a debt security recorded in earnings. FSP FAS 115-2 and FAS 124-2 is effective for interim and annual periods ending after June 15, 2009. The Company does not expect that this FSP will have a significant impact on the determination or reporting of the Company’s financial results for the fiscal year ended April 30, 2010.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141(R)”), which replaces SFAS No. 141, Business Combinations. SFAS 141(R) retains the underlying concepts of SFAS 141 in that all business combinations are still required to be accounted for at fair value under the acquisition method of accounting, but SFAS 141(R) changed the method of applying the acquisition method in a number of significant aspects. Acquisition costs will generally be expensed as incurred; non-controlling interests will be valued at fair value at the acquisition date; in-process research and development will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date; restructuring costs associated with a business combination will generally be expensed subsequent to the acquisition date; and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense. SFAS 141(R) will be effective on a prospective basis for all business combinations for which the acquisition date is on or after the beginning of the first annual period subsequent to December 15, 2008, with the exception of the accounting for valuation allowances on deferred taxes and acquired tax contingencies. SFAS 141(R) amends SFAS 109 such that adjustments made to valuation allowances on deferred taxes and acquired tax contingencies associated with

SERVIDYNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

acquisitions that closed prior to the effective date of SFAS 141(R) would also apply the provisions of SFAS 141(R). Early adoption is not permitted. The Company has determined that this statement will not have a significant impact on the Company’s financial statements for the fiscal year ended April 30, 2010.

In April 2008, the FASB issued FSP 142-3, Determining the Useful Life of Intangible Assets (“FSP 142-3”). FSP 142-3 was designed to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141 (revised 2007), Business Combinations, and other guidance under GAAP. FSP 142-3 will be effective for the Company on May 1, 2009. Early adoption is prohibited. The Company does not expect that this FSP will have a significant impact on the determination or reporting of the Company’s financial results for the fiscal year ended April 30, 2010.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in accordance with GAAP, and expands disclosures about fair value measurements. SFAS 157 applies where other accounting pronouncements require or permit fair value measurements; it does not require any new fair value measurements under GAAP. The effects of adoption are determined by the types of instruments carried at fair value in the Company’s financial statements at the time of adoption, as well as the method utilized to determine their fair values prior to adoption. SFAS 157 was effective for financial assets and liabilities on May 1, 2008. SFAS 157 will be effective for non-financial assets and liabilities, including assets measured at fair value due to impairments, on May 1, 2009. The Company has determined that this statement did not have a significant impact on the determination or reporting of the Company’s financial results for the fiscal year ended April 30, 2009, and does not believe that it will have a significant impact for the fiscal year ended April 30, 2010.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 was effective for the Company on May 1, 2008. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. This statement also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. Unrealized gains and losses on items for which the fair value option is elected will be reported in earnings. The Company elected not to apply the fair value option to its existing financial assets and liabilities on SFAS 159’s effective date. Thus, this statement did not have an impact on the determination or reporting of the Company’s financial results.

3.	STOCK COMPENSATION

On June 5, 2008, the Company declared a stock dividend of five percent (5%) to all shareholders of record on June 18, 2008. Accordingly, on July 1, 2008, the Company issued 177,708 shares of stock pursuant to the stock dividend. All stock options and stock appreciation rights (“SARs”) have been adjusted retroactively to increase the number of stock options and SARs outstanding to account for the stock dividend for all periods presented.

The Company has three (3) outstanding types of equity-based incentive compensation instruments in effect with employees, non-employee directors and certain outside service providers: stock options, SARs, and restricted stock. The Company typically uses authorized, unissued shares to provide shares for these equity-based instruments.

For the years ended April 30, 2009, and April 30, 2008, the Company’s net earnings included $205,118 and $128,787, respectively, of total equity-based compensation expenses, and $78,265 and $49,102, respectively, of related income tax benefits. All of these expenses are included in selling, general and administrative expenses in the consolidated statements of operations. At April 30, 2009, there were total unrecognized equity-based compensation expenses of $281,352 that are expected to be recognized over a weighted average period of approximately 1.9 years.

SERVIDYNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock options

A summary of stock options activity for the fiscal years ended April 30 is as follows:

	2009		2008
		Weighted		Weighted
	Options to	Average	Options to	Average
	Purchase	Exercise	Purchase	Exercise
	Shares	Price	Shares	Price

Outstanding at beginning of year	483,536	$4.45	595,540	$4.44
Granted	10,500	5.24	—	—
Forfeited	(11,550)	4.59	(62,370)	4.43
Expired	—	—	(38,084)	4.42
Exercised	—	—	(11,550)	4.42

Outstanding at end of year	482,486	$4.46	483,536	$4.45

Vested at end of year	471,986	$4.44	483,536	$4.45

Stock options typically vest over a period of two (2) years. As of April 30, 2009, 98% of the outstanding stock options were exercisable, but none were “in the money.” As of April 30, 2008, 483,536, or 100%, of the outstanding stock options were exercisable and “in the money.”

A summary of information about all stock options outstanding as of April 30, 2009, is as follows:

		Weighted
		Average
	Number of	Remaining
	Outstanding	Contractual
Exercise Price	Options	Life (Years)

$4.42	415,629	3.53
$4.59	55,440	5.90
$5.19	917	5.13
$5.24	10,500	4.12

The Company estimates the fair value of each stock option award on the date of grant using the Black-Scholes option-pricing model. The risk free interest rate utilized in the Black-Scholes calculation is the interest rate of the U.S. Treasury Bill having the same maturity period as the expected life of the stock option awards. The expected life of the stock options granted is based on the estimated holding period of the respective awarded stock options. The expected volatility of the stock options granted is based on the historical volatility of the Company’s stock over the preceding five-year period using the month-end closing stock price. The fair value for the stock options granted in fiscal 2009 was estimated on the respective grant date using the following weighted average assumptions in the Black-Scholes option-pricing model:

Expected life (years)	5
Dividend yield	2.55%
Expected stock price volatility	37.11%
Risk-free interest rate	3.73%
Fair value of options granted	$1.16

There were no stock options granted in fiscal 2008.

Compensation expenses related to the vesting of options for fiscal year 2009 were $22,900, and the related income tax benefits were $9,023. Comparatively, there were no compensation expenses or related tax benefits related to the vesting of options in fiscal year 2008.

SERVIDYNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock appreciation rights

A summary of SARs activity for the fiscal years ended April 30 is as follows:

	2009		2008
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	SARs	Price	SARs	Price

Outstanding at beginning of year	411,600	$4.26	451,500	$3.86
Granted	184,000	4.57	117,600	5.29
Exercised	—	—	—	—
Forfeited	(30,250)	3.98	(157,500)	3.91

Outstanding at end of year	565,350	$4.37	411,600	$4.26

Vested at end of year	—	$—	—	$—

All SARs awarded as of April 30, 2009, have a five-year vesting period, in which thirty percent (30%) of the SARs will vest on the third year anniversary of the date of grant, thirty percent (30%) will vest on the fourth year anniversary of the date of grant, and forty percent (40%) will vest on the fifth year anniversary of the date of grant, with an early vesting provision by which one hundred percent (100%) of the SARs would vest immediately on the date of a change in control of the Company or if the Company’s stock price closes at or above a certain price for ten (10) consecutive trading days. For the 542,850 SARs outstanding at April 30, 2009, which were granted prior to the stock dividend, the triggering price is $19.05 per share. For the 22,500 SARs outstanding at April 30, 2009, which were granted subsequent to the stock dividend, the triggering price is $20.00 per share.

A summary of information about SARs outstanding as of April 30, 2009, is as follows:

	Outstanding	Exercisable	Contractual
Exercise Price	SARs	SARs	Life (Years)

$3.94	182,700	0	7.16
$3.79	111,300	0	7.61
$4.09	10,500	0	8.02
$4.19	10,500	0	8.12
$6.19	38,850	0	8.42
$5.00	52,500	0	8.99
$4.76	136,500	0	9.13
$4.00	22,500	0	9.39

The Company estimates the fair value of each SARs grant on the date of grant using the Black-Scholes option-pricing model. The risk free interest rate utilized in the Black-Scholes calculation is the interest rate of the U.S. Treasury Bill having the same maturity period as the expected life of the Company’s SARs awards. The expected life of the SARs granted is based on the estimated holding period of the respective SARs awards. The expected volatility is based on the historical volatility of the Company’s stock over the preceding five-year period using the month-end closing stock price. The SARs granted had the following weighted average assumptions and fair values:

	2009	2008

Expected life (years)	5	7.23
Dividend yield	2.59%	2.75%
Expected stock price volatility	37.25%	38.14%
Risk-free interest rate	3.45%	4.13%
Fair value of SARs granted	$0.91	$1.16

SERVIDYNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Compensation expenses related to the vesting of SARs for fiscal years 2009 and 2008 were $164,315 and $121,434, respectively, and related income tax benefits were $62,439 and $46,145, respectively. The compensation expenses were included in selling, general and administrative expenses in the consolidated statements of operations.

Shares of restricted stock

Periodically, the Company has awarded shares of restricted stock to employees, non-employee directors and certain outside service providers. The awards are recorded at fair market value on the date of grant and typically vest over a period of one (1) year. As of April 30, 2009, there were unrecognized compensation expenses totaling $7,179 related to grants of shares of restricted stock, which the Company expects to be recognized over the ensuing year. For fiscal years 2009 and 2008, compensation expenses related to the vesting of shares of restricted stock were $17,903 and $7,353, respectively, and the related income tax benefits were $6,803 and $2,794, respectively.

The following table summarizes restricted stock activity for the fiscal years ended April 30:

	2009	2008

Non-vested restricted stock at beginning of year	1,785	—
Granted	5,800	2,625
Forfeited	(505)	(840)
Vested	(1,785)	—

Non-vested restricted stock at end of year	5,295	1,785

The weighted average per share fair values of the restricted stock awards granted in fiscal years 2009 and 2008 were $4.72 and $4.27, respectively.

4.	RESTRICTED CASH

Restricted cash is cash proceeds from sales of real estate assets, which the Company elected to be deposited temporarily into an escrow account at closing of the sale in order to fund potential acquisitions of income-producing properties through a tax deferred Internal Revenue Code Section 1031 exchange. If the Company does not complete such an acquisition, then the funds are released from escrow to the Company and converted to cash and cash equivalents. All of the restricted cash as of April 30, 2008, was released from escrow to the Company on June 11, 2008, and converted to cash and cash equivalents.

5.	DISCONTINUED OPERATIONS

The Company is in the business of creating long-term value by periodically realizing gains through the sale of real estate assets, and then redeploying its capital by reinvesting the proceeds from such sales in new real estate assets or other segments of the Company. SFAS 144 requires, among other things, that the operating results of certain income-producing assets be included in discontinued operations in the statements of operations for all periods presented. The Company classifies an asset as held for sale when the asset is under a binding sales contract with minimal contingencies, and the buyer is materially at risk if the buyer fails to complete the transaction. However, each potential transaction is evaluated based on its separate facts and circumstances. Pursuant to this standard, as of April 30, 2009, and April 30, 2008, the Company had no income-producing assets that were classified as held for sale.

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

SERVIDYNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

All historical statements have been restated in accordance with SFAS 144. Summarized financial information for discontinued operations for the fiscal years ended April 30 is as follows:

	2009	2008

REAL ESTATE SEGMENT
Rental revenues	$—	$1,129,510
Rental property operating expenses, including depreciation	—	812,439
Interest expenses and loan prepayment fees	—	287,547

Total operating earnings from discontinued operations	—	29,524
Income tax expense	—	11,219

Total operating earnings from discontinued operations, net of tax	—	18,305
Gain on sale of income-producing properties	—	3,996,450
Income tax expense	—	1,518,651

Gain on sale of income-producing properties, net of tax	—	2,477,799

Earnings from discontinued operations, net of tax	$—	$2,496,104

There were no assets or liabilities related to discontinued operations remaining in the Company’s consolidated balance sheet as of April 30, 2009, or April 30, 2008.

6.	CONTRACTS IN PROGRESS

Assets and liabilities that are related to contracts in progress, including contracts receivable, are included in current assets and current liabilities, respectively, as they will be liquidated in the normal course of contract completion, which is expected to occur within one year. Amounts billed and costs and earnings recognized on contracts in progress at April 30 were:

	2009	2008

Costs and earnings in excess of billings:
Accumulated costs and earnings	$2,129,684	$976,783
Amounts billed	1,720,734	701,029

	$408,950	$275,754

Billings in excess of costs and earnings:
Amounts billed	$2,574,827	$4,508,831
Accumulated costs and earnings	2,546,612	4,446,272

	$28,215	$62,559

SERVIDYNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	INCOME-PRODUCING PROPERTIES

Income-producing properties and their estimated useful lives at April 30 were as follows:

	Estimated
	Useful Lives	2009	2008

Land	N/A	$6,198,061	$6,574,218
Buildings and improvements	7-39 years	17,116,710	18,559,164

		$23,314,771	$25,133,382
Less — accumulated depreciation		3,923,396	3,359,973

		$19,391,375	$21,773,409

Depreciation expense from continuing operations for the years ended April 30, 2009, and April 30, 2008, was $563,423 and $562,720, respectively. These amounts are included in Real Estate cost of revenues on the accompanying consolidated statements of operations.

During the fourth quarter of fiscal 2009, the anchor tenant of the Company’s owned office building in Newnan, Georgia, defaulted on its lease obligations and subsequently vacated its leased space, which lowered the building’s occupancy rate to 28%. Given this event, the Company determined that the property’s fair market value was less than its current book value, and therefore recorded an impairment loss of approximately $2,007,000 in the fourth quarter of fiscal 2009. Additionally, given this event, the Company also recorded an impairment loss of approximately $151,000 in the fourth quarter of fiscal 2009 to write off the remaining net book value of the anchor tenant’s capitalized lease cost, which was initially recorded as an intangible asset when the Company acquired the Newnan office building in fiscal 2007.

8.	PROPERTY AND EQUIPMENT

The major components of property and equipment and their estimated useful lives at April 30 were as follows:

	Estimated
	Useful Lives	2009	2008

Buildings and improvements	3-39 years	$496,276	$496,276
Equipment	3-10 years	1,661,297	1,407,235
Vehicles	3-5 years	296,783	308,808

		$2,454,356	$2,212,319
Less — accumulated depreciation		1,656,800	1,400,419

		$797,556	$811,900

Depreciation expense from continuing operations for the years ended April 30, 2009, and April 30, 2008, was $257,924 and $195,865, respectively. These amounts are included in selling, general, and administrative expenses on the accompanying statements of operations.

9.	MORTGAGE NOTES PAYABLE AND LEASES

As of April 30, 2009, the Company owned two (2) shopping centers and two (2) office buildings. All of these owned properties were pledged as collateral on respective mortgage notes payable. Exculpatory provisions of the mortgage notes payable limit the Company’s liability for repayment to its interest in each respective owned property.

The owned shopping centers are leased to tenants for terms expiring on various dates during fiscal years 2009 to 2020, while the office properties are leased to tenants for terms expiring on various dates during fiscal years 2010 to 2014. The Company also leases one (1) shopping center under a leaseback arrangement expiring in fiscal year 2013.

SERVIDYNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company’s lease on that property contains exculpatory provisions that limit the Company’s liability for payment to its interest in the lease. The leaseback shopping center is subleased to the Kmart Corporation. The term of the Company’s lease either is the same as, or may be extended to correspond to, the term of the sublease.

All leases are operating leases. The owned shopping center leases typically require that the tenants make fixed rental payments over a period of three (3) to twenty (20) years, may grant the tenant renewal options, and may provide for contingent rentals if the tenant’s annual sales volume in the leased space exceeds a predetermined amount. The leases on the office properties typically require tenants to make fixed rental payments over a period of three (3) to seven (7) years. In most cases, the shopping center leases and office leases provide that the tenants bear a portion of the costs of insurance, repairs, maintenance and taxes.

Base rental revenues recognized from owned shopping centers and owned office properties in 2009 and 2008 were approximately $2,430,000 and $2,717,000, respectively. Base rental revenues recognized from the leaseback shopping centers in 2009 and 2008 were approximately $255,000 and $330,000, respectively. No contingent rental revenues were recognized on any of the shopping centers in 2009 or 2008.

Approximate future minimum annual rental revenues from all income-producing properties are projected as follows:

Year Ending April 30,	Owned	Leaseback

2010	$2,314,000	$255,000
2011	1,777,000	255,000
2012	1,405,000	255,000
2013	863,000	149,000
2014	429,000	—
Thereafter	1,727,000	—

Total	$8,515,000	$914,000

The expected future minimum principal and interest payments on mortgage notes payable for the owned income-producing properties, and the approximate future minimum rentals expected to be paid on the leaseback center, are as follows:

	Owned Income-Producing		Leaseback
	Properties Mortgage Payments		Center Rental
Year Ending April 30,	Principal(1)(2)	Interest	Payments

2010	$381,858	$1,202,059	$105,203
2011	411,036	1,175,840	105,203
2012	438,385	1,148,491	105,203
2013	4,305,762	891,405	61,368
2014	348,899	793,833	—
Thereafter	12,716,558	4,364,528	—

Total	$18,602,498	$9,576,156	$376,977

(1)	On one of the mortgage notes, the lender has an option to call the note for early repayment any time after July 1, 2011, upon thirteen (13) months’ prior written notice. The balance of this mortgage note payable was approximately $7,060,000 as of April 30, 2009. The information presented here assumes the call option will not be exercised.
(2)	During the fourth quarter of fiscal 2009, the anchor tenant of the Company’s Newnan office building defaulted on its lease obligations. Due to the tenant’s default, the current financial condition, and the fact that the tenant has vacated the leased space, the Company does not anticipate that such tenant will make any additional lease payments. Consequently, the Company has not made payments on the property’s mortgage loan beginning in

SERVIDYNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

May 2009 and has offered to return the property to the lender. The lender has not yet communicated to the Company how it plans to proceed. Exculpatory provisions of the mortgage loan generally limit the Company’s liability for repayment to its interest in the property. This schedule was prepared based on the fact that the Newnan mortgage loan was not in default as of April 30, 2009. The principal amounts shown above include the following amounts for the Newnan mortgage loan: $41,602 in 2010; $44,150 in 2011; $46,854 in 2012; $49,724 in 2013; $52,770 in 2014; and $2,933,859 thereafter. The interest amounts shown above include the following amounts for the Newnan mortgage loan: $187,639 in 2010; $185,091 in 2011; $182,387 in 2012; $179,516 in 2013; $176,471 in 2014; and $536,538 thereafter.

The mortgage notes payable are due at various dates between August 1, 2012, and July 1, 2029, and bear interest at rates ranging from 5.96% to 7.75%. At April 30, 2009, the weighted average interest rate for all outstanding debt was 6.44% including other long-term debt and credit facilities (see Note 10 — “Other Long-Term Debt”).

The Company’s mortgage notes do not contain any financial covenants, with the exception of a guarantee on one (1) of its real estate mortgage loans that requires a Company subsidiary to maintain a net worth of at least $4 million. The subsidiary’s net worth was approximately $16 million as of April 30, 2009.

Based on the borrowing rates currently available to the Company for mortgage notes with similar terms and average maturities, the fair value of mortgage notes payable is $17,130,767 as of April 30, 2009.

Secured letter of credit

In conjunction with terms of the mortgage on an owned office building, the Company is required to provide for potential future tenant improvement costs and lease commissions with additional collateral, in the form of a letter of credit in the amount of $300,000 from July 17, 2005, through July 16, 2008; and $450,000 from July 17, 2008, through August 1, 2012. The letter of credit is secured by a certificate of deposit, which is recorded on the accompanying balance sheet as a non-current other asset as of April 30, 2009, and 2008.

10.	OTHER LONG-TERM DEBT

Other long-term debt at April 30 was as follows:

	2009	2008

Note payable, net of discount ($150,000 at April 30, 2009), bearing interest at the prime rate plus 1.5% (4.75% at April 30, 2009); interest only payments due monthly; matures December 18, 2011; secured by all general assets of The Wheatstone Energy Group.	$850,000	$870,000
Note payable bearing interest at 6.8%; interest due annually on December 31, beginning December 31, 2004, and principal payments due annually in installments as defined in the agreement commencing on December 19, 2008; matures on December 19, 2010.	235,000	275,000
Note payable bearing interest at 8.25%; interest due monthly on the first day of the month commencing on September 1, 2007, and principal payments due in full at maturity on July 31, 2008.	—	240,875
Note payable bearing interest at 8.0%; interest due quarterly on a calendar year commencing on September 30, 2008, and principal payments due in full at maturity on June 6, 2009.	100,000	—
Total other long-term debt.	1,185,000	1,385,875
Less current maturities.	185,000	280,875

Total other long-term debt, less current maturities.	$1,000,000	$1,105,000

SERVIDYNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The future minimum principal payments due on other long-term debt are as follows:

Fiscal Year Ending April 30,

2010	$185,000
2011	150,000
2012	850,000
2013	—
2014	—
Thereafter	—

Total	$1,185,000

The other long-term debt obligations have no financial or non-financial covenants.

Based on the borrowing rates currently available to the Company for bank loans with similar terms and average maturities, the fair value of other long-term debt is $1,123,744 as of April 30, 2009.

11.	INCOME TAXES

The expenses (benefit) for income taxes from continuing operations consist of the following:

	Current	Deferred	Total

Year ended April 30, 2009
Federal	$—	$(2,432,808)	$(2,432,808)
State and local	—	(134,727)	(134,727)

	$—	$(2,567,535)	$(2,567,535)

Year ended April 30, 2008
Federal	$15,907	$(657,936)	$(642,029)
State and local	—	(157,354)	(157,354)

	$15,907	$(815,290)	$(799,383)

Total income tax benefits from continuing operations recognized in the consolidated statements of operations differs from the amounts computed by applying the federal income tax rate of 34% to pretax loss, as a result of the following:

	2009	2008

Computed “expected” benefit	$(2,432,695)	$(666,375)
State and local income taxes	(6,253)	(78,397)
Permanent items	(6,638)	(13,371)
State net operating loss adjustment	(127,775)	(35,540)
Federal net operating loss adjustment	(28,203)	—
Other	34,029	(5,700)

	$(2,567,535)	$(799,383)

SERVIDYNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The tax effects of the temporary differences that give rise to significant portions of the deferred income tax assets and deferred income tax liabilities, at April 30, are presented below:

	2009	2008

Deferred income tax assets:
Items not currently deductible for tax purposes:
Net operating loss carryforwards, federal and state(1)	$3,088,067	$2,285,566
Valuation allowance	(236,098)	(236,098)
Income producing properties and property and equipment, principally because of differences in depreciation and capitalized interest	53,981	53,981
Gain/loss on disposal of assets	819,170	—
Capitalized costs	41,822	45,624
Bad debt reserves	56,821	74,322
Deferred compensation plan expenses	281,754	392,287
Compensated absences	46,048	34,820
Other accrued expenses	394,951	629,271
Other	285,501	126,861

Gross deferred income tax assets	4,832,017	3,406,634

Deferred income tax liabilities:
Income producing properties and property and equipment, principally because of differences in depreciation and capitalized interest	1,368,778	1,322,436
Gain on real estate sales structured as tax-deferred like-kind exchanges	5,261,572	6,521,598
Other	111,601	83,553

Gross deferred income tax liability	6,741,951	7,927,587

Net deferred income tax liability	$1,909,934	$4,520,953

(1)	The federal NOL carryforwards expire in various years after fiscal 2024. The majority of the state NOL carryforwards expire between the fiscal years 2024 and 2027.

The valuation allowance against deferred tax assets at April 30, 2009, and April 30, 2008, was $236,098 in both years. The valuation allowance reduces tax deferred tax assets to an amount that represents management’s best estimate of the amount of such deferred tax assets that most likely will be realized.

The valuation allowance currently recorded against the DTA for state NOL carryforwards was recorded for certain separate return limitation years. These were years that the separate legal entities generated tax losses prior to the filing of a consolidated tax return. In order for these losses to be utilized in the future, the legal entity which generated the losses must generate the taxable income to offset it. The allowance was recorded as management asserted that it was not more-likely-than-not that these losses would be utilized prior to expiration.

The Company has no material FIN 48 obligations. The Company’s policy is to record interest and penalties as a component of income tax expense (benefit) in the consolidated statement of operations.

The Company and its subsidiaries’ income tax returns are subject to examination by federal and state tax jurisdictions for fiscal years 2006 through 2008.

SERVIDYNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.	401(K) PLAN

The Company has a 401(k) plan (the “Plan”) which covers the majority of its employees. Pursuant to the provisions of the Plan, eligible employees may make salary deferral (before tax) contributions of up to one hundred percent (100%) of their total compensation per plan year, not to exceed a specified maximum annual contribution as determined by the Internal Revenue Service. The Plan also includes provisions that authorize the Company to make additional discretionary contributions. Such contributions, if made, are allocated among all eligible employees as determined under the Plan. The trustee under the Plan invests the assets of each participant’s account, as directed by the participant. The Plan assets currently do not include any stock of the Company. Funded discretionary employer contributions to the Plan for fiscal years 2009 and 2008 were approximately $62,000 and $63,000, respectively. The net assets in the Plan, which is administered by an independent trustee, were approximately $4,050,000 and $5,094,000 at April 30, 2009, and April 30, 2008, respectively. In conjunction with the acquisition of the assets of Servidyne Systems, Inc. in fiscal 2002, the Company assumed a 401(k) plan (the “Servidyne Systems Plan”), which covered a significant number of the employees. Under the provisions of the Servidyne Systems Plan, participants could contribute up to one hundred percent (100%) of their compensation per plan year, not to exceed a specified maximum annual contribution as determined by the Internal Revenue Service. The Servidyne Systems Plan was frozen as of January 1, 2003, and no additional employee or employer contributions were funded after that date.

13.	SHAREHOLDERS’ EQUITY

In fiscal 2001, the Company’s shareholders approved the 2000 Stock Award Plan (the “2000 Award Plan”). The 2000 Award Plan permits the grant of incentive and non-qualified stock options, non-restricted, restricted and performance stock awards, and stock appreciation rights to directors, employees, independent contractors, advisors, consultants and other outside service providers to the Company, as determined by the Compensation Committee of the Board of Directors. The term and vesting requirements of each award are determined by the Compensation Committee, but in no event may the term of any award exceed ten (10) years. Incentive Stock Options granted under the 2000 Award Plan provide for the purchase of the Company’s common stock at not less than fair market value on the date the stock option is granted. The total number of shares that can be granted under the 2000 Award Plan is 1,155,000 shares (share amount adjusted for stock dividend).

The Company issued 52,500 SARs (adjusted for stock dividend) outside of the 2000 Stock Award Plan, with an exercise price of $4.76 (adjusted for stock dividend) and an exercise period of ten (10) years, to one (1) employee in June 2008. The SARs awarded have a five-year vesting period, in which thirty percent (30%) of the SARs will vest on the third year anniversary of the date of grant, thirty percent (30%) will vest on the fourth year anniversary of the date of grant, and forty percent (40%) will vest on the fifth year anniversary of the date of grant, with an early vesting provision by which one hundred percent (100%) of SARs would vest immediately if the Company’s stock price closes at or above $19.05 per share (adjusted for stock dividend) for ten (10) consecutive trading days or on the date of a change in control of the Company.

The Company issued 57,750 stock warrants (adjusted for stock dividend) outside the 2000 Stock Award Plan with an exercise price of $4.42 (adjusted for stock dividend), to unrelated third parties in December 2003, of which none had been exercised as of April 30, 2009.

In March 2007, the Company’s Board of Directors authorized the repurchase of up to 50,000 shares of the Company’s common stock during the twelve-month period ending on March 8, 2008. In March 2008, the Company’s Board of Directors authorized the repurchase of up to 50,000 shares of the Company’s common stock during the twelve-month period ending on March 5, 2009. On December 3, 2008, the Board of Directors increased the authorization to repurchase the Company’s common stock to 100,000 shares during the twelve-month period ending March 5, 2009. On February 26, 2009, the Board of Directors authorized the repurchase of up to 100,000 shares of the Company’s common stock during the twelve-month period ending March 5, 2010. The Company repurchased 48,890 shares in fiscal 2009. There were no shares repurchased by the Company during fiscal 2008.

SERVIDYNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.	NET EARNINGS (LOSS) PER SHARE

Earnings per share are calculated in accordance with SFAS 128, Earnings Per Share, which requires dual presentation of basic and diluted earnings per share on the face of the statement of operations for all entities with complex capital structures. Basic and diluted weighted average share differences, if any, result solely from dilutive common stock options, restricted stock, SARs and stock warrants. Basic earnings (loss) per share are computed by dividing net earnings (loss) by the weighted average shares outstanding during the reporting period. Potential dilutive common shares are calculated in accordance with the treasury stock method, which assumes that the proceeds from the exercise of all stock options, restricted stock, SARs and stock warrants would be used to repurchase common shares at the current market value. The number of shares remaining after the exercise proceeds were exhausted represents the potentially dilutive effect of the stock options, restricted stock, SARs and stock warrants. The dilutive effect on the number of common shares was 54,832 in 2009 and 221,771 in 2008. Because the Company had losses from continuing operations for all periods presented, all stock equivalents were anti-dilutive during these periods, and therefore, are excluded when determining the diluted weighted average number of shares outstanding.

On June 5, 2008, the Company declared a stock dividend of five percent (5%) for all shareholders of record on June 18, 2008. Accordingly, on July 1, 2008, the Company distributed 177,708 newly issued shares of stock to those stockholders. Earnings (loss) per share have been adjusted retroactively to include the shares issued and outstanding pursuant to the stock dividend as outstanding for all periods presented.

The following tables set forth the computations of basic and diluted net earnings (loss) per share:

	For the Year Ended April 30, 2009
	Earnings		Per Share
	(Loss)	Shares	Amount

Basic EPS — loss per share from continuing operations	$(4,587,450)	3,716,700	$(1.23)
Effect of dilutive securities	—	—	—

Diluted EPS — earnings per share	$(4,587,450)	3,716,700	$(1.23)

	For the Year Ended April 30, 2008
	Earnings		Per Share
	(Loss)	Shares	Amount

Basic EPS — loss per share from continuing operations	$(1,160,542)	3,711,659	$(0.31)
Basic EPS — earnings per share from discontinued operations	2,496,104	3,711,659	0.67
Effect of dilutive securities	—	—	—

Diluted EPS — earnings per share	$1,335,562	3,711,659	$0.36

15.	OPERATING SEGMENTS

The Company had two (2) operating segments at April 30, 2009: BPE and Real Estate. The BPE Segment assists its customer base of multi-site owners and operators of corporate, commercial office, hospitality, gaming, retail, education, light industrial, government, institutional, and health care buildings, as well as energy services companies and public and private utilities, in improving facility operating performance, reducing energy consumption, and lowering ownership and operating costs, while improving the level of service and comfort for building occupants, through its: (1) energy efficiency engineering and analytical consulting services, including energy surveys and audits, facility studies, retrocommissioning services, utility monitoring services, building qualification for ENERGY STAR® and LEED® certifications, HVAC retrofit design, and energy simulations and modeling; (2) facility management software programs, including its iTendant platform using Web and wireless

SERVIDYNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

technologies; and (3) energy saving lighting programs and energy related services and infrastructure upgrade projects that reduce energy consumption and operating costs. The primary geographic focus for the BPE Segment is the continental United States, although it transacts business internationally as well. The Real Estate Segment is involved in the investment, sale, development, and re-development of shopping centers and office properties in the Southeast and Midwest.

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

The Company derived revenues from direct transactions with customers aggregating more than ten percent (10%) of consolidated revenues from continuing operations as follows:

	2009	2008

Customer 1	N/A	10%
Customer 2	13%	17%

Revenues derived from Customer 1 were generated entirely by the Real Estate Segment, and revenues derived from Customer 2 were generated entirely by the BPE Segment.

The table below shows selected financial data on a segment basis before intersegment eliminations. In this presentation, management fee expenses charged by the Parent Company are not included in the segments’ results.

Beginning with the quarterly report on Form 10-Q for the period ended January 31, 2009, the Company modified the format of the table of operating segments financial data from prior periods to better represent how the chief operating decision maker (“CODM”) reviews the performance of each operating segment. Previously, the CODM included discontinued operations from sales of income-producing properties and income taxes in the review. As the real estate market has deteriorated throughout this fiscal year, it became evident that it may not be advantageous for the Company to sell any income-producing properties for some period of time, and therefore, the Company does not anticipate having any discontinued operations until such time that an income-producing property is under a binding sales contract with minimal contingencies. As a result, the CODM has changed focus to results from continuing operations. To better reflect this, “(Loss) earnings from continuing operations before income taxes” has replaced “Net (loss) earnings by segment” for all periods presented. Selling, general and administrative costs, and interest costs, which are deducted in the computation of the (loss) earnings from continuing operations before income taxes of each segment, represent the actual costs incurred by that segment.

Segment assets are those that are used in the operation of each segment, including receivables due from the other segment and assets from discontinued operations. The Parent Company’s assets are primarily of its investments in subsidiaries, cash and cash equivalents, the cash surrender value of life insurance, receivables, and assets related to deferred compensation plans.

SERVIDYNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2009	BPE	Real Estate	Parent(1)	Eliminations	Consolidated

Revenues from unaffiliated customers
BPE Segment services and products:
Energy savings projects	$5,533,925				$5,533,925
Lighting products	1,664,855				1,664,855
Energy management services	2,319,433				2,319,433
Productivity software	3,674,097				3,674,097

Total revenues from unaffiliated customers	$13,192,310	$3,264,062	$—	$—	$16,456,372
Intersegment revenue	20,362	576,080	—	(596,442)	—

Total revenues from continuing operations	$13,212,672	$3,840,142	$—	$(596,442)	$16,456,372

(Loss) earnings from continuing operations before income taxes	$(2,310,134)	$(1,476,125)	$(3,354,164)	$(14,562)	$(7,154,985)

Segment assets	$14,118,447	$49,557,201	$28,471,595	$(48,502,587)	$43,644,656

Goodwill	$6,354,002	$—	$—	$—	$6,354,002

Interest expenses	$93,717	$1,233,584	$873,284	$(900,290)	$1,300,295

Depreciation and amortization	$822,459	$730,630	$71,705	$—	$1,624,795

Capital expenditures	$55,306	$192,932	$110,860	$—	$359,098

2008	BPE	Real Estate	Parent(1)	Eliminations	Consolidated

Revenues from unaffiliated customers
BPE Segment services and products:
Energy savings projects	$8,550,237				$8,550,237
Lighting products	—				—
Energy management services	2,354,859				2,354,859
Productivity software	3,344,132				3,344,132

Total revenues from unaffiliated customers	$14,249,228	$5,098,498	$—	$—	$19,347,726
Intersegment revenue	—	589,465	—	(589,465)	—

Total revenues from continuing operations	$14,249,228	$5,687,963	$—	$(589,465)	$19,347,726

(Loss) earnings from continuing operations before income taxes	$(1,352,130)	$3,164,601	$(3,733,527)	$(38,869)	$(1,959,925)

Segment assets	$15,731,963	$52,215,621	$29,220,492	$(44,852,526)	$52,315,550

Goodwill	$5,458,717	$—	$—	$—	$5,458,717

Interest expenses	$131,349	$1,272,587	$1,054,243	$(1,087,008)	$1,371,171

Depreciation and amortization	$716,303	$732,843	$57,472	$—	$1,506,618

Capital expenditures	$114,777	$732,833	$67,002	$—	$914,612

SERVIDYNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(1)	The Parent Company’s loss in each period is derived from corporate headquarters activities and consists primarily of the following: Parent Company executive officers’ compensation and costs related to the Company’s status as a publicly-held company, which include, among other items, legal fees, compliance costs, non-employee directors’ fees, and other reporting costs. The corporate headquarters activities do not earn revenue. All relevant costs related to the business operations of the Company’s operating segments are either paid directly by the operating segments or are allocated to the segments by the Parent. The allocation method is dependent on the nature of each expense item. Allocated expenses include, among other items, accounting services, information technology services, insurance costs, and audit and tax preparation fees.

16.	ACQUISITIONS

Fiscal 2009

On June 6, 2008, Atlantic Lighting & Supply Co., LLC (“AL&S LLC”), an indirect wholly-owned subsidiary of the Company, acquired the business and substantially all of the assets and assumed certain operating liabilities of Atlantic Lighting & Supply Co., Inc. (the “Seller”) for a total consideration, including the assumption of certain operating liabilities, of approximately $1.5 million (excluding acquisition costs). The Seller was engaged in the business of distributing energy efficient lighting products to building owners and operators, and the Company is continuing to conduct this business. The acquisition was made pursuant to an asset purchase agreement dated June 6, 2008, between the Company, AL&S LLC, the Seller, and the shareholders of the Seller (the “Agreement”). The consideration consisted of 17,381 newly-issued shares of the Company’s common stock, with a fair value of $91,250, the payment of approximately $618,000 in cash to the Seller, the payment of approximately $165,000 in cash to satisfy outstanding debt to two (2) lenders of the Seller, and the assumption of certain operating liabilities of the Seller that totaled approximately $584,000. The amounts and types of the consideration were determined through negotiations among the parties.

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

During fiscal 2009, the Company finalized its allocation of the purchase price. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition.

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

SERVIDYNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The goodwill amount is not subject to amortization. The amounts assigned to all intangible assets are deductible for tax purposes over a period of fifteen (15) years. The goodwill amount has been assigned to the BPE Segment.

The following table summarizes what the results of operations of the Company would have been on a pro forma basis for fiscal year 2009, with comparative prior year figures, if the acquisition had occurred prior to the beginning of the period. These results do not purport to represent what the results of operations for the Company actually would have been or to be indicative of the future results of operations of the Company (in thousands, except for per share amounts).

	Fiscal Year
	2009	2008

Revenues	$16,654	$22,591
Net (loss) earnings	$(4,589)	$1,256
Net (loss) earnings per share — basic	$(1.23)	$0.34
Net (loss) earnings per share — diluted	$(1.23)	$0.34

Fiscal 2008

There were no acquisitions in fiscal year 2008.

17.	DISPOSITIONS

Fiscal 2009

There were no dispositions in fiscal year 2009.

Fiscal 2008

On March 28, 2008, the City of Oakwood, Georgia, acquired in lieu of formal condemnation approximately 1.8 acres of the Company’s undeveloped land located in Oakwood, Georgia, for a price of $860,000, which resulted in a pre-tax gain on the transaction of approximately $581,000. For income tax purposes, the Company treated this transaction as an involuntary conversion under Section 1033 of the Internal Revenue Code, which allows for tax deferral of the gain if the Company acquires a qualified replacement property by no later than April 30, 2011. The Company currently intends to use the net proceeds from this transaction to acquire a qualified replacement property. There can be no assurance, however, that the Company will be able to successfully complete such acquisition. This sale is recorded in gain on sale of real estate in the accompanying consolidated statements of operations.

On December 13, 2007, the Company sold its owned office park located in Marietta, Georgia, for a price of $10.3 million, resulting in a pre-tax gain on the sale of approximately $2.085 million. After selling expenses and repayment of the mortgage loan and associated costs, the sale generated cash proceeds of approximately $3.4 million. The Company intended to use the net proceeds from this sale to acquire an income-producing property, which would have qualified the sale under Internal Revenue Code Section 1031 for federal income tax deferral (“1031 deferral”), and therefore placed the proceeds with a qualified third party intermediary in connection therewith. However, the Company did not complete such acquisition, and therefore the proceeds were released from the intermediary to the Company on June 11, 2008. Because the Company did not complete the 1031 deferral, a taxable gain was recognized in the first quarter of fiscal 2008, which resulted in the deferred tax liability related to the previously deferred gain becoming a current tax liability. This sale is recorded in discontinued operations in the accompanying consolidated statements of operations.

On July 31, 2007, the Company sold: (1) its leasehold interest in a shopping center in Jacksonville, Florida; (2) its leasehold interest in the land and its owned shopping center building located in Columbus, Georgia; and (3) its owned shopping center located in Orange Park, Florida; for a total combined sales price of $6.8 million, resulting in a total pre-tax gain of approximately $3.8 million. After selling expenses, the sales generated total net cash proceeds

SERVIDYNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of approximately $6.4 million. In addition, the Company purchased its minority partners’ interests in the Columbus, Georgia, land and shopping center building by utilizing two (2) notes payable totaling $400,000. Both notes were paid off as of July 31, 2008. In accordance with SFAS 144, the sale of the leasehold interest in the shopping center in Jacksonville, Florida, is recorded in Real Estate revenues on the accompanying consolidated statements of operations, and the sales of its leasehold interest in the land and the owned shopping center building located in Columbus, Georgia, and the owned shopping center located in Orange Park, Florida, are recorded in discontinued operations in the accompanying consolidated statements of operations.

18.	GOODWILL AND OTHER INTANGIBLE ASSETS

The gross carrying amounts and accumulated amortization for all of the Company’s intangible assets are as follows:

	April 30, 2009
	Gross Carrying	Accumulated
	Amount	Amortization

Intangible assets, subject to amortization:
Proprietary BPE software solutions	$3,689,695	$2,340,980
Acquired computer software	466,589	458,883
Real estate lease costs	699,852	308,010
Customer relationships	404,632	252,216
Deferred loan costs	331,488	128,826
Non-compete agreements	63,323	29,023
Tradename	61,299	3,746
Other	45,844	39,149

	$5,762,722	$3,560,833

Intangible assets and goodwill, not subject to amortization:
Trademark	$708,707

Goodwill	$6,354,002

	April 30, 2008
	Gross Carrying	Accumulated
	Amount	Amortization

Intangible assets, subject to amortization:
Proprietary BPE software solutions	$3,403,208	$1,788,415
Acquired computer software	462,555	453,038
Real estate lease costs	823,091	208,966
Customer relationships	218,000	188,933
Deferred loan costs	331,488	94,170
Other	28,660	20,062

	$5,267,002	$2,753,584

Intangible assets and goodwill, not subject to amortization:
Trademark	$708,707

Goodwill	$5,458,717

Aggregate amortization expense for all amortizable intangible assets:
For the year ended April 30, 2009		$813,464
For the year ended April 30, 2008		748,033

SERVIDYNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Estimated future amortization expenses for all amortized intangible assets for the years ended:
2010	660,440
2011	520,783
2012	373,484
2013	250,844
2014	163,511
Thereafter	232,827

$2,201,889

The BPE Segment capitalized $266,229 and $216,509 for the development of proprietary BPE software applications in fiscal 2009 and 2008, respectively.

19.	COMMITMENTS AND CONTINGENCIES

The Company is subject to legal proceedings and other claims that arise from time to time in the ordinary course of business. While the resolution of these matters cannot be predicted with certainty, the Company believes that the final outcome of any such matters would not have a material adverse effect on the Company’s financial position or results of operations.

20.	QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Pursuant to SFAS 144, as further discussed in Note 2, operating results for the owned office park located in Marietta, Georgia, sold during fiscal 2008, was included in discontinued operations in the accompanying consolidated statements of operations for all periods presented. To conform with this presentation, the quarterly financial information presented below reflects the reclassification of the operating results of the office park to discontinued operations for the first and second quarters of fiscal 2008, which differ from the presentation of revenues included in the Company’s previously issued financial statements included in its quarterly reports on Form 10-Q filed in fiscal 2008.

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

SERVIDYNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Quarterly financial information for the fiscal years ended April 30, 2009, and April 30, 2008 (dollars in thousands, except per share amounts), as revised to reflect the changes discussed above, is as follows:

	Fiscal Year Ended April 30, 2009
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

BPE revenues	$2,720	$3,434	$3,339	$3,699
Real Estate revenues	804	784	819	857

Total revenues from continuing operations(2)	3,524	4,218	4,158	4,556
Total revenues reclassified to discontinued operations	—	—	—	—

Gross profit from continuing operations	1,297	1,490	1,532	1,459
Gross profit reclassified to discontinued operations	—	—	—	—

Net loss	(847)	(906)	(491)	(2,343	)(1)

Net loss per share — basic	(0.23)	(0.24)	(0.13)	(0.63)

Net loss per share — diluted	(0.23)	(0.24)	(0.13)	(0.63)

	Fiscal Year Ended April 30, 2008
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

BPE revenues	$4,766	$3,987	$3,221	$2,275
Real Estate revenues	2,529	888	895	787

Total revenues from continuing operations(2)	7,295	4,875	4,116	3,062
Total revenues reclassified to discontinued operations	378	382	—	—

Gross profit from continuing operations	3,459	1,609	1,442	1,073
Gross profit reclassified to discontinued operations	57	63	—	—

Net earnings (loss)	1,558	(345)	582	(459)

Net earnings (loss) per share — basic	0.42	(0.09)	0.16	(0.13)

Net earnings (loss) per share — diluted	0.42	(0.09)	0.16	(0.13)

(1)	Included in net loss for the fourth quarter of fiscal 2009 is an impairment loss before taxes of approximately $2,159,000 related to the impairment of an owned income-producing property in Newnan, Georgia. See Note 7 to the consolidated financial statements.

(2)	Quarterly revenues shown above vary from quarterly revenues previously reported in the first and second quarters of fiscal 2009 and in each quarter of fiscal 2008, because the Company has revised its presentation of interest income and certain components of other income. For further information, see “Restatement of Previously Issued Consolidated Financial Statements” in Note 2 to the consolidated financial statements.

SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION
April 30, 2009

				Costs
		Initial Cost to Company		Capitalized
			Building	Subsequent
			and	to Acquisition
Description	Encumbrances	Land	Improvements	Improvements

INCOME-PRODUCING PROPERTIES:
Leaseback Shopping Center — Davenport, IA	$—	$—	$2,150	$220,214
Office Building — Atlanta, GA	4,340,272	660,000	4,338,102	792,149
Office Building — Newnan, GA	3,168,959	329,917	1,615,594	26,625
Shopping Center — Smyrna, TN	4,032,887	1,300,140	3,626,595	39,762
Shopping Center — Jacksonville, FL	7,060,380	3,908,004	5,170,420	1,285,099

	18,602,498	6,198,061	14,752,861	2,363,849

REAL ESTATE HELD FOR FUTURE DEVELOPMENT OR SALE:
Land — Oakwood, GA	—	152,265	—	353,413
Land — North Fort Myers	—	183,221	—	147,566

	—	335,486	—	500,979

	$18,602,498	$6,533,547	$14,752,861	$2,864,828

Reconciliations of total real estate carrying value and accumulated depreciation for the two years ended April 30, are as follows:

	Real Estate				Accumulated Depreciation
	2009		2008		2009	2008

BALANCE AT BEGINNING OF YEAR	$25,986,491		$41,347,949		$3,359,973	$8,262,070
ADDITIONS DURING YEAR
Real estate	188,729		742,139		—	—
Depreciation from continuing operations	—		—		563,423	562,720
Depreciation from discontinued operations	—		—		—	—
Transfers	—		—		—	—

	188,729		742,139		563,423	562,720

DEDUCTIONS DURING YEAR
Accumulated depreciation on properties sold or transferred	—		—		—	5,464,817	(5)
Loss on impairment of income- producing property	2,007,340	(4)	—		—	—
Carrying value of real estate sold, transferred, or retired	—		16,103,597	(5)	—	—

	2,007,340		16,103,597		—	5,464,817

BALANCE AT CLOSE OF YEAR	$24,167,880		$25,986,491		$3,923,396	$3,359,973

								Life on Which
								Depreciation
Gross Amounts at Which Carried at Close of Year								in Latest
	Building			Net				Earnings
	and	Capitalized		Accumulated	Date(s) of		Date	Statement
Land	Improvements	Interest	Total(1)	Depreciation	Construction		Acquired	is Computed

$—	$222,364	$—	$222,364	$193,388	1995		—	7 years
660,000	5,130,251	—	5,790,251	1,674,654	1974,1997	(2)	1997	39 years
329,917	1,642,219	—	1,972,136	211,551	1998	(3)	2007	39 years
1,300,140	3,666,357	—	4,966,497	289,444	1983,2006	(3)	2006	39 years
3,908,004	6,455,519	—	10,363,523	1,554,359	1985	(3)	1999	39 years

6,198,061	17,116,710	—	23,314,771	3,923,396

505,678	—	16,644	522,322	—	—		1987	—
330,787	—	—	330,787	—	—		1993	—

836,465	—	16,644	853,109	—

$7,034,526	$17,116,710	$16,644	$24,167,880	$3,923,396

NOTES:

(1)	The aggregated cost for land and building and improvements for federal income tax purposes at April 30, 2009, is $16,377,445.
(2)	Developed by others in 1974, redeveloped by the Company in 1997.
(3)	Developed by others.
(4)	Impairment loss on the Company’s owned office building in Newnan, Georgia.
(5)	Primarily represents the sales of the office park in Marietta, Georgia, the shopping centers in Orange Park, Florida, and Columbus, Georgia, and a portion of the undeveloped land in Oakwood, Georgia.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH INDEPENDENT AUDITORS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

There was no change in the Company’s internal control over financial reporting that occurred during the Company’s fourth fiscal quarter for its fiscal year ended April 30, 2009, which materially has affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

In connection with the preparation of the Company’s Form 10-K, management assessed the effectiveness of internal control over financial reporting as of April 30, 2009. In making that assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on management’s assessment, management believes that, as of April 30, 2009, the internal control over financial reporting was effective based on those criteria.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, the Company has included a report of management’s assessment of the design and effectiveness of internal controls as part of this Annual Report on Form 10-K for the fiscal year ended April 30, 2009.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEMS 10-14.

The information required by Part III of this Form 10-K will be included in the Company’s definitive proxy materials for its 2009 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission, under the headings “Election of Directors,” “Meetings and Committees of the Board of Directors,” “Nomination of Directors,” “Compensation of Directors,” “Principal Holders of the Company’s Securities and Holdings by Executive Officers and Directors,” “Section 16A Beneficial Ownership Reporting Compliance,” “Equity Compensation Plan Information,” “Compensation of Executive Officers,” “Outstanding Equity Awards,” “Audit Committee Report,” “Information Concerning the Company’s Independent Registered Public Accounting Firm,” and “Corporate Governance and Communicating with the Board,” and is hereby incorporated herein by reference. Information related to Executive Officers of the Company is included in Item 1 of this report.

For purposes of determining the aggregate market value of the Company’s voting stock held by nonaffiliates, shares beneficially owned directly or indirectly by all Directors and Executive Officers of the Company have been excluded. The exclusion of such shares is not intended to, and shall not, constitute a determination as to which persons or entities may be “affiliates” of the Company, as defined by the SEC.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(A) The following documents are filed as part of this Annual Report on Form 10-K:

1. Financial Statements:

2. Financial Statement Schedules:

Schedule III — Real Estate and Accumulated Depreciation	72

3. Exhibits:

Exhibit
No.

3a.	Amended and Restated Articles of Incorporation(1)
3b.	Amended and Restated Bylaws(2)
10a.	Directors Deferred Compensation Plan(3)#
10b.	2000 Stock Award Plan(4)#
10c.	Alan R. Abrams Split Dollar Life Insurance Agreement dated May 31, 2001(5)#
10d.	J. Andrew Abrams Split Dollar Life Insurance Agreement dated May 31, 2001(5)#
10e.	Summary Description of Annual Incentive Bonus Plan(6)#
10f.	Form of Stock Appreciation Right Agreement(7)#
21.	List of the Company’s Subsidiaries
23a.	Consent of Deloitte & Touche LLP
31.1	Certification of the CEO, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the CFO, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Section 906 Certification of the CEO
32.2	Section 906 Certification of the CFO

Explanation of Exhibits

(1)	This exhibit is incorporated by reference to the Company’s Form 8-K filed September 25, 2008 (SEC File No. 0-10146).
(2)	This exhibit is incorporated by reference to the Company’s Form 8-K filed November 30, 2007 (SEC File No. 0-10146).
(3)	This exhibit is incorporated by reference to the Company’s Form 10-K for the year ended April 30, 1991 (SEC File No. 0-10146).
(4)	This exhibit is incorporated by reference to the Company’s Form S-8 filed September 29, 2000 (SEC File No. 0-10146).
(5)	This exhibit is incorporated by reference to the Company’s Form 10-K for the year ended April 30, 2001 (SEC File No. 0-10146).
(6)	This exhibit is incorporated by reference to the Company’s Form 10-Q for the quarter ended October 31, 2005 (SEC File No. 0-10146).
(7)	This exhibit is incorporated by reference to the Company’s Form 10-K for the year ended April 30, 2006 (SEC File No. 0-10146).

#	Management compensatory plan or arrangement.

(B)	The Company hereby files as exhibits to this Annual Report on Form 10-K the exhibits set forth in Item 15(A)3 hereof.

(C)	The Company hereby files as financial statement schedules to this Annual Report on Form 10-K the financial statement schedules set forth in Item 15(A)2 hereof.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SERVIDYNE, INC.

Dated: July 28, 2009	By: /s/ Alan R. Abrams Alan R. Abrams Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: July 28, 2009	/s/ Alan R. Abrams Alan R. Abrams Chairman of the Board of Directors, Chief Executive Officer

Dated: July 28, 2009	/s/ J. Andrew Abrams J. Andrew Abrams Director

Dated: July 28, 2009	/s/ Samuel E. Allen Samuel E. Allen Director

Dated: July 28, 2009	/s/ Gilbert L. Danielson Gilbert L. Danielson Director

Dated: July 28, 2009	/s/ Herschel Kahn Herschel Kahn Director

Dated: July 28, 2009	/s/ Robert T. McWhinney, Jr. Robert T. McWhinney, Jr. Director

Dated: July 28, 2009	/s/ Rick A. Paternostro Rick A. Paternostro Chief Financial Officer