Form 10-Q
period 2009-07-31
SERVIDYNE, INC.
filed 2009-09-14
CIK 1923

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
QUARTERLY REPORT

Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarter ended July 31, 2009
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
Yes ☑      No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
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
Yes ☐       No ☑
The number of shares of $1.00 par value Common Stock of the Registrant outstanding as of August 31, 2009, was 3,691,264.

SERVIDYNE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	July 31, 2009	April 30, 2009
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$3,324,303	$4,821,126
Receivables (Note 5):
Trade accounts and notes, net of allowance for doubtful accounts of $112,684 and $145,236, respectively	1,239,199	1,368,577
Contracts, net of allowance for doubtful accounts of $4,294 and $4,294, respectively, including retained amounts of $332,678 and $219,385, respectively	2,066,771	1,764,327
Costs and earnings in excess of billings	697,844	408,950
Deferred income taxes	457,577	579,423
Other current assets	1,934,738	1,659,721

Total current assets	9,720,432	10,602,124

INCOME-PRODUCING PROPERTIES, net (Note 10)	19,389,439	19,391,375
PROPERTY AND EQUIPMENT, net	755,627	797,556
OTHER ASSETS:
Real estate held for future development or sale	853,109	853,109
Intangible assets, net (Note 8)	2,818,948	2,910,596
Goodwill (Note 8)	6,354,002	6,354,002
Other assets	2,813,432	2,735,894

Total assets	$42,704,989	$43,644,656

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Trade and subcontractors payables	$910,411	$851,633
Accrued expenses	1,159,956	1,416,145
Deferred revenue	687,297	708,401
Billings in excess of costs and earnings	744,183	28,215
Current maturities of mortgage notes and other long-term debt	474,010	566,858

Total current liabilities	3,975,857	3,571,252

DEFERRED INCOME TAXES	1,878,374	2,489,357
OTHER LIABILITIES	922,278	824,877
MORTGAGE NOTES PAYABLE, less current maturities	18,120,026	18,220,640
OTHER LONG-TERM DEBT, less current maturities	1,000,000	1,000,000

Total liabilities	25,896,535	26,106,126

COMMITMENTS AND CONTINGENCIES (Note 12)

SHAREHOLDERS’ EQUITY:
Common stock, $1 par value; 10,000,000 shares authorized; 3,917,673 issued and 3,691,264 outstanding at July 31, 2009; 3,917,778 issued and 3,691,369 outstanding at April 30, 2009	3,917,673	3,917,778
Additional paid-in capital	6,076,095	6,026,101
Retained earnings	7,789,486	8,569,451
Treasury stock (common shares) of 226,409	(974,800)	(974,800)

Total shareholders’ equity	16,808,454	17,538,530

Total liabilities and shareholders’ equity	$42,704,989	$43,644,656

See accompanying notes to condensed consolidated financial statements.

SERVIDYNE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	FIRST QUARTER ENDED
	JULY 31,
	2009	2008

REVENUES:
Building Performance Efficiency (“BPE”)	$3,873,108	$2,720,073
Real Estate	756,095	804,464

	4,629,203	3,524,537

COST OF REVENUES:
BPE	2,624,609	1,752,784
Real Estate	508,005	474,047

	3,132,614	2,226,831

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:	2,389,461	2,405,656

OTHER (INCOME) AND EXPENSES:
Other income	(10,804)	(13,139)
Interest income	(6,740)	(55,087)
Interest expense	319,395	332,396

	301,851	264,170

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(1,194,723)	(1,372,120)

INCOME TAX BENEFIT	(489,137)	(524,709)

NET LOSS	$(705,586)	$(847,411)

NET LOSS PER SHARE (Note 7):
Net loss per share - basic and diluted	$(0.19)	$(0.23)

See accompanying notes to condensed consolidated financial statements.

SERVIDYNE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	FIRST QUARTER ENDED
	JULY 31,
	2009	2008

Cash flows from operating activities:
Net loss	$(705,586)	$(847,411)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	344,574	397,045
Amortization of mortgage discount	—	(7,500)
Deferred tax benefit	(489,137)	(538,198)
Stock compensation expense	50,297	48,843
Adjustment to cash surrender value of life insurance	(29,310)	(20,608)
Straight-line rent	52,812	(19,576)
Provision for doubtful accounts, net	(32,552)	(89,202)
Changes in assets and liabilities:
Receivables	(140,514)	248,332
Costs and earnings in excess of billings	(288,894)	107,566
Other current and long-term assets	(331,762)	(326,925)
Trade and subcontractors payable	58,778	(271,161)
Accrued expenses and deferred revenue	(277,293)	(183,178)
Accrued incentive compensation	—	(299,744)
Billings in excess of costs and earnings	715,968	(19,967)
Other liabilities	1,401	(7,048)

Net cash used in operating activities	(1,071,218)	(1,828,732)

Cash flows from investing activities:
Premiums paid on officers’ life insurance policies	(5,464)	—
Release of restricted cash held in escrow	57,170	3,470,700
Purchase of held to maturity investments	—	(150,000)
Additions to income-producing properties	(128,724)	(129,176)
Additions to property and equipment	(14,440)	(28,758)
Additions to intangible assets	(65,897)	(94,838)
Acquisition, net of cash acquired	—	(891,665)

Net cash (used in) provided by investing activities	(157,355)	2,176,263

Cash flows from financing activities:
Mortgage repayments	(93,462)	(81,673)
Debt repayments	(100,000)	(240,875)
Cash dividends paid to shareholders	(74,788)	(142,297)

Net cash used in financing activities	(268,250)	(464,845)

Net decrease in cash and cash equivalents	(1,496,823)	(117,314)
Cash at beginning of period	4,821,126	8,382,947

Cash at end of period	$3,324,303	$8,265,633

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

SERVIDYNE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE 1. ORGANIZATION AND BUSINESS
Servidyne, Inc. (together with its subsidiaries, the “Company”) was organized under Delaware law in 1960. In 1984, the Company changed its state of incorporation from Delaware to Georgia. The Company’s Building Performance Efficiency (“BPE”) Segment provides comprehensive energy efficiency solutions, sustainability programs, and other building performance-enhancing products and services to owners and operators of existing buildings. The Company’s Real Estate Segment engages in commercial real estate investment and development.
NOTE 2. UNAUDITED STATEMENTS
The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to such rules and regulations, although management believes that the accompanying disclosures are adequate to make the information presented not misleading. In the opinion of management, the accompanying financial statements contain all adjustments, consisting of normal recurring accruals that are necessary for a fair statement of the results for the interim periods presented. These financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended April 30, 2009. Results of operations for interim periods are not necessarily indicative of annual results.
Subsequent Events
The Company evaluated subsequent events through September 14, 2009, which represents the date the condensed consolidated financial statements were issued, and made the determination that, other than the subsequent event described in Note 10 to the condensed consolidated financial statements, no events occurred subsequent to July 31, 2009, that would require disclosure in this Form 10-Q or would be required to be recognized in the condensed consolidated financial statements.
Restatement of Previously Issued Condensed Consolidated Financial Statements
Subsequent to the issuance of the quarterly report on Form 10-Q for the period ended October 31, 2008, the Company determined that interest income and certain components of other income were not presented in accordance with the Securities and Exchange Commission (“SEC”) Regulation S-X, Article 5, Rule 5-03, “Income Statement.” In the interim period for the quarter ended July 31, 2008, the Company included interest income and certain components of other income in the determination of total revenues. The Company has revised its presentation of interest income and certain components of other income to “other (income) and expenses” in the condensed consolidated statement of operations. Prior period amounts in the condensed consolidated statement of operations, as well as in the notes to the condensed consolidated financial statements, where affected, have been restated to conform to this new presentation. The Company does not believe that this restatement is material to the condensed consolidated financial statements.

Reclassification of Previously Issued Condensed Consolidated Financial Statements
The Company previously included interest expense together with cost of revenues and selling, general and administrative expenses in the determination of total operating expenses. The Company has reclassified interest expense to “other (income) and expenses” in the condensed consolidated statement of operations for the quarter ended July 31, 2008, to conform to this new presentation.
NOTE 3. RECENT ACCOUNTING PRONOUNCEMENTS
In March 2009, the Financial Accounting Standards Board (“FASB”) unanimously voted for the FASB Accounting Standards Codification (the “Codification”) to be effective for interim and annual periods ending after September 15, 2009. Other than resolving certain minor inconsistencies in current U.S. generally accepted accounting principles (“GAAP”), the Codification is not meant to change GAAP, but is intended to make it easier to find and research GAAP applicable to particular transactions or specific accounting issues. The Codification is a new structure that organizes existing accounting pronouncements into approximately 90 accounting topics. Once approved, the Codification will be the single source of authoritative U.S. GAAP. All guidance included in the Codification will be considered authoritative at that time, even guidance that comes from what is currently deemed to be a non-authoritative section of a standard. Once the Codification becomes effective, all non-grandfathered, non-SEC accounting literature not included in the Codification will become non-authoritative. The Company plans to adopt the Codification in the second quarter of fiscal 2010.
In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification (Codification) and the Hierarchy of Generally Accepted Accounting Principles (“SFAS 168”), which replaces SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”). SFAS 168 establishes the Codification as the single source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. SEC rules and interpretive releases are also sources of authoritative GAAP for SEC registrants. SFAS 168 modifies the GAAP hierarchy to include only two levels of GAAP: authoritative and non-authoritative. SFAS 168 will be effective for interim and annual periods ending after September 15, 2009. The Company will adjust historical GAAP references beginning in the second quarter of fiscal 2010 to reflect the accounting guidance references included in the Codification. As SFAS 168 is not intended to change or alter existing GAAP, it will not have an impact on the determination or reporting of the Company’s financial results.
In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS 165”). SFAS 165 modifies the names of the two types of subsequent events and, for public entities, modifies the definition of subsequent events to refer to events or transactions that occur after the balance sheet date but before the financial statements are issued. Also, SFAS 165 requires that entities disclose the date through which subsequent events have been evaluated and the basis for that date. SFAS 165 was effective for all interim and annual periods ending after June 15, 2009. The Company adopted SFAS 165 in the first quarter of fiscal 2010.
In April 2009, the FASB issued FASB Staff Position (“FSP”) FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (“FSP FAS 115-2 and FAS 124-2”). This FSP amends the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments in the financial statements. The most significant change the FSP brings is a revision to the amount of other-than-temporary loss of a debt security recorded in earnings. FSP FAS 115-2 and FAS 124-2 was effective for interim and annual periods ending after June 15, 2009. The Company adopted this FSP in the first quarter of fiscal 2010. The Company has determined that adoption did not have a significant impact on the determination or reporting of the Company’s financial results.
In April 2009, the FASB issued FSP SFAS 107-1 and APB No. 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP SFAS 107-1 and APB 28-1”). This FSP requires disclosure about the fair value of financial instruments for publicly traded companies in interim reporting periods, as well as in annual reporting periods. The Company adopted the provisions of FSP SFAS 107-1 and APB 28-1 in the first quarter of fiscal 2010. See Note 11 for fair value disclosure of the Company’s financial instruments.
In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141(R)”), which replaces SFAS No. 141, Business Combinations. SFAS 141(R) retains the underlying concepts of SFAS 141 in that all business combinations are still required to be accounted for at fair value under the acquisition method of accounting, but SFAS 141(R) changed the method of applying the acquisition method in a number of significant aspects. Acquisition costs will generally be expensed as incurred; non-controlling interests will be valued at fair value at the acquisition date; in-process research and development will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date; restructuring costs associated with a business combination will generally be expensed subsequent to the acquisition date; and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense. SFAS 141(R) was effective on a prospective basis for all business combinations for which the acquisition date occurred on or after the beginning of the first annual period subsequent to December 15, 2008, with the exception of the accounting for valuation allowances on deferred taxes and acquired tax contingencies. SFAS 141(R) amends SFAS 109 such that adjustments made to valuation allowances on deferred taxes and acquired tax contingencies associated with acquisitions that closed prior to the effective date of SFAS 141(R) would also apply the provisions of SFAS 141(R). The Company has determined that the adoption of this statement did not have a significant impact on the determination or reporting of the Company’s financial results.
In April 2008, the FASB issued FSP 142-3, Determining the Useful Life of Intangible Assets (“FSP 142-3”). FSP 142-3 was designed to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141 (revised 2007), Business Combinations, and other guidance under GAAP. The Company adopted FSP 142-3 in the first quarter of fiscal 2010. The Company has determined that adoption of this FSP did not have a significant impact on the determination or reporting of the Company’s financial results.
In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in accordance with GAAP, and expands disclosures about fair value measurements. SFAS 157 applies where other accounting pronouncements require or permit fair value measurements; it does not require any new fair value measurements under GAAP. The effects of adoption are determined by the types of instruments carried at fair value in the Company’s financial statements at the time of adoption, as well as the method utilized to determine their fair values prior to adoption. SFAS 157 was effective for financial assets and liabilities on May 1, 2008, and it was effective for non-financial assets and liabilities, including assets measured at fair value due to impairments, on May 1, 2009. The Company has determined that this statement did not have a significant impact on the determination or reporting of the Company’s financial results.

NOTE 4. EQUITY-BASED COMPENSATION
The Company has three (3) outstanding types of equity-based incentive compensation instruments in effect with employees, non-employee directors and certain outside service providers: stock options, stock appreciation rights, and restricted stock. These equity-based instruments have been granted under the terms of the Company’s 2000 Stock Award Plan (the “2000 Award Plan”). The total number of shares that can be granted under the 2000 Award Plan is 1,155,000 shares. The Company typically uses authorized, unissued shares to provide shares for these equity-based instruments.
For the quarter ended July 31, 2009, total equity-based compensation expenses were $50,297, and the related income tax benefits were $18,908. Comparatively, for the quarter ended July 31, 2008, total equity-based compensation expenses were $48,843, and the related income tax benefits were $18,559. All of these expenses are included in selling, general and administrative expenses in the condensed consolidated statements of operations. At July 31, 2009, there were total unrecognized equity-based compensation expenses of $262,736 that are expected to be recognized over a weighted average period of approximately 1.8 years.
Stock Options
A summary of stock options activity for the quarter ended July 31, 2009, is as follows:

		Weighted
	Options to	Average
	Purchase	Exercise
	Shares	Price
Outstanding at April 30, 2009	482,486	$4.46
Granted	—	—
Forfeited	—	—
Expired	—	—
Exercised	—	—

Outstanding at July 31, 2009	482,486	$4.46

Vested at July 31, 2009	471,986	$4.44

Non-vested expected to vest at July 31, 2009	10,500	$5.24

Stock options typically vest over a period of two (2) years. The maximum contractual term of the stock options is ten (10) years. As of July 31, 2009, none of the outstanding stock options, vested or non-vested, were “in the money.”

A summary of information about all stock options outstanding as of July 31, 2009, is as follows:

		Weighted Average
Exercise	Number of	Remaining Contractual
Price	Outstanding Options	Term (Years)
$4.42	415,629	3.28
$4.59	55,440	5.65
$5.19	917	4.88
$5.24	10,500	3.87
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
Compensation expenses related to the vesting of options for the quarters ended July 31, 2009, and July 31, 2008, were $7,979 and $1,688, respectively, and the related income tax benefits were $3,055 and $641, respectively.
Stock Appreciation Rights (SARs)
A summary of SARs activity for the quarter ended July 31, 2009, is as follows:

		Weighted
		Average
		Exercise
	SARs	Price
Outstanding at April 30, 2009	565,350	$4.37
Granted	30,000	2.30
Exercised	—	—
Forfeited	—	—

Outstanding at July 31, 2009	595,350	$4.27

Vested at July 31, 2009	54,810	$3.94

Non-vested expected to vest at July 31, 2009	368,063	$4.30

All SARs have a five-year vesting period. Typically, thirty percent (30%) of the SARs will vest on the third (3rd) year anniversary of the date of grant, thirty percent (30%) will vest on the fourth (4th) year anniversary of the date of grant, and forty percent (40%) will vest on the fifth (5th) year anniversary of the date of grant. All SARs have early vesting provisions by which one hundred percent (100%) of the SARs would vest immediately (1) on the date of a change in control of the Company; or (2) if the Company’s stock price were to close at or above a certain price for ten (10) consecutive trading days. For SARs granted prior to the stock dividend that occurred in the first quarter of fiscal 2009, the triggering price is $19.05 per share. For SARs granted subsequent to the stock dividend that occurred in the first quarter of fiscal 2009, the triggering price is $20.00 per share. The maximum contractual term of all SARs is ten (10) years. As of July 31, 2009, none of the outstanding SARs, vested or non-vested, were “in the money.”
A summary of information about all SARs outstanding as of July 31, 2009, is as follows:

			Weighted Average
Exercise	Outstanding	Exercisable	Remaining Contractual
Price	SARs	SARs	Term (Years)
$3.94	182,700	54,810	6.91
$3.79	111,300	0	7.36
$4.09	10,500	0	7.77
$4.19	10,500	0	7.87
$6.19	38,850	0	8.17
$5.00	52,500	0	8.73
$4.76	136,500	0	8.87
$4.00	22,500	0	9.13
$2.30	30,000	0	9.86
The Company estimates the fair value of each award of SARs on the date of grant using the Black-Scholes option-pricing model. The risk-free interest rate utilized in the Black-Scholes calculation is the interest rate on the U.S. Treasury Bill having the same maturity as the expected life of the Company’s SARs awards. The expected life of the SARs granted is based on the estimated holding period of the awards. The expected volatility of the SARs granted is based on the historical volatility of the Company’s stock over the preceding five-year period using the month-end closing stock price. The fair value of the SARs granted in the quarter ended July 31, 2009, was estimated on the respective grant dates using the following weighted average assumptions in the Black-Scholes option-pricing model:

Expected life (years)	5
Dividend yield	3.24%
Expected stock price volatility	49.19%
Risk-free interest rate	2.95%
Fair value of SARs granted	$0.51
Compensation expenses related to the vesting of SARs for the quarters ended July 31, 2009, and July 31, 2008, were $39,036 and $44,420, respectively, and the related income tax benefits were $14,605 and $16,879, respectively.

Shares of Restricted Stock
Periodically, the Company has awarded shares of restricted stock to employees, non-employee directors and certain outside service providers. The awards are recorded at fair market value on the date of grant and typically vest over a period of one (1) year. As of July 31, 2009, there were unrecognized compensation expenses totaling $5,382 related to grants of shares of restricted stock, which the Company expects to be recognized over the ensuing year. Compensation expenses related to the vesting of shares of restricted stock for the quarters ended July 31, 2009, and July 31, 2008, were $3,282 and $2,735, respectively, and the related income tax benefits were $1,248 and $1,039, respectively.
The following table summarizes restricted stock activity for the quarter ended July 31, 2009:

		Weighted Average
	Number of	Fair Value
	Shares of	per Share
	Restricted Stock	on Grant Date
Non-vested restricted stock at April 30, 2009	5,295	$4.61
Granted	—	—
Forfeited	—	—
Vested	(3,045)	4.76

Non-vested restricted stock at July 31, 2009	2,250	$4.36

NOTE 5. RECEIVABLES
All net contract and trade receivables are expected to be collected within one (1) year.

NOTE 6. OPERATING SEGMENTS
The table below shows selected financial data on a segment basis before intersegment eliminations. In this presentation, management fee expenses charged by the Parent Company are not included in the segments’ results.

For the Quarter Ended July 31, 2009	BPE	Real Estate	Parent (1)	Eliminations	Consolidated

Revenues from unaffiliated customers
BPE Segment services and products:
Energy savings projects	$2,012,844				$2,012,844
Lighting products	456,450				456,450
Energy management services	563,800				563,800
Productivity software	840,014				840,014

Total revenues from unaffiliated customers	$3,873,108	$756,095	$—	$—	$4,629,203
Intersegment revenue	141,545	136,042	—	(277,587)	—

Total revenues from continuing operations	$4,014,653	$892,137	$—	$(277,587)	$4,629,203

(Loss) earnings from continuing operations before income taxes	$(390,485)	$105,942	$(894,740)	$(15,440)	$(1,194,723)

For the Quarter Ended July 31, 2008	BPE	Real Estate	Parent (1)	Eliminations	Consolidated

Revenues from unaffiliated customers
BPE Segment services and products:
Energy savings projects	$947,470				$947,470
Lighting products	257,718				257,718
Energy management services	599,646				599,646
Productivity software	915,239				915,239

Total revenues from unaffiliated customers	$2,720,073	$804,464	$—	$—	$3,524,537
Intersegment revenue	20,362	142,577	—	(162,939)	—

Total revenues from continuing operations	$2,740,435	$947,041	$—	$(162,939)	$3,524,537

(Loss) earnings from continuing operations before income taxes	$(738,734)	$248,516	$(874,711)	$(7,191)	$(1,372,120)

(1)	The Parent Company’s net loss in each period was derived from corporate headquarters activities and consisted primarily of the following: Parent Company executive officers’ compensation and costs related to the Company’s status as a publicly-held company, which include, among other items, legal fees, compliance costs, non-employee director’s fees, and other reporting costs. The corporate headquarters activities do not earn revenue. All relevant costs related to the business operations of the Company’s operating segments are either paid directly by the respective operating segments or are allocated to the segments by the Parent. The allocation method is dependent on the nature of each expense item. Allocated expenses include, among other items, accounting services, information technology services, insurance costs, and audit and tax preparation fees.
NOTE 7. EARNINGS (LOSS) PER SHARE
Basic earnings (loss) per share is computed by dividing net earnings (loss) by the weighted average shares outstanding during the reporting period. Diluted earnings (loss) per share is computed giving effect to dilutive stock equivalents resulting from outstanding stock options, restricted stock and stock appreciation rights. The potential dilutive effect on the number of common shares for the first three (3) months of fiscal 2010 and fiscal 2009 was 0 shares and 203,278 shares, respectively. Because the Company had a loss from continuing operations for the quarter ended July 31, 2009, as well as for the quarter ended July 31, 2008, all stock equivalents were anti-dilutive during these periods, and therefore, are excluded when determining the diluted weighted average number of shares outstanding.

NOTE 8. GOODWILL AND OTHER INTANGIBLE ASSETS
The gross carrying amounts and accumulated amortization for the Company’s intangible assets as of July 31, 2009, and April 30, 2009, are as follows:

	July 31, 2009
	Gross Carrying	Accumulated
	Amount	Amortization
Intangible assets, subject to amortization:
Proprietary BPE software solutions	$3,753,666	$2,447,898
Acquired computer software	466,589	462,706
Real estate lease costs	701,776	328,328
Customer relationships	404,632	261,548
Deferred loan costs	331,488	136,323
Non-compete agreements	63,323	36,938
Tradename	61,299	4,768
Other	45,844	39,867

	$5,828,617	$3,718,376

Intangible assets and goodwill, not subject to amortization:

Trademark	$708,707

Goodwill	$6,354,002

	April 30, 2009
	Gross Carrying	Accumulated
	Amount	Amortization
Intangible assets, subject to amortization:
Proprietary BPE software solutions	$3,689,695	$2,340,980
Acquired computer software	466,589	458,883
Real estate lease costs	699,852	308,010
Customer relationships	404,632	252,216
Deferred loan costs	331,488	128,826
Non-compete agreements	63,323	29,023
Tradename	61,299	3,746
Other	45,844	39,149

	$5,762,722	$3,560,833

Intangible assets and goodwill, not subject to amortization:

Trademark	$708,707

Goodwill	$6,354,002

Aggregate amortization expense for all amortizable intangible assets:

For the three months ended July 31, 2009	$157,543
For the three months ended July 31, 2008	$198,458

Estimated future amortization expenses for all amortized intangible assets for the fiscal years ended:

Remainder of fiscal year 2010	503,366
2011	530,875
2012	389,722
2013	262,656
2014	175,856
2015	64,223
Thereafter	183,543

$2,110,241

The Company performed the annual impairment analysis of goodwill and indefinite-lived intangible assets for the BPE Segment in the quarter ended January 31, 2009, as required by SFAS 142. The annual analysis resulted in a determination of no impairment. As of July 31, 2009, there were no indicators of impairment. All of the Company’s goodwill and indefinite-lived intangible assets are assigned to the BPE Segment, which has also been determined to be the reporting unit.
NOTE 9. ACQUISITIONS
Fiscal 2010
There were no acquisitions in the first quarter of fiscal 2010.
Fiscal 2009
On June 6, 2008, Atlantic Lighting & Supply Co., LLC (“AL&S LLC”), an indirect wholly-owned subsidiary of the Company, acquired substantially all of the assets and assumed certain operating liabilities of Atlantic Lighting & Supply Co., Inc. (the “Seller”), for a total consideration, including the assumption of certain operating liabilities, of approximately $1.5 million (excluding acquisition costs). The Seller was engaged in the business of distributing energy efficient lighting products to building owners and operators, and the Company is continuing to conduct this business. The acquisition was made pursuant to an asset purchase agreement dated June 6, 2008, between the Company, AL&S LLC, the Seller, and the shareholders of the Seller (the “Agreement”). The consideration consisted of 17,381 newly-issued shares of the Company’s common stock, with a fair value of $91,250, the payment of approximately $618,000 in cash to the Seller, the payment of approximately $165,000 in cash to satisfy outstanding debt to two (2) lenders of the Seller, and the assumption of certain operating liabilities of the Seller that totaled approximately $584,000. The amounts and types of the consideration were determined through negotiations among the parties.
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

During fiscal 2009, subsequent to the quarter ended July 31, 2008, the Company finalized its allocation of the purchase price. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

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
The following table summarizes what the results of operations of the Company would have been on a pro forma basis for the first quarter of fiscal 2009, if the acquisition had occurred prior to the beginning of the period. These results do not purport to represent what the results of operations for the Company actually would have been or to be indicative of the future results of operations of the Company (in thousands, except for per share amounts).

Quarter Ended
July 31, 2008
Revenues	$3,790
Net loss	$(847)
Net loss per share - basic	$(0.23)
Net loss per share - diluted	$(0.23)

NOTE 10. INCOME-PRODUCING PROPERTIES
During the fourth quarter of fiscal 2009, the anchor tenant of the Company’s owned office building in Newnan, Georgia, defaulted on its lease obligations, and subsequently vacated its leased space during the first quarter of fiscal 2010. Accordingly, the Company does not anticipate that this tenant will make any additional lease payments. In April 2009, the Company offered to transfer its interest in the property to the mortgage lender to satisfy its repayment obligations under the loan.
During the first quarter of fiscal 2010, the Company forwarded the monthly cash flow generated by the property to the lender as partial monthly debt service payments, and pursuant to certain provisions of the loan, the lender satisfied the balance of each monthly mortgage payment with funds the Company had previously set aside in a reserve account held by the lender. As a result, as of July 31, 2009, the Company was in compliance with all provisions of the mortgage loan, and the loan was current with the lender.
In August and September 2009, the Company continued to forward the monthly cash flow generated by the property to the lender as additional partial monthly debt service payments. However, the lender recently notified the Company that, beginning in August 2009, it has elected not to utilize the funds in the reserve account to satisfy the remaining balance of the monthly debt service payments. Therefore, the loan is no longer current with the lender. The lender also advised the Company that it is in the process of selling the mortgage loan to a third party, and expects this transaction to close during the Company’s second fiscal quarter ending October 31, 2009.
Exculpatory provisions of the mortgage loan limit the Company’s liability for repayment to its interest in the property. The Company’s offer to transfer its interest in the property to the current lender remains outstanding, and the Company also intends to offer to transfer its interest in the property to any new loan holder, if and when such transaction ultimately occurs.
NOTE 11. FAIR VALUE OF FINANCIAL INSTRUMENTS
The carrying amounts of the Company’s cash and cash equivalents, restricted cash, accounts receivable and accounts payable approximate fair value due to their short-term maturities.
As of July 31, 2009, the Company had the following assets and liabilities that represent financial instruments: a certificate of deposit (“CD”), mortgage notes payable, and other long-term debt.
The CD, which had a balance of $450,000 as of July 31, 2009, is included within “Other assets” in the Company’s condensed consolidated balance sheet. This CD secures a letter of credit, which is required by the terms of the mortgage on one of the Company’s owned office buildings. Based on the rates currently available on certificates of deposit with similar terms, the CD’s carrying amount approximates its fair value as of July 31, 2009.
Based on the borrowing rates currently available for mortgage notes with similar terms and average maturities, the fair value of mortgage notes payable was $16,739,118 as of July 31, 2009. Based on the borrowing rates currently available for bank loans with similar terms and average maturities, the fair value of other long-term debt was $1,013,780 as of July 31, 2009.
NOTE 12. COMMITMENTS AND CONTINGENCIES
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with the condensed consolidated financial statements, including the notes to those statements, which are presented elsewhere in this report. The Company also recommends that this discussion and analysis be read in conjunction with management’s discussion and analysis section and the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended April 30, 2009.
The following discussion has been updated to reflect the restatements and the reclassification discussed in Note 2 to the condensed consolidated financial statements.
The Company’s fiscal year 2010 will end on April 30, 2010.
The Company expects the BPE Segment to be cash flow positive by the end of fiscal 2010, with revenues continuing to grow. Although BPE backlog at July 31, 2009, increased by 26% from the backlog at July 31, 2008, revenues exceeded new orders during the quarter ended July 31, 2009, resulting in a decrease of 17% from the backlog at April 30, 2009. The Company anticipates strong growth from the government sector to support revenue growth over a longer time horizon, in addition to multi-year programs that have already begun with large customers in the private sector. The Company offers the government sector many of the same offerings provided to private sector customers, including energy savings projects and other energy efficiency-focused products and services, usually by acting as a subcontractor to large energy services company (“ESCO”) partners to provide services to end-user government agency facilities. Through this channel, the BPE Segment provides services to a wide range of government facilities, including U.S. military bases, federal and state prisons, and large public educational facilities and school districts. The Company believes that future growth in BPE’s government business should be underpinned by two (2) recent U.S. Government actions: in December 2008, the U.S. Department of Energy (“DOE”) announced a program to fund $80 billion of energy savings performance contracts with sixteen (16) large ESCOs to improve energy efficiency of government buildings; and in February 2009, President Obama signed the American Recovery and Reinvestment Act of 2009, which will provide an additional approximately $75 billion for the performance of energy efficiency projects in government buildings. The Company has existing business relationships with half of these sixteen (16) selected ESCOs and a long history of providing these exact types of services for the government sector. The Company believes that it should be well positioned to perform a significant amount of these funded projects.
While the potential market demand for the BPE Segment’s offerings appears to be promising, there can be no assurance that this will result in sustained revenue growth, particularly if recent macro-economic conditions were to continue, or worsen, for an extended period of time.
The Company’s Real Estate Segment is in the business of creating long-term value by periodically realizing gains through the sale of existing real estate assets, and then redeploying its capital by reinvesting the proceeds from such sales in new real estate assets or in other segments of the Company. The Company has historically generated substantial liquidity from such periodic sales of its real estate assets held for investment. However, the current real estate portfolio consists of a limited number of properties, and given recent declines in commercial real estate values in the United States, the Company may be unable to sell any of its real estate assets, at acceptable prices or at all, in the near future.

The loss from operations during the first quarter of fiscal 2010 resulted in significant usage of the Company’s cash. However, the Company believes that it has, or can obtain, sufficient capital resources to operate its business in the ordinary course until the BPE Segment begins to generate sufficient cash flow from operations. There can be no guarantee that this will be the case, however, particularly if recent macro-economic conditions continue, or worsen, for an extended period of time. See “Liquidity and capital resources” for more information.
Results of operations of the first quarter of fiscal 2010, compared to the first quarter of fiscal 2009.
In the following charts, changes in revenues, cost of revenues, selling, general and administrative expenses, and loss from continuing operations before income taxes from period to period are analyzed on a segment basis, net of intersegment eliminations. For net earnings and similar profit information on a consolidated basis, please refer to the Company’s condensed consolidated financial statements. For net earnings presented by segment before intercompany eliminations, refer to Note 6 “Operating Segments” to the condensed consolidated financial statements.
REVENUES
From Continuing Operations
For the first quarter of fiscal 2010, consolidated revenues from continuing operations, net of inter-segment eliminations, were $4,629,203 compared to $3,524,537 for the first quarter of fiscal 2009, an increase of approximately 31%.
CHART A
REVENUES FROM CONTINUING OPERATIONS - SUMMARY BY SEGMENT
(Dollars in Thousands)

	First Quarter Ended
	July 31,		Amount	Percentage
	2009	2008	Change	Change

BPE (1)	$3,873	$2,720	$1,153	42
Real Estate (2)	756	804	(48)	(6)

	$4,629	$3,524	$1,105	31

NOTES TO CHART A
(1)	The following table indicates the BPE Segment revenues by service and product type:
BPE SEGMENT REVENUES - SUMMARY BY SERVICE & PRODUCT TYPE
(Dollars in Thousands)

	First Quarter Ended
	July 31,		Amount	Percentage
	2009	2008	Change	Change

Energy Savings Projects	$2,013	$947	$1,066	113
Lighting Products	456	258	198	77
Energy Management Services	564	600	(36)	(6)
Productivity Software	840	915	(75)	(8)

	$3,873	$2,720	$1,153	42

BPE Segment revenues increased by approximately $1,153,000, or 42%, in the first quarter of fiscal 2010 compared to the same period in fiscal 2009, primarily due to:
(a)	an increase in energy savings (lighting and mechanical) project revenues of approximately $1,066,000; and

(b)	an increase in lighting product revenues of approximately $198,000 generated by the Company’s lighting distribution business that was acquired in June 2009, as the lighting distribution business was operated by the Company for the entire first quarter of fiscal 2010, whereas it was operated by the Company for only a portion of the first quarter of fiscal 2009.
(2)	Real Estate Segment revenues decreased by $48,000, or 6%, in the first quarter of fiscal 2010 compared to the same period in fiscal 2009, primarily due to a one-time early lease termination payment received in the first quarter of fiscal 2009.
The following table indicates the backlog of contracts and rental income, by segment.

			Increase
	July 31,		(Decrease)
	2009	2008	Amount	Percentage

BPE (1)	$8,234,000	$6,536,000	$1,698,000	26
Real Estate (2)	2,768,000	3,183,000	(415,000)	(13)
Less: Intersegment eliminations (3)	(551,000)	(585,000)	34,000	6

Total Backlog	$10,451,000	$9,134,000	$1,317,000	14

(1)	BPE backlog at July 31, 2009, increased by approximately $1,698,000, or 26%, compared to the year-earlier period, primarily due to:
(a)	an increase of approximately $2,994,000 in energy savings (lighting and mechanical) projects; partially offset by:
(b)	a decrease of approximately $178,000 in productivity software products and services; and

(c)	a decrease of approximately $1,118,000 in energy management consulting services, primarily as a result of the successful completion of approximately $800,000 of multi-year consulting services projects.
The Company estimates that a substantial majority of the BPE backlog at July 31, 2009, will be recognized prior to July 31, 2010.

BPE backlog includes some contracts that can be cancelled by customers with less than one (1) year’s notice, and assumes that such cancellation provisions will not be invoked. The value of such contracts included in the prior year’s backlog that were subsequently cancelled was approximately $104,000, or 1.6%.

(2)	Real Estate backlog at July 31, 2009, decreased by approximately $415,000 compared to the year-earlier period, primarily due to a decrease in rental revenues at the Company’s owned office building located in Newnan, Georgia, due to the anchor tenant’s default (see Note 10 to the condensed consolidated financial statements).

(3)	Represents rental revenues at the Company’s owned headquarters building to be paid to the Real Estate Segment by the Parent Company and the BPE Segment.
COST OF REVENUES
From Continuing Operations
As a percentage of total segment revenues from continuing operations (see Chart A), the total applicable costs of revenues (see Chart B) of $3,132,614 in the first quarter of fiscal 2010 and $2,226,831 in the first quarter of fiscal 2009, were 68% and 63%, respectively. In reviewing Chart B, the reader should recognize that the volume of revenues generally will affect the amounts and percentages presented.
The figures in Chart B are net of intersegment eliminations.
CHART B
COST OF REVENUES
FROM CONTINUING OPERATIONS SUMMARY BY SEGMENT
(Dollars in Thousands)

			Percentage of Segment
			Revenues for the
	First Quarter Ended		First Quarter Ended
	July 31,		July 31,
	2009	2008	2009	2008

BPE (1)	$2,625	$1,753	68	64
Real Estate (2)	508	474	67	59

	$3,133	$2,227	68	63

NOTES TO CHART B
(1)	BPE Segment cost of revenues increased by approximately $872,000, or 50%, in the first quarter of fiscal 2010 compared to the same period in fiscal 2009, primarily due to a corresponding increase in revenues (See Chart A).
On a percentage-of-revenues basis, BPE Segment cost of revenues increased by approximately 4% in the first quarter of fiscal 2010 compared to the same period in fiscal 2009, primarily due to a change in the mix of services and products.
(2)	Real Estate Segment cost of revenues increased by approximately $34,000, or 7%, in the first quarter of fiscal 2010 compared to the same period in fiscal 2009, primarily due to a repair expense at the Company’s owned shopping center in Smyrna, Tennessee.
On a percentage-of-revenues basis, Real Estate Segment cost of revenues increased by approximately 8% in the first quarter of fiscal 2010 compared to the same period in fiscal 2009, due to the decline in revenues discussed above (see Chart A) and the increases in cost of revenues discussed in the previous paragraph.
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
From Continuing Operations
As a percentage of total segment revenues from continuing operations (see Chart A), the total applicable selling, general and administrative expenses (“SG&A”) (see Chart C), net of intersegment eliminations, of $2,389,461 in the first quarter of fiscal 2010 and $2,405,656 in the first quarter of fiscal 2009, were 52% and 68%, respectively. In reviewing Chart C, the reader should recognize that the volume of revenues generally will affect the amounts and percentages presented. The percentages in Chart C are based upon expenses as they relate to segment revenues from continuing operations (see Chart A), with the exception that Parent and total expenses relate to total consolidated revenues from continuing operations.
The figures in Chart C are net of intersegment eliminations.
CHART C
SELLING, GENERAL AND ADMINSTRATIVE EXPENSES
FROM CONTINUING OPERATIONS BY SEGMENT
(Dollars in Thousands)

			Percentage of Segment
			Revenues for the
	First Quarter Ended		First Quarter Ended
	July 31,		July 31,
	2009	2008	2009	2008

BPE (1)	$1,360	$1,409	35	52
Real Estate	160	$169	21	21
Parent (2)	869	$828	19	23

	$2,389	$2,406	52	68

NOTES TO CHART C
(1)	BPE Segment SG&A expenses decreased by approximately $49,000, or 3%, in the first quarter of fiscal 2010 compared to the same period in fiscal 2009, primarily due to a decrease in product development expenses and general administrative expenses, partially offset by higher sales and marketing expenses.
On a percentage-of-revenues basis, BPE Segment SG&A expenses decreased by 17% in the first quarter of fiscal 2010 compared to the same period of fiscal 2009, primarily due to the increase in revenues (see Chart A) without a corresponding proportional increase in expenses.
(2)	Parent SG&A expenses increased by approximately $41,000, or 5%, in the first quarter of fiscal 2010 compared to the same period of fiscal 2009, primarily due to:
(a)	an increase in accounting and other non-legal compliance costs of approximately $66,000;
     partially offset by:
(b)	a decrease in legal fees of approximately $33,000 because of costs incurred in the prior year primarily related to the settlement of an insurance claim.
On a percentage-of-revenues basis, Parent SG&A expenses decreased by 4% in the first quarter of fiscal 2010 compared to the same period of fiscal 2009, primarily due to the increase in revenues (see Chart A) without a corresponding proportional increase in expenses.
LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES
Consolidated loss before income taxes from continuing operations was $1,194,723 in the first quarter of fiscal year 2010, compared to $1,372,120 in the same period of fiscal year 2009, a reduction in the loss of $177,397, or 13%.
The figures in Chart D are net of intersegment eliminations.
CHART D
LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES
SUMMARY BY SEGMENT
(Dollars in Thousands)

	First Quarter Ended		Increase
	July 31,		(Decrease)
	2009	2008	Amount

BPE (1)	$(124)	$(453)	$329
Real Estate (2)	(204)	(100)	(104)
Parent (3)	(867)	(819)	(48)

Total	$(1,195)	$(1,372)	$177

NOTES TO CHART D
(1)	BPE Segment loss before income taxes decreased by approximately $329,000, or 73%, in the first quarter of fiscal 2010 compared to the same period in fiscal 2009, primarily due to an increase in revenues of approximately $1,153,000 (see Chart A), an increase in gross margin of approximately $281,000, and a decrease in SG&A expenses of approximately $49,000 (see Chart C).

(2)	Real Estate Segment loss before income taxes increased by approximately $104,000 in the first quarter of fiscal 2010 compared to the same period in fiscal 2009, primarily due to a decrease in revenues of approximately $48,000 (see Chart A), an increase in cost of revenues of approximately $34,000 (see Chart B), a decrease in SG&A expenses of approximately $9,000 (see Chart C), a decrease in interest expense of approximately $12,000, and a decrease in interest and other income of approximately $42,000.

(3)	Parent loss before income taxes increased by approximately $48,000 in the first quarter of fiscal 2010 compared to the same period in fiscal 2009, due to an increase in SG&A expenses of approximately $41,000 (see Chart C) and a decrease in interest and other income of approximately $7,000.
INCOME TAX BENEFIT
The Company’s effective rate for income taxes, based upon estimated annual income tax rates, approximated 40.9% of the loss from continuing operations before income taxes for the first quarter of fiscal 2010 and 38.2% for the comparable period in fiscal year 2009.
LIQUIDITY AND CAPITAL RESOURCES
Between April 30, 2009, and July 31, 2009, working capital decreased by $1,286,297, or 18%, and cash decreased by $1,496,823, or 31%.
The following describes the changes in the Company’s cash from April 30, 2009, to July 31, 2009:
Operating activities used cash of approximately $1,071,000, primarily as a result of:
(a)	current year losses from continuing operations before depreciation, amortization and income taxes of approximately $850,000;

(b)	an increase in other current and long-term assets of approximately $332,000, due primarily to an increase in accrued revenues on energy management projects; and.

(c)	a net decrease in trade accounts payable, accrued expenses, and other liabilities of approximately $217,000, due to the timing and submission of payments;
  partially offset by:
(d)	an increase in billings in excess of costs and earnings of approximately $716,000; partially offset by an increase in accounts receivable (net of changes in the provision for doubtful accounts) of approximately $173,000 and an increase in costs and earnings in excess of billings of approximately $289,000. These changes are primarily as a result of the timing of billings and receipt of payments.

Investing activities used cash of approximately $157,000, primarily as a result of:
(a)	approximately $129,000 used for additions to income-producing properties related to building improvements; and

(b)	approximately $66,000 used for additions to intangible assets, primarily related to the development of enhancements to the BPE Segment’s proprietary building productivity software solutions;
  partially offset by:
(c)	approximately $57,000 provided by the release of restricted cash previously held in escrow.
Financing activities used cash of approximately $268,000 primarily for:
(a)	payment of the regular quarterly cash dividends to shareholders of approximately $75,000;

(b)	scheduled principal payments on real estate mortgage notes of approximately $93,000; and

(c)	scheduled principal payments on other long-term debt of approximately $100,000.
Cash usage during the first quarter of fiscal 2010 was primarily due to current losses from operations. The Company believes that it has, or can obtain, sufficient capital resources to operate its business in the ordinary course until the BPE Segment begins to generate sufficient cash flow from operations, although there can be no guarantee that this will be the case, particularly if recent macro-economic conditions continue, or worsen, for an extended period of time.
The Company has historically generated substantial liquidity from the periodic sales of real estate assets. As a result, the current real estate portfolio consists of a limited number of properties. Given the recent decline in commercial real estate values in the United States, the Company may be unable to sell any of its real estate assets in the near future at acceptable prices, or at all. The Company in recent years has not utilized bank lines of credit for operating purposes and does not currently have in place any such lines of credit. The Company does have the ability, however, to receive approximately $1,000,000 in loans against its interest in the cash surrender value of certain life insurance policies.
The Company has no material commitments for capital expenditures; however, the Company does expect that capital spending in fiscal year 2010 will approximate $500,000, with BPE Segment capital expenditures approximating $350,000, and the remainder of capital expected to be spent for replacement of computer hardware and Company vehicles. Other significant uses of cash are anticipated to be scheduled repayments of the Company’s real estate mortgage obligations and the cash requirements of corporate headquarters. The Company’s uses of cash are not expected to change materially in the near future, with the exception of discretionary Real Estate capital expenditures, which may increase if significant tenant improvements are needed for new tenant lease build-outs. This use of cash would be recovered during the terms of the new leases by the additional rental income.
In the event that currently available cash, cash generated from operations, and funds borrowed against the Company’s interest in life insurance policies were not sufficient to meet future cash requirements, the Company would need to sell real estate assets, seek external debt financing or refinancing of existing debt, seek to raise funds through the issuance of equity securities, or limit growth or curtail operations to levels consistent with the constraints imposed by available cash and cash flow, or any combination of these options. The Company’s ability to secure debt or equity financing or to sell real estate assets could be limited by economic and financial conditions at any time, but likely would be severely limited by credit and real estate market conditions similar to those that have existed in recent fiscal quarters. Management cannot provide assurance that any reductions in planned expenditures or in operations would be sufficient to cover potential shortfalls in available cash, or that debt or equity financing or real estate asset sales would be available on terms acceptable to the Company, if at all.
The Company has four (4) mortgage notes on long-term real estate assets and two (2) other long-term debt obligations. The long-term debt obligations have no financial or non-financial covenants. The Company’s mortgage notes do not contain any financial covenants, with the exception of a guarantee on one (1) of its real estate mortgage loans that requires a Company subsidiary to maintain a net worth of at least $4 million. The subsidiary’s net worth was approximately $15.8 million as of July 31, 2009.
CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
Certain statements contained or incorporated by reference in this Quarterly Report on Form 10-Q, including without limitation, statements containing the words “believes,” “anticipates,” “estimates,” “expects,” “plans,” and words of similar import, are forward-looking statements within the meaning of the federal securities laws. Forward-looking statements in this report include, without limitation: the Company’s expected achievement of positive cash flow for its BPE Segment; trends in the BPE Segment’s government business; and expected timing of the recognition as revenue of current backlog. Forward-looking statements involve known and unknown risks, uncertainties and other matters which may cause the actual results, performance, or achievements of the Company to be materially different from any future results, performance, or uncertainties expressed or implied by such forward-looking statements. Factors affecting forward-looking statements include, without limitation, the length and severity of the current economic recession and disruptions in the capital markets; the ability and timing of the BPE Segment achieving increased sales, positive cash flows, and profits; the health of the commercial real estate market; the Company’s ability to attract, retain, and motivate key personnel; and the other factors identified under the caption “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended April 30, 2009, as updated from time to time in the Company’s Quarterly Reports on Form 10-Q.

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
Revenue Recognition
Revenues derived from implementation, training, support, and base service license fees from customers accessing the Company’s proprietary building productivity software on an application service provider (ASP) basis are recognized in accordance with the provisions of SEC Staff Accounting Bulletin 104, Revenue Recognition (“SAB 104”). For these sources of revenues, the Company recognizes revenues when all of the following conditions are met: there is persuasive evidence of an arrangement; service has been provided to the customer; the collection of fees is probable; and the amount of fees to be paid by the customer is fixed and determinable. The Company’s license arrangements do not include general rights of return. Revenues are recognized ratably over the contract period, which is typically no longer than twelve (12) months, beginning on the commencement date of each contract. Amounts that have been invoiced are recorded in accounts receivable and in revenue or deferred revenue, depending on the timing of when the revenue recognition criteria have been met. Additionally, the Company defers such direct costs and amortizes them over the same time period as the revenue is recognized.
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
In accordance with paragraph 4 of SFAS 144, the Company has determined that the lowest level of identifiable cash flows for long-lived assets in its Real Estate Segment is at each of the individual income-producing properties. Each of these income producing properties operates independent of one another, and financial information for these properties is recorded on an individual property basis. When there are indicators of impairment, the recoverability of long-lived assets is measured by a comparison of the carrying amount of the asset against the future net undiscounted cash flows expected to be generated by the asset. The Company estimates future undiscounted cash flows of the Real Estate Segment using assumptions regarding occupancy, counter-party creditworthiness, costs of leasing including tenant improvements and leasing commissions, rental rates and expenses of the property, as well as the expected holding period and cash to be received from disposition. The Company has considered all of these factors in its undiscounted cash flows.
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
Long-lived assets in the BPE Segment are grouped together for purposes of impairment analysis, as assets and liabilities of the BPE Segment are not independent of one another. Annually at the end of the fiscal third quarter, unless events or circumstances occur in the interim as discussed above, the Company reviews its BPE Segment’s long-lived assets for impairment. Future undiscounted cash flows of the segment, as measured in its goodwill impairment analysis, are used to determine whether impairment of long-lived assets exists in the BPE Segment.
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

The Company performed the annual impairment analysis of goodwill and indefinite-lived intangible assets for the BPE Segment in the quarter ended January 31, 2009, as required by SFAS 142. The annual analysis resulted in a determination of no impairment. As of July 31, 2009, there were no indicators of impairment.
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
Positive evidence considered includes, among others, the following: deferred tax liabilities in excess of DTA, future reversals of temporary differences, Company historical evidence of not having DTAs expire prior to utilization, long carryforward period remaining for net operating loss (“NOL”) carryforwards, lack of cumulative taxable loss in recent years, taxable income projections that conclude that NOL carryforwards will be utilized prior to expiration, and evidence of appreciated real estate holdings planned to be sold prior to expiration of the NOL carryforward period.
Negative evidence considered includes, among others, the fact that the current real estate market conditions and lack of readily available credit could make it difficult for the Company to trigger gains on sales of real estate.
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

The Company will have to generate $7.3 million of pre-tax income in future years to realize the federal NOL carryforwards and an additional $21.9 million of pre-tax book income in future years to realize the state NOL carryforwards. This amount of pre-tax book income would allow for the reversal of the $3.6 million DTA related to NOL carryforwards. There is a long carryforward period remaining for the NOL carryforwards. The oldest federal NOL carryforwards will expire in the April 30, 2024, tax-year and the most recent federal NOL carryforwards will expire in the April 30, 2028, tax-year. The significant state NOL carryforwards will also expire between the April 30, 2024, and April 30, 2028, tax years. The Company has no material permanent book/tax differences.
The Company has no material FIN 48 obligations. The Company’s policy is to record interest and penalties as a component of income tax expense (benefit) in the consolidated statement of operations.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in the Company’s market risk since April 30, 2009. Refer to the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2009, for detailed disclosures about quantitative and qualitative disclosures about market risk.
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

PART II. OTHER INFORMATION
ITEM 1A. RISK FACTORS
The reader should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2009, which could materially affect the business, financial condition or future operating results of the Company. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also could materially affect the Company’s business, financial condition and/or operating results.
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

SERVIDYNE, INC.
(Registrant)

Date: September 14, 2009	/s/ Alan R. Abrams
Alan R. Abrams
Chief Executive Officer

Date: September 14, 2009	/s/ Rick A. Paternostro
Rick A. Paternostro
Chief Financial Officer