Form 10-Q
period 2009-10-31
SERVIDYNE, INC.
filed 2009-12-15
CIK 1923

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
QUARTERLY REPORT

Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934
For the quarter ended October 31, 2009
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
Yes ☐   No ☑
The number of shares of $1.00 par value Common Stock of the Registrant outstanding as of November 30, 2009, was 3,689,075.

SERVIDYNE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	October 31, 2009	April 30, 2009
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,903,421	$4,821,126
Receivables (Note 5):
Trade accounts and notes, net of allowance for doubtful accounts of $85,103 and $145,236, respectively	1,692,245	1,368,577
Contracts, net of allowance for doubtful accounts of $4,294 and $4,294, respectively, including retained amounts of $359,856 and $219,385, respectively	2,027,131	1,764,327
Costs and earnings in excess of billings	34,149	408,950
Deferred income taxes	455,421	579,423
Other current assets	1,766,010	1,659,721

Total current assets	8,878,377	10,602,124

INCOME-PRODUCING PROPERTIES, net (Note 10)	19,258,068	19,391,375
PROPERTY AND EQUIPMENT, net	738,345	797,556
OTHER ASSETS:
Real estate held for future development or sale	853,109	853,109
Intangible assets, net (Note 8)	3,031,655	2,910,596
Goodwill (Note 8)	6,354,002	6,354,002
Other assets	2,954,036	2,735,894

Total assets	$42,067,592	$43,644,656

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Trade and subcontractors payables	$585,083	$851,633
Accrued expenses	2,010,347	1,416,145
Deferred revenue	460,654	708,401
Billings in excess of costs and earnings	962,204	28,215
Current maturities of mortgage notes and other long-term debt (Note 10)	3,597,634	566,858

Total current liabilities	7,615,922	3,571,252

DEFERRED INCOME TAXES	1,446,361	2,489,357
OTHER LIABILITIES	991,815	824,877
MORTGAGE NOTES PAYABLE, less current maturities	14,911,846	18,220,640
OTHER LONG-TERM DEBT, less current maturities	1,000,000	1,000,000

Total liabilities	25,965,944	26,106,126

COMMITMENTS AND CONTINGENCIES (Note 12)

SHAREHOLDERS’ EQUITY:
Common stock, $1 par value; 10,000,000 shares authorized; 3,917,673 issued and 3,689,075 outstanding at October 31, 2009; 3,917,778 issued and 3,691,369 outstanding at April 30, 2009	3,922,051	3,917,778
Additional paid-in capital	6,114,456	6,026,101
Retained earnings	7,044,566	8,569,451
Treasury stock (common shares) of 228,598 at October 31, 2009 and 226,409 at April 30, 2009	(979,425)	(974,800)

Total shareholders’ equity	16,101,648	17,538,530

Total liabilities and shareholders’ equity	$42,067,592	$43,644,656

See accompanying notes to condensed consolidated financial statements.

SERVIDYNE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	SECOND QUARTER ENDED		SIX MONTHS ENDED
	OCTOBER 31,		OCTOBER 31,
	2009	2008	2009	2008

REVENUES:
Building Performance Efficiency (“BPE”)	$3,922,541	$3,434,110	$7,795,649	$6,154,183
Real Estate	685,362	784,357	1,441,457	1,588,821

	4,607,903	4,218,467	9,237,106	7,743,004

COST OF REVENUES:
BPE	2,670,904	2,167,704	5,295,513	3,920,488
Real Estate	485,770	560,618	993,775	1,034,665

	3,156,674	2,728,322	6,289,288	4,955,153

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:	2,304,435	2,695,481	4,693,896	5,101,137

OTHER (INCOME) AND EXPENSES:
Other income	(57,078)	(23,804)	(67,882)	(36,943)
Interest income	(3,696)	(47,971)	(10,436)	(103,058)
Interest expense	319,368	330,368	638,763	662,764

	258,594	258,593	560,445	522,763

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(1,111,800)	(1,463,929)	(2,306,523)	(2,836,049)

INCOME TAX BENEFIT	(403,778)	(558,217)	(892,915)	(1,082,926)

NET LOSS	$(708,022)	$(905,712)	$(1,413,608)	$(1,753,123)

NET LOSS PER SHARE (Note 7):
Net loss per share — basic and diluted	$(0.19)	$(0.24)	$(0.38)	$(0.47)

WEIGHTED AVERAGE SHARES OUTSTANDING — BASIC	3,690,288	3,736,346	3,690,791	3,733,320

WEIGHTED AVERAGE SHARES OUTSTANDING — DILUTED	3,690,288	3,736,346	3,690,791	3,733,320

See accompanying notes to condensed consolidated financial statements.

SERVIDYNE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	SIX MONTHS ENDED
	OCTOBER 31,
	2009	2008

Cash flows from operating activities:
Net loss	$(1,413,608)	$(1,753,123)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on disposal of assets	1,378	9,683
Depreciation and amortization	711,363	813,179
Amortization of mortgage discount	—	(15,000)
Deferred tax benefit	(918,994)	(1,098,825)
Stock compensation expense	93,034	98,447
Adjustment to cash surrender value of life insurance	(69,217)	(93,852)
Straight-line rent	45,052	(36,672)
Provision for doubtful accounts, net	(60,133)	(37,865)
Changes in assets and liabilities:
Receivables	(526,339)	288,049
Costs and earnings in excess of billings	374,801	(88,803)
Other current and long-term assets	(295,765)	(146,471)
Trade and subcontractors payable	(266,550)	(515,625)
Accrued expenses and deferred revenue	346,455	(361,115)
Accrued incentive compensation	—	(318,571)
Billings in excess of costs and earnings	933,989	35,824
Other liabilities	—	(14,219)

Net cash used in operating activities	(1,044,534)	(3,234,959)

Cash flows from investing activities:
Acquisition, net of cash acquired	—	(891,665)
Premiums paid on officers’ life insurance policies	(27,464)	—
Release of restricted cash held in escrow	57,170	3,470,700
Purchase of held to maturity investments	—	(150,000)
Additions to income-producing properties	(128,925)	(173,576)
Additions to property and equipment	(60,028)	(129,876)
Additions to intangible assets	(321,598)	(188,934)
Proceeds from sale of property and equipment	2,000	—

Net cash (used in) provided by investing activities	(478,845)	1,936,649

Cash flows from financing activities:
Mortgage repayments	(178,018)	(169,396)
Debt repayments	(100,000)	(240,875)
Repurchase of common stock	(4,625)	(57,726)
Cash dividends paid to shareholders	(111,683)	(284,370)

Net cash used in financing activities	(394,326)	(752,367)

Net decrease in cash and cash equivalents	(1,917,705)	(2,050,677)
Cash at beginning of period	4,821,126	8,382,947

Cash at end of period	$2,903,421	$6,332,270

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

SERVIDYNE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE 1. ORGANIZATION AND BUSINESS
Servidyne, Inc. (together with its subsidiaries, the “Company”) was organized under Delaware law in 1960. In 1984, the Company changed its state of incorporation from Delaware to Georgia. The Company’s Building Performance Efficiency (“BPE”) Segment provides comprehensive energy efficiency and demand response solutions, sustainability programs, and other building performance-enhancing products and services to owners and operators of existing buildings, energy services companies, and public and private utilities. The Company’s Real Estate Segment engages in commercial real estate investment and development.
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
Subsequent Events
The Company evaluated subsequent events through December 15, 2009, which represents the date the condensed consolidated financial statements were issued.
Restatement of Previously Issued Condensed Consolidated Financial Statements
Subsequent to the issuance of the quarterly report on Form 10-Q for the period ended October 31, 2008, the Company determined that interest income and certain components of other income were not presented in accordance with the Securities and Exchange Commission (“SEC”) Regulation S-X, Article 5, Rule 5-03, “Income Statement.” In the interim period for the quarter ended October 31, 2008, the Company included interest income and certain components of other income in the determination of total revenues. The Company has revised its presentation of interest income and certain components of other income to “other (income) and expenses” in the condensed consolidated statements of operations. Prior period amounts in the condensed consolidated statements of operations, as well as in the notes to the condensed consolidated financial statements, where affected, have been restated to conform to this new presentation. The Company does not believe that this restatement is material to the condensed consolidated financial statements.

Reclassification of Previously Issued Condensed Consolidated Financial Statements
The Company previously included interest expense together with cost of revenues and selling, general and administrative expenses in the determination of total operating expenses. The Company has reclassified interest expense to “other (income) and expenses” in the condensed consolidated statement of operations for the quarter ended October 31, 2008, to conform to this new presentation.
NOTE 3. RECENT ACCOUNTING PRONOUNCEMENTS
In June 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Codification (“ASC”) 105-10, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (“ASC 105-10” or the “Codification”), which became effective for interim and annual periods ending after September 15, 2009. Other than resolving certain minor inconsistencies in current U.S. generally accepted accounting principles (“GAAP”), the Codification does not change GAAP, but rather is intended to make it easier to find and research GAAP applicable to particular transactions or specific accounting issues. The Codification organizes previous accounting pronouncements into approximately 90 accounting topics and is now considered to be the single source of authoritative U.S. GAAP. The Company adopted ASC 105-10 in the second quarter of fiscal 2010. Adoption had no impact on the determination or reporting of the Company’s financial results. All references to specific authoritative guidance have been updated within this report to reflect the new Accounting Standards Codification structure.
In May 2009, the FASB issued guidance now codified as FASB ASC topic 855, Subsequent Events (“ASC 855”). ASC 855 modifies the names of the two types of subsequent events and, for public entities, modifies the definition of subsequent events to refer to events or transactions that occur after the balance sheet date but before the financial statements are issued. Also, ASC 855 requires that entities disclose the date through which subsequent events have been evaluated and the basis for that date. ASC 855 was effective for all interim and annual periods ending after June 15, 2009. The Company adopted ASC 855 in the first quarter of fiscal 2010. See Note 2 for required disclosures.
In April 2009, the FASB issued new guidance now codified within FASB ASC topic 825, Financial Instruments (“ASC 825”). Following this new guidance, ASC 825 requires disclosure about the fair value of financial instruments for publicly traded companies in interim reporting periods, as well as in annual reporting periods. The Company adopted the new provisions of ASC 825 in the first quarter of fiscal 2010. See Note 11 for fair value disclosure of the Company’s financial instruments.
In December 2007, the FASB issued guidance now codified as FASB ASC topic 805, Business Combinations (“ASC 805”). ASC 805 retains the underlying concepts of previous guidance in that all business combinations are still required to be accounted for at fair value under the acquisition method of accounting, but ASC 805 changed the method of applying the acquisition method in a number of significant aspects. Acquisition costs will generally be expensed as incurred; non-controlling interests will be valued at fair value at the acquisition date; in-process research and development will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date; restructuring costs associated with a business combination will generally be expensed subsequent to the acquisition date; and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense. ASC 805 was effective on a prospective basis for all business combinations for which the acquisition date occurred on or after the beginning of the first annual period subsequent to December 15, 2008, with the exception of the accounting for valuation allowances on deferred taxes and acquired tax contingencies. ASC 805 amends previous guidance such that adjustments made to valuation allowances on deferred taxes and acquired tax contingencies associated with acquisitions that closed prior to the effective date of ASC 805 would also apply the provisions of ASC 805. The Company has determined that adoption did not have a significant impact on the determination or reporting of the Company’s financial results.
In April 2008, the FASB issued guidance now codified as FASB ASC Subtopic 350-30, Intangibles — Goodwill and Other; General Intangibles Other than Goodwill (“ASC 350-30”) and ASC topic 275, Risks and Uncertainties (“ASC 275”). This new guidance was designed to improve the consistency between the useful life of a recognized intangible asset under ASC 350, Intangibles — Goodwill and Other, and the period of expected cash flows used to measure the fair value of the asset under ASC 805, Business Combinations, and other guidance under GAAP. The Company adopted ASC 350-30 and ASC 275 in the first quarter of fiscal 2010. The Company has determined that adoption did not have a significant impact on the determination or reporting of the Company’s financial results.
NOTE 4. EQUITY-BASED COMPENSATION
The Company has three (3) outstanding types of equity-based incentive compensation instruments in effect with employees, non-employee directors and certain outside service providers: stock options, stock appreciation rights, and restricted stock. Most of these equity-based instruments have been granted under the terms of the Company’s 2000 Stock Award Plan (the “2000 Award Plan”). The total number of shares that can be granted under the 2000 Award Plan is 1,155,000 shares. The Company typically uses authorized, unissued shares to provide shares for these equity-based instruments.
For the second quarter and the six (6) months ended October 31, 2009, total equity-based compensation expenses were $43,073 and $93,035, respectively, and the related income tax benefits were $16,240 and $35,225, respectively. Comparatively, for the second quarter and the six (6) months ended October 31, 2008, total equity-based compensation expenses were $49,603 and $98,447, respectively, and the related income tax benefits were $18,849 and $37,410, respectively. All of these expenses are included in selling, general and administrative expenses in the condensed consolidated statements of operations. At October 31, 2009, there were total unrecognized equity-based compensation expenses of $294,944 that are expected to be recognized over a weighted average period of approximately 1.7 years.

Stock Options
A summary of stock options activity for the six (6) months ended October 31, 2009, is as follows:

		Weighted
	Options to	Average
	Purchase	Exercise
	Shares	Price
Outstanding at April 30, 2009	482,486	$4.46
Granted	—	—
Forfeited	—	—
Expired	—	—
Exercised	—	—

Outstanding at October 31, 2009	482,486	$4.46

Vested at October 31, 2009	471,986	$4.44

Non-vested at October 31, 2009, that are expected to vest	10,500	$5.24

Stock options typically vest over a period of two (2) years. The maximum contractual term of the stock options is ten (10) years. As of October 31, 2009, none of the outstanding stock options, vested or non-vested, were “in the money.”
A summary of information about all stock options outstanding as of October 31, 2009, is as follows:

		Weighted Average
Exercise	Number of	Remaining Contractual
Price	Outstanding Options	Term (Years)
$4.42	415,629	3.03
$4.59	55,440	5.40
$5.19	917	4.63
$5.24	10,500	3.62
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
Compensation expenses related to the vesting of options for the second quarter and the six (6) months ended October 31, 2009, were $242 and $2,417, respectively, and the related income tax benefits were $92 and $919, respectively. Comparatively, related compensation expenses for the second quarter and the six (6) months ended October 31, 2008, were $5,979 and $7,666, respectively, and the related income tax benefits were $2,272 and $2,913, respectively.

Stock Appreciation Rights (“SARs”)
A summary of SARs activity for the six (6) months ended October 31, 2009, is as follows:

		Weighted
		Average
		Exercise
	SARs	Price
Outstanding at April 30, 2009	565,350	$4.37
Granted	30,000	2.30
Exercised	—	—
Forfeited	(10,500)	4.09

Outstanding at October 31, 2009	584,850	$4.27

Vested at October 31, 2009	54,810	$3.94

Non-vested at October 31, 2009, that are expected to vest	360,818	$4.30

All SARs have a five-year vesting period. Typically, thirty percent (30%) of the SARs will vest on the third (3rd) year anniversary of the date of grant, thirty percent (30%) will vest on the fourth (4th) year anniversary of the date of grant, and forty percent (40%) will vest on the fifth (5th) year anniversary of the date of grant. All SARs have early vesting provisions by which one hundred percent (100%) of the SARs would vest immediately (1) on the date of a change in control of the Company; or (2) if the Company’s stock price were to close at or above a certain price for ten (10) consecutive trading days. For SARs granted prior to the stock dividend that occurred in the first quarter of fiscal 2009, the triggering price for early vesting is $19.05 per share. For SARs granted subsequent to the stock dividend that occurred in the first quarter of fiscal 2009, the triggering price for early vesting is $20.00 per share. The maximum contractual term of all SARs is ten (10) years. As of October 31, 2009, none of the outstanding SARs, vested or non-vested, were “in the money.”
A summary of information about all SARs outstanding as of October 31, 2009, is as follows:

			Weighted Average
			Remaining
Exercise	Outstanding	Vested	Contractual
Price	SARs	SARs	Term (Years)
$3.94	182,700	54,810	6.66
$3.79	111,300	0	7.10
$4.19	10,500	0	7.62
$6.19	38,850	0	7.92
$5.00	52,500	0	8.48
$4.76	136,500	0	8.62
$4.00	22,500	0	8.88
$2.30	30,000	0	9.61
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
No SARs were granted in the second quarter ended October 31, 2009. The fair value of the SARs granted in the six (6) months ended October 31, 2009, was estimated on the respective grant dates using the following weighted average assumptions in the Black-Scholes option-pricing model:

Expected life (years)	5
Dividend yield	3.24%
Expected stock price volatility	49.19%
Risk-free interest rate	2.95%
Fair value of SARs granted	$0.51
Compensation expenses related to the vesting of SARs for the second quarter and the six (6) months ended October 31, 2009, were $41,215 and $85,719 , respectively, and the related income tax benefits were $15,534 and $32,444 , respectively. Comparatively, related compensation expenses for the second quarter and the six (6) months ended October 31, 2008, were $38,821 and $83,243, respectively, and the related income tax benefits were $14,752 and $31,632, respectively.
Shares of Restricted Stock
Periodically, the Company has awarded shares of restricted stock to employees, non-employee directors and certain outside service providers. The awards are recorded at fair market value on the date of grant and typically vest over a period of one (1) year. As of October 31, 2009, there were unrecognized compensation expenses totaling $3,332 related to grants of shares of restricted stock, which the Company expects to be recognized over the ensuing year.
Compensation expenses related to the vesting of shares of restricted stock for the second quarter and the six (6) months ended October 31, 2009, were $1,616 and $4,899, respectively, and the related income tax benefits were $614 and $1,862, respectively. Comparatively, the related compensation expenses for the second quarter and the six (6) months ended October 31, 2008, were $4,803 and $7,538, respectively, and the related income tax benefits were $1,825 and $2,864, respectively.
The following table summarizes restricted stock activity for the six (6) months ended October 31, 2009:

		Weighted Average
	Number of	Fair Value
	Shares of	per Share
	Restricted Stock	on Grant Date
Non-vested restricted stock at April 30, 2009	5,295	$4.61
Granted	—	—
Forfeited	—	—
Vested	(4,245)	4.55

Non-vested restricted stock at October 31, 2009	1,050	$4.76

NOTE 5. RECEIVABLES
All net contract and trade receivables are expected to be collected within one (1) year.

NOTE 6. OPERATING SEGMENTS
The table below shows selected financial data on a segment basis before intersegment eliminations. In this presentation, management fee expenses charged by the Parent Company are not included in the segments’ results.

For the Second Quarter
Ended October 31, 2009	BPE	Real Estate	Parent Company (1)	Eliminations	Consolidated

Revenues from unaffiliated customers
BPE Segment services and products:
Energy savings projects	$2,048,382				$2,048,382
Lighting products	484,287				484,287
Energy management services	457,714				457,714
Productivity software	932,157				932,157

Total revenues from unaffiliated customers	$3,922,541	$685,362	$—	$—	$4,607,903
Intersegment revenue	—	136,043	—	(136,043)	—

Total revenues from continuing operations	$3,922,541	$821,405	$—	$(136,043)	$4,607,903

(Loss) earnings from continuing operations before income taxes	$(352,474)	$76,330	$(841,640)	$5,984	$(1,111,800)

For the Six Months Ended
October 31, 2009	BPE	Real Estate	Parent Company (1)	Eliminations	Consolidated

Revenues from unaffiliated customers
BPE Segment services and products:
Energy savings projects	$4,061,226				$4,061,226
Lighting products	940,738				940,738
Energy management services	1,021,514				1,021,514
Productivity software	1,772,171				1,772,171

Total revenues from unaffiliated customers	$7,795,649	$1,441,457	$—	$—	$9,237,106
Intersegment revenue	141,545	272,085	—	(413,630)	—

Total revenues from continuing operations	$7,937,194	$1,713,542	$—	$(413,630)	$9,237,106

(Loss) earnings from continuing operations before income taxes	$(742,959)	$182,272	$(1,736,380)	$(9,456)	$(2,306,523)

For the Second Quarter
Ended October 31, 2008	BPE	Real Estate	Parent Company (1)	Eliminations	Consolidated

Revenues from unaffiliated customers
Interest and other income
BPE Segment services and products:
Energy savings projects	$1,224,618				$1,224,618
Lighting products	658,913				658,913
Energy management services	641,817				641,817
Productivity software	908,761				908,761

Total revenues from unaffiliated customers	$3,434,110	$784,357	$—	$—	$4,218,467
Intersegment revenue	—	140,455	—	(140,455)	—

Total revenues from continuing operations	$3,434,110	$924,812	$—	$(140,455)	$4,218,467

(Loss) earnings from continuing operations before income taxes	$(641,228)	$162,204	$(981,580)	$(3,325)	$(1,463,929)

For the Six Months Ended
October 31, 2008	BPE	Real Estate	Parent Company (1)	Eliminations	Consolidated

Revenues from unaffiliated customers
Interest and other income
BPE Segment services and products:
Energy savings projects	$2,172,088				$2,172,088
Lighting products	916,631				916,631
Energy management services	1,241,463				1,241,463
Productivity software	1,824,000				1,824,000

Total revenues from unaffiliated customers	$6,154,183	$1,588,821	$—	$—	$7,743,004
Intersegment revenue	20,362	283,032	—	(303,394)	—

Total revenues from continuing operations	$6,174,545	$1,871,853	$—	$(303,394)	$7,743,004

(Loss) earnings from continuing operations before income taxes	$(1,379,962)	$410,720	$(1,856,291)	$(10,516)	$(2,836,049)

(1)	The Parent Company’s net loss in each period was derived from corporate headquarters activities and consisted primarily of the following: Parent Company executive officers’ compensation expenses and costs related to the Company’s status as a publicly-held company, which include, among other items, legal fees, compliance costs, non-employee director’s fees, and other reporting costs. The corporate headquarters activities do not earn revenue. All relevant costs related to the business operations of the Company’s operating segments are either paid directly by the respective operating segments or are allocated to the segments by the Parent Company. The allocation method is dependent on the nature of each expense item. Allocated expenses include, among other items, accounting services, information technology services, insurance costs, and audit and tax preparation fees.
NOTE 7. EARNINGS (LOSS) PER SHARE
Basic earnings (loss) per share is computed by dividing net earnings (loss) by the weighted average shares outstanding during the reporting period. Diluted earnings (loss) per share is computed giving effect to dilutive stock equivalents resulting from outstanding stock options, restricted stock and stock appreciation rights. The potential dilutive effect on the number of common shares for the first six (6) months of fiscal 2010 and fiscal 2009 was 0 shares and 98,137 shares, respectively. Because the Company had a loss from continuing operations for the quarter and the six (6) months ended October 31, 2009, as well as for the quarter and the six (6) months ended October 31, 2008, all stock equivalents were anti-dilutive during these periods, and therefore, are excluded when determining the diluted weighted average number of shares outstanding.

NOTE 8. GOODWILL AND OTHER INTANGIBLE ASSETS
The gross carrying amounts and accumulated amortization for the Company’s intangible assets as of October 31, 2009, and April 30, 2009, are as follows:

	October 31, 2009
	Gross Carrying	Accumulated
	Amount	Amortization
Intangible assets, subject to amortization:

Proprietary BPE software solutions	$3,957,809	$2,569,828
Acquired computer software	650,880	470,026
Real estate lease costs	701,776	347,362
Customer relationships	404,632	270,880
Deferred loan costs	331,488	143,819
Non-compete agreements	63,323	44,854
Tradename	61,299	5,789
Other	44,882	40,583

	$6,216,089	$3,893,141

Intangible assets and goodwill, not subject to amortization:

Trademark	$708,707

Goodwill	$6,354,002

	April 30, 2009
	Gross Carrying	Accumulated
	Amount	Amortization
Intangible assets, subject to amortization:

Proprietary BPE software solutions	$3,689,695	$2,340,980
Acquired computer software	466,589	458,883
Real estate lease costs	699,852	308,010
Customer relationships	404,632	252,216
Deferred loan costs	331,488	128,826
Non-compete agreements	63,323	29,023
Tradename	61,299	3,746
Other	45,844	39,149

	$5,762,722	$3,560,833

Intangible assets and goodwill, not subject to amortization:
Trademark	$708,707

Goodwill	$6,354,002

Aggregate amortization expense for all amortizable intangible assets:
For the six months ended October 31, 2009	$334,946
For the six months ended October 31, 2008	$406,728
For the quarter ended October 31, 2009	$177,404
For the quarter ended October 31, 2008	$208,271

Estimated future amortization expenses for all amortized intangible assets for the fiscal years ended:
Remainder of fiscal year 2010	380,347
2011	628,438
2012	482,863
2013	327,282
2014	229,097
2015	91,380
Thereafter	183,541

$2,322,948

The Company performed the annual impairment analysis of goodwill and indefinite-lived intangible assets for the BPE Segment in the quarter ended January 31, 2009. The annual analysis resulted in a determination of no impairment. Management considers both positive and negative indicators of impairment on an interim basis. The Company has concluded it was not necessary to perform an interim test of goodwill impairment as of October 31, 2009. All of the Company’s goodwill and indefinite-lived intangible assets are assigned to the BPE Segment, which has also been determined to be the reporting unit.
NOTE 9. ACQUISITIONS
Fiscal 2010
There were no acquisitions in the first six (6) months of fiscal 2010.
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

During fiscal 2009, subsequent to the quarter ended October 31, 2008, the Company finalized its allocation of the purchase price. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

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
The following table summarizes what the results of operations of the Company would have been on a pro forma basis for the first six (6) months of fiscal 2009 if the acquisition had occurred prior to the beginning of the period. These results do not purport to represent what the results of operations for the Company actually would have been or to be indicative of the future results of operations of the Company (in thousands, except for per share amounts):

Six Months Ended
October 31, 2008
Revenues	$8,012
Net loss	$(1,767)
Net loss per share — basic	$(0.47)
Net loss per share — diluted	$(0.47)

NOTE 10. INCOME-PRODUCING PROPERTIES
During the fourth quarter of fiscal 2009, the anchor tenant of the Real Estate Segment’s owned office building in Newnan, Georgia, defaulted on its lease obligations, and subsequently vacated its leased space during the first quarter of fiscal 2010. Accordingly, management does not anticipate that this tenant will make any additional lease payments. Given this event, management determined that the building’s fair market value was less than its book value at that time, and therefore, the Real Estate Segment recorded an impairment loss of approximately $2,007,000 in the fourth quarter of fiscal 2009. Additionally, given this event, the segment also recorded an impairment loss of approximately $151,000 in the fourth quarter of fiscal 2009 to write off the remaining net book value of the anchor tenant’s capitalized lease cost, which was initially recorded as an intangible asset when the office building was acquired in fiscal 2007.
In April 2009, the Real Estate Segment offered to transfer its interest in the property to the mortgage lender to satisfy in full its repayment obligations under the mortgage. During the first quarter of fiscal 2010, the segment forwarded only the monthly cash flow generated by the property’s remaining tenants to the mortgage lender, constituting partial monthly debt service payments, and pursuant to certain provisions of the loan, the lender satisfied the balance of each monthly mortgage payment with funds the segment had previously deposited in a debt service reserve account held by the lender. As a result, as of July 31, 2009, the Company was in compliance with all provisions of the mortgage, and the loan was current with the lender.
During the second quarter of fiscal 2010, the Real Estate Segment continued to forward only the monthly cash flow generated by the property’s remaining tenants to the mortgage lender, constituting partial monthly debt service payments. However, as of August 2009, the lender changed its position and elected to no longer utilize the funds previously deposited in the debt service reserve account to satisfy the remaining balance of the monthly mortgage payments. As a result, the mortgage loan was no longer current with the lender, and therefore, the entire balance of approximately $3,159,000 was classified in current liabilities in the Company’s condensed consolidated balance sheet as of October 31, 2009, although the lender at no point had demanded payment.
In early November 2009, the lender completed the sale of the mortgage note to a third party. Management in turn immediately contacted the new holder of the note, and reiterated the desire to transfer the Real Estate Segment’s interest in the property in order to satisfy in full its repayment obligations under the mortgage. The new note holder indicated a definitive interest in working to affect a transfer of the segment’s interest in the property, and in late November 2009 notified the Company that it was commencing proceedings to affect the transfer, which it expected to complete by early January 2010. Consistent with that timetable, on December 10, 2009, the new note holder placed the requisite advertising notice of the transfer, which indicates that the transfer will be completed on January 5, 2010.
The approximately $3.2 million mortgage is a “non-recourse” loan, as exculpatory provisions generally limit the Company’s liability for repayment to the Real Estate Segment’s interest in the property. Therefore, upon the completion of the transfer of the segment’s remaining approximately $1.9 million interest in the property and related assets, the Company projects that it will have no further liability under the loan whatsoever, and that it will not be required to make any expenditures to satisfy any remaining loan balance. Also, the Company expects to recognize a gain of approximately $1.3 million in the third quarter of fiscal 2010 as a result of the elimination of the balance of the Real Estate Segment’s indebtedness on the property.

NOTE 11. FAIR VALUE OF FINANCIAL INSTRUMENTS
The carrying amounts of the Company’s cash and cash equivalents, restricted cash, accounts receivable and accounts payable approximate fair value due to their short-term maturities.
As of October 31, 2009, the Company had the following assets and liabilities that represent financial instruments: a certificate of deposit (“CD”), mortgage notes payable, and other long-term debt.
The CD, which had a balance of $450,000 as of October 31, 2009, is included within “Other assets” in the Company’s condensed consolidated balance sheet. This CD secures a letter of credit, which is required by the terms of the mortgage on the Company’s owned corporate headquarters building. Based on the rates currently available on certificates of deposit with similar terms, the CD’s carrying amount approximates its fair value as of October 31, 2009.
Based on the borrowing rates currently available for mortgage notes with similar terms and average maturities, the fair value of mortgage notes payable was $16,410,455 as of October 31, 2009. Based on the borrowing rates currently available for bank loans with similar terms and average maturities, the fair value of other long-term debt was $1,004,006 as of October 31, 2009.
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
The following discussion has been updated to reflect the restatements and the reclassification discussed in Note 2 “Unaudited Statements” to the condensed consolidated financial statements.
The Company’s fiscal year 2010 will end on April 30, 2010.
The Company currently expects the BPE Segment to be generating positive cash flow within the next two (2) to three (3) fiscal quarters, with revenues continuing to grow. Although BPE backlog at October 31, 2009, increased by 1% from the backlog at October 31, 2008, revenues exceeded new orders during the quarter ended October 31, 2009, resulting in a decrease of 15% from the backlog at July 31, 2009. This is primarily due to the timing of receipt of material contracts for the Company’s energy savings projects offering. The Company anticipates strong growth from the government sector to support revenue growth over a longer time horizon, in addition to multi-year programs that have already begun with large customers in the private sector. The Company offers the government sector many of the same offerings provided to private sector customers, including energy savings projects and other energy efficiency-focused products and services, usually by acting as a subcontractor to large energy services company (“ESCO”) partners to provide services to end-user government facilities. Through this channel, the BPE Segment provides services to a wide range of government facilities, including U.S. military bases, federal and state prisons, and large public educational facilities, school districts, and a variety of other federal, state and municipal buildings and facilities. The Company believes that future growth in BPE’s government business should be underpinned by two (2) recent U.S. Government actions: in December 2008, the U.S. Department of Energy (“DOE”) announced a program to fund $80 billion of energy savings performance contracts through sixteen (16) large ESCOs to improve the energy efficiency of government buildings; and in February 2009, President Obama signed the American Recovery and Reinvestment Act of 2009, which will provide an additional approximately $75 billion for the performance of energy efficiency projects in government buildings. The Company has existing business relationships with half of these sixteen (16) selected ESCOs and a long history of providing these exact types of services to the government sector. The Company believes that it is well positioned to perform a significant amount of these funded projects.
In addition, the BPE Segment recently took steps to position itself as a service provider to the utility sector, in order to pursue this additional vertical market, by implementing a new technology-enabled demand response and energy efficiency product line under the brand name Fifth Fuel Management™. The Company has begun marketing this new product line to a network of utilities and independent system operators in the U.S., as well as to owners and operators of large commercial office buildings, retail stores, hotels, light industrial facilities and institutional buildings. The Company created Fifth Fuel Management™ by expanding its Web-based iTendant® platform to become a real-time, energy optimization and demand response system. The new system was successfully tested at several large luxury hotels during the current fiscal quarter in a pilot program for a major U.S. electric utility, implementing the demand response participation by controlling the hotels’ peak time energy usage.

Demand response is emerging as a critical tactic to help address the growing imbalance in the supply and demand of generated electric power in the United States. The Company designed Fifth Fuel Management™ to be a cost effective and reliable way for utilities to optimize their customers’ demand response participation and to enable owners and operators of large buildings to maximize the value of their investments in energy efficiency. The Company expects Fifth Fuel Management™ to provide additional opportunities for sales of the BPE Segment’s existing services and products, and to allow the BPE Segment to leverage its established customer base of building owners and operators to help utilities gain better utilization of their existing energy generating facilities and infrastructures. The Company believes the BPE Segment is now much better positioned to participate in the growing utility market sector, and as a result, anticipates that it will begin generating additional recurring revenues over the next year through new multi-year contracts with utilities. However, the Company’s ability to develop the new Fifth Fuel Management™ offering to its full potential will require additional capital, which the Company may seek to raise through any of the methods described under “Liquidity and capital resources.”
While the potential market demand for the BPE Segment’s offerings appears to be promising, there can be no assurance that this will result in sustained revenue growth, particularly if recent macro-economic conditions were to continue, or worsen, for an extended period of time.
The Company’s Real Estate Segment is in the business of creating long-term value and has periodically realized gains through the sale of its real estate assets. The Company has historically generated substantial liquidity from such periodic sales, and the proceeds from such sales often have then been redeployed to other segments of the Company. However, the current real estate portfolio consists of a limited number of properties, and given recent declines in commercial real estate markets and asset valuations in the United States, the Company may be unable to sell any of its real estate assets at acceptable prices, or at all, in the near future.
The loss from operations during the first six (6) months of fiscal 2010 resulted in significant usage of the Company’s cash, continuing the trend of substantial cash usage to fund operating losses in recent quarters. During the second quarter of fiscal 2010, however, the Company generated approximately $27,000 in positive cash flow from operations. The Company believes that it has, or can obtain, sufficient capital resources to operate its business in the ordinary course until the BPE Segment begins to generate sufficient cash flow from operations, which, as noted above, is currently expected to occur within the next two (2) to three (3) fiscal quarters. There can be no guarantee that this will be the case, however, particularly if recent macro-economic conditions continue, or worsen, for an extended period of time. See “Liquidity and capital resources” for more information.
Results of operations of the second quarter and first six (6) months of fiscal 2010, compared to the second quarter and first six (6) months of fiscal 2009.
In the following charts, changes in revenues, cost of revenues, selling, general and administrative expenses, and loss from continuing operations before income taxes from period to period are analyzed on a segment basis, net of intersegment eliminations. For net earnings and similar profit information on a consolidated basis, refer to the Company’s condensed consolidated financial statements. For net earnings presented by segment before intercompany eliminations, refer to Note 6 “Operating Segments” to the condensed consolidated financial statements.

REVENUES
From Continuing Operations
For the second quarter of fiscal 2010, consolidated revenues from continuing operations, net of inter-segment eliminations, were $4,607,903 compared to $4,218,467 for the second quarter of fiscal 2009, an increase of approximately 9%. For the first six (6) months of fiscal 2010, consolidated revenues from continuing operations were $9,237,106, compared to $7,743,004 for the first six (6) months of fiscal 2009, an increase of approximately 19%.
CHART A
REVENUES FROM CONTINUING OPERATIONS — SUMMARY BY SEGMENT
(Dollars in Thousands)

	Second Quarter Ended October 31,		Amount	Percentage	Six Months Ended October 31,		Amount	Percentage
	2009	2008	Change	Change	2009	2008	Change	Change
BPE (1)	$3,923	$3,434	$489	14	$7,796	$6,154	$1,642	27
Real Estate (2)	685	784	(99)	(13)	1,441	1,589	(148)	(9)

	$4,608	$4,218	$390	9	$9,237	$7,743	$1,494	19

NOTES TO CHART A
(1)	The following table indicates the BPE Segment revenues by service and product type:
BPE SEGMENT REVENUES — SUMMARY BY SERVICE & PRODUCT TYPE
(Dollars in Thousands)

	Second Quarter Ended October 31,		Amount	Percentage	Six Months Ended October 31,		Amount	Percentage
	2009	2008	Change	Change	2009	2008	Change	Change
Energy Savings Projects	$2,048	$1,225	$823	67	$4,061	$2,172	$1,889	87
Lighting Products	485	659	(174)	(26)	941	917	24	3
Energy Management Services	458	641	(183)	(29)	1,022	1,241	(219)	(18)
Productivity Software	932	909	23	3	1,772	1,824	(52)	(3)

	$3,923	$3,434	$489	14	$7,796	$6,154	$1,642	27

BPE Segment revenues increased by approximately $489,000, or 14%, in the second quarter of fiscal 2010 compared to the same period in fiscal 2009, primarily due to:
(a)	an increase in energy savings (lighting and mechanical) project revenues of approximately $823,000;
partially offset by:
(b)	a decrease in lighting product revenues of approximately $174,000 generated by the Company’s lighting distribution business; and

(c)	a decrease in energy management services revenues of approximately $183,000.

BPE Segment revenues increased by approximately $1,642,000, or 27%, in the first six (6) months of fiscal 2010 compared to the same period in fiscal 2009, primarily due to:
(a)	an increase in energy savings (lighting and mechanical) project revenues of approximately $1,889,000;
partially offset by:
(b)	a decrease in energy management services revenues of approximately $219,000.
(2)	Real Estate Segment revenues decreased by $99,000, or 13%, in the second quarter of fiscal 2010 compared to the same period in fiscal 2009, primarily due to a decrease in rental revenues at the segment’s owned office building located in Newnan, Georgia, due to the anchor tenant’s default in the fourth quarter of fiscal 2009 (see Note 10 “Income-Producing Properties” to the condensed consolidated financial statements) and the expiration of other leases at that location.

Real Estate Segment revenues decreased by $148,000, or 9%, in the first six (6) months of fiscal 2010 compared to the same period in fiscal 2009, primarily due to:
(a)	the absence in the current year of the one-time early lease termination payment received in the first quarter of fiscal 2009 at the Company’s owned shopping center located in Jacksonville, Florida; and

(b)	the anchor tenant’s default at the Real Estate Segment’s owned office building in Newnan, Georgia, as discussed above, and the expiration of other leases at that location;

partially offset by:

(c)	revenues generated by new tenant leases at the Company’s owned shopping center located in Jacksonville, Florida.
The following table indicates the backlog of contracts and rental income, by segment.

			Increase
	October 31,		(Decrease)
	2009	2008	Amount	Percentage

BPE (1)	$7,027,000	$6,963,000	$64,000	1
Real Estate (2)	2,746,000	3,089,000	(343,000)	(11)
Less: Intersegment eliminations (3)	(587,000)	(539,000)	(48,000)	(9)

Total Backlog	$9,186,000	$9,513,000	$(327,000)	(3)

(1)	BPE backlog at October 31, 2009, increased by approximately $64,000, or 1%, compared to the year-earlier period, primarily due to:
(a)	an increase of approximately $1,182,000 in energy savings (lighting and mechanical) projects;

partially offset by:

(b)	a decrease of approximately $286,000 in productivity software products and services; and
(c)	a decrease of approximately $831,000 in energy management consulting services, primarily as a result of the successful completion of approximately $700,000 of multi-year consulting services projects.

The Company estimates that the BPE backlog at October 31, 2009, will be recognized prior to October 31, 2010.

BPE backlog includes some contracts that can be cancelled by customers with less than one (1) year’s notice, and assumes that such cancellation provisions will not be invoked. The value of such contracts included in the prior year’s backlog that were subsequently cancelled was approximately $107,000, or 1.5%.

(2)	Real Estate backlog at October 31, 2009, decreased by approximately $343,000, or 11%, compared to the year-earlier period, primarily due to a decrease in rental revenues at the Real Estate Segment’s owned office building located in Newnan, Georgia, due to the anchor tenant’s default (see Note 10 “Income-Producing Properties” to the condensed consolidated financial statements).

(3)	Represents rental revenues at the Company’s corporate headquarters building to be paid to the Real Estate Segment by the Parent Company and the BPE Segment.
COST OF REVENUES
From Continuing Operations
As a percentage of total segment revenues from continuing operations (see Chart A), the total applicable costs of revenues (see Chart B) were 69% and 65% for the second quarters of fiscal 2010 and 2009, respectively, and 68% and 64% for the first six (6) months of fiscal 2010 and 2009, respectively. In reviewing Chart B, the reader should recognize that the volume of revenues generally will affect the amounts and percentages presented.
The figures in Chart B are net of intersegment eliminations.
CHART B
COST OF REVENUES
FROM CONTINUING OPERATIONS SUMMARY BY SEGMENT
(Dollars in Thousands)

			Percentage of Segment				Percentage of Segment
			Revenues for the				Revenues for the
	Second Quarter Ended		Second Quarter Ended		Six Months Ended		Six Months Ended
	October 31,		October 31,		October 31,		October 31,
	2009	2008	2009	2008	2009	2008	2009	2008

BPE (1)	$2,671	$2,168	68	63	$5,296	$3,920	68	64
Real Estate (2)	486	561	71	72	994	1,035	69	65

	$3,157	$2,729	69	65	$6,290	$4,955	68	64

NOTES TO CHART B
(1)	BPE Segment cost of revenues increased by approximately $503,000, or 23%, in the second quarter of fiscal 2010, and increased by approximately $1,376,000, or 35%, in the first six (6) months of fiscal 2010, compared to the same respective periods in fiscal 2009, primarily due to corresponding increases in revenues (see Chart A).

On a percentage-of-revenues basis, BPE Segment cost of revenues increased by approximately 5% and 4% in the second quarter and first six (6) months of fiscal 2010, respectively, compared to the same periods in fiscal 2009, primarily due to a change in the mix of services and products.

(2)	Real Estate Segment cost of revenues decreased by approximately $75,000, or 13%, in the second quarter of fiscal 2010 compared to the same period in fiscal 2009, primarily due to a decrease in depreciation and amortization expense of approximately $47,000 at the Real Estate Segment’s owned office building in Newnan, Georgia, for which the Company recognized an impairment loss in the fourth quarter of fiscal 2009, as well as due to a decrease in legal fees of approximately $19,000.
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
From Continuing Operations
As a percentage of total segment revenues from continuing operations (see Chart A), the total applicable selling, general and administrative expenses (“SG&A”) (see Chart C), net of intersegment eliminations, were 50% and 64% in the second quarters of fiscal 2010 and 2009, respectively, and 51% and 66% for the first six (6) months of fiscal 2010 and 2009, respectively. In reviewing Chart C, the reader should recognize that the volume of revenues generally will affect the percentages presented. The percentages in Chart C are based upon expenses as they relate to the respective segment revenues from continuing operations (see Chart A), with the exception that Parent Company and total expenses relate to total consolidated revenues from continuing operations.
The figures in Chart C are net of intersegment eliminations.
CHART C
SELLING, GENERAL AND ADMINSTRATIVE EXPENSES
FROM CONTINUING OPERATIONS BY SEGMENT
(Dollars in Thousands)

			Percentage of Segment				Percentage of Segment
			Revenues for the				Revenues for the
	Second Quarter Ended		Second Quarter Ended		Six Months Ended		Six Months Ended
	October 31,		October 31,		October 31,		October 31,
	2009	2008	2009	2008	2009	2008	2009	2008

BPE (1)	$1,362	$1,613	35	47	$2,722	$3,022	35	49
Real Estate	142	165	21	21	302	334	21	21
Parent Company (2)	800	918	17	22	1,670	1,745	18	23

	$2,304	$2,696	50	64	$4,694	$5,101	51	66

NOTES TO CHART C
(1)	BPE Segment SG&A expenses decreased by approximately $251,000, or 16%, in the second quarter of fiscal 2010, and decreased by approximately $300,000, or 10%, in the first six (6) months of fiscal 2010, compared to the same respective periods in fiscal 2009, primarily due to a decrease in general and administrative costs and product and project development expenses.

On a percentage-of-revenues basis, BPE Segment SG&A expenses decreased by 12% and 14% in the second quarter and first six (6) months of fiscal 2010, respectively, compared to the same periods in fiscal 2009, primarily due to the increase in revenues (see Chart A) and cost savings as described in the previous paragraph.

(2)	Parent Company SG&A expenses decreased by approximately $118,000, or 13%, in the second quarter of fiscal 2010 compared to the same period in fiscal 2009, primarily due to a decrease in legal fees of approximately $92,000 primarily related to costs incurred in the prior year to settle an insurance claim.

On a percentage-of-revenues basis, Parent Company SG&A expenses decreased by 5% in the second quarter of fiscal 2010 compared to the same period in fiscal 2009, primarily due to the increase in revenues (see Chart A) without a corresponding proportional increase in expenses.
LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES
Consolidated loss before income taxes from continuing operations was $1,111,800 in the second quarter of fiscal year 2010, compared to $1,463,929 in the same period of fiscal year 2009, a reduction in the loss of $352,129, or 24%. For the six (6) months of fiscal 2010, the consolidated loss before income taxes from continuing operations was $2,306,523, compared to $2,836,049 in the same period of fiscal year 2009, a reduction in the loss of $529,526, or 19%.
The figures in Chart D are net of intersegment eliminations.
CHART D
LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES
SUMMARY BY SEGMENT
(Dollars in Thousands)

	Second Quarter Ended		(Increase)	Six Months Ended		(Increase)
	October 31,		Decrease	October 31,		Decrease
	2009	2008	Amount	2009	2008	Amount

BPE (1)	$(75)	$(353)	$278	$(199)	$(806)	$607
Real Estate (2)	(238)	(209)	(29)	(442)	(309)	(133)
Parent Company (3)	(799)	(902)	103	(1,666)	(1,721)	55

Total	$(1,112)	$(1,464)	$352	$(2,307)	$(2,836)	$529

NOTES TO CHART D
(1)	BPE Segment loss before income taxes decreased by approximately $278,000, or 79%, in the second quarter of fiscal 2010 compared to the same period in fiscal 2009, primarily due to a decrease in SG&A expenses of approximately $251,000 (see Chart C).

BPE Segment loss before income taxes decreased by approximately $607,000, or 75%, in the first six (6) months of fiscal 2010 compared to the same period in fiscal 2009, primarily due to an increase in revenues of approximately $1,642,000 (see Chart A), an increase in gross margin of approximately $266,000, a decrease in SG&A expenses of approximately $300,000 (see Chart C), and an increase in interest and other income of approximately $34,000.

(2)	Real Estate Segment loss before income taxes increased by approximately $133,000, or 43%, in the first six (6) months of fiscal 2010 compared to the same period in fiscal 2009, primarily due to a decrease in revenues of approximately $148,000 (see Chart A), a decrease in gross margin of approximately $106,000, and a decrease in interest and other income of approximately $75,000, partially offset by a decrease in SG&A expenses of approximately $32,000 (see Chart C) and a decrease in interest expense of approximately $17,000.

(3)	Parent Company loss before income taxes decreased by approximately $103,000, or 11%, in the second quarter of fiscal 2010 compared to the same period in fiscal 2009, primarily due to a decrease in SG&A expenses of approximately $118,000 (see Chart C).
INCOME TAX BENEFIT
The Company’s effective rate for income taxes, based upon estimated annual income tax rates, approximated 38.0% of the loss from continuing operations before income taxes for the first six (6) months of fiscal 2010 and 38.2% for the comparable period in fiscal year 2009.
LIQUIDITY AND CAPITAL RESOURCES
Between July 31, 2009, and October 31, 2009, the Company’s cash decreased by $420,882, or 13%, to $2,903,421 and between April 30, 2009, and October 31, 2009, the Company’s cash decreased by a total of $1,917,705, or 40%. However, in the second fiscal quarter ended October 31, 2009, the Company’s operating activities generated positive cash flow of approximately $27,000, a significant improvement from the cash utilized by operating activities in the first fiscal quarter and in other recent quarters. The Company’s working capital decreased by approximately $4,482,000, or 78%, between July 31, 2009, and October 31, 2009, although approximately $3,106,000 of the decrease was the result of the non-cash accounting reclassification of the mortgage note payable on the Real Estate Segment’s owned office building in Newnan, Georgia, as a current liability on the accompanying condensed consolidated balance sheet at October 31, 2009, in accordance with U.S. GAAP, which had no impact on the Company’s available liquidity. The balance of the decrease in working capital in the second quarter was approximately $1,376,000, which was largely the result of discretionary capital expenditures and other scheduled regular debt service payments.
The non-cash accounting classification of the Real Estate Segment’s mortgage note payable was a result of the anchor tenant lease default at the Real Estate Segment’s owned office building in Newnan, Georgia, that occurred in April 2009, and the Company’s subsequent decision to limit the monthly debt service payments to only the actual cash flow generated by the building’s remaining tenants. In the first quarter of fiscal 2010, the lender pursuant to certain provisions of the mortgage satisfied the balance of each monthly payment with funds the Real Estate Segment had previously deposited in a debt service reserve account held by the lender, and as of July 31, 2009, the loan was current with the lender. However, beginning in August 2009, the lender changed its position and decided to no longer utilize the funds the Real Estate Segment had previously deposited in the debt service reserve account to satisfy the remaining balance of the monthly mortgage payments, which ultimately caused the mortgage note payable to be classified as a current liability on the accompanying condensed consolidated balance sheet as of October 31, 2009. In contrast, the related property remains classified as a long-term asset, in accordance with GAAP, even though the Real Estate Segment was formally notified by the new note holder in December 2009 that it had commenced the formal process to transfer the Real Estate Segment’s interest in the property, which transfer is currently expected to be completed on January 5, 2010.

Because the mortgage note payable is a “non-recourse” loan, with exculpatory provisions generally limiting the Company’s liability for repayment to the Real Estate Segment’s interest in the property, the Company expects that upon the completion of the transfer of the property, it will have no further liability under the loan whatsoever, and will not be required to make any other expenditures of cash to satisfy any remaining loan balance. The Company projects, therefore, that the resolution of this matter will not result in any expenditure of working capital, and that upon the completion of the transfer of the approximately $1.9 million of related assets, the effect of the non-cash accounting classification of the Real Estate Segment’s mortgage note payable will be eliminated, and approximately $3,159,000 of working capital will be restored. Additionally, the Company expects that the Real Estate Segment will recognize a gain of approximately $1.3 million in the third quarter of fiscal 2010 upon transfer of the property, in connection with the elimination of the remaining indebtedness under the mortgage. For additional discussion related to the Real Estate Segment’s owned office building in Newnan, Georgia, refer to Note 10 “Income-Producing Properties” to the condensed consolidated financial statements.
The following describes the changes in the Company’s cash from April 30, 2009, to October 31, 2009:
Operating activities used cash of approximately $1,045,000, primarily as a result of:
(a)	current year losses from continuing operations before depreciation, amortization and income taxes of approximately $1,596,000; and

(b)	an increase in other current and long-term assets of approximately $296,000;
partially offset by:
(c)	an increase in billings in excess of costs and earnings of approximately $934,000 and a corresponding decrease in costs and earnings in excess of billings of approximately $375,000; partially offset by an increase in accounts receivable (net of changes in the provision for doubtful accounts) of approximately $586,000. These changes were primarily as a result of the timing of billings and receipt of payments; and

(d)	a net increase in trade accounts payable, accrued expenses, and other liabilities of approximately $80,000, due to the timing and submission of payments.
Investing activities used cash of approximately $479,000, primarily as a result of:
(a)	approximately $322,000 used for additions to intangible assets, primarily related to enhancements to the BPE Segment’s proprietary building productivity software solutions, and to purchased accounting software;

(b)	approximately $129,000 used for additions to income-producing properties related to building improvements; and
(c)	approximately $60,000 used for additions to property and equipment, primarily related to vehicle and computer hardware purchases;
partially offset by:
(d)	approximately $57,000 provided by the release of restricted cash previously held in escrow.

Financing activities used cash of approximately $394,000 primarily for:
(a)	scheduled principal payments on real estate mortgage notes of approximately $178,000;

(b)	payment of the regular quarterly cash dividends to shareholders of approximately $112,000; and

(c)	a scheduled principal payment on other debt of approximately $100,000.
The Company’s operating activities generated positive cash flow during the second quarter, as cash usage in the quarter was primarily due to capital expenditures. The Company believes that it has, or can obtain, sufficient capital resources to operate its business in the ordinary course until the BPE Segment begins to generate sufficient cash flow from operations, which the Company currently expects to occur within the next two (2) to three (3) fiscal quarters, although there can be no guarantee that this will be the case, particularly if recent macro-economic conditions continue, or worsen, for an extended period of time.
Achieving sufficient positive cash flow from the operations of the BPE Segment on the timetable currently anticipated will depend on the occurrence of a number of assumed factors, including the timing and volume of additional revenues generated by the business, which historically have been difficult to predict. Consequently, there can be no assurance that the Company will achieve consistent positive cash flow through BPE Segment operations on the currently anticipated schedule, or at all.
The Company has historically generated substantial liquidity from the periodic sales of real estate assets. As a result, the current real estate portfolio consists of a limited number of properties. Given the recent decline in commercial real estate markets and asset valuations in the United States, the Company may be unable to sell any of its real estate assets in the near future at acceptable prices, or at all. The Company in recent years has not utilized bank lines of credit for operating purposes and does not currently have in place any such lines of credit. The Company does have the ability, however, to draw approximately $1,000,000 in loans against its interest in the cash surrender value of certain life insurance policies.
In the event that currently available cash, cash generated from operations, and funds borrowed against the Company’s interest in life insurance policies were not sufficient to meet future operating cash requirements, the Company would need to sell real estate or other assets, seek external debt financing or refinancing of existing debt, seek to raise funds through the issuance of equity securities, or limit growth or curtail operations to levels consistent with the constraints imposed by the available cash and cash flow, or any combination of these options. In addition, the development of the BPE Segment’s new Fifth Fuel Management™ offering to its full potential will require the investment of additional capital. Moreover, depending on the form of such additional capital, the equity interests of the Company’s existing shareholders could be diluted.
The Company’s ability to secure debt or equity financing or to sell real estate or other assets, whether for normal working capital and capital expenditure purposes or to fully develop the Fifth Fuel Management™ offering, could be limited by economic and financial conditions at any time, but likely would be severely limited by credit, equity and real estate market conditions similar to those that have existed in recent years. Management cannot provide assurance that any reductions in planned expenditures or in operations would be sufficient to cover potential shortfalls in available cash, or that debt or equity financing or real estate or other asset sales would be available on terms acceptable to the Company, if at all, in which event the Company could deplete its capital resources before achieving sufficient cash flows to fund operations.

The Company has no material commitments for capital expenditures. However, the Company does expect that total capital spending in fiscal year 2010 will approximate $790,000, including BPE Segment capital expenditures of approximately $540,000, and the remainder of capital expenditures for the replacement of computer hardware, of which approximately $460,000, or 58%, was already expended during the first six (6) months of the fiscal year. Other significant uses of cash are anticipated to be regular scheduled principal repayments of the Real Estate Segment’s mortgage loans and the regular cash requirements of corporate headquarters. The Company’s uses of cash are not expected to change materially in the near future, with the exception of discretionary Real Estate Segment capital expenditures, which may increase if significant tenant improvements and lease commission payments are needed for tenant leasing. This use of cash would be recovered during the terms of such new leases by the additional rental income generated as a result.
The Company currently has four (4) mortgage notes on long-term real estate assets and two (2) other long-term debt obligations, although the Company expects to eliminate all indebtedness under the Newnan, Georgia, mortgage loan during the third quarter of fiscal 2010 (see Note 10 “Income-Producing Properties” to the condensed consolidated financial statements). None of the Company’s long-term debt obligations have any financial or non-financial covenants. None of the Real Estate Segment’s mortgage notes contain any financial covenants, with the exception of a provision in one (1) of the owned shopping center mortgage loans that requires a Real Estate Segment subsidiary to maintain a net worth of at least $4 million; that subsidiary’s net worth was approximately $15.7 million as of October 31, 2009.
The cash principal payment obligations during the next twelve (12) months related to the Company’s long-term debt are expected to be approximately $440,000.
CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
Certain statements contained or incorporated by reference in this Quarterly Report on Form 10-Q, including without limitation, statements containing the words “believes,” “anticipates,” “estimates,” “expects,” “plans,” “projects,” “forecasts,” and words of similar import, are forward-looking statements within the meaning of the federal securities laws. Forward-looking statements in this report include, without limitation: the Company’s expected achievement of positive cash flow for its BPE Segment; trends in the BPE Segment’s government business; the Company’s expectations of generating higher recurring revenues as a result of the BPE Segment’s new Fifth Fuel Management™ offering; the expected timing of the recognition as revenue of current backlog; and the expected elimination of the Newnan, Georgia, mortgage indebtedness in the third quarter of fiscal 2010. Forward-looking statements involve known and unknown risks, uncertainties and other matters which may cause the actual results, performance, or achievements of the Company to be materially different from any future results, performance, or uncertainties expressed or implied by such forward-looking statements. Factors affecting forward-looking statements include, without limitation, the length and severity of the current economic recession and disruptions in the capital markets; the ability and timing of the BPE Segment achieving increased sales, positive cash flows, and profits; the health of the commercial real estate market; the Company’s ability to attract, retain, and motivate key personnel; and the other factors identified under the caption “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended April 30, 2009, as updated from time to time in the Company’s Quarterly Reports on Form 10-Q.

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
Revenue Recognition
Revenues derived from implementation, training, support, and base service license fees from customers accessing the Company’s proprietary building productivity software on an application service provider (“ASP”) basis are recognized when all of the following conditions are met: there is persuasive evidence of an arrangement; service has been provided to the customer; the collection of fees is probable; and the amount of fees to be paid by the customer is fixed and determinable. The Company’s license arrangements do not include general rights of return. Revenues are recognized ratably over the contract period, which is typically no longer than twelve (12) months, beginning on the commencement date of each contract. Amounts that have been invoiced are recorded in accounts receivable and in revenue or deferred revenue, depending on the timing of when the revenue recognition criteria have been met. Additionally, the Company defers such direct costs and amortizes them over the same time period as the revenue is recognized.
Energy management services are accounted for separately and are recognized as the services are rendered. Revenues derived from sales of proprietary building productivity software solutions (other than ASP solutions) and hardware products are recognized when the software solutions and products are sold.
Energy savings project revenues are reported on the percentage-of-completion method, using costs incurred to date in relation to estimated total costs of the contracts to measure the stage of completion. Original contract prices are adjusted for change orders in the amounts that are reasonably estimated. The nature of the change orders usually involves a change in the scope of the project, for example, a change in the number or type of units being installed. The price of change orders is based on the specific materials, labor, and other project costs affected. Contract revenue and costs are adjusted to reflect change orders when they are approved by both the Company and its customer for both scope and price. For a change order that is unpriced; that is, the scope of the work to be performed is defined, but the adjustment to the contract price is to be negotiated later, the Company evaluates the particular circumstances of that specific instance in determining whether to adjust the contract revenue and/or costs related to the change order. For unpriced change orders, the Company will record revenue in excess of costs related to a change order on a contract only when the Company deems that the adjustment to the contract price is probable based on its historical experience with that customer. The cumulative effects of changes in estimated total contract costs and revenues (change orders) are recorded in the period in which the facts requiring such revisions become known, and are accounted for using the percentage-of-completion method. At the time it is determined that a contract is expected to result in a loss, the entire estimated loss is recorded. Energy efficient lighting product revenues are recognized when the products are shipped.
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
The Company’s most significant long-lived assets are income-producing properties held in its Real Estate Segment. The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Such review takes place on a quarterly basis. The types of events and circumstances that might indicate impairment in the Real Estate Segment include, but are not limited to, the following:
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
The BPE Segment has long-lived assets that consist primarily of capitalized software costs, classified as intangible assets, net on the balance sheet, as well as a portion of the property and equipment on the balance sheet. Software development costs are accounted as required for software in a Web hosting arrangement. Software development costs that are incurred in a preliminary project stage are expensed as incurred. Costs that are incurred during the application development stage are capitalized and reported at the lower of unamortized cost or net realizable value. Capitalization ceases when the computer software development project, including testing of the computer software, is substantially complete and the software product is ready for its intended use. Capitalized costs are amortized on a straight-line basis over the estimated economic life of the product.
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
The Company performed the annual impairment analysis of goodwill and indefinite-lived intangible assets for the BPE Segment in the quarter ended January 31, 2009. The annual analysis resulted in a determination of no impairment. Management considers both positive and negative indicators of impairment on an interim basis. The Company has concluded it was not necessary to perform an interim test of goodwill impairment as of October 31, 2009.

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
The Company will have to generate $8.4 million of taxable income in future years to realize the federal NOL carryforwards and an additional $22.3 million of taxable income in future years to realize the state NOL carryforwards. This amount of taxable income would allow for the reversal of the $4.0 million DTA related to NOL carryforwards. There is a long carryforward period remaining for the NOL carryforwards. The oldest federal NOL carryforwards will expire in the April 30, 2024, tax-year and the most recent federal NOL carryforwards will expire in the April 30, 2028, tax-year. The significant state NOL carryforwards will also expire between the April 30, 2024, and April 30, 2028, tax years. The Company has no material permanent book/tax differences.

The Company has no material uncertain tax position obligations. The Company’s policy is to record interest and penalties as a component of income tax expense (benefit) in the consolidated statement of operations.
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

PART II. OTHER INFORMATION
ITEM 1A. RISK FACTORS
The Company’s new Fifth Fuel Management™ product line is largely untested. If the Company fails to fully develop this product line, its prospects could be adversely affected. Moreover, the development of Fifth Fuel Management™ will require additional capital, which the Company may not be able to obtain.
The Company’s Fifth Fuel Management™ product line is new, and its business viability is largely untested. The Company’s ability to develop Fifth Fuel Management™ into a profitable product line will depend upon a variety of factors, some of which are not entirely within its control, including:
•	The Company’s ability to develop, acquire and/or license any additional technologies and processes necessary to fully develop the Fifth Fuel Management™ system;
•	The Company’s ability to market and sell this new offering to significant customers, such as public and private utilities; and
•	The availability of adequate capital to fund the full development and marketing of Fifth Fuel Management™.
In the light of the relative newness of Fifth Fuel Management™, and the absence of a proven track record of profitability, the Company cannot guarantee that this new product line will be successful.
In addition, the Company anticipates that the development of new Fifth Fuel Management™ to meet expected demand may require additional capital, which the Company may seek to raise through outside sources or the sale of assets. There can be no assurance that the Company will be successful in raising additional capital on acceptable terms, or at all. Moreover, depending on the form of such additional capital, the equity interests of the Company’s existing shareholders could be diluted.
If the Company’s new Fifth Fuel Management™ system ultimately were to be unsuccessful, the Company’s revenues, earnings, stock price, and the business as a whole could be adversely affected.
Additionally, the reader should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2009, which could materially affect the business, financial condition or future operating results of the Company. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also could materially affect the Company’s business, financial condition and/or operating results.
ITEM 5. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
At the Company’s Annual Meeting of Shareholders held on August 26, 2009, the Company’s shareholders elected six (6) directors to constitute the Board of Directors until the next Annual Meeting of Shareholders and until their successors are qualified and elected.

The results of the voting were as followed:
Election of Directors

Director	Votes for	Votes Withheld
Alan R. Abrams	3,347,919	62,956
J. Andrew Abrams	3,347,919	62,956
Samuel E. Allen	3,357,020	53,855
Gilbert L. Danielson	3,355,129	55,746
Herschel Kahn	3,356,749	54,126
Robert T. McWhinney, Jr.	3,356,749	54,126
ITEM 6. EXHIBITS
31.1	Certification of Chief Executive Officer, pursuant to Rules 13a-14(a)/15d-14(a)
31.2	Certification of Chief Financial Officer, pursuant to Rules 13a-14(a)/15d-14(a)
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes Oxley Act 2002
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes Oxley Act 2002

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SERVIDYNE, INC. (Registrant)
Date: December 15, 2009	/s/ Alan R. Abrams
Alan R. Abrams
Chief Executive Officer

Date: December 15, 2009	/s/ Rick A. Paternostro
Rick A. Paternostro
Chief Financial Officer