Form 10-Q
period 2010-01-31
SERVIDYNE, INC.
filed 2010-03-17
CIK 1923

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

QUARTERLY REPORT
Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934
For the quarter ended January 31, 2010
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
Yes ☐       No ☑
The number of shares of $1.00 par value Common Stock of the Registrant outstanding as of February 28, 2010, was 3,676,083.

SERVIDYNE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	January 31, 2010	April 30, 2009
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,299,200	$4,821,126
Receivables (Note 5):
Trade accounts and notes, net of allowance for doubtful accounts of $88,718 and $121,463, respectively	1,209,192	1,277,508
Contracts, net of allowance for doubtful accounts of $4,294 and $4,294, respectively, including retained amounts of $487,706 and $219,385, respectively	1,820,248	1,764,327
Costs and earnings in excess of billings	486,201	408,950
Assets of discontinued operations (Note 10)	—	314,906
Deferred income taxes	463,745	529,708
Other current assets	1,254,446	1,485,599

Total current assets	7,533,032	10,602,124

INCOME-PRODUCING PROPERTIES, net	17,407,778	17,630,790
PROPERTY AND EQUIPMENT, net	702,544	797,556
ASSETS OF DISCONTINUED OPERATIONS (Note 10)	—	1,909,434
OTHER ASSETS:
Real estate held for future development or sale	853,109	853,109
Intangible assets, net (Note 8)	2,900,141	2,832,286
Goodwill (Note 8)	6,354,002	6,354,002
Other assets	2,979,113	2,665,355

Total assets	$38,729,719	$43,644,656

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Trade and subcontractors payables	$1,137,791	$851,633
Accrued expenses	1,229,569	1,388,229
Deferred revenue	460,654	601,347
Billings in excess of costs and earnings	925,894	28,215
Liabilities of discontinued operations (Note 10)	—	175,541
Short-term debt and current maturities of long-term debt	608,452	526,287

Total current liabilities	4,362,360	3,571,252

DEFERRED INCOME TAXES	1,484,602	2,246,919
LIABILITIES OF DISCONTINUED OPERATIONS (Note 10)	—	3,370,826
OTHER LIABILITIES	1,009,366	824,877
MORTGAGE NOTES PAYABLE, less current maturities	14,820,699	15,092,252
OTHER LONG-TERM DEBT, less current maturities	850,000	1,000,000

Total liabilities	22,527,027	26,106,126

COMMITMENTS AND CONTINGENCIES (Note 12)

SHAREHOLDERS’ EQUITY:
Common stock, $1 par value; 10,000,000 shares authorized; 3,919,473 issued and 3,676,083 outstanding at January 31, 2010; 3,917,778 issued and 3,691,369 outstanding at April 30, 2009	3,919,473	3,917,778
Additional paid-in capital	6,161,710	6,026,101
Retained earnings	7,127,654	8,569,451
Treasury stock (common shares) of 243,390 and 226,409, respectively	(1,006,145)	(974,800)

Total shareholders’ equity	16,202,692	17,538,530

Total liabilities and shareholders’ equity	$38,729,719	$43,644,656

See accompanying notes to condensed consolidated financial statements.

SERVIDYNE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	THIRD QUARTER ENDED		NINE MONTHS ENDED
	JANUARY 31,		JANUARY 31,
	2010	2009	2010	2009
REVENUES:
Building Performance Efficiency (“BPE”)	$4,119,890	$3,338,921	$11,915,539	$9,493,104
Real Estate	717,899	716,102	2,080,802	2,099,033

	4,837,789	4,055,023	13,996,341	11,592,137

COST OF REVENUES:
BPE	2,651,957	2,098,300	7,947,470	6,018,788
Real Estate	458,561	444,588	1,388,890	1,334,150

	3,110,518	2,542,888	9,336,360	7,352,938

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:	2,454,058	2,469,754	7,144,254	7,567,681

OTHER (INCOME) AND EXPENSES:
Other income	(5,752)	(281,323)	(73,634)	(316,907)
Interest income	(25)	(7,622)	(7,650)	(108,024)
Interest expense	269,958	269,956	812,402	835,860

	264,181	(18,989)	731,118	410,929

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(990,968)	(938,630)	(3,215,391)	(3,739,411)

INCOME TAX BENEFIT	(452,064)	(465,830)	(1,313,781)	(1,535,354)

LOSS FROM CONTINUING OPERATIONS	(538,904)	(472,800)	(1,901,610)	(2,204,057)

DISCONTINUED OPERATIONS (Note 10):
Loss from discontinued operations, adjusted for applicable income tax benefit of $19,451, $11,377, $50,649 and $24,778, respectively	(31,736)	(18,562)	(82,638)	(40,428)
Gain on disposition of income-producing properties, adjusted for applicable income tax expense of $498,017, $0, $498,017 and $0, respectively	690,622	—	690,622	—

EARNINGS (LOSS) FROM DISCONTINUED OPERATIONS	658,886	(18,562)	607,984	(40,428)

NET EARNINGS (LOSS)	$119,982	$(491,362)	$(1,293,626)	$(2,244,485)

NET EARNINGS (LOSS) PER SHARE (Note 7):
From continuing operations — basic and diluted	$(0.15)	$(0.12)	$(0.52)	$(0.59)
From discontinued operations — basic and diluted	.18	(.01)	.16	(.01)

NET EARNINGS (LOSS) PER SHARE — BASIC AND DILUTED	$0.03	$(0.13)	$(0.36)	$(0.60)

WEIGHTED AVERAGE SHARES OUTSTANDING — BASIC AND DILUTED	3,685,268	3,711,559	3,688,952	3,726,066

See accompanying notes to condensed consolidated financial statements.

SERVIDYNE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	NINE MONTHS ENDED
	JANUARY 31,
	2010	2009
Cash flows from operating activities:
Net loss	$(1,293,626)	$(2,244,485)
Adjustments to reconcile net loss to net cash used in operating activities:
Earnings from discontinued operations, net of tax	(607,984)	40,428
Loss on disposal of assets	1,378	9,683
Depreciation and amortization	1,022,030	1,081,000
Amortization of mortgage discount	—	(20,000)
Deferred tax benefit	(1,336,445)	(1,560,134)
Stock compensation expense	137,711	151,927
Adjustment to cash surrender value of life insurance	(75,122)	(76,150)
Straight-line rent	(23,108)	(27,160)
Provision for doubtful accounts, net	(32,745)	(16,162)
Changes in assets and liabilities:
Receivables	45,140	313,161
Costs and earnings in excess of billings	(77,251)	(110,752)
Other current and long-term assets	98,847	(111,825)
Trade and subcontractors payable	286,158	(120,163)
Accrued expenses and deferred revenue	(299,353)	(201,097)
Accrued incentive compensation	—	(494,000)
Billings in excess of costs and earnings	897,679	108,178
Other liabilities	(4,000)	(14,222)

Net cash used in operating activities	(1,260,691)	(3,291,773)

Cash flows from investing activities:
Acquisition, net of cash acquired	—	(902,657)
Premiums paid on officers’ life insurance policies	(27,464)	(27,464)
Release of restricted cash held in escrow	—	3,470,700
Deposit of restricted cash	—	(139,833)
Purchase of held to maturity investments	—	(150,000)
Additions to income-producing properties	(135,523)	(163,462)
Additions to property and equipment	(74,617)	(147,631)
Additions to intangible assets	(432,368)	(263,005)
Proceeds from sale of property and equipment	2,000	—

Net cash (used in) provided by investing activities	(667,972)	1,676,648

Cash flows from financing activities:
Short-term loan proceeds	100,000	—
Mortgage repayments	(254,389)	(237,926)
Debt repayments	(185,000)	(280,875)
Repurchase of common stock	(31,345)	(135,507)
Cash dividends paid to shareholders	(148,578)	(426,467)

Net cash used in financing activities	(519,312)	(1,080,775)

DISCONTINUED OPERATIONS:
Operating activities	(13,319)	71,344
Investing activities	(1,021)	(6,776)
Financing activities	(59,611)	(21,054)

Net cash (used in) provided by discontinued operations	(73,951)	43,514

Net decrease in cash and cash equivalents	(2,521,926)	(2,652,386)
Cash at beginning of period	4,821,126	8,382,947

Cash at end of period	$2,299,200	$5,730,561

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

On January 29, 2010, the Company transferred its interest in an income-producing property and related assets to the note holder, which satisfied in full the Company’s liability for the related mortgage note payable.

Elimination of mortgage note payable	$(3,159,348)
Disposition of income-producing property, net	1,727,165
Disposition of other related assets and liabilities, net	193,545
See accompanying notes to condensed consolidated financial statements.

SERVIDYNE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE 1. ORGANIZATION AND BUSINESS
Servidyne, Inc. (together with its subsidiaries, the “Company”) was organized under Delaware law in 1960. In 1984, the Company changed its state of incorporation from Delaware to Georgia. The Company’s Building Performance Efficiency (“BPE”) Segment provides comprehensive energy efficiency and demand response solutions, sustainability programs, and other building performance-enhancing products and services to owners and operators of existing buildings, energy services companies, and public and private utilities. The Company’s Real Estate Segment engages in the asset management of its portfolio of commercial real estate income-producing properties and undeveloped land.
NOTE 2. UNAUDITED STATEMENTS
The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to such rules and regulations, although management believes that the accompanying disclosures are adequate to make the information presented not misleading. In the opinion of management, the accompanying financial statements contain all adjustments, consisting of normal recurring accruals, which are necessary for a fair statement of the results for the interim periods presented. These financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended April 30, 2009. Results of operations for interim periods are not necessarily indicative of annual results.
The Company has made reclassifications related to certain income-producing properties that have been sold in accordance with the guidance now codified as Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 360-35, Property, Plant and Equipment (“ASC 360-35”). In addition, the Company has made certain reclassifications in the prior year to conform with the current year presentation.
NOTE 3. RECENT ACCOUNTING PRONOUNCEMENTS
In June 2009, the FASB issued guidance now codified as FASB ASC topic 105-10, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (“ASC 105-10” or the “Codification”), which became effective for interim and annual periods ending after September 15, 2009. Other than resolving certain minor inconsistencies in current U.S. generally accepted accounting principles (“GAAP”), the Codification does not change GAAP, but rather is intended to make it easier to find and research GAAP applicable to particular transactions or specific accounting issues. The Codification organizes previous accounting pronouncements into approximately 90 accounting topics and is now considered to be the single source of authoritative U.S. GAAP. The Company adopted ASC 105-10 in the second quarter of fiscal 2010. Adoption had no impact on the determination or reporting of the Company’s financial results. All references to specific authoritative guidance have been updated within this report to reflect the new Accounting Standards Codification structure.

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
In February 2010, the FASB issued new guidance codified as FASB Accounting Standards Update (“ASU”) 2010-09, Subsequent Events (“ASU 2010-09”). ASU 2010-09 updates FASB ASC 855. ASU 2010-09 removes the requirement to disclose the date through which an entity has evaluated subsequent events. The Company adopted the previously issued guidance included in ASC 855 in the first quarter of fiscal 2010. The Company adopted ASU 2010-09 in the third quarter of fiscal 2010. The Company has determined that adoption did not have a significant impact on the determination or reporting of the Company’s financial results.
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
For the third quarter and the nine (9) months ended January 31, 2010, total equity-based compensation expenses were $45,012 and $137,711, respectively, and the related income tax benefits were $17,105 and $52,330, respectively. Comparatively, for the third quarter and the nine (9) months ended January 31, 2009, total equity-based compensation expenses were $53,992 and $151,927, respectively, and the related income tax benefits were $20,517 and $57,925, respectively. All of these expenses are included in selling, general and administrative expenses in the condensed consolidated statements of operations. At January 31, 2010, there were total unrecognized equity-based compensation expenses of $314,682 that are expected to be recognized over a weighted average period of approximately 1.7 years.

Stock Options
A summary of stock options activity for the nine (9) months ended January 31, 2010, is as follows:

		Weighted
	Options to	Average
	Purchase	Exercise
	Shares	Price
Outstanding at April 30, 2009	482,486	$4.46
Granted	—	—
Forfeited	—	—
Expired	—	—
Exercised	—	—

Outstanding at January 31, 2010	482,486	$4.46

Vested at January 31, 2010	471,986	$4.44

Non-vested at January 31, 2010, that are expected to vest	10,500	$5.24

Stock options typically vest over a period of two (2) years. The maximum contractual term of the stock options is ten (10) years. As of January 31, 2010, none of the outstanding stock options, vested or non-vested, were “in the money.”
A summary of information about all stock options outstanding as of January 31, 2010, is as follows:

		Weighted Average
Exercise	Number of	Remaining Contractual
Price	Outstanding Options	Term (Years)
$4.42	415,629	2.77
$4.59	55,440	5.15
$5.19	917	4.38
$5.24	10,500	3.37
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
Compensation expenses related to the vesting of options for the third quarter and the nine (9) months ended January 31, 2010, were $725 and $3,142, respectively, and the related income tax benefits were $276 and $1,194, respectively. Comparatively, related compensation expenses for the third quarter and the nine (9) months ended January 31, 2009, were $8,039 and $15,195, respectively, and the related income tax benefits were $3,055 and $5,968, respectively.

Stock Appreciation Rights (“SARs”)
A summary of SARs activity for the nine (9) months ended January 31, 2010, is as follows:

		Weighted
		Average
		Exercise
	SARs	Price
Outstanding at April 30, 2009	565,350	$4.37
Granted	250,000	3.65
Exercised	—	—
Forfeited	(10,500)	4.09

Outstanding at January 31, 2010	804,850	$4.15

Vested at January 31, 2010	88,200	$3.88

Non-vested at January 31, 2010, that are expected to vest	468,618	$4.20

All SARs have a five-year vesting period. Typically, thirty percent (30%) of the SARs will vest on the third (3rd) year anniversary of the date of grant, thirty percent (30%) will vest on the fourth (4th) year anniversary of the date of grant, and forty percent (40%) will vest on the fifth (5th) year anniversary of the date of grant. All SARs have early vesting provisions by which one hundred percent (100%) of the SARs would vest immediately (1) on the date of a change in control of the Company; or (2) if the Company’s stock price were to close at or above a certain price for ten (10) consecutive trading days. For SARs granted prior to the stock dividend that occurred in the first quarter of fiscal 2009, the triggering price for early vesting is $19.05 per share. For SARs granted subsequent to the stock dividend that occurred in the first quarter of fiscal 2009, the triggering price for early vesting for SARs issued under the 2000 Award Plan is $20.00 per share, and the triggering price for early vesting for SARs not issued under the 2000 Award Plan is $19.05 per share. The maximum contractual term of all SARs is ten (10) years. As of January 31, 2010, none of the outstanding SARs, vested or non-vested, were “in the money.”
A summary of information about all SARs outstanding as of January 31, 2010, is as follows:

			Weighted Average
Exercise	Outstanding	Vested	Remaining Contractual
Price	SARs	SARs	Term (Years)
$3.94	182,700	88,200	6.41
$3.79	111,300	0	6.85
$4.19	10,500	0	7.36
$6.19	38,850	0	7.66
$5.00	52,500	0	8.23
$4.76	136,500	0	8.37
$4.00	22,500	0	8.63
$2.30	30,000	0	9.36
$4.00	200,000	0	9.79
$2.12	20,000	0	9.85
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

The fair value of the SARs granted in the nine (9) months ended January 31, 2010, was estimated on the respective grant dates using the following weighted average assumptions in the Black-Scholes option-pricing model:

Expected life (years)	5
Dividend yield	4.25%
Expected stock price volatility	55.59%
Risk-free interest rate	2.35%
Fair value of SARs granted	$0.33
Compensation expenses related to the vesting of SARs for the third quarter and the nine (9) months ended January 31, 2010, were $42,402 and $127,785, respectively, and the related income tax benefits were $16,113 and $48,558, respectively. Comparatively, related compensation expenses for the third quarter and the nine (9) months ended January 31, 2009, were $40,537 and $123,778, respectively, and the related income tax benefits were $15,405 and $47,035, respectively.
Shares of Restricted Stock
Periodically, the Company has awarded shares of restricted stock to employees, non-employee directors and certain outside service providers. The awards are recorded at fair market value on the date of grant and typically vest over a period of one (1) year. As of January 31, 2010, there were unrecognized compensation expenses totaling $5,263 related to grants of shares of restricted stock, which the Company expects to be recognized over the ensuing year.
Compensation expenses related to the vesting of shares of restricted stock for the third quarter and the nine (9) months ended January 31, 2010, were $1,886 and $6,784, respectively, and the related income tax benefits were $716 and $2,578, respectively. Comparatively, the related compensation expenses for the third quarter and the nine (9) months ended January 31, 2009, were $5,416 and $12,954, respectively, and the related income tax benefits were $2,058 and $4,922, respectively.
The following table summarizes restricted stock activity for the nine (9) months ended January 31, 2010:

		Weighted Average
	Number of	Fair Value
	Shares of	per Share
	Restricted Stock	on Grant Date
Non-vested restricted stock at April 30, 2009	5,295	$4.61
Granted	2,000	2.12
Forfeited	(200)	2.12
Vested	(4,245)	4.55

Non-vested restricted stock at January 31, 2010	2,850	$3.09

NOTE 5. RECEIVABLES
All net contract and trade receivables are expected to be collected within one (1) year.

NOTE 6. OPERATING SEGMENTS
The table below shows selected financial data on a segment basis before intersegment eliminations. In this presentation, management fee expenses charged by the Parent Company are not included in the segments’ results.

For the Third Quarter			Parent
Ended January 31, 2010	BPE	Real Estate	Company (1)	Eliminations	Consolidated

Revenues from unaffiliated customers
BPE Segment services and products:
Energy savings projects	$2,533,469				$2,533,469
Lighting products	379,244				379,244
Energy management services	417,386				417,386
Productivity software	789,791				789,791

Total revenues from unaffiliated customers	$4,119,890	$717,899	$—	$—	$4,837,789
Intersegment revenue	—	136,041	—	(136,041)	—

Total revenues from continuing operations	$4,119,890	$853,940	$—	$(136,041)	$4,837,789

(Loss) earnings from continuing operations before income taxes	$(353,718)	$204,522	$(851,719)	$9,947	$(990,968)

For the Nine Months			Parent
Ended January 31, 2010	BPE	Real Estate	Company (1)	Eliminations	Consolidated

Revenues from unaffiliated customers
BPE Segment services and products:
Energy savings projects	$6,594,695				$6,594,695
Lighting products	1,319,982				1,319,982
Energy management services	1,438,900				1,438,900
Productivity software	2,561,962				2,561,962

Total revenues from unaffiliated customers	$11,915,539	$2,080,802	$—	$—	$13,996,341
Intersegment revenue	141,545	408,126	—	(549,671)	—

Total revenues from continuing operations	$12,057,084	$2,488,928	$—	$(549,671)	$13,996,341

(Loss) earnings from continuing operations before income taxes	$(1,096,677)	$468,894	$(2,588,099)	$491	$(3,215,391)

For the Third Quarter			Parent
Ended January 31, 2009	BPE	Real Estate	Company (1)	Eliminations	Consolidated

Revenues from unaffiliated customers
Interest and other income
BPE Segment services and products:
Energy savings projects	$1,373,724				$1,373,724
Lighting products	461,245				461,245
Energy management services	520,761				520,761
Productivity software	983,191				983,191

Total revenues from unaffiliated customers	$3,338,921	$716,102	$—	$—	$4,055,023
Intersegment revenue	—	126,356	—	(126,356)	—

Total revenues from continuing operations	$3,338,921	$842,458	$—	$(126,356)	$4,055,023

(Loss) earnings from continuing operations before income taxes	$(481,401)	$160,719	$(615,926)	$(2,022)	$(938,630)

For the Nine Months			Parent
Ended January 31, 2009	BPE	Real Estate	Company (1)	Eliminations	Consolidated

Revenues from unaffiliated customers
Interest and other income
BPE Segment services and products:
Energy savings projects	$3,545,614				$3,545,614
Lighting products	1,378,075				1,378,075
Energy management services	1,762,224				1,762,224
Productivity software	2,807,191				2,807,191

Total revenues from unaffiliated customers	$9,493,104	$2,099,033	$—	$—	$11,592,137
Intersegment revenue	—	409,388	—	(409,388)	—

Total revenues from continuing operations	$9,493,104	$2,508,421	$—	$(409,388)	$11,592,137

(Loss) earnings from continuing operations before income taxes	$(1,861,363)	$606,707	$(2,472,217)	$(12,538)	$(3,739,411)

(1)	The Parent Company’s net loss in each period was derived from corporate headquarters activities and consisted primarily of the following: Parent Company executive officers’ compensation expenses and costs related to the Company’s status as a publicly-held company, which include, among other items, legal fees, NASDAQ fees, compliance costs, investor relations expenses, non-employee director’s fees, and other reporting costs. The corporate headquarters activities do not earn revenue. All relevant costs related to the business operations of the Company’s operating segments either are paid directly by the respective operating segments or are allocated to the segments by the Parent Company. The allocation method is dependent on the nature of each expense item. Allocated expenses include, among other items, accounting services, information technology services, insurance costs, and audit and tax preparation fees.
NOTE 7. EARNINGS (LOSS) PER SHARE
Basic earnings (loss) per share is computed by dividing net earnings (loss) by the weighted average shares outstanding during the reporting period. Diluted earnings (loss) per share is computed giving effect to dilutive stock equivalents resulting from outstanding stock options, restricted stock and stock appreciation rights. The potential dilutive effect on the number of common shares for the first nine (9) months of fiscal 2010 and fiscal 2009 was 0 shares and 474 shares, respectively. Because the Company had a loss from continuing operations for the quarter and the nine (9) months ended January 31, 2010, as well as for the quarter and the nine (9) months ended January 31, 2009, all stock equivalents were anti-dilutive during these periods, and therefore are excluded when determining the diluted weighted average number of shares outstanding.

NOTE 8. GOODWILL AND OTHER INTANGIBLE ASSETS
The gross carrying amounts and accumulated amortization for the Company’s intangible assets as of January 31, 2010, and April 30, 2009, are as follows:

	January 31, 2010
	Gross Carrying	Accumulated
Intangible assets, subject to amortization:	Amount	Amortization
Proprietary BPE software solutions	$4,032,898	$2,691,738
Acquired computer software	662,488	481,316
Real estate lease costs	591,594	239,573
Customer relationships	404,632	280,212
Deferred loan costs	254,949	130,912
Non-compete agreements	63,323	52,769
Tradename	61,299	6,811
Other	44,882	41,300

	$6,116,065	$3,924,631

Intangible assets and goodwill, not subject to amortization:

Trademark	$708,707

Goodwill	$6,354,002

	April 30, 2009
	Gross Carrying	Accumulated
Intangible assets, subject to amortization:	Amount	Amortization
Proprietary BPE software solutions	$3,689,695	$2,340,980
Acquired computer software	466,589	458,883
Real estate lease costs	565,597	190,189
Customer relationships	404,632	252,216
Deferred loan costs	254,949	114,163
Non-compete agreements	63,323	29,023
Tradename	61,299	3,746
Other	45,844	39,149

	$5,551,928	$3,428,349

Intangible assets and goodwill, not subject to amortization:

Trademark	$708,707

Goodwill	$6,354,002

Aggregate amortization expense for all amortizable intangible assets:
For the nine months ended January 31, 2010	$498,919
For the nine months ended January 31, 2009	571,339
For the quarter ended January 31, 2010	174,130
For the quarter ended January 31, 2009	194,709

Estimated future amortization expenses for all amortized intangible assets for the fiscal years ended:
Remainder of fiscal year 2010	$190,598
2011	636,905
2012	497,867
2013	341,746
2014	242,806
2015	113,921
Thereafter	167,591

$2,191,434

The Company completed the annual impairment analysis of goodwill and indefinite-lived intangible assets in the fiscal quarter ended January 31, 2010. The annual analysis resulted in a determination of no impairment. All of the Company’s goodwill and indefinite-lived intangible assets are assigned to the BPE Segment, which has also been determined to be the reporting unit.
The valuation methodologies used to calculate the fair value of the BPE Segment were the discounted cash flow method of the income approach and the guideline company method of the market approach.
With the income approach, the cash flows anticipated over several periods, plus a terminal value at the end of that time horizon, are discounted to their present value using an appropriate rate of return. Projected cash flows are discounted to present value using an estimated weighted average cost of capital, reflecting returns to both equity and debt investors. The Company believes that this is a relevant and beneficial method to use in determining fair value, because it explicitly considers the future cash flow generating potential of the reporting unit.
In the guideline method of the market approach, the value of a reporting unit is estimated by comparing the subject to similar businesses or “guideline” companies whose securities are actively traded in public markets. The comparison is generally based on data regarding each of the companies’ stock prices and earnings, which is expressed as a fraction known as a “multiple.” The premise of this method is that if the guideline public companies are sufficiently similar to each other, then their multiples should be similar. The multiples for the guideline companies are analyzed, adjusted for differences as compared to the subject company, and then applied to the applicable business characteristics of the subject company to arrive at an indication of the fair value. The Company believes that the inclusion of a market approach analysis in the fair value calculation is beneficial, because it provides an indication of value based on external, market-based measures.
In the application of the income approach, financial projections were developed for use in the discounted cash flow calculations. Significant assumptions included revenue growth rates; margin rates; selling, general and administrative (“SG&A”) costs; and working capital and capital expenditure requirements over a period of ten (10) years. Revenue growth rate and margin rate assumptions were developed using historical Company data, current backlog, specific customer commitments, status of outstanding customer proposals, and future economic and market conditions expected. Consideration was then given to the SG&A costs, working capital, and capital expenditures required to deliver the revenue and margin determined. The other significant assumption used with the income approach was the assumed rate at which to discount the cash flows. The rate was determined by utilizing the weighted average cost of capital method.
In the income approach model, three (3) separate financial projection scenarios were prepared using the above assumptions: the first used the expected revenue growth rates, the second used higher revenue growth rates, and the third used lower revenue growth rates. The discount rates used in the scenarios ranged from 19% for the lower growth scenario to 21% for the higher growth scenario. For the assessment of fair value of the BPE Segment based on the income approach, the results of the three (3) scenarios were weighted equally (33% for the expected case and 33% each for the other scenarios) to produce the applicable fair value indication using the income approach. The weightings reflect the Company’s view of the relative likelihood of each scenario.

In the application of the market approach, the Company considered valuation multiples derived from five (5) public comparable companies that were identified as belonging to a group of industry peers. The applicable financial multiples of the comparable companies were adjusted for profitability and size and then applied to the BPE Segment.
The comparable companies selected for the market approach were similar to the BPE Segment in terms of business description and markets served. As such, the Company believes a market participant is likely to consider the market approach in determining the fair value of the BPE Segment. In addition, the Company believes a market participant will consider the cash flow generating capacity of the BPE Segment using an income approach. Both the market and income approaches provide meaningful indications of the fair value of the BPE Segment. The outcomes of the income approach and market approach were weighted 70% and 30%, respectively, with the resulting fair value compared to the carrying value of the BPE Segment. This test of fair value indicated that no impairment existed at January 31, 2010.
NOTE 9. ACQUISITIONS
Fiscal 2010
There were no acquisitions in the first nine (9) months of fiscal 2010.
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
The following table summarizes what the results of operations of the Company would have been on a pro forma basis for the first nine (9) months of fiscal 2009 if the acquisition had occurred prior to the beginning of the period. These results do not purport to represent what the results of operations for the Company actually would have been or to be indicative of the future results of operations of the Company (in thousands, except for per share amounts):

Nine Months Ended
January 31, 2009
Revenues	$11,790
Loss from continuing operations	$(2,205)
Loss from discontinued operations	$(41)
Net loss	$(2,246)

Loss per share from continuing operations — basic and diluted	$(0.59)
Loss per share from discontinued operations — basic and diluted	$(0.01)
Net loss per share — basic and diluted	$(0.60)

NOTE 10. DISCONTINUED OPERATIONS
During the fourth quarter of fiscal 2009, the anchor tenant of the Real Estate Segment’s owned office building in Newnan, Georgia, defaulted on its lease obligations, and subsequently vacated its leased space during the first quarter of fiscal 2010. Accordingly, management did not anticipate that this tenant would make any additional lease payments. Given this event, management determined that the building’s fair market value was less than its book value at that time, and therefore the Real Estate Segment recorded an impairment loss of approximately $2,007,000 in the fourth quarter of fiscal 2009. Additionally, given this event, the segment also recorded an impairment loss of approximately $151,000 in the fourth quarter of fiscal 2009 to write off the remaining net book value of the anchor tenant’s capitalized lease cost, which was initially recorded as an intangible asset when the office building was acquired by the segment in fiscal 2007.
On January 29, 2010, the Real Estate Segment’s interest in the property was transferred to the note holder. In this transaction, the Real Estate Segment transferred its approximately $2.0 million interest in the property and related assets to the note holder, which satisfied in full the Company’s liability for the approximately $3.2 million remaining balance on the property’s non-recourse mortgage loan. Correspondingly, the Company recognized a pre-tax gain of approximately $1.2 million in the third quarter of fiscal 2010 as a result of the elimination of the balance of the indebtedness on the property.
As a result of this transaction, the Company’s financial statements have been prepared with the results of operations and cash flows of this disposed property shown as discontinued operations. All historical statements have been restated in accordance with GAAP. Summarized financial information for discontinued operations for the third quarter and the nine (9) months ended January 31, 2010, and January 31, 2009, is as follows:

	Third Quarter Ended		Nine Months Ended
	January 31,		January 31,
	2010	2009	2010	2009

REAL ESTATE SEGMENT
Rental revenues	$9,677	$44,373	$50,572	$158,297
Rental property operating expenses, including depreciation	60,864	74,312	183,859	223,503

Operating loss from discontinued operations	(51,187)	(29,939)	(133,287)	(65,206)
Income tax benefit	19,451	11,377	50,649	24,778

Operating loss from discontinued operations, net of tax	(31,736)	(18,562)	(82,638)	(40,428)

Gain on disposition of income-producing properties	1,188,639	—	1,188,639	—
Income tax expense	(498,017)	—	(498,017)	—

Gain on disposition of income-producing properties, net of tax	690,622	—	690,622	—

Earnings (loss) from discontinued operations, net of tax	$658,886	$(18,562)	$607,984	$(40,428)

NOTE 11. FAIR VALUE OF FINANCIAL INSTRUMENTS
The carrying amounts of the Company’s cash and cash equivalents, restricted cash, accounts receivable and accounts payable approximate fair value due to their short-term maturities.
As of January 31, 2010, the Company had the following assets and liabilities that represent financial instruments: a certificate of deposit (“CD”), mortgage notes payable, and other debt.
The CD, which had a balance of $450,000 as of January 31, 2010, is included within “Other assets” in the Company’s condensed consolidated balance sheet. This CD secures a letter of credit, which is required by the terms of the mortgage on the Company’s owned corporate headquarters building. Based on the rates currently available on certificates of deposit with similar terms, the CD’s carrying amount approximates its fair value as of January 31, 2010.
Based on the borrowing rates currently available for mortgage notes with similar terms and average maturities, the fair value of mortgage notes payable was $14,279,733 as of January 31, 2010. Based on the borrowing rates currently available for bank loans with similar terms and average maturities, the fair value of other debt was $958,390 as of January 31, 2010.
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
The following discussion has been updated to reflect the reclassifications discussed in Note 2 “Unaudited Statements” to the condensed consolidated financial statements.
The Company’s fiscal year 2010 will end on April 30, 2010.
The Company currently expects that the BPE Segment will be generating positive EBITDA (earnings before interest, taxes, depreciation and amortization) and net earnings within the next two (2) fiscal quarters, as revenues continue to grow. BPE backlog at January 31, 2010, of $8.6 million was 22% higher than the backlog at October 31, 2009, due to a strengthening in customer order activity. The BPE Segment entered the current fiscal year with a backlog of approximately $10 million, which was the primary factor that produced a year-over-year increase in BPE revenues during each of the first three (3) quarters of the current fiscal year, and an overall increase in BPE revenues of 26% for the first nine (9) months, compared to the same period last year. This growth included an 86% year-over-year increase in Energy Savings Projects revenues for the first nine (9) months of the current fiscal year. Nevertheless, BPE revenues outpaced new orders during the first six (6) months of the current fiscal year, leading to a decline in overall order backlog during that period.
Beginning in September 2009, however, new order activity began to strengthen, and new order bookings increased in each successive month thereafter. The BPE Segment was awarded approximately $5 million in new orders during the Company’s third fiscal quarter ended January 31, 2010, including order bookings from customers in both the private sector and the government sector. As a result, BPE backlog as of January 31, 2010, was approximately $8.6 million, which represents the highest quarterly backlog of the current fiscal year. This stronger order activity continued during February 2010, the first month of the fourth fiscal quarter.
The Company believes that the recent increase in BPE order activity is a direct result of three (3) distinct factors: the success of the Company’s new sales and marketing efforts, which were initiated in fiscal 2009; an overall improvement in the capital spending environment for many of BPE’s customers; and the beginning of the long-anticipated infusion of U.S. government expenditures for energy efficiency upgrades of government facilities. The Company currently expects that these factors will continue to be favorable for the BPE Segment during the fourth fiscal quarter, and will continue in fiscal year 2011.
In addition, the Company has enjoyed initial success in marketing the BPE Segment’s new product line, Fifth Fuel Management™. As a result, the Company currently anticipates that new order activity will be generated from electric utilities by this new offering over the next several quarters. The BPE Segment has recently expanded its sales force to offer this new technology-enabled demand response and energy efficiency system to a network of utilities and independent system operators in the U.S., as well as to owners and operators of large commercial office buildings, retail stores, hotels, light industrial facilities and institutional buildings. During February 2010, the Company received its initial multi-year orders for this new offering, with Fifth Fuel Management™ order bookings totaling more than $400,000 for the month. The Company created Fifth Fuel Management™ by expanding its Web-based iTendant® platform to become a real-time, energy optimization and demand response system. The new system was successfully tested at several large luxury hotels during the second quarter of fiscal 2010 in a pilot program for a major U.S. electric utility, implementing the demand response participation by controlling the hotels’ peak time energy usage. Demand response is emerging as a critical tactic to help address the growing imbalance in the supply and demand of generated electric power in the United States. The Company designed Fifth Fuel Management™ to be a cost effective and reliable way for utilities to optimize their customers’ demand response participation and to enable owners and operators of large buildings to maximize the value of their investments in energy efficiency. The Company expects Fifth Fuel Management™ to provide additional opportunities for sales of the BPE Segment’s existing services and products, and to allow the BPE Segment to leverage its established customer base of building owners and operators to help utilities gain better utilization of their existing energy generating facilities and infrastructures. The Company believes the BPE Segment is now much better positioned to participate in the growing utility market sector, and as a result, anticipates that it will begin generating additional recurring revenues over the next year through new multi-year contracts with utilities. However, the Company’s ability to develop the new Fifth Fuel Management™ offering to its full potential will require additional capital. To support revenue growth over a longer time horizon, in addition to the inherent potential of the utility market sector, the Company anticipates continued strong BPE order growth from the government sector and from customers in the private sector. The Company’s BPE Segment offers the government sector many of the same offerings provided to private sector customers, including energy savings projects and other energy efficiency-focused products and services, usually by acting as a subcontractor to large energy services company (“ESCO”) partners to provide services to end-user government facilities. Through this channel, the BPE Segment provides services to a wide range of government facilities, including U.S. military bases, federal and state prisons, and large public educational facilities, school districts, and a variety of other federal, state and municipal buildings and facilities. The Company believes that future growth in BPE’s government business should be underpinned by two (2) recent U.S. Government actions: in December 2008, the U.S. Department of Energy (“DOE”) announced a program to fund $80 billion of energy savings performance contracts through sixteen (16) large ESCOs to improve the energy efficiency of government buildings; and in February 2009, President Obama signed the American Recovery and Reinvestment Act of 2009, which will provide an additional approximately $75 billion for the performance of energy efficiency projects in government buildings. The Company has existing business relationships with half of these sixteen (16) selected ESCOs and a long history of providing these exact types of services to the government sector. The Company believes that it is well positioned to perform a significant amount of these funded projects.
While the potential market demand for the BPE Segment’s offerings appears to be quite promising, there can be no assurance that this will result in sustained revenue growth, particularly if recent macro-economic conditions were to continue, or worsen, for an extended period of time.
The Company’s Real Estate Segment is in the business of creating long-term value and has periodically realized gains through the sale of its real estate assets. The Company has historically generated substantial liquidity from such periodic sales, and the proceeds from such sales often have then been redeployed to other segments of the Company. However, the current real estate portfolio consists of a limited number of properties, and given recent declines in commercial real estate markets and asset valuations in the United States, the Company may be unable to sell any of its real estate assets at acceptable prices, or at all, in the near future. Nevertheless, the Company is currently marketing for sale its owned shopping center in Jacksonville, Florida, and has engaged a third party real estate broker to assist it in those efforts. Based on the range of prices contained in the initial non-binding offers that the Company has already received from prospective purchasers, the Company currently expects to sell the shopping center in the near future at an acceptable price, and generate a gain on sale and substantial liquidity as a result of such sale.
The loss from operations during the first nine (9) months of fiscal 2010 resulted in significant usage of the Company’s cash, continuing the trend of substantial cash usage to fund operating losses in recent quarters, with the exception of the second quarter of fiscal 2010, when the Company generated approximately $27,000 in positive cash flow from operations. The Company believes that it has, or can obtain, sufficient capital resources to operate its business in the ordinary course until the BPE Segment begins to generate sufficient cash flow to fund the Company’s operations. Although as noted above, the BPE Segment is currently expected to begin to generate positive EBITDA and net earnings from operations within the next two (2) fiscal quarters, a longer period of time will be required before the BPE Segment generates sufficient cash flow to fund the Company’s operations.
Historically, operating performance has been indicative of the BPE Segment’s cash flows before taking into account the timing of receivables and payables. Given the continuing substantial revenue growth and earnings that the Company currently expects the BPE Segment to achieve in the next few fiscal quarters, the timing of when the segment will begin to generate consistent positive cash flows from operations will be dependent on the timing of collections on customer receivables and payments to vendors and suppliers. In addition there can be no guarantee that the expected substantial revenue growth, positive EBITDA and net earnings from operations at the BPE Segment will actually occur, particularly if recent macro-economic conditions continue, or worsen, for an extended period of time. See “Liquidity and capital resources” for more information.
Results of operations of the third quarter and first nine (9) months of fiscal 2010, compared to the third quarter and first nine (9) months of fiscal 2009.
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
REVENUES
From Continuing Operations
For the third quarter of fiscal 2010, consolidated revenues from continuing operations, net of inter-segment eliminations, were $4,837,789 compared to $4,055,023 for the third quarter of fiscal 2009, an increase of approximately 19%. For the first nine (9) months of fiscal 2010, consolidated revenues from continuing operations were $13,996,341, compared to $11,592,137 for the first nine (9) months of fiscal 2009, an increase of approximately 21%.

CHART A
REVENUES FROM CONTINUING OPERATIONS — SUMMARY BY SEGMENT
(Dollars in Thousands)

	Third Quarter Ended				Nine Months Ended
	January 31,		Amount	Percentage	January 31,		Amount	Percentage
	2010	2009	Change	Change	2010	2009	Change	Change

BPE (1)	$4,120	$3,339	$781	23	$11,915	$9,493	$2,422	26
Real Estate	718	716	2	0	2,081	2,099	(18)	(1)

	$4,838	$4,055	$783	19	$13,996	$11,592	$2,404	21

NOTES TO CHART A

(1)	The following table indicates the BPE Segment revenues by service and product type:
BPE SEGMENT REVENUES — SUMMARY BY SERVICE & PRODUCT TYPE
(Dollars in Thousands)

	Third Quarter Ended				Nine Months Ended
	January 31,		Amount	Percentage	January 31,		Amount	Percentage
	2010	2009	Change	Change	2010	2009	Change	Change

Energy Savings Projects	$2,534	$1,374	$1,160	84	$6,594	$3,546	$3,048	86
Lighting Products	379	461	(82)	(18)	1,320	1,378	(58)	(4)
Energy Management Services	417	521	(104)	(20)	1,439	1,762	(323)	(18)
Productivity Software	790	983	(193)	(20)	2,562	2,807	(245)	(9)

	$4,120	$3,339	$781	23	$11,915	$9,493	$2,422	26

BPE Segment revenues increased by approximately $781,000, or 23%, in the third quarter of fiscal 2010 compared to the same period in fiscal 2009, due to:
(a)	an increase in energy savings (lighting and mechanical) project revenues of approximately $1,160,000;
partially offset by:
(b)	a decrease in lighting product revenues of approximately $82,000 generated by the Company’s energy efficient lighting distribution business;

(c)	a decrease in energy management services revenues of approximately $104,000; and

(d)	a decrease in productivity software revenues of approximately $193,000.
BPE Segment revenues increased by approximately $2,422,000, or 26%, in the first nine (9) months of fiscal 2010 compared to the same period in fiscal 2009, due to:
(a)	an increase in energy savings (lighting and mechanical) project revenues of approximately $3,048,000;

partially offset by:

(b)	a decrease in lighting product revenues of approximately $58,000 generated by the Company’s energy efficient lighting distribution business;

(c)	a decrease in energy management services revenues of approximately $323,000; and

(d)	a decrease in productivity software revenues of approximately $245,000.
The following table indicates the backlog of contracts and rental income, by segment.

			Increase
	January 31,		(Decrease)
	2010	2009	Amount	Percentage

BPE (1)	$8,602,000	$11,313,000	$(2,711,000)	(24)
Real Estate	2,715,000	2,720,000	(5,000)	(0)
Less: Intersegment eliminations (2)	(591,000)	(543,000)	(48,000)	(9)

Total Backlog	$10,726,000	$13,490,000	$(2,764,000)	(20)

(1)	BPE backlog at January 31, 2010, decreased by approximately $2,711,000, or 24%, compared to the year-earlier period, primarily due to:
(a)	a decrease of approximately $1,662,000 in energy savings (lighting and mechanical) projects, due primarily to the near completion during the current fiscal year of an approximately $3.2 million project in the prior year’s backlog, partially offset by new projects added in the current fiscal year;

(b)	a decrease of approximately $437,000 in productivity software products and services; and

(c)	a decrease of approximately $612,000 in energy management consulting services, primarily as a result of the successful completion of approximately $700,000 of multi-year consulting services projects.
Despite the decline in BPE backlog compared to the year-earlier period, BPE backlog at January 31, 2010, increased by approximately $1,575,000, or 22%, compared to the immediately prior quarter ended October 31, 2009.

The Company estimates that the BPE backlog at January 31, 2010, will be recognized prior to January 31, 2011.

BPE backlog includes some contracts that can be cancelled by customers with less than one (1) year’s notice, and assumes that such cancellation provisions will not be invoked. The value of such contracts included in the prior year’s backlog that were subsequently cancelled was approximately $126,000, or 1.1%
(2)	Represents rental revenues at the Company’s corporate headquarters building to be paid to the Real Estate Segment by the Parent Company and the BPE Segment.

COST OF REVENUES
From Continuing Operations
As a percentage of total segment revenues from continuing operations (see Chart A), the total applicable costs of revenues (see Chart B) were 64% and 63% for the third quarters of fiscal 2010 and 2009, respectively, and 67% and 63% for the first nine (9) months of fiscal 2010 and 2009, respectively. In reviewing Chart B, the reader should recognize that the volume of revenues generally will affect the amounts and percentages presented.
The figures in Chart B are net of intersegment eliminations.
CHART B
COST OF REVENUES
FROM CONTINUING OPERATIONS SUMMARY BY SEGMENT
(Dollars in Thousands)

			Percentage of Segment				Percentage of Segment
			Revenues for the				Revenues for the
	Third Quarter Ended		Third Quarter Ended		Nine Months Ended		Nine Months Ended
	January 31,		January 31,		January 31,		January 31,
	2010	2009	2010	2009	2010	2009	2010	2009

BPE (1)	$2,652	$2,098	64	63	$7,947	$6,019	67	63
Real Estate	459	445	64	62	1,389	1,334	67	64

	$3,111	$2,543	64	63	$9,336	$7,353	67	63

NOTES TO CHART B

(1)	BPE Segment cost of revenues increased by approximately $554,000, or 26%, in the third quarter of fiscal 2010, and increased by approximately $1,928,000, or 32%, in the first nine (9) months of fiscal 2010, compared to the same respective periods in fiscal 2009, primarily due to the corresponding increases in revenues (see Chart A).

On a percentage-of-revenues basis, BPE Segment cost of revenues increased by approximately 1% and 4% in the third quarter and first nine (9) months of fiscal 2010, respectively, compared to the same periods in fiscal 2009, primarily due to a change in the mix of services and products.
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
From Continuing Operations
As a percentage of total segment revenues from continuing operations (see Chart A), the total applicable selling, general and administrative expenses (“SG&A”) (see Chart C), net of intersegment eliminations, were 51% and 61% in the third quarters of fiscal 2010 and 2009, respectively, and 51% and 65% for the first nine (9) months of fiscal 2010 and 2009, respectively. In reviewing Chart C, the reader should recognize that the volume of revenues generally will affect the percentages presented. The percentages in Chart C are based upon expenses as they relate to the respective segment revenues from continuing operations (see Chart A), with the exception that Parent Company and total expenses relate to total consolidated revenues from continuing operations.

The figures in Chart C are net of intersegment eliminations.
CHART C
SELLING, GENERAL AND ADMINSTRATIVE EXPENSES
FROM CONTINUING OPERATIONS BY SEGMENT
(Dollars in Thousands)

			Percentage of Segment				Percentage of Segment
			Revenues for the				Revenues for the
	Third Quarter Ended		Third Quarter Ended		Nine Months Ended		Nine Months Ended
	January 31,		January 31,		January 31,		January 31,
	2010	2009	2010	2009	2010	2009	2010	2009

BPE (1)	$1,530	$1,418	37	42	$4,252	$4,440	36	47
Real Estate (2)	125	167	17	23	423	497	20	24
Parent Company (3)	799	885	17	22	2,469	2,630	18	23

	$2,454	$2,470	51	61	$7,144	$7,567	51	65

NOTES TO CHART C

(1)	BPE Segment SG&A expenses increased by approximately $112,000, or 8%, in the third quarter of fiscal 2010, compared to the same period in fiscal 2009, primarily due to approximately $71,000 of one-time, outside consulting costs.

BPE Segment SG&A expenses decreased by approximately $188,000, or 4%, in the first nine (9) months of fiscal 2010, compared to the same period in fiscal 2009, primarily due to a decrease in general and administrative costs and product and project development expenses, offset by approximately $166,000 of one-time, outside consulting costs.

On a percentage-of-revenues basis, BPE Segment SG&A expenses decreased by 5% and 11% in the third quarter and first nine (9) months of fiscal 2010, respectively, compared to the same periods in fiscal 2009, primarily due to the increase in revenues (see Chart A) without corresponding proportional increases in expenses.

(2)	Real Estate Segment SG&A expenses decreased by approximately $42,000, or 25%, in the third quarter of fiscal 2010, compared to the same period in fiscal 2009, primarily due to a decrease in personnel-related costs and legal fees.

Real Estate Segment SG&A expenses decreased by approximately $74,000, or 15%, in the first nine (9) months of fiscal 2010, compared to the same period in fiscal 2009, primarily due to decreases in personnel-related costs, consulting fees and legal fees.

(3)	Parent Company SG&A expenses decreased by approximately $86,000, or 10%, in the third quarter of fiscal 2010, and decreased by approximately $161,000, or 6%, in the first nine (9) months of fiscal 2010, compared to the same periods in fiscal 2009, primarily due to a decrease in legal fees related to costs incurred in the prior year to settle an insurance claim.

On a percentage-of-revenues basis, Parent Company SG&A expenses decreased by 5% in both the third quarter and first nine (9) months of fiscal 2010, compared to the same periods in fiscal 2009, due to the increase in revenues (see Chart A) and the decrease in expenses.

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES
Consolidated loss before income taxes from continuing operations was $990,968 in the third quarter of fiscal year 2010, compared to $938,630 in the same period of fiscal year 2009, an increase of $52,338, or 6%. For the first nine (9) months of fiscal 2010, the consolidated loss before income taxes from continuing operations was $3,215,391, compared to $3,739,411 in the same period of fiscal year 2009, a reduction of $524,020, or 14%.
The figures in Chart D are net of intersegment eliminations.
CHART D
LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES
SUMMARY BY SEGMENT
(Dollars in Thousands)

	Third Quarter Ended		(Increase)	Nine Months Ended		(Increase)
	January 31,		Decrease	January 31,		Decrease
	2010	2009	Amount	2010	2009	Amount

BPE (1)	$(76)	$(183)	$107	$(275)	$(989)	$714
Real Estate (2)	(114)	(148)	34	(474)	(421)	(53)
Parent Company (3)	(800)	(608)	(192)	(2,466)	(2,329)	(137)

Total	$(990)	$(939)	$(51)	$(3,215)	$(3,739)	$524

NOTES TO CHART D

(1)	BPE Segment loss before income taxes decreased by approximately $107,000, or 58%, in the third quarter of fiscal 2010 compared to the same period in fiscal 2009, primarily due to an increase in revenues of approximately $781,000 (see Chart A) and an increase in gross margin of approximately $227,000, partially offset by an increase in SG&A expenses of approximately $112,000 (see Chart C).

BPE Segment loss before income taxes decreased by approximately $714,000, or 72%, in the first nine (9) months of fiscal 2010 compared to the same period in fiscal 2009, primarily due to an increase in revenues of approximately $2,422,000 (see Chart A), an increase in gross margin of approximately $494,000, a decrease in SG&A expenses of approximately $188,000 (see Chart C), and an increase in interest and other income of approximately $31,000.

(2)	Real Estate Segment loss before income taxes decreased by approximately $34,000, or 23%, in the third quarter of fiscal 2010 compared to the same period in fiscal 2009, primarily due to a decrease in SG&A expenses of approximately $42,000 (see Chart C).

Real Estate Segment loss before income taxes increased by approximately $53,000, or 13%, in the first nine (9) months of fiscal 2010 compared to the same period in fiscal 2009, primarily due to a decrease in gross margin of approximately $73,000 and a decrease in interest and other income of approximately $75,000, partially offset by a decrease in SG&A expenses of approximately $74,000 (see Chart C) and a decrease in interest expense of approximately $22,000.

(3)	Parent Company loss before income taxes increased by approximately $192,000, or 32%, in the third quarter of fiscal 2010 compared to the same period in fiscal 2009, primarily due to one-time other income of approximately $285,000 recognized in the third quarter of fiscal 2009 related to the settlement of an insurance claim, partially offset by a decrease in SG&A expenses of approximately $86,000 (see Chart C).

Parent Company loss before income taxes increased by approximately $137,000, or 6%, in the first nine (9) months of fiscal 2010 compared to the same period in fiscal 2009, primarily due to one-time other income of approximately $285,000 recognized in the third quarter of fiscal 2009 related to the settlement of an insurance claim, partially offset by a decrease in SG&A expenses of approximately $161,000 (see Chart C).
INCOME TAX BENEFIT
The Company’s effective rate for income taxes, based upon estimated annual income tax rates, approximated 40.9% of the loss from continuing operations before income taxes for the first nine (9) months of fiscal 2010 and 41.1% for the comparable period in fiscal year 2009.
DISCONTINUED OPERATIONS
On January 29, 2010, the Real Estate Segment disposed of its interest in its owned office building in Newnan, Georgia. In this transaction, the Real Estate Segment transferred its approximately $2.0 million interest in the property and related assets to the note holder, which satisfied in full the Company’s liability for the approximately $3.2 million remaining balance on the property’s non-recourse mortgage loan. Correspondingly, the Company recognized a pre-tax gain of approximately $1.2 million in the third quarter of fiscal 2010 as a result of the elimination of the balance of the indebtedness on the property.
The Company’s federal and state tax liabilities on the disposition was approximately $0.4 million. These tax liabilities primarily resulted from the pre-tax gain of approximately $1.2 million on the disposition, partially offset by operating losses of the property during the current fiscal year. These tax liabilities were offset by the Company’s net operating loss carry-forwards for tax purposes. In accordance with GAAP, the disposition is recorded in discontinued operations in the accompanying condensed consolidated statement of operations for the period ended January 31, 2010.
LIQUIDITY AND CAPITAL RESOURCES
Between October 31, 2009, and January 31, 2010, the Company’s cash decreased by $604,221 to $2,299,200, and between April 30, 2009, and January 31, 2010, the Company’s cash decreased by a total of $2,521,926, or 52%. The Company’s working capital decreased by approximately $3,860,000, or 55%, between April 30, 2009, and January 31, 2010, which was largely the result of current year losses from continuing operations before depreciation, amortization and income taxes, as well as discretionary capital expenditures and other scheduled regular debt service payments.

The following describes the changes in the Company’s cash from April 30, 2009, to January 31, 2010:
Operating activities used cash of approximately $1,261,000, primarily as a result of:
(a)	current year losses from continuing operations before depreciation, amortization and income taxes of approximately $2,193,000;

partially offset by:

(b)	an increase in billings in excess of costs and earnings of approximately $898,000.
Investing activities used cash of approximately $668,000, primarily as a result of:
(a)	approximately $432,000 used for additions to intangible assets, primarily related to enhancements to the BPE Segment’s proprietary building productivity software solutions, and to purchased accounting software;

(b)	approximately $136,000 used for additions to income-producing properties related to building improvements; and

(c)	approximately $75,000 used for additions to property and equipment, primarily related to vehicle and computer hardware purchases.
Financing activities used cash of approximately $519,000 primarily for:
(a)	scheduled principal payments on real estate mortgage notes of approximately $254,000;

(b)	payment of the regular quarterly cash dividends to shareholders of approximately $149,000;

(c)	scheduled principal payments on other debt of approximately $185,000; and

(d)	repurchases of the Company’s common stock of approximately $31,000;

partially offset by:

(e)	short-term loan proceeds of approximately $100,000.
The Company’s operating activities used approximately $267,000 of cash during the third quarter. The Company believes that it has, or can obtain, sufficient capital resources to operate its business in the ordinary course until the BPE Segment begins to generate sufficient cash flow to fund the Company’s operations, although there can be no guarantee that this will be the case, particularly if recent macro-economic conditions continue for an extended period of time, or worsen.
Achieving sufficient positive cash flow from the operations of the BPE Segment to fund the Company’s operations will depend on the occurrence of a number of assumed factors, including the timing and volume of additional revenues generated by new material contracts, which historically have been difficult to predict, and the timing of collections of customer receivables and payments to vendors and suppliers. Consequently, there can be no assurance that the Company will achieve sufficient positive cash flow to fund the Company’s operations through BPE Segment operations in the near term, or at all.
The Company has historically generated substantial liquidity from the periodic sales of real estate assets. As a result, the current real estate portfolio consists of a limited number of properties. The Company is currently marketing for sale its owned shopping center in Jacksonville, Florida, and has engaged a third party real estate broker to assist it in those efforts. Based on the range of prices contained in the initial non-binding offers that the Company has already received from prospective purchasers, the

Company currently expects to sell the shopping center in the near future at an acceptable price, and generate a gain on sale and substantial liquidity as a result of such sale. However, given the recent decline in commercial real estate markets and asset valuations in the United States, the Company may be unable to sell any of its real estate assets in the near future at acceptable prices, or at all.
The Company in recent years has not utilized bank lines of credit for operating purposes and does not currently have in place any such lines of credit. The Company does have the ability, however, to draw approximately $900,000 in loans against its interest in the cash surrender value of certain life insurance policies.
In the event that currently available cash, cash generated from operations, cash generated from real estate sales, and funds borrowed against the Company’s interest in life insurance policies were not sufficient to meet future operating cash requirements, the Company would need to sell additional real estate or other assets at potentially otherwise unacceptable prices, seek external debt financing or refinancing of existing debt, seek to raise funds through the issuance of equity securities, or limit growth or curtail operations to levels consistent with the constraints imposed by the available cash and cash flow, or any combination of these options. In addition, the development of the BPE Segment’s new Fifth Fuel Management™ offering to its full potential will require the investment of additional capital, which the Company may seek to raise through outside sources or the sale of assets. Moreover, depending on the form of such additional capital, the equity interests of the Company’s existing shareholders could be diluted.
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
The Company has no material commitments for capital expenditures. However, the Company does expect that total capital spending in fiscal year 2010 will approximate $850,000, including BPE Segment expenditures of approximately $510,000 and Real Estate Segment expenditures of approximately $290,000. Of these forecasted amounts, approximately $390,000, or 76%, of the BPE Segment expenditures and approximately $150,000, or 52%, of the Real Estate Segment expenditures were already expended during the first nine (9) months of the fiscal year. Other significant uses of cash are anticipated to be regular scheduled principal repayments of the Real Estate Segment’s mortgage loans and the regular cash requirements of corporate headquarters. The Company’s uses of cash are not expected to change materially in the near future, with the exception of Real Estate Segment capital expenditures, which may increase if significant discretionary tenant improvements and lease commission payments are used for tenant leasing. This use of cash would be recovered during the terms of such new leases by the additional rental income generated as a result.

The Company currently has three (3) mortgage notes on long-term real estate assets and two (2) other long-term debt obligations. None of the Real Estate Segment’s mortgage notes contain any financial covenants, with the exception of a provision in one (1) of the owned shopping center mortgage loans that requires a Real Estate Segment subsidiary to maintain a net worth of at least $4 million; that subsidiary’s net worth was approximately $16.4 million as of January 31, 2010. None of the Company’s other long-term debt obligations have any financial or non-financial covenants.
The cash principal payment obligations during the next twelve (12) months related to the Company’s long-term debt are expected to be approximately $511,000.
CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
Certain statements contained or incorporated by reference in this Quarterly Report on Form 10-Q, including without limitation, statements containing the words “believes,” “anticipates,” “estimates,” “expects,” “plans,” “projects,” “forecasts,” and words of similar import, are forward-looking statements within the meaning of the federal securities laws. Forward-looking statements in this report include, without limitation: the Company’s expected continuing strengthening of orders and achievement of net earnings from operations and positive EBITDA for its BPE Segment; trends in the BPE Segment’s government business and private sector business; the Company’s expectations of generating higher recurring revenues through long-term contracts as a result of the BPE Segment’s new Fifth Fuel Management™ offering; the Company’s current expectations regarding the possible sale of its Jacksonville, Florida property; and the expected timing of the recognition as revenue of current backlog. Forward-looking statements involve known and unknown risks, uncertainties and other matters which may cause the actual results, performance, or achievements of the Company to be materially different from any future results, performance, or uncertainties expressed or implied by such forward-looking statements. Factors affecting forward-looking statements include, without limitation, the length and severity of the current economic recession and disruptions in the capital markets; the ability and timing of the BPE Segment achieving increased sales, positive cash flows, and profits; the health of the commercial real estate market; the Company’s ability to attract, retain, and motivate key personnel; the Company’s ability to secure additional capital; and the other factors identified under the caption “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended April 30, 2009, as updated from time to time in the Company’s Quarterly Reports on Form 10-Q, including in this Quarterly Report.
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
The Company leases space in its income-producing properties to tenants and recognizes minimum base rentals as revenue on a straight-line basis over the lease terms. The lease term usually begins when the tenant takes possession of, or controls the physical use of, the leased asset. Generally, this occurs on the lease commencement date. In determining what constitutes a leased asset, the Company evaluates whether the Company or the tenant is the owner of the improvements. If the Company is the owner of the improvements, then the leased asset is the finished space. In such instances, revenue recognition begins when the tenant takes possession of the finished space, typically when the improvements are substantially complete. If the Company determines that the improvements belong to the tenant, then the leased asset is the unimproved space, and any improvement allowances funded by the Company pursuant to the terms of the lease are treated as lease incentives that reduce the revenue recognized over the term of the lease. In these circumstances, the Company begins revenue recognition when the tenant takes possession of the finished space, typically when the improvements are substantially complete. If the Company determines that the improvements belong to the tenant, then the leased asset is the unimproved space, and any improvement allowances funded by the Company pursuant to the terms of the lease are treated as lease incentives that reduce the revenue recognized over the term of the lease. In these circumstances, the Company begins revenue recognition when the tenant takes possession of the unimproved space. The Company considers a number of different factors in order to determine who owns the improvements. These factors include: (1) whether the lease stipulates the terms and conditions of how an improvement allowance may be spent; (2) whether the tenant or the Company retains legal title to the improvements; (3) the uniqueness of the improvements; (4) the expected economic life of the improvements relative to the length of the lease; and (5) who constructs or directs the construction of the improvements. The determination of who owns the improvements is subject to significant judgment. In making the determination, the Company considers all of the above factors; however, no one factor is determinative in reaching a conclusion. Certain leases may also require tenants to pay additional rental amounts as partial reimbursements for their shares of property operating and common area expenses, real estate taxes, and insurance costs, which additional rental amounts are recognized only when earned. In addition, certain retail leases require tenants to pay incremental rental amounts, which are contingent upon their stores’ sales. These percentage rents are recognized only if and when earned and are not recognized on a straight-line basis.
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
The Company completed its annual testing of goodwill and indefinite-lived intangible assets for impairment in the fiscal quarter ended January 31, 2010. The annual analysis resulted in a determination of no impairment. All of the Company’s goodwill and indefinite-lived intangible assets are assigned to the BPE Segment, which has also been determined to be the reporting unit.
The valuation methodologies used to calculate the fair value of the BPE Segment were the discounted cash flow method of the income approach and the guideline company method of the market approach. The Company believes that these two methodologies are commonly used valuation methodologies. GAAP states that both methodologies are acceptable in determining the fair value of a reporting unit. In assessing the fair value of the BPE Segment, the Company believes a market participant would likely consider both the cash flow generating ability of the reporting unit, as well as, current market multiples of companies facing similar risks in the marketplace.
With the income approach, the cash flows anticipated over several periods, plus a terminal value at the end of that time horizon, are discounted to their present value using an appropriate rate of return. Projected cash flows are discounted to present value using an estimated weighted average cost of capital, reflecting returns to both equity and debt investors. The Company believes that this is a relevant and beneficial method to use in determining fair value, because it explicitly considers the future cash flow generating potential of the reporting unit.
In the guideline method of the market approach, the value of a reporting unit is estimated by comparing the subject to similar businesses or “guideline” companies whose securities are actively traded in public markets. The comparison is generally based on data regarding each of the companies’ stock prices and earnings, which is expressed as a fraction known as a “multiple.” The premise of this method is that if the guideline public companies are sufficiently similar to each other, then their multiples should be similar. The multiples for the guideline companies are analyzed, adjusted for differences as compared to the subject company, and then applied to the applicable business characteristics of the subject company to arrive at an indication of the fair value. The Company believes that the inclusion of a market approach analysis in the fair value calculation is beneficial, because it provides an indication of value based on external, market-based measures.
In the application of the income approach, financial projections were developed for use in the discounted cash flow calculations. Significant assumptions included revenue growth rates; margin rates; SG&A costs; and working capital and capital expenditure requirements over a period of ten (10) years. Revenue growth rate and margin rate assumptions were developed using historical Company data, current backlog, specific customer commitments, status of outstanding customer proposals, and future economic and market conditions expected. Consideration was then given to the SG&A costs, working capital, and capital expenditures required to deliver the revenue and margin determined. The other significant assumption used with the income approach was the assumed rate at which to discount the cash flows. The rate was determined by utilizing the weighted average cost of capital method.
In the income approach model, three (3) separate financial projection scenarios were prepared using the above assumptions: the first used the expected revenue growth rates, the second used higher revenue growth rates, and the third used lower revenue growth rates. The discount rates used in the scenarios ranged from 19% for the lower growth scenario to 21% in the higher growth scenario. In each of the three (3) discounted cash flow models, there was no indication of goodwill impairment. For the assessment of fair value of the BPE Segment based on the income approach, the results of the three (3) scenarios were weighted equally (33% for the expected case and 33% each for the other scenarios) to produce the applicable fair value indication using the income approach. The weightings reflect the Company’s view of the relative likelihood of each scenario.
In the application of the market approach, the Company considered valuation multiples derived from five (5) public comparable companies that were identified as belonging to a group of industry peers. The applicable financial multiples of the comparable companies were adjusted for profitability and size and then applied to the BPE Segment. This result also indicated that no impairment existed.
The comparable companies selected for the market approach were similar to the BPE Segment in terms of business description and markets served. As such, the Company believes a market participant is likely to consider the market approach in determining the fair value of the BPE Segment. In addition, the Company believes a market participant will consider the cash flow generating capacity of the BPE Segment using an income approach. Both the market and income approaches provide meaningful indications of the fair value of the BPE Segment. The outcomes of the income approach and market approach were weighted 70% and 30%, respectively, with the resulting fair value compared to the carrying value of the BPE Segment. This test of fair value indicated that no impairment existed at January 31, 2010.

Income Taxes
Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and to tax loss carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to be applied to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.
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
The Company will have to generate $7.6 million of taxable income in future years to realize the federal NOL carryforwards and an additional $23.3 million of taxable income in future years to realize the state NOL carryforwards. These amounts of taxable income would allow for the reversal of the $3.8 million DTA related to NOL carryforwards. There is a long carryforward period remaining for the NOL carryforwards. The oldest federal NOL carryforwards will expire in the April 30, 2024, tax-year, and the most recent federal NOL carryforwards will expire in the April 30, 2028, tax-year. The significant state NOL carryforwards will also expire between the April 30, 2024, and April 30, 2028, tax years. The Company has no material permanent book/tax differences.

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
PART II. OTHER INFORMATION
ITEM 1A. RISK FACTORS
The Company’s earnings in a future period could be adversely affected by non-cash adjustments to goodwill and other intangible assets, if a future test of these assets indicates a material impairment of those assets.
As prescribed by GAAP, the Company undertakes an annual review of goodwill and other intangible assets balances. This test is performed during the third quarter of the year, unless there has been a triggering event that warrants an earlier interim testing for possible impairment. The Company’s recently completed annual test indicated that no impairment existed as of January 31, 2010. However, future impairment tests could yield different results, depending upon such factors as the actual performance of the BPE Segment against the assumptions used in the Company’s testing or changes in the BPE Segment’s industry. Consequently, future tests may result in an impairment to goodwill or other intangible assets, in which event the Company would be required to record a non-cash charge to earnings in its financial statements during the period in which such impairment is determined to exist.

Any such change could have a material adverse effect on the Company’s results of operations. The Company’s goodwill and other intangible assets at January 31, 2010, were approximately $9.3 million, or approximately 24% of the Company’s total assets, most of which was assigned to the BPE Segment.
Additionally, the reader should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2009, as updated in subsequent Quarterly Reports, which could materially affect the business, financial condition or future operating results of the Company. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also could materially affect the Company’s business, financial condition and/or operating results.
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

SERVIDYNE, INC. (Registrant)
Date: March 17, 2010	/s/ Alan R. Abrams
Alan R. Abrams
Chief Executive Officer

Date: March 17, 2010	/s/ Rick A. Paternostro
Rick A. Paternostro
Chief Financial Officer