Form 10-K
period 2010-04-30
SERVIDYNE, INC.
filed 2010-07-28
CIK 1923

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2010

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
YES ☐  NO ☑

The aggregate market value of Common Stock held by nonaffiliates of the registrant as of October 31, 2009, was $3,664,564. See Part III for a definition of nonaffiliates. The number of shares of Common Stock of the registrant outstanding as of April 30, 2010, was 3,676,383.

DOCUMENTS INCORPORATED BY REFERENCE

The information called for by Part III (Items 10, 11, 12, 13, and 14) is incorporated herein by reference to the registrant’s definitive proxy statement for the 2010 Annual Meeting of Shareholders which is to be filed pursuant to Regulation 14A.

PART I

ITEM 1.	BUSINESS

Servidyne, Inc. (i) provides comprehensive energy efficiency and demand response solutions, sustainability programs, and other building performance-enhancing products and services to owners and operators of existing buildings, energy services companies, and public and investor-owned utilities; and (ii) engages in the asset management of its portfolio of commercial income-producing properties and undeveloped land.

As used herein, the term “Company” refers to Servidyne, Inc. and its subsidiaries and predecessors, unless the context indicates otherwise, and the term “Parent” or “Parent Company” refers solely to Servidyne, Inc.

The Company was organized under Delaware law in 1960 to succeed to the business of A. R. Abrams, Inc., which was founded in 1925 by Alfred R. Abrams as a sole proprietorship. In 1984, the Company changed its state of incorporation from Delaware to Georgia. In 2006, the Company changed its name from Abrams Industries, Inc. to Servidyne, Inc.

The Company operates through its two (2) wholly-owned segments: Building Performance Efficiency (“BPE”) and Real Estate.

Further information on the businesses of the Company’s operating segments is discussed below. Financial information for the segments is set forth in Note 15 “Operating Segments” to the consolidated financial statements.

In June 2008, Atlantic Lighting & Supply Co., LLC (“ALS, LLC”), a wholly-owned subsidiary of the Company, acquired the business and assets of Atlantic Lighting & Supply Co., Inc. ALS, LLC is a distributor of cutting-edge energy efficient lighting products, and is now part of the BPE Segment.

BPE SEGMENT

The BPE Segment provides comprehensive energy efficiency and demand response solutions, sustainability programs, and other products and services that significantly enhance the operating and financial performance of existing buildings. BPE offers strategic programs and services that enable building owners and operators to optimize the short-term and long-term financial performance of their building portfolios by cutting energy consumption and other operating costs, while reducing greenhouse gas emissions and improving the comfort and satisfaction of their buildings’ occupants. The Company conducts such operations under the names Servidyne Systems, The Wheatstone Energy Group, and Atlantic Lighting & Supply Co. BPE’s offerings include the following:

•	The BPE Energy Solution is designed to help building owners and operators substantially reduce energy consumption and cut utility and operating costs of their existing facilities. Major elements include: energy modeling; energy audits; building retro-commissioning; LEED® and ENERGY STAR® certifications; comprehensive preventive maintenance of energy-consuming equipment; turn-key design and implementation of energy-saving lighting systems; and retrofits of mechanical and electrical systems.

•	The BPE Environmental Sustainability Solution is designed to help building owners and operators identify and transform wasteful and inefficient facilities into cost-effective, energy efficient and environmentally sustainable facilities. Major elements include: energy and sustainability audits; building performance benchmarking and utility monitoring; retro-commissioning of existing systems; efficiency improvements of existing energy conversion and water consuming building assets; and other efficiency improvements that extend the lives of building infrastructures and equipment.

•	The BPE Occupant Satisfaction Solution is designed to help building owners and operators measurably improve the comfort level and satisfaction of their tenants, guests and employees. Major elements include: proprietary Web/wireless systems to manage guest and tenant service requests; identification of low-cost and no-cost operating efficiency improvements; lighting quality upgrades; technical staff training; more consistent control of building temperature and humidity conditions; and improved reliability of building systems and controls.

•	The BPE Utility Solution is designed to be a cost effective and reliable way for utilities and their customers to modify peak usage of electricity by implementing demand response programs that utilize smart grid technologies, in order to reduce excess demand on the electric grid, lessen the need for utilities to build expensive new energy generating plants, and provide substantial ongoing cost savings for building owners and operators. The Company launched this new product line, marketed under the name Fifth Fuel Managementtm, during the current fiscal year, by expanding the Company’s Web-based iTendant® platform to create the real-time, energy optimization and demand response system. Major elements include: comprehensive demand response facility audits; technology-enabled real-time demand response programs (automatic, semi-automatic and manual); reliable two-way, fast and secure communication and tracking; retro-commissioning of existing systems; customized site training; and step-by-step processes for optimized demand response participation.

The BPE Segment serves a broad range of markets in the United States and internationally, including owners and operators of corporate, commercial office, hospitality, gaming, retail, light industrial, distribution, healthcare, government, multi-family, military, education and institutional buildings and facilities; energy service companies (ESCOs); and public and investor-owned utility companies. Contracts are primarily obtained through negotiations with customers, but may also be obtained through competitive bids on larger energy savings and infrastructure upgrade projects and programs.

REAL ESTATE SEGMENT

The Real Estate Segment has engaged in real estate activities since 1960. These activities primarily involve the asset management of the Company’s portfolio of income-producing retail and office properties and undeveloped land. The Company uses third-party property managers and leasing agents for its owned commercial properties and conducts its real estate operations through its subsidiaries, Abrams Properties, Inc. and AFC Real Estate, Inc., and their respective affiliates.

As of April 30, 2010, the Company owned two (2) shopping centers in the Southeast that it acquired. The shopping centers have been held as long-term investments, and the Company has marketed the shopping centers for sale when management has determined it to be appropriate. In fact, during the first quarter of fiscal 2011, the Company successfully closed on the sale of its owned shopping center in Jacksonville, Florida, generating net cash proceeds of approximately $2 million and a pre-tax gain on the sale of approximately $120,000. See “ITEM 2. PROPERTIES — Owned Shopping Centers.” The Company is a lessee and sublessor of one (1) retail center in the Midwest that was developed and sold by the Company, leased back to the Company, and then subleased to Kmart Corporation. See “ITEM 2. PROPERTIES — Leaseback Shopping Center.” In addition, the Company owns one (1) office building, its corporate headquarters facility, located in Atlanta, Georgia. In January 2010, the Company transferred its interest in an owned office building located in Newnan, Georgia, to the property’s note holder, which resulted in a pre-tax gain of approximately $1.2 million. See “ITEM 2. PROPERTIES — Owned Office Building.” The Company also owns approximately 4.2 acres of undeveloped commercially zoned land. See “ITEM 2. PROPERTIES — Real Estate Held for Future Development, Lease, or Sale.”

EMPLOYEES AND EMPLOYEE RELATIONS

At April 30, 2010, the Company employed 94 salaried employees and 8 hourly employees. The Company believes that its relations with its employees are good.

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

BACKLOG

The following table indicates the backlog of contracts and rental income under lease agreements, by segment:

			Increase
	April 30,		(Decrease)
	2010	2009	Amount	Percentage

BPE(1)	$15,369,000	$9,885,000	$5,484,000	55
Real Estate(2)	2,726,000	2,737,000	(11,000)	(0)
Less: Intersegment eliminations(3)	(595,000)	(547,000)	(48,000)	9

Total Backlog	$17,500,000	$12,075,000	$5,425,000	45

(1)	BPE backlog at April 30, 2010, increased by approximately $5,484,000, or 55%, compared to the year-earlier period, primarily due to:

(a) an increase of approximately $5,078,000 in energy savings (lighting and mechanical) projects;

(b)	approximately $790,000 in new backlog from the BPE Segment’s new Fifth Fuel Managementtm service offering;

(c)	an increase of approximately $249,000 in lighting products from the Company’s lighting distribution business;

partially offset by:

(d)	a decrease of approximately $176,000 in productivity software products and services; and

(e)	a decrease of approximately $457,000 in energy management consulting services, primarily due to the successful completion of multi-year consulting services projects.

BPE backlog includes some contracts that can be cancelled by customers with less than one year’s notice, and assumes such cancellation provisions will not be invoked. The value of such contracts included in the prior year’s backlog that were subsequently cancelled was approximately $70,000 or 0.7%.

(2)	During the first quarter of fiscal 2011, the Company sold its owned shopping center in Jacksonville, Florida (see Note 20 “Subsequent Events” to the consolidated financial statements for more information). The Real Estate backlog related to this property was $1,306,000 and $1,358,000 as of April 30, 2010, and April 30, 2009, respectively. These amounts are included in the total Real Estate backlog figures shown above.

(3)	Represents rental revenues at the Company’s owned headquarters building to be paid to the Real Estate Segment by the Parent Company and the BPE Segment.

Other than as noted above, the Company estimates that a substantial majority of the backlog at April 30, 2010, will be recognized prior to April 30, 2011. No assurance can be given as to future backlog levels or whether the Company will actually realize earnings from revenues that result from the backlog at April 30, 2010.

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

EXECUTIVE OFFICERS OF THE REGISTRANT

The Executive Officers of the Company as of July 1, 2010, were as follows:

Alan R. Abrams (55)	Officer since 1988

Chairman of the Board since 2006 and a Director of the Company since 1992, Mr. Abrams has been Chief Executive Officer since 1999 and served as President from 2000 until June 2010. He served as Co-Chairman of the Board from 1998 to 2006.

Rick A. Paternostro (40)	Officer since 2000

Mr. Paternostro has served as Chief Financial Officer since 2007. He previously served as Vice President of Operations of the BPE Segment from 2006 to 2008, as Vice President of Financial Operations of the Company from 2004 to 2006, and as Chief Financial Officer of a Company subsidiary from 2002 to 2004.

M. Todd Jarvis (44)	Officer since 2004

Mr. Jarvis was elected to serve as the Company’s President and Chief Operating Officer in June 2010. He has also served as the BPE Segment’s President since 2006 and as its Chief Executive Officer since 2008. He previously served as Vice President and Chief Operating Officer of a Company subsidiary from 2003 to 2006. Prior to joining the Company, he was an executive officer of The Wheatstone Energy Group, Inc., which the Company acquired in 2003, serving as Co-Founder, Vice President and Chief Operating Officer from 1992 to 2003.

Melinda S. Garrett (54)	Officer since 1990

Ms. Garrett has served as Secretary since 2000 and Vice President since 2004. She previously served as a Director of the Company from 1999 to 2007, as Chief Financial Officer from 1997 to 2003, and also has served the Real Estate Segment as Chief Executive Officer since 2003 and President since 2001.

J. Andrew Abrams (50)	Officer since 1988

Mr. Abrams has served as Executive Vice President since April 2006. He served as Co-Chairman of the Board from 1998 to 2006, as Vice President-Business Development from 2000 to April 2006, and also served as a Director of the Company from 1992 to April 2010.

Executive Officers of the Company are elected by the Board of Directors of the Company or the board of a respective Company subsidiary to serve at the pleasure of the respective board. Alan R. Abrams and J. Andrew Abrams are brothers.

ITEM 1A.	RISK FACTORS

The following risk factors, together with all other matters described in this Annual Report on Form 10-K, should be considered in evaluating the Company. Any of these potential risk factors, if actually realized, could result in a materially negative impact on the Company’s business and financial results. In such an event, the trading price of the Company’s stock could be materially adversely impacted.

Risks Related to the Company

The Company’s business depends on the success of its building performance efficiency offerings. If the Company fails to continue to grow revenues from these offerings, its prospects will be adversely affected.

The Company’s strategic focus is on developing the BPE Segment. While the Real Estate Segment still contributes to the Company’s revenues and cash flows, it is not a primary element of the Company’s growth strategy. The Company intends to dedicate the substantial majority of its future capital resources and management attention to growing the BPE Segment.

The Company’s ability to implement its growth strategy will depend upon a variety of factors that are not entirely within its control, including, but not limited to:

•	the ability of the BPE Segment to add new products and services on a timely basis, and the ability to keep its current products and services competitive;

•	the successful hiring, training and retention of qualified personnel;

•	the establishment of new relationships and the expansion of existing relationships with customers and suppliers;

•	the availability of adequate capital; and

•	the ability to make profitable business acquisitions and to integrate such acquired businesses into existing operations.

To date, the BPE Segment has not contributed substantially to the Company’s net earnings. In fact, the BPE Segment has yet to achieve sustained profitability, although it did achieve higher revenues and modest profitability in the fourth (4th) quarter of the current fiscal year. Nevertheless, in light of the absence of a proven track record of sustained profitability, the Company cannot guarantee that its growth strategy will be successful. If the Company’s growth strategy were to be unsuccessful, its revenues, earnings, stock price, and the Company as a whole could be adversely affected.

The Company may deplete its capital resources before the BPE Segment achieves sufficient positive cash flow to fund the Company’s operations, and may not be able to secure additional capital on favorable terms, or at all, which could materially adversely affect the Company’s ability to operate its businesses and grow the BPE Segment.

The Company believes that it has, or can obtain, sufficient capital resources to operate its business in the ordinary course until the BPE Segment begins to generate sufficient cash flow from operations; however, this will depend substantially upon future operating performance (which may be affected by prevailing economic conditions) and financial, business and other factors, some of which are beyond the Company’s control. Failure to secure adequate resources for working capital and capital expenditures could materially impair the Company’s ability to continue to operate its businesses.

The Company has historically generated substantial liquidity from the sale of real estate assets. As a result, the current real estate portfolio consists of a limited number of properties. In addition, given the recent decline in commercial real estate values in the United States, the Company may be unable to sell any of its real estate assets at acceptable prices in the near future. In June 2010, the Company sold its shopping center located in Jacksonville, Florida, and generated net cash proceeds of approximately $2 million from the transaction.

In recent years, the Company has not utilized bank lines of credit for operating purposes, and does not have any such line of credit currently in place. During the fourth (4th) quarter of the current fiscal year, the Company has received loans of approximately $1,000,000 against certain life insurance policies; however, there remains no material further borrowing capacity under such policies as of April 30, 2010.

In the event that currently available cash and cash generated from operations were not sufficient to meet future cash requirements, and the Company was unable to sell real estate or other assets at sufficient prices on a timely basis, the Company would need to attempt to: refinance existing debt; obtain new bank lines of credit; borrow against unsecured real estate assets; raise funds through the issuance of equity or debt securities; limit growth or curtail operations to levels consistent with the constraints imposed by the available cash and cash flow; or any combination of these options. Moreover, the Company’s ability to secure new debt or equity financing could be limited by economic and financial conditions at any time, but likely would be severely limited by credit, financial and real estate market conditions similar to those that have existed in recent years.

Management cannot provide assurance that any reductions in planned expenditures or curtailment of operations would be sufficient to cover shortfalls in available cash, or that debt or equity financing or real estate or other asset sales would be available on terms acceptable to management, if at all, in which event the Company could deplete its capital resources before achieving sufficient cash flows to fund operations, and might be obliged to explore strategic alternatives for its business.

The Company has redeployed a substantial portion of its capital previously invested in the Real Estate Segment to grow the BPE Segment. The Company cannot guarantee that the return, if any, on investing these resources in the BPE Segment will exceed the return that might otherwise be achievable from the Real Estate Segment or from an investment in another line of business.

The Company intends to continue to dedicate the substantial majority of its capital resources to growing the BPE Segment rather than the Real Estate Segment. Over the past several years, the Company has redeployed to the BPE Segment a substantial portion of its capital previously invested in the Real Estate Segment, primarily through sales of income-producing properties.

As noted above, the BPE Segment does not have a proven track record of sustained profitability, in contrast to the Real Estate Segment, which has been the primary source of the Company’s net earnings and cash flows in recent years. Accordingly, the Company cannot guarantee that the return on its investment in the BPE Segment, if any, will compare favorably to the results that might be achievable otherwise if the Company had reinvested its capital resources in the Real Estate Segment or in another line of business. If the Company’s efforts to grow the BPE Segment do not prove to be successful, the investment of this capital could be partially or totally lost, which could have a material adverse effect on the Company’s financial position.

Prevailing capital market and economic conditions could impact demand for the Company’s services and products.

U.S. and international capital markets have experienced severe volatility, disruptions and failures in recent years, and the U.S. economy has only recently emerged from recession. The prevailing economic conditions could negatively affect the businesses of the Company’s customers and potential customers, and disruptions and failures in the capital markets could adversely affect their ability to raise capital, whether for normal working capital or for capital expenditures. Consequently, customers and potential customers who are capital-constrained, whether due to a weak economy or deteriorated market conditions, may delay or even cancel certain operating expenses and/or capital expenditures, including expenditures for the BPE Segment’s services and products. The Company in fact experienced delays during fiscal 2010 in certain anticipated orders for energy savings (lighting and mechanical) projects, which management believes was at least partly due to these factors.

In recent years, the Company’s ability to generate net earnings has been significantly dependent on achieving capital gains from the sale of real estate income-producing properties. Without such gains recurring in the future, the Company might not be profitable.

The Company’s ability to achieve net earnings in recent years has been significantly dependent on achieving capital gains from the sales of real estate income-producing properties. Although some of the proceeds of these sales of income-producing properties has been re-invested in new real estate properties, a significant portion of the proceeds from these sales has been invested in the BPE Segment, and a portion has also been distributed to shareholders as dividends. As a result, the Company has limited remaining real estate holdings, and consequently, real estate capital gains cannot be depended upon as a primary source for the Company’s long-term profitability.

In addition, as a result of real estate dispositions, another source of historical earnings — rental income — has been negatively impacted. Accordingly, in order for the Company to maintain or improve its profitability in the future, the BPE Segment will need to be expanded sufficiently to produce consistent net earnings. There can be no guarantee, however, that the BPE Segment will be able to produce net earnings, if any, sufficient to match the contribution to the Company’s profitability that was generated by the Real Estate Segment in recent years, particularly in light of the BPE Segment’s lack of a consistent track record of sustained profitability.

The Company is dependent upon key personnel, and the loss of any such key personnel could adversely impair the Company’s ability to conduct its business. In addition, the implementation of the Company’s growth strategy will require the addition of suitable personnel.

One of the Company’s objectives is to develop and maintain a strong management team at all levels. At any given time, the Company could lose the services of key executives or other key employees, and the loss of services of any key personnel could have an adverse impact upon the Company’s results of operations, financial condition, and management’s ability to execute its business strategy. If the Company were to lose a member of its senior management team, the Company might be required to incur significant costs in identifying, hiring and retaining a replacement for the departing executive.

In addition, the growth of the BPE Segment will require the retention and addition of qualified personnel. Some offerings of the BPE Segment, such as energy engineering, energy-savings project design and implementation, and various IT-oriented products and services, may require personnel with special skills who are in high demand in the employment marketplace. The Company competes for such personnel with some companies with much greater resources. Accordingly, the Company may not be able to attract and hire such personnel or retain them in the face of better offers from competitors.

If the Company cannot find suitable candidates for business acquisition or cannot integrate completed business acquisitions successfully, its prospects could be adversely affected.

In addition to organic growth, the Company’s strategy includes growth through business acquisitions. The Company’s BPE Segment, to which the Company is dedicating most of its capital resources and attention, was established through several business acquisitions in recent years. The Company competes for acquisition opportunities with other companies that have significantly greater financial resources. Therefore, there is a risk that the Company may be unable to complete an acquisition that it determines to be important to the growth strategy, because another company may be able to pay more for a potential acquisition candidate or may be able to use its financial resources to acquire a potential acquisition candidate before the Company could obtain the requisite financing for such acquisition.

Even if the Company completes a desirable business acquisition on favorable terms, the Company may not be able to successfully integrate any newly-acquired company into existing operations on a timely basis. Integration of a substantial business is a challenging, time-consuming and costly process. It is possible that the acquisition itself or the integration process could result in the loss of the acquired company’s management or other key employees, the disruption of the acquired company’s business, or inconsistencies in standards, controls, procedures and policies that could adversely affect the acquired company’s ability to maintain good relationships with its suppliers, customers and employees.

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

As a public company, the Company is subject to rules and regulations by various governing bodies, including the Securities and Exchange Commission (“SEC”), NASDAQ, and the Public Company Accounting Oversight Board, which are charged with the protection of investors and the oversight of companies whose securities are publicly traded. The Company’s efforts to comply with these regulations, most notably the Sarbanes-Oxley Act of 2002, or “SOX,” have resulted and are expected to continue to result in increased general and administrative expenses and a diversion of management time and attention from earnings-generating activities to compliance activities.

The Company has complied with the SOX requirements involving the assessment of its internal controls over financial reporting, which requirements went into effect for the Company for its fiscal year ending April 30, 2008.

The Company’s efforts to comply with the SOX requirements will continue to require the commitment of significant financial and management resources.

In addition, because these laws, regulations and standards are subject to varying interpretations, their application in practice may evolve over time as new guidance becomes available. This evolution may result in continuing uncertainty regarding compliance matters and additional costs necessitated by ongoing revisions to the Company’s disclosure and governance practices. If the Company fails to satisfactorily address and remain in compliance with all of these regulations and any subsequent revisions or additions, its business may be adversely impacted.

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

The Company’s earnings in a future period could be adversely affected by non-cash adjustments to goodwill and other intangible assets, if a future test of these assets were to indicate a material impairment.

As prescribed by U.S. generally accepted accounting principles (“GAAP”), the Company undertakes an annual review of goodwill and other intangible assets balances. This test is performed during the third quarter of the fiscal year, unless there has been a triggering event that warrants an earlier interim testing for possible impairment. The Company’s recently completed annual test indicated that no impairment existed as of January 31, 2010. However, future impairment tests could yield different results, depending upon such factors as the actual performance of the BPE Segment against the assumptions used in the testing or changes in the BPE Segment’s industry. Consequently, future tests may result in an impairment of goodwill or other intangible assets, in which event the Company would be required to record a non-cash charge to earnings in its financial statements during the period in which such impairment were determined to exist. Any such change could have a material adverse effect on the Company’s results of operations. The Company’s goodwill and other intangible assets at April 30, 2010, were approximately $9.2 million, or approximately 23% of the Company’s total assets, most of which was assigned to the BPE Segment.

Risks Related to the Company’s BPE Segment

The markets for the BPE Segment’s products, services and technology are very competitive, and are becoming more so; if the BPE Segment cannot successfully compete in those markets, the Company’s business could be materially and adversely affected.

The markets for the BPE Segment’s energy savings products, services and technology are highly competitive and fragmented, and are subject to rapidly changing technology, emerging competing products and services, frequent performance improvements and evolving industry standards. The BPE Segment competes against not only smaller companies similar to itself, but also against solutions offered by traditional and competitive energy suppliers, public and investor-owned utilities, and energy services companies. The Company expects competition to increase in the future because of the growth potential of the BPE Segment’s markets. Competition could arise from both new businesses, as well as from the expansion by established enterprises into the BPE Segment’s markets. Increased competition may oblige the BPE Segment to reduce the price of its energy savings products and services, and the segment may experience reduced gross margins and slower growth — or even loss — of market share.

Many of the BPE Segment’s existing competitors, as well as many potential new competitors, have longer operating histories, greater name recognition, larger customer bases and significantly greater financial, technical, marketing, manufacturing and other resources than the Company does. This may enable these competitors to develop and implement new and better technologies more quickly than the BPE Segment can, and to adapt more rapidly to changes in customer requirements or preferences. Greater resources may also enable them to promote their products more effectively, or price them more attractively, than the BPE Segment can. Established larger enterprises may have existing customer, vendor and partner relationships that may give them a competitive advantage vis-à-vis the BPE Segment, and other competitors with greater resources may be more attractive to potential new customers, vendors, partners and employees than the BPE Segment may be to them.

Consequently, there can be no assurance that the BPE Segment will have the financial resources, technical expertise, portfolio of products and services or marketing and support capabilities to compete successfully in the future, which could materially and adversely affect the Company’s revenues and profits.

Failure to adequately expand the BPE Segment’s sales force may impede its growth.

The BPE Segment is dependent on its direct sales force to obtain new customers, particularly large enterprise customers, and to help manage its customer base. The Company operates in a very competitive marketplace for sales personnel with the advanced sales skills, technical knowledge, industry experience, and existing customer relationships that the Company needs. The BPE Segment’s ability to achieve significant growth in revenues in the future will depend, in large part, on the Company’s success in recruiting, training, motivating and retaining a sufficient number of such qualified sales personnel. New personnel require significant training. The Company’s recent hires and planned new hires might not prove to be as productive as the Company would like or expect, and the Company might be unable to hire a sufficient number of qualified individuals in the future in the markets where the Company conducts or desires to conduct its business. If the Company were unable to hire, develop, and retain a sufficient number of qualified and productive sales personnel, the revenues and profitability of the BPE Segment could be adversely impacted, and as a result, the Company’s growth could be impeded, which could have a material adverse effect on the Company’s business and financial position.

As more of the BPE Segment’s sales efforts are targeted at larger enterprise customers, its sales cycle may become longer and more expensive, and it may encounter pricing pressure and implementation challenges, all of which could harm the Company’s business.

The BPE Segment is seeking to obtain additional larger enterprise customers. As the Company targets more of these customers, the Company anticipates potentially facing greater sales and marketing costs, longer sales cycles, and less predictability in closing some of its sales. In this market segment, the customer’s decision to use the Company’s BPE products and services may be an enterprise-wide decision, and if so, these types of sales would require the Company to provide greater levels of education to prospective customers regarding the use and benefits of its building performance-enhancing products and services. In addition, larger customers may demand more customization, enhanced integration services, and additional product features and services. As a result of these factors, BPE sales opportunities may require the Company to devote greater sales support and professional services resources to individual customers, driving up the costs and the amount of time required to close sales, and diverting selling and professional services resources to a smaller number of larger transactions. Because of these factors, the risk of not closing a sale with a larger enterprise customer may be greater than with smaller customers, and the results of such potential failure, due to higher costs and fewer overall ongoing sales initiatives, also can be greater. Moreover, the purchasing power of larger enterprise customers may result in lower profit margins on BPE revenues.

A limited number of customers comprise a significant portion of the revenues and backlog of the BPE Segment. The loss of, or any significant decrease in, business from these customers could have an adverse effect on the BPE Segment’s results.

A significant portion of the BPE Segment’s revenues for the year ended, and backlog as of, April 30, 2010, are derived from a relatively limited number of customers. In fiscal 2010, the BPE Segment generated approximately 28% of its total revenues from its largest customer, and the top five (5) customers accounted for approximately 53% of the segment’s total revenues. At April 30, 2010, approximately 55% of the segment’s backlog was due to one (1) customer, and the top five (5) customers accounted for approximately 83% of the total backlog.

This customer concentration increases the risk of fluctuations in the BPE Segment’s revenues and operating results. If the BPE Segment loses a significant customer, or if revenues or orders from these significant customers decline, the segment’s business, results of operations and financial condition could be materially adversely affected. Additionally, if one of these customers is lost, or if revenues or orders from one or more of these customers decline, there can be no assurance that the BPE Segment will be able to replace or supplement the lost customer(s) with others that generate comparable revenues or profits.

A portion of the BPE Segment’s revenues are derived from fixed price contracts, which could result in losses on contracts.

A portion of the BPE Segment’s revenues and current backlog is based on fixed price or fixed unit price contracts that involve risks relating to the Company’s potential responsibility for the increased costs of performance under such a contract. Generally, under fixed price or fixed unit price contracts, any increase in the Company’s cost not caused by a customer modification or other compensable change to the original contract, whether due to inflation, inefficiency, faulty estimates or other factors, is absorbed by the Company. There are a number of other factors that could create differences in contract performance, as compared to the original contract price, including, among other things, differing facility conditions, insufficient availability of skilled labor in a particular geographic location, and insufficient availability of materials.

The BPE Segment often utilizes subcontractors in performing services or completing projects, whose potential unavailability or unsatisfactory performance could have a material adverse effect on the Company’s business and financial position.

The Company often utilizes unaffiliated third-party subcontractors in order to perform some of its energy engineering and consulting services, proprietary software and other IT development projects, much of its energy savings maintenance, installation and retrofit projects, and most of its other construction — related projects and services. As a consequence, the BPE Segment depends on the continuing availability of, and satisfactory performance by, such subcontractors. There may not be sufficient availability of such subcontractors at the times needed or in the markets in which the BPE Segment operates, or the quality of work by such subcontractors may prove to be below acceptable standards. In addition, the subcontractors may be unable to qualify for payment and performance bonds to ensure their performance or may be otherwise inadequately capitalized. Insurance protection available to subcontractors for construction defects, if any, is increasingly expensive and may become unavailable, and the scope of such protection may become greatly limited. If as a result of subcontractor problems or failures, the Company were unable to meet its contractual obligations to its customers or were unable to successfully recover sufficient indemnity from its subcontractors or their bond or insurance carriers, the Company could suffer losses which could decrease its profitability, damage its customer relations, significantly harm its reputation, and otherwise have a material adverse effect on its business and financial position.

The Company could be exposed to environmental liability related to the disposal of hazardous materials.

A key offering of the Company’s BPE Segment is the replacement of existing lighting systems with newer, more energy efficient lighting systems in various types of facilities. The replacement of lighting systems can often involve the removal, handling and disposal of hazardous materials. As noted previously, various federal, state and local laws govern the handling of hazardous materials. Compliance with the various applicable environmental laws and regulations can be costly. If the Company were to fail to comply, it could face liability from government authorities or other third parties. Even in cases where the Company subcontracts the disposal of such materials, the Company could face potential liability. Not only could judgments, fines or similar penalties for environmental noncompliance negatively affect the Company’s financial position, the reputation of the BPE Segment and the Company as a whole could be harmed as well.

If the BPE Segment’s security measures for its proprietary software solutions were breached, and as a result unauthorized access to a customer’s data were obtained, the offerings of the BPE Segment could be perceived as not being sufficiently secure, customers might curtail or stop using the BPE Segment’s products and services, and the BPE Segment could incur significant losses and liabilities.

The BPE Segment’s proprietary software solutions involve the storage of customers’ data and information, whether locally on the customers’ own computers or on the Company’s computers in the case of the BPE Segment’s application service provider (“ASP”) offerings and one of its older legacy products. These products and services also involve the transmission of such data and information in the case of the ASP and the older legacy products. Security breaches could expose the Company to a risk of a partial or total loss of this data and information, potential litigation and possible liability. If security measures were breached as a result of third-party action, employee error, malfeasance or otherwise, during transfer of data and information to data centers or at any time, and, as a result, someone were to obtain unauthorized access to any customers’ data and information, the Company’s reputation might be damaged, its business might suffer, and it might incur significant losses and liability. Because techniques used to obtain unauthorized access or to sabotage computer systems change frequently and generally are not recognized until after being launched against a target, the BPE Segment might be unable to anticipate these techniques or to implement adequate preventative measures on a timely basis. If an actual or perceived breach of security were to occur, the market perception of the effectiveness of the BPE Segment’s security measures could be harmed, the BPE Segment could lose sales and customers, and the Company’s business and financial potential could be harmed.

The BPE Segment is dependent on the assistance of its customers to complete projects on a timely basis. If a customer were unable or unwilling to offer assistance, it could affect project timelines and reduce or slow the recognition of energy savings project revenues.

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

The BPE Segment’s new Fifth Fuel Managementtm product line is largely untested. If the Company fails to fully develop this product line, its prospects could be adversely affected. Moreover, the development of Fifth Fuel Managementtm will require additional capital, which the Company may not be able to obtain.

The BPE Segment’s Fifth Fuel Managementtm product line is new, and its business viability is largely untested. The Company’s ability to develop Fifth Fuel Managementtm into a profitable product line will depend upon a variety of factors, some of which are not entirely within its control, including:

•	The Company’s ability to develop, acquire and/or license any additional technologies and processes necessary to fully develop and implement the Fifth Fuel Managementtm system;

•	The Company’s ability to market and sell this new offering to significant customers, such as public and investor-owned utilities and building owners and operators; and

•	The availability of adequate capital to fund the full development, marketing and working capital requirements of Fifth Fuel Managementtm.

In the light of the relative newness of Fifth Fuel Managementtm, and the absence of a proven track record of profitability, the Company cannot guarantee that this new product line will be successful.

In addition, the Company anticipates that the development of the Fifth Fuel Managementtm product line to meet expected demand will require additional capital, which the Company may seek to raise through outside sources or the sale of assets. There can be no assurance, however, that the Company will be successful in raising adequate additional capital on acceptable terms, or at all. Moreover, depending on the form of such additional capital, the equity interests of the Company’s existing shareholders could be diluted.

If the new Fifth Fuel Managementtm system ultimately were to be unsuccessful, the Company’s revenues, earnings, stock price, and the business as a whole could be adversely affected.

The value to customers of the energy savings products and services offered by the Company’s BPE Segment is substantially impacted by the prevailing conditions of energy markets; if energy prices and utility costs were to decline, sales and profits of the BPE Segment’s energy savings products and service offerings might not grow, or could even decline.

Many of the product and service offerings of the Company’s BPE Segment are energy efficiency savings products and services. The financial value to customers that install energy efficiency products and services is measured by energy and utility cost savings to be realized over time. Accordingly, the return on the customers’ investment for installing energy efficient products and services and the time period necessary for customers to recoup the initial investment required for these products and services are directly correlated with the prevailing market prices for energy. If the price of energy and utility rates were to drop, customers’ energy savings and returns on investment from energy efficiency products and services would be less, and the time period over which the investment could be recovered through energy and utility costs savings would be extended. Consequently, if energy prices were to decline, demand for the BPE Segment’s energy efficiency products and services could decline as a result, as potential customers would be dissuaded from an upfront investment that may not produce as attractive of a return on investment for some time.

A decline in energy prices could not only negatively affect the level of sales of energy savings products and services, but could also decrease the profitability of such products and services, as the BPE Segment might be obliged to lower prices in response to decrease demand.

Risks Related to the Company’s Real Estate Segment

The Company’s ownership of commercial real estate involves a number of risks, including but not limited to general economic and market risks, leasing risk, uninsured losses and condemnation costs, and environmental issues, the effects of which could adversely affect the Company’s real estate business and its financial position.

The market for acquiring, managing, leasing and profitably disposing of commercial real estate is affected by general economic and market risks.

The Company’s assets might not generate income sufficient to pay expenses, service debt, and adequately maintain its real estate properties. Several factors may adversely affect the economic performance and value of these assets. These factors include, among other things:

•	Changes in the national, regional and local economic climate;

•	Local conditions such as an oversupply of properties or a reduction in demand for properties;

•	The attractiveness of the properties to prospective tenants or acquirers;

•	Competition from other available properties;

•	Material contractual defaults by tenants;

•	Changes in market rental rates; and

•	The need to periodically repair, renovate and re-lease space.

The performance of the Real Estate Segment also depends on the ability to collect rent and expense reimbursements from tenants, and to pay for adequate maintenance, insurance and other operating costs (including real estate taxes), which costs could increase over time. Also, the expenses of owning and operating a property are not necessarily reduced when circumstances such as market factors, tenant defaults, and competition cause a reduction in income from a property. If a property is mortgaged and the Company were to determine that it is unable to generate sufficient rental income to cover the mortgage payments, the lender could foreclose on the mortgage and take the property, or the Company could deliver the deed to the property to the lender in lieu of foreclosure. In addition, capital market conditions, the availability and cost of financing, insurance costs, changes in laws and governmental regulations (including those governing usage, zoning, environmental, and property taxes), other uncontrollable operating costs, and financial distress or bankruptcies of tenants could adversely affect the Company’s financial condition and its overall business.

Operating revenues in the Real Estate Segment are dependent upon the Company entering into multi-year leases with tenants and then collecting rental payments and expense reimbursements on a timely basis from such tenants over their respective lease terms. National, regional and local economic conditions might adversely impact the Company’s tenants and potential tenants in the various marketplaces in which its properties are located, and accordingly, could affect its tenants’ ability to continue to pay rents and expense reimbursements and to continue to operate in their leased spaces. Tenants sometimes experience bankruptcies, and pursuant to the various bankruptcy laws, leases may be rejected and thereby terminated prematurely. When leases expire or are terminated, suitable replacement tenants may or may not be available at acceptable terms and conditions.

The Company faces considerable competition in the leasing marketplace. Heightened competition resulting from adverse market conditions may require the utilization of rent concessions and tenant improvement allowances to a greater extent than in the past, and the costs to fund such concessions and allowances and other leasing costs could be significant. If the Company were unwilling or unable to expend the amounts of capital that might be necessary to retain existing tenants or to compete for available new tenants with properties owned by the Company’s competitors that have greater capital resources, or if the Company’s competitors offer to lease space at rental rates below current market rates or below the previous contractual rental rates of the Company’s existing leases, the Company could lose potential tenants to fill vacant spaces or could lose existing tenants upon expiration of their existing leases. As a result, the Company’s cash flows, results of operations and financial condition could be adversely impacted.

The Company’s real estate properties could be subject to uninsured losses and condemnation costs.

Accidents, floods and other losses at the Company’s real estate properties could materially adversely affect the Company’s operating results. Casualties may occur that significantly damage an operating property, and insurance proceeds, if any, may be materially less than the total loss incurred by the Company. Property ownership also involves potential liability to third parties for matters such as personal injuries occurring on a property. The Company, however, maintains casualty and liability insurance under policies that management believes to be customary and appropriate. In addition to uninsured losses, various government authorities may condemn all or part of an income-producing property or parcel of undeveloped land. Such condemnations could adversely affect the future commercial viability of any such property.

Compliance with environmental laws could adversely affect the Company.

Environmental issues that could arise at the Real Estate Segment’s properties could have an adverse effect on the Company’s financial condition and results of operations. Federal, state and local laws and regulations relating to the protection of the environment may require a current or previous owner or operator of real estate to investigate and clean up hazardous or toxic substances or petroleum product releases at a property. The property owner or operator might have to pay a governmental entity or third party for property damage and for investigation and clean-up costs incurred by such parties in connection with such contamination. These laws often impose clean-up responsibility and liability without regard to whether the owner or operator previously knew of or caused the presence of the contaminants. Even if more than one party might have been responsible for the contamination, each party covered by the environmental laws might be held responsible for all of the clean-up costs incurred. In addition, third parties might sue the owner or operator of a property for damages and costs resulting from environmental contamination emanating from that property. Although the Company currently is not aware of any environmental liabilities at its properties that it believes would have a material adverse effect on its business, assets, financial condition or results of operations, unidentified environmental liabilities could arise, which could have an adverse effect on the Company’s financial condition and results of operations.

Any failure to sell income-producing properties on a timely basis could adversely affect the Company’s results of operations.

The Company’s Real Estate Segment typically holds real estate assets until such time as it believes to be optimal to sell them. Normally, this will be during relatively strong real estate markets. However, the Company’s need to raise additional capital or other factors beyond the Company’s control could make it necessary for the Company to attempt to dispose of real estate properties during weak real estate markets. During a period when the market values of the Company’s real estate assets were to fall significantly, the Company could be required to sell real estate assets at a time when it may be inopportune to do so, or the Company’s assets could become subject to valuation impairment. Further, markets for real estate assets usually are not highly liquid, which can make it particularly difficult to realize acceptable selling prices on a timely basis when disposing of real estate assets during weak markets.

The Company might not be able to refinance its income-producing real estate properties on a timely basis or on acceptable terms.

The Company may incur debt from time to time to finance acquisitions, capital expenditures, or for other purposes. A property’s current leasing status, physical condition and net operating income; global, national, regional or local economic conditions; financial and credit market conditions; the level of liquidity available in real estate markets; the Company’s financial position; the terms and conditions or status of the Company’s other real estate or corporate loans; or other prior financial commitments could impair the Company’s ability to refinance real estate properties at the times when such refinancing might be necessary. Moreover, such refinancing might not be available upon acceptable terms, including in respect of loan principal amounts, interest rates, amortization schedules, guaranties or maturity terms.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

The Company, through its Real Estate Segment, owns its corporate headquarters building, which contains approximately 65,880 square feet of leasable office space. The building is located in the North x Northwest Office Park, 1945 The Exchange, in suburban Atlanta, Georgia. The Company and both operating segments have their main offices located in this building. In addition to the 25,928 square feet of offices leased by the Company, another 9,341 square feet are leased to unaffiliated tenants and 30,611 square feet are currently vacant and available for lease. In conjunction with the Company’s acquisition of Atlantic Lighting & Supply Co., Inc. in June 2008, the Company assumed a lease for 25,654 square feet of office and warehouse space, which lease is currently scheduled to expire in May 2015.

As of April 30, 2010, the Company owned or had an interest in the following real properties:

OWNED SHOPPING CENTERS

The Company’s Real Estate Segment owns two (2) shopping centers that it acquired. The following chart provides relevant information relating to the owned shopping centers:

			Percentage
			of Square	Calendar			Principal
		Leasable	Footage	Year		Debt	Amount of Debt
		Square	Leased as of	Placed in	Rental	Service	Outstanding
		Feet in	April 30,	Service by	Income	Payments	as of April 30,
Location	Acres	Building(s)	2010	Company	2010	2010(1)	2010(2)

11459 Old Nashville Hwy. Smyrna, TN(3)	8.0	51,925	100	2006	$569,387	$302,999	$3,984,223
8102 Blanding Blvd. Jacksonville, FL(4)(5)	18.8	174,220	98	1999	$1,769,034	$610,238	$6,877,513

(1)	Includes principal and interest.
(2)	The Company’s liability for repayment is generally limited by exculpatory provisions to its interests in the respective mortgaged properties.
(3)	Acquired by the Company in August 2006 and originally developed by unrelated third parties in 1998.
(4)	Acquired by the Company in 1999 and originally developed by unrelated third parties in 1985.
(5)	In June 2010, the Company sold its owned shopping center located in Jacksonville, Florida. See Note 20 “Subsequent Events” to the consolidated financial statements for more information.

Anchor tenant lease terms for the owned shopping centers are shown in the following table:

			Lease
		Square	Expiration	Options
Anchor Tenant(1)	Location	Footage	Date	to Renew

Harbor Freight Tools(2)	Jacksonville, FL	15,700	2012	4 for 5 years each
Publix/Floor & Decor(2)(3)	Jacksonville, FL	85,560	2020	2 for 5 years each
Office Depot(2)	Jacksonville, FL	22,692	2013	1 for 5 years
Food Lion	Smyrna, TN	33,000	2019	4 for 5 years each

(1)	A tenant is considered to be an “Anchor Tenant” if it leases 12,000 square feet or more for an initial lease term of five (5) years or more.
(2)	This is an anchor tenant at the Company’s owned shopping center in Jacksonville, Florida, which was sold in June 2010. See Note 20 “Subsequent Events” to the consolidated financial statements for more information.
(3)	Publix has subleased the premises to Floor and Decor Outlets, but remains liable under the lease until the lease expires in August 2010.

With the exception of the Harbor Freight Tools and Floor & Décor leases in Jacksonville, Florida, the anchor tenant leases and some of the small shop leases provide for contingent rentals if sales generated by the respective tenant in its leased space exceed specified pre-determined amounts. In fiscal 2010, the Company did not recognize any contingent rental income from its owned shopping centers.

Typically, the owned shopping center leases require tenants to reimburse the Company for a portion of ad valorem taxes, insurance and common area maintenance costs.

OWNED OFFICE BUILDING

The Company, through its Real Estate Segment, owns one (1) office building in metropolitan Atlanta, Georgia, its corporate headquarters facility. During the third quarter of fiscal 2010, the Real Estate Segment transferred its interest in an owned office building located in Newnan, Georgia, to the property’s note holder, which resulted in a pre-tax gain of approximately $1.2 million. During the fourth quarter of fiscal 2009, the anchor tenant of the Newnan office building defaulted on its lease obligations, and consequently, the Company recorded a pre-tax impairment loss of approximately $2.2 million related to this office building. See Note 4 “Discontinued Operations” to the consolidated financial statements for more information.

The following chart provides pertinent information relating to the owned office building:

			Percentage				Principal
			of Square	Calendar			Amount of
		Leasable	Footage	Year		Debt	Debt
		Square	Leased as of	Placed in	Rental	Service	Outstanding
		Feet in	April 30,	Service by	Income	Payments	as of April 30,
Location	Acres	Building	2010	Company	2010	2010(1)	2010(2)

1945 The Exchange Atlanta, GA(3)	3.12	65,880	54	1997	$743,765	$442,877	$4,228,588

(1)	Includes principal and interest.
(2)	The Company’s liability for repayment is generally limited by exculpatory provisions to its interest in the mortgaged property.
(3)	The Company’s corporate headquarters facility, of which the Company leases and occupies approximately 25,928 square feet. Rental income includes $567,762 in intercompany rent at a competitive market rate recognized by the Company and its operating segments. The building was originally developed by unrelated third parties in 1974, and was acquired and re-developed by the Company in 1997.

Anchor tenant lease terms for the owned office building are shown in the following table:

			Lease	Options
		Square	Expiration	to
Anchor Tenant(1)	Location	Footage	Date	Renew

Servidyne, Inc.(2)	Atlanta, GA	25,928	2012	None

(1)	A tenant is considered to be an “Anchor Tenant” if it leases 12,000 square feet or more for an initial lease term in of five (5) years or more.
(2)	The Company leases its corporate headquarters’ office space from the Real Estate Segment.

Typically, the owned office building leases require tenants to reimburse the Company for a portion of ad valorem taxes, insurance and operating expenses above a base year.

LEASEBACK SHOPPING CENTER

The Company, through its Real Estate Segment, has a leasehold interest in one (1) retail center that it developed, sold to an unrelated third party, and then leased back from such unrelated third party under a lease currently expiring in 2014. The center is subleased by the Company entirely to Kmart Corporation (“Kmart”). The Kmart sublease provides for contingent rentals if sales exceed specified predetermined amounts, and the sublease has eight (8) remaining five-year renewal options. The Company’s lease with the fee owner contains renewal options coextensive with Kmart’s renewal options on the sublease.

Kmart, under its sublease, is responsible for insurance and ad valorem taxes, but has the right to offset against contingent rentals for any ad valorem taxes paid in excess of specified pre-determined amounts. In fiscal 2010, the Company did not recognize any contingent rental income from the leaseback shopping center. The Company is responsible for structural and roof maintenance of the building. The Company is also responsible for underground utilities, parking lots and driveways, except for routine upkeep which is the responsibility of the subtenant. The Company’s lease contains exculpatory provisions, which limit the Company’s liability for payments to its interest in the lease.

The following chart provides certain information relating to the leaseback shopping center:

		Square	Calendar Year	Rental	Rent
		Feet in	Placed in Service	Income	Expense
Location	Acres	Building	by Company	2010	2010

Davenport, IA	10.0	84,180	1977	$255,308	$105,203

REAL ESTATE HELD FOR FUTURE DEVELOPMENT, LEASE OR SALE

The Company, through its Real Estate Segment, owns the following commercially zoned land parcels, which are held for future development, leasing, or sale:

		Calendar Year
		Development
Location	Acres	Completed	Intended Use(1)

Mundy Mill Road			Commercial development pads or up to
Oakwood, GA	3.474	1987	three outlots
North Cleveland Avenue North Ft. Myers, FL	0.73	1993	One outlot

(1)	“Outlot” as used herein refers to a small parcel of land platted separately from a shopping center parcel. An outlot is generally sold to, leased to, or developed as a fast-food restaurant, a bank, a convenience store, a small retail center, or other commercial uses.

There is no debt encumbering these land parcels. The Company either will develop the properties or will continue to hold them for future sale or lease to others.

For further information on the Company’s real estate properties, see Notes 4, 6, 8 and 10 to the consolidated financial statements, and “SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION.”

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

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET FOR REGISTRANT’S COMMON EQUITY

	Market Prices
	Fiscal 2010		Fiscal 2009		Cash Dividends
	High	Low	High	Low	Paid per Share
	Trade	Trade	Trade	Trade	2010	2009

First Quarter	$2.90	$1.51	$6.09	$3.71	$0.020	$0.038
Second Quarter	2.93	1.75	5.13	2.58	0.010	0.038
Third Quarter	2.30	1.53	3.75	1.07	0.010	0.038
Fourth Quarter	7.24	1.60	2.45	1.50	0.010	0.020

The common stock of Servidyne, Inc. is traded on the NASDAQ Global Market (Symbol: SERV). The approximate number of holders of common stock was 810 (including shareholders of record and shares held in street name) as of June 30, 2010.

The information required by this item with respect to the Company’s equity compensation plan will be included in the Company’s definitive proxy materials for its 2010 Annual Meeting of Shareholders, to be filed with the SEC, under the heading “Equity Compensation Plan,” and is hereby incorporated herein by reference.

ISSUER PURCHASES OF EQUITY SECURITIES

			Total Number of Shares	Maximum Number of
			Purchased as Part of	Shares that May Yet Be
	Total Number of	Average Price	Publicly Announced Plans	Purchased under the
Period	Shares Purchased	Paid per Share	or Programs	Plans or Programs

As of April 30, 2009				100,000
September 1-30, 2009	2,189	2.05	2,189	97,811
December 1-31, 2009	12,500	1.74	12,500	85,311
January 1-31, 2010	2,292	1.77	2,292	83,019

Total	16,981		16,981

In March 2008, the Company’s Board of Directors authorized the repurchase of up to 50,000 shares of the Company’s common stock during the twelve-month period ending on March 5, 2009. In December 2008, the Board of Directors increased the authorization to repurchase the Company’s common stock to 100,000 shares during the twelve-month period ending on March 5, 2009. In February 2009, the Board of Directors authorized the repurchase of up to 100,000 shares of the Company’s common stock during the twelve-month period ending on March 5, 2010. In March 2010, the Board of Directors authorized the repurchase of up to 100,000 shares of the Company’s common stock during the twelve-month period ending on March 15, 2011. All repurchases reported above were made pursuant to this repurchase authority.

ITEM 6.	SELECTED FINANCIAL DATA

The following table sets forth selected financial data for the Company and should be read in conjunction with the consolidated financial statements and the notes thereto:

Years Ended April 30,	2010	2009	2008	2007	2006

Net (Loss) Earnings(1)	$(1,715,041)	$(4,587,450)	$1,335,562	$966,626	$525,766
Net Loss — Continuing Operations	$(2,373,234)	$(3,275,869)	$(1,161,729)	$(1,157,462)	$(424,508)
Net Earnings (Loss) — Discontinued Operations	$658,193	$(1,311,581)	$2,497,291	$2,124,088	$950,274
Net (Loss) Earnings Per Share(1)(3)	$(.46)	$(1.23)	$.36	$.26	$.14
Net Loss Per Share — Continuing Operations(3)	$(.64)	$(.88)	$(.31)	$(.31)	$(.11)
Net Earnings (Loss) Per Share — Discontinued Operations(3)	$.18	$(.35)	$.67	$.57	$.25
Consolidated Revenues — Continuing Operations	$20,899,101	$15,983,881	$18,918,106	$16,957,175	$15,868,293
Consolidated Revenues - Reclassified to Discontinued Operations(2)	$—	$472,491	$429,620	$2,118,058	$2,371,882
Weighted Average Shares Outstanding at Year-End(3)	3,685,834	3,716,700	3,711,659	3,707,217	3,708,797
Cash Dividends Paid Per Share(3)	$0.05	$.13	$.14	$.14	$.14
Shareholders’ Equity	$15,789,479	$17,538,530	$22,466,378	$21,460,211	$20,946,748
Shareholders’ Equity Per Share(3)	$4.28	$4.72	$6.05	$5.79	$5.65
Working Capital(1)	$3,571,875	$7,030,872	$13,769,470	$5,713,582	$8,352,086
Depreciation and Amortization - Continuing Operations(4)	$1,377,176	$1,453,882	$1,409,305	$1,301,948	$929,851
Total Assets	$39,833,019	$43,644,656	$52,315,550	$57,393,421	$52,410,256
Income-Producing Properties and Property and Equipment, net(5)	$18,064,697	$18,428,346	$18,722,204	$18,522,978	$14,011,977
Income-Producing Properties and Property and Equipment, net — Reclassified to Discontinued Operations(2)	$—	$1,760,585	$3,863,105	$14,270,939	$7,548,794
Long-Term Debt(6)(7)	$16,555,501	$16,092,252	$16,539,203	$19,086,723	$13,416,512
Long-Term Debt — Reclassified to Discontinued Operations(2)	$—	$3,128,388	$3,169,566	$6,052,018	$7,873,030
Total Liabilities	$24,043,540	$26,106,126	$29,849,172	$35,933,210	$31,463,508
Variable Rate Debt(6)(8)	$850,000	$850,000	$870,000	$3,400,000	$930,000
Return on Average Shareholders’ Equity(1)	(10.3)%	(22.9)%	6.1%	4.6%	2.5%

(1)	Includes continuing operations, discontinued operations, and extraordinary items, if any.
(2)	Includes amounts previously reported as continuing operations in prior period annual reports that have been reclassified to discontinued operations.
(3)	Adjusted for stock dividends.
(4)	Depreciation and amortization for certain sold income-producing properties have been reclassified as discontinued operations and, therefore, are not included in the periods presented.
(5)	Does not include property held for sale, real estate held for future development or sale, or sold income-producing properties that have been reclassified as assets of discontinued operations. This does include the owned shopping center which was sold subsequent to fiscal year end in June 2010. See Note 20 “Subsequent Events” to the consolidated financial statements for more information.
(6)	Does not include mortgage debt associated with discontinued operations.
(7)	Includes the mortgage debt of approximately $6,878,000 on the owned shopping center which was sold subsequent to fiscal year end in June 2010. See Note 20 “Subsequent Events” to the consolidated financial statements for more information.
(8)	Includes short-term and long-term debt.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

The Company has two (2) operating segments: BPE and Real Estate. The Company through the BPE Segment continues to add new products and service offerings, which may come in part from future business acquisitions.

In “RESULTS OF OPERATIONS” below, changes in revenues, costs of revenues, selling, general and administrative expenses, and loss from continuing operations before income taxes from period to period are analyzed on a segment basis. For other information on a consolidated basis, please see “ITEM 6. SELECTED FINANCIAL DATA” or the Company’s consolidated financial statements. The figures in the following charts for all periods presented do not include Real Estate Segment revenues, costs of revenues, selling, general and administrative expenses, and loss from continuing operations before income taxes associated with certain formerly owned income-producing properties, which have been sold or otherwise disposed; such amounts have been reclassified as discontinued operations (see “Critical Accounting Policies — Discontinued Operations” later in this discussion and analysis section).

OVERVIEW

BUILDING PERFORMANCE EFFICIENCY SEGMENT

The BPE Segment entered fiscal year 2010 with a backlog of approximately $10 million, which substantially contributed to the year-over-year increase in BPE revenues of 38% compared to the prior year, including a 100% year-over-year increase in Energy Savings Projects revenues. Although BPE revenues outpaced new orders during the first six (6) months of the current fiscal year, leading to a decline in backlog during that period, new order activity began to strengthen beginning in September 2009, and new order bookings increased sequentially in both the third and fourth quarters. The BPE Segment was awarded approximately $12.4 million in new orders during the fourth quarter, including order bookings from customers in both the private sector and the government sector. As a result, the BPE Segment produced revenue growth of 52%, earnings before taxes of approximately $98,000, and positive EBITDA1 of approximately $307,000 (earnings before taxes plus interest of approximately $18,000 plus depreciation and amortization of approximately $191,000) in the fourth quarter. BPE backlog as of April 30, 2010, was approximately $15.4 million, which was 79% higher than the backlog at January 31, 2010, and 55% higher than the backlog at April 30, 2009. The $15.4 million in backlog as of April 30, 2010, represents the highest backlog achieved by the BPE Segment in the Company’s history.

The Company believes that the recent increase in BPE order activity is a direct result of three (3) distinct factors: the success of the Company’s enhanced sales and marketing efforts, which were initiated in fiscal 2009; an overall improvement in the capital spending environment for many of the BPE Segment’s customers; and the beginning of the long-anticipated infusion of U.S. government expenditures for energy efficiency upgrades of government facilities. The Company believes that these factors will continue to be favorable for the BPE Segment in fiscal year 2011. Management currently expects that the BPE Segment will generate positive EBITDA for the full fiscal year 2011, as revenues remain strong; however, EBITDA on a quarterly basis is more sensitive to fluctuations in the timing of revenues and may not be positive in an individual quarter. Moreover, management believes that a longer period of time will be required before the BPE Segment is able to generate sufficient sustained cash flow to fully fund the Company’s operations.

The Company has enjoyed initial success in marketing the BPE Segment’s new product line, Fifth Fuel Managementtm. As a result, the Company currently anticipates that new order activity will be generated by this new offering over the next several quarters. The BPE Segment has expanded its sales force to offer this new technology-enabled demand response and energy efficiency system to a network of utilities and independent system

1 The Company believes EBITDA is a useful non-GAAP measurement of the BPE Segment’s performance, because it provides information that can be used to further evaluate the operational effectiveness of the business. One should not consider EBITDA an alternative to, or a more meaningful indicator of the segment’s operating performance than, earnings before taxes as determined in accordance with GAAP.

operators in the U.S., as well as to owners and operators of large commercial office buildings, retail stores, hotels, light industrial facilities and institutional buildings. In February 2010, the Company received its initial multi-year orders for this new offering, and Fifth Fuel Managementtm order bookings totaled approximately $800,000 in the fourth quarter of fiscal 2010. The Company created Fifth Fuel Managementtm by expanding its Web-based iTendant® platform to become a real-time, energy optimization and demand response system. The new system was successfully tested at several large luxury hotels during the second quarter of fiscal 2010 in a pilot program for a major U.S. electric utility, implementing the demand response participation by controlling the hotels’ peak time energy usage. Demand response is emerging as a critical tactic to help address the growing imbalance in the supply and demand of generated electric power in the United States. The Company designed Fifth Fuel Managementtm to be a cost effective and reliable way for utilities to optimize their customers’ demand response participation and to enable owners and operators of large, complex buildings to maximize the value of their investments in energy efficiency. In addition, the Company expects Fifth Fuel Managementtm will provide additional opportunities for sales of the BPE Segment’s existing services and products, which can enable the BPE Segment to leverage its established customer base of building owners and operators to help utilities gain better utilization of their existing energy generating facilities and infrastructures. The Company believes the BPE Segment is now much better positioned to participate in the growing utility market sector, and as a result, anticipates that it will begin generating additional recurring revenues over the next year through new multi-year contracts with utilities. However, the Company’s ability to develop the new Fifth Fuel Managementtm offering to its full potential will require additional capital.

To support revenue growth over a longer time horizon, in addition to the inherent potential of the utility market sector, the Company anticipates continued strong BPE order growth from the government sector and from customers in the private sector. The Company’s BPE Segment offers the government sector many of the same offerings provided to private sector customers, including energy savings projects and other energy efficiency-focused products and services, usually by acting as a subcontractor to large energy services company (“ESCO”) partners to provide services to end-user government facilities. Through this channel, the BPE Segment provides services to a wide range of government facilities, including U.S. military bases, federal and state prisons, and large public educational facilities, school districts, and a variety of other federal, state and municipal buildings and facilities. The Company believes that future growth in BPE’s government business should be underpinned by two (2) federal actions: in December 2008, the U.S. Department of Energy (“DOE”) announced a program to fund $80 billion of energy savings performance contracts through sixteen (16) large ESCOs to improve the energy efficiency of government buildings; and in February 2009, President Obama signed the American Recovery and Reinvestment Act of 2009, which is providing an additional approximately $75 billion for the performance of energy efficiency projects in government buildings. The Company has existing business relationships with half of these sixteen (16) selected ESCOs and a long history of providing these exact types of services to the government sector. As a result, the Company believes that it is well positioned to perform a significant amount of these funded projects.

While the potential market demand for the BPE Segment’s offerings appears to be quite promising, there can be no assurance that this will result in sustained revenue growth, particularly if recent macro-economic conditions were to continue, or worsen, for an extended period of time.

REAL ESTATE SEGMENT

The Company’s Real Estate Segment is in the business of creating long-term value and has periodically realized gains through the sale of its real estate assets. The Company has historically generated substantial liquidity from such periodic sales, and the proceeds from such sales often have then been redeployed to the BPE Segment of the Company. In fact, during the first quarter of fiscal 2011, the Company successfully closed on the sale of its owned shopping center in Jacksonville, Florida, generating net cash proceeds of approximately $2 million and a pre-tax gain on the sale of approximately $120,000. See Note 20 “Subsequent Events” to the consolidated financial statements for more information. Also, in January 2010, the Company transferred its interest in an owned office building located in Newnan, Georgia, to the property’s note holder, which resulted in a pre-tax gain of approximately $1.2 million. See “ITEM 2. PROPERTIES — Owned Office Building” for more information. As a cumulative result of the real estate assets sales, the Company’s real estate portfolio now consists of only a few properties, and given recent declines in commercial real estate markets and asset valuations in the United States, the Company may be unable to sell any of its remaining real estate assets at acceptable prices, or at all, in the near future. Marketing efforts to prospective tenants continue to be a primary focus of the Real Estate Segment. The Company is continuing to monitor the sales and operating performance of the Real Estate Segment’s tenants, and is continuing to reduce Real Estate Segment operating costs. As of April 30, 2010, the Company’s income-producing properties were ninety-one percent (91%) leased.

LIQUIDITY

Despite the recent successes and achievements described above, the Company’s full year loss from operations in fiscal year 2010 resulted in significant usage of the Company’s cash, continuing the trend of substantial cash usage to fund operating losses in recent fiscal quarters, with the exception of the second quarter of fiscal 2010, when the Company generated approximately $27,000 in positive cash flow from operations. Although as noted above, the BPE Segment generated positive EBITDA and net earnings from operations in the fourth quarter of fiscal 2010 and is expected to continue improved financial performance in fiscal year 2011, a longer period of time will be required before the BPE Segment is able to generate sufficient sustained cash flow to fully fund the Company’s operations. The Company believes that it has, or can obtain, sufficient capital resources to operate its business in the ordinary course until the BPE Segment begins to generate sufficient sustained cash flow to fund the Company’s operations, which it may seek to obtain using any of the methods described below in “Liquidity and Capital Resources;” however, there can be no assurance that the Company will be successful in the efforts.

Historically earnings before taxes have been indicative of the BPE Segment’s cash flow before taking into account the timing of receivables and payables. Given the continuing substantial revenue growth and earnings that the Company currently expects the BPE Segment to achieve in the next few fiscal quarters, the timing of when the segment will begin to generate consistent positive cash flow from operations will be dependent on the timing of collections of customer receivables and payments to vendors and suppliers. In addition, there can be no assurance that the expected substantial revenue growth, positive EBITDA and net earnings from operations at the BPE Segment will actually occur, particularly if recent macro-economic conditions continue, or worsen, for an extended period of time. See “Liquidity and Capital Resources” later in this discussion and analysis section for more information.

RESULTS OF OPERATIONS

REVENUES

Consolidated revenues from continuing operations, net of intersegment eliminations, were $20,899,101 in fiscal 2010 compared to $15,983,881 in fiscal 2009. This represents an increase in revenues of 31%.

CHART A

REVENUES FROM CONTINUING OPERATIONS
SUMMARY BY SEGMENT
(Dollars in thousands)

	Years Ended
	April 30,		Amount	Percentage
	2010	2009	Change	Change

BPE(1)	$18,172	$13,192	$4,980	38
Real Estate	2,727	2,792	(65)	(2)

	$20,899	$15,984	$4,915	31

NOTES TO CHART A

(1)	The following table indicates the BPE Segment revenues by service and product type:

BPE SEGMENT REVENUES — SUMMARY BY SERVICE & PRODUCT TYPE
(Dollars in thousands)

	Years Ended
	April 30		Amount	Percentage
	2010	2009	Change	Change

Energy Savings Projects	$11,051	$5,534	$5,517	100
Lighting Products	1,933	1,665	268	16
Energy Management Services	1,801	2,319	(518)	(22)
Fifth Fuel Management Services	28	—	28	—
Productivity Software	3,359	3,674	(315)	(9)

	$18,172	$13,192	$4,980	38

BPE Segment revenues increased by approximately $4,980,000, or 38%, in fiscal 2010 compared to fiscal 2009, primarily due to:

(a)	an increase in energy savings (lighting and mechanical) project revenues of approximately $5,517,000, primarily due to the substantial increase in revenues from customers in both the private sector and the government sector, including revenues of approximately $3,160,000 from several new energy savings project customers, representing the initial phases of new energy savings program initiatives for those customers; and

(b)	an increase in lighting product revenues of approximately $268,000 due to improved business conditions;

partially offset by:

(c)	a decrease in energy management services of approximately $518,000 due to the completion of multi-year consulting services projects; and

(d)	a decrease in productivity software revenues of approximately $315,000 due to fewer new implementations with existing large-portfolio customers.

COST OF REVENUES

As a percentage of total segment revenues from continuing operations (see Chart A), the total applicable costs of revenues (see Chart B) were 68% and 65% for fiscal years 2010 and 2009, respectively. In reviewing Chart B, the reader should recognize that the volume of revenues generally will affect the amounts and percentages presented.

The figures in Chart B are net of intersegment eliminations.

CHART B

COST OF REVENUES FROM CONTINUING OPERATIONS
SUMMARY BY SEGMENT
(Dollars in thousands)

			Percentage of
			Segment Revenues
	Years Ended		for the Years Ended
	April 30,		April 30,
	2010	2009	2010	2009

BPE(1)	$12,301	$8,562	68	65
Real Estate	1,862	1,787	68	64

	$14,163	$10,349	68	65

NOTES TO CHART B

(1)	BPE Segment cost of revenues increased by approximately $3,739,000, or 44%, in fiscal 2010 compared to fiscal 2009, primarily due to the corresponding increase in revenues (see Chart A).

On a percentage-of-revenues basis, BPE Segment cost of revenues increased by approximately 3% in fiscal 2010 compared to fiscal 2009, primarily due to a change in the mix of services and products.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

As a percentage of total segment revenues from continuing operations (see Chart A), the total applicable selling, general and administrative expenses (“SG&A”) (see Chart C), net of intersegment eliminations, were 47% and 62% in fiscal years 2010 and 2009, respectively. In reviewing Chart C, the reader should recognize that the volume of revenues generally will affect the amounts and percentages presented. The percentages in Chart C are based upon expenses as they relate to segment revenues from continuing operations (see Chart A), with the exception that Parent and total expenses relate to total consolidated revenues from continuing operations.

The figures in Chart C are net of intersegment eliminations.

CHART C

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES FROM CONTINUING OPERATIONS
SUMMARY BY SEGMENT
(Dollars in thousands)

			Percentage of
			Segment Revenues
	Years Ended		for the Years Ended
	April 30,		April 30,
	2010	2009	2010	2009

BPE(1)	$5,830	$5,718	32	43
Real Estate(2)	563	687	21	25
Parent Company(3)	3,405	3,493	16	22

	$9,798	$9,898	47	62

NOTES TO CHART C

(1)	BPE Segment SG&A expenses increased by approximately $112,000, or 2%, in fiscal 2010 compared to fiscal 2009, primarily due to approximately $236,000 of one-time, outside consulting costs, partially offset by a decrease in general and administrative costs and product and project development expenses.

On a percentage-of-revenues basis, BPE Segment SG&A expenses decreased by approximately 11% in fiscal 2010 compared to fiscal 2009, primarily due to the increase in revenues (see Chart A) without a corresponding proportional increase in expenses.

(2)	Real Estate Segment SG&A expenses decreased by approximately $124,000, or 18%, in fiscal 2010 compared to fiscal 2009, primarily due to a decrease in personnel-related costs, consulting fees and legal fees.

On a percentage-of-revenue basis, Real Estate Segment SG&A expenses decreased by approximately 4% in fiscal 2010 compared to fiscal 2009, primarily due to the decrease in expenses without a corresponding proportional decrease in revenues (see Chart A).

(3)	Parent SG&A expenses decreased by approximately $88,000, or 3%, in fiscal 2010 compared to fiscal 2009, primarily due to a decrease in legal fees of approximately $230,000 related to costs incurred in the prior year to settle an insurance claim and decreased SEC compliance costs, partially offset by an increase in fair value of deferred executive compensation plan liabilities of approximately $166,000.

On a percentage-of-revenues basis, Parent SG&A expenses decreased by approximately 6% in fiscal 2010 compared to fiscal 2009, due to the increase in revenues (see Chart A) and the decrease in expenses.

(LOSS) EARNINGS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES

Consolidated loss from continuing operations before income taxes was $3,839,447 in fiscal 2010 compared to $4,946,873 in fiscal 2009, a year-over-year improvement of $1,107,426, or 22%.

The figures in Chart D are net of intersegment eliminations.

CHART D

(LOSS) EARNINGS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES
SUMMARY BY SEGMENT
(Dollars in thousands)

	Years Ended		(Increase)
	April 30,		Decrease
	2010	2009	Amount

BPE(1)	$64	$(1,126)	$1,190
Real Estate(2)	(667)	(627)	(40)
Parent Company(3)	(3,236)	(3,194)	(42)

Total	$(3,839)	$(4,947)	$1,108

NOTES TO CHART D

(1)	BPE Segment earnings before income taxes of approximately $64,000 for fiscal 2010 represents earnings growth of approximately $1,190,000 compared to the same period in fiscal 2009, primarily due to the increase in revenues of approximately $4,980,000 (see Chart A), an increase in gross margin of approximately $1,240,000, and an increase in other income of approximately $68,000, partially offset by an increase in SG&A expenses of approximately $112,000 (see Chart C). The financial performance improvement of the BPE Segment is the result of improving business conditions combined with the containment of overhead costs.

(2)	Real Estate Segment loss before income taxes increased by approximately $40,000, or 6%, compared to the same period in fiscal 2009, primarily due to the decrease in revenues of approximately $65,000 (see Chart A), a decrease in gross margin of approximately $139,000, and a decrease in interest and other income of approximately $55,000, partially offset by the decrease in SG&A expenses of approximately $124,000 (see Chart C) and a decrease in interest expense of approximately $28,000.

(3)	Parent Company loss before income taxes increased by approximately $42,000, or 1%, compared to the same period in fiscal 2009, primarily due to one-time other income of approximately $285,000 recognized last year related to the settlement of an insurance claim, partially offset by higher other income in the current year related to the increase in fair value of deferred executive compensation plan assets of approximately $166,000 and a current year decrease in SG&A expense of approximately $88,000 (see Chart C).

INCOME TAX BENEFIT

The Company’s effective rate for income taxes, based upon estimated annual income tax rates, approximated 38.2% of loss from continuing operations before income taxes in fiscal 2010 and 33.8% in fiscal 2009.

INTEREST COSTS

Interest costs of $1,083,810 and $1,107,986 in fiscal years 2010 and 2009, respectively, were primarily related to mortgages on the Company’s income-producing properties. There was no capitalized interest in any of the years presented.

ACQUISITIONS

Fiscal 2010

There were no acquisitions in fiscal 2010.

Fiscal 2009

On June 6, 2008, Atlantic Lighting & Supply Co., LLC (“AL&S LLC”), an indirect wholly-owned subsidiary of the Company, acquired the business and substantially all of the assets and assumed certain operating liabilities of Atlantic Lighting & Supply Co., Inc. (the “Seller”) for a total consideration, including the assumption of certain operating liabilities, of approximately $1.5 million (excluding acquisition costs). The Seller was engaged in the business of distributing energy efficient lighting products to owners and operators of commercial buildings, and the Company is continuing to conduct this business. The acquisition was made pursuant to an asset purchase agreement dated June 6, 2008, between the Company, AL&S LLC, the Seller, and the shareholders of the Seller. The consideration consisted of 17,381 newly-issued shares of the Company’s common stock, with a fair value of $91,250, the payment of approximately $618,000 in cash to the Seller, the payment of approximately $165,000 in cash to satisfy outstanding debt to two (2) lenders of the Seller, and the assumption of certain operating liabilities of the Seller that totaled approximately $584,000. The amounts and types of the consideration were determined through negotiations among the parties.

DISCONTINUED OPERATIONS

Fiscal 2010

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

The Company’s federal and state tax liabilities on the disposition was approximately $0.4 million. These tax liabilities primarily resulted from the pre-tax gain of approximately $1.2 million on the disposition, partially offset by operating losses of the property during the current fiscal year. These tax liabilities were offset by the Company’s net operating loss carry-forwards for tax purposes. In accordance with GAAP, the disposition is recorded in discontinued operations in the accompanying consolidated statement of operations for the period ended April 30, 2010.

Fiscal 2009

There were no discontinued operations in fiscal 2009.

LIQUIDITY AND CAPITAL RESOURCES

Between April 30, 2009, and April 30, 2010, the Company’s cash decreased by a total of $2,897,485, or 60%. The Company’s working capital decreased by approximately $3,459,000, or 49%, between April 30, 2009, and April 30, 2010, which was largely the result of current year losses from continuing operations before depreciation, amortization and income taxes, as well as discretionary capital expenditures and scheduled regular debt service payments.

The following describes the changes in the Company’s cash from April 30, 2009, to April 30, 2010:

Operating activities used cash of approximately $2,139,000, primarily as a result of:

(a)	losses in fiscal 2010 from continuing operations before depreciation, amortization and income taxes of approximately $2,462,000;

(b)	an increase in net accounts receivable of approximately $1,341,000, primarily due to growth in BPE Segment activity, as well as the timing of billing and receipt of payments; and

(c)	an increase in cost and earnings in excess of billings of approximately $306,000;

partially offset by:

(d)	a net increase in trade accounts payable, accrued expenses, and other liabilities of approximately $1,781,000, primarily due to growth in BPE Segment activity, as well as the timing and submission of payments; and

(e)	a decrease in other current assets of approximately $60,000.

Investing activities used cash of approximately $922,000, primarily as a result of:

(a)	approximately $512,000 used for additions to intangible assets, primarily related to enhancements to the BPE Segment’s proprietary building productivity software solutions, and to purchase accounting software;

(b)	approximately $228,000 used for additions to income-producing properties related to building and tenant improvements; and

(c)	approximately $122,000 used for additions to property and equipment, primarily related to vehicle and computer hardware purchases.

Financing activities provided cash of approximately $237,000, primarily as a result of:

(a)	proceeds from long-term loans against the Company’s interest in the cash surrender value of certain life insurance policies of approximately $982,000;

partially offset by:

(b)	scheduled principal payments on real estate mortgage notes of approximately $343,000;

(c)	payment of the regular quarterly cash dividends to shareholders of approximately $185,000;

(d)	scheduled principal payments on other debt of $185,000; and

(e)	repurchases of shares of the Company’s common stock of approximately $31,000.

While the Company’s operations used approximately $1,071,000 of cash during the first quarter of fiscal 2010, the level of cash usage moderated in the second and third quarters, as operations only used approximately $189,000 of cash during those six (6) months. During the fourth quarter of fiscal 2010, operating activities used approximately $878,000 of cash, primarily due to a decrease in advance billings on large energy savings projects, as well as expenditures needed to service the revenue growth of the BPE Segment. The increase in BPE Segment orders during fiscal 2010 is expected to result in substantially higher revenues in fiscal 2011, and management believes that the BPE Segment will be able to generate positive cash flow from operations during the year as a result. However, management believes that a longer period of time will be required before the BPE Segment is able to generate sufficient sustained cash flow to fully fund the Company’s operations. The Company believes that it has sufficient capital resources on hand to operate its business in the ordinary course for the next twelve (12) months. The Company also currently believes that it has, or can obtain, sufficient capital resources to continue to operate its business in the ordinary course until the BPE Segment begins to generate sufficient cash flow to fund the Company’s operations, although there can be no assurance that this will be the case, particularly if the macro-economic conditions experienced during fiscal 2010 continue for an extended period of time, or worsen.

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

The Company historically has generated substantial liquidity from the periodic sales of real estate assets, and the proceeds from such sales often have then been redeployed to the BPE Segment of the Company. Most recently, during the first quarter of fiscal 2011, the Company successfully closed on the sale of its owned shopping center in Jacksonville, Florida, generating net cash proceeds of approximately $2 million and a pre-tax gain on the sale of approximately $120,000. As a cumulative result of the real estate assets sales over the last several years, the Company’s real estate portfolio now consists of only a few properties, and given recent declines in commercial real estate markets and asset valuations in the United States, the Company may be unable to sell any of its remaining real estate assets at acceptable prices, or at all, in the near future.

The Company in recent years has not utilized bank lines of credit for operating purposes and does not currently have in place any such line of credit. As of April 30, 2010, the Company has drawn $982,000 in loans against its interest in the cash surrender value of certain life insurance policies; however, there is currently minimal additional borrowing capacity left under such policies.

In the event that currently available cash, cash generated from operations, and cash generated from real estate sales were not sufficient to meet future operating cash requirements, the Company would need to sell additional real estate or other assets at potentially otherwise unacceptable prices, seek external debt financing or refinancing of existing debt, seek to raise funds through the issuance of equity securities, or limit growth or curtail operations to levels consistent with the constraints imposed by the available cash and cash flow, or any combination of these options. In addition, the development of the BPE Segment’s new Fifth Fuel Managementtm offering to its full potential will require the investment of additional capital, which the Company may seek to raise through outside sources or the sale of assets.

The Company’s ability to secure debt or equity financing or to sell real estate or other assets, whether for normal working capital and capital expenditure purposes or to fully develop the Fifth Fuel Managementtm offering, could be limited by economic and financial conditions at any time, but likely would be severely limited by credit, equity and real estate market conditions similar to those that have existed in recent years. Management cannot provide assurance that any reductions in planned expenditures or in operations would be sufficient to cover potential shortfalls in available cash, or that debt or equity financing or real estate or other asset sales would be available on terms acceptable to the Company, if at all, in which event the Company could deplete its capital resources before achieving sufficient cash flow to fund operations. Moreover, depending on the form of such additional capital, the equity interests of the Company’s existing shareholders could be diluted.

The Company has no material commitments for capital expenditures. However, the Company does expect that total capital spending in fiscal year 2011 will approximate $1,230,000, including BPE Segment expenditures of approximately $560,000 for proprietary BPE software solutions and approximately $240,000 for property and equipment, Real Estate Segment expenditures of approximately $250,000, and Parent Company expenditures of approximately $180,000. Other significant uses of cash are anticipated to be regularly scheduled principal repayments of the Real Estate Segment’s mortgage loans and the regular cash requirements of corporate headquarters. The Company’s uses of cash are not expected to change materially in the near future, with the exception of Real Estate Segment capital expenditures, which may increase if significant discretionary tenant improvements and lease commission payments are used for tenant leasing. This discretionary use of cash would be recovered during the terms of such new leases by the additional rental income generated as a result.

Mortgage Notes

As of April 30, 2010, the Company had three (3) mortgage notes on long-term real estate assets and two (2) other long-term debt obligations. In June 2010, the Company sold its owned shopping center located in Jacksonville, Florida, and the purchaser assumed the mortgage note obligation (see Note 20 “Subsequent Events” to the consolidated financial statements for more information). None of the mortgage notes contain any financial covenants, with the exception of a provision in one (1) of the owned shopping center mortgage loans that requires a Real Estate Segment subsidiary to maintain a net worth of at least $4 million; that subsidiary’s net worth was approximately $16.4 million as of April 30, 2010. None of the Company’s long-term debt obligations have any financial or non-financial covenants.

Secured Letter of Credit

In conjunction with terms of the mortgage on its owned office building, the Company is required to provide for potential future tenant improvement costs and lease commissions with additional collateral, in the form of a letter of credit in the amount of $300,000 from July 17, 2005, through July 16, 2008, and $450,000 from July 17, 2008, through August 1, 2012. The letter of credit is secured by a certificate of deposit, which is recorded on the accompanying balance sheet as a non-current other asset as of April 30, 2010, and April 30, 2009.

Repurchases of Common Stock

In March 2008, the Company’s Board of Directors authorized the repurchase of up to 50,000 shares of the Company’s common stock during the twelve-month period ending on March 5, 2009. In December 2008, the Board of Directors increased the authorization to repurchase the Company’s common stock to 100,000 shares during the twelve-month period ending on March 5, 2009. In February 2009, the Board of Directors authorized the repurchase of up to 100,000 shares of the Company’s common stock during the twelve-month period ending on March 5, 2010. In March 2010, the Board of Directors authorized the repurchase of up to 100,000 shares of the Company’s common stock during the twelve-month period ending on March 15, 2011. The Company repurchased 48,890 shares of its common stock in fiscal 2009 for a total cost of approximately $136,000, and the Company repurchased 16,981 shares of its common stock in fiscal 2010 for a total cost of approximately $31,000.

EFFECTS OF INFLATION ON REVENUES AND OPERATING PROFITS

The effects of inflation upon the Company’s operating results are varied. Inflation in recent years has been modest and has had minimal effect on the Company.

The BPE Segment generally engages in contracts of short duration with fixed prices, which typically would minimize any erosion of its profit margin due to inflation. The BPE Segment also has some contracts that are renewed on an annual basis. At the time of renewal, contract fees may be increased by either the year-over-year increase in the consumer price index, as stated in the contract, or upon customer approval. As inflation affects the Company’s costs, primarily personnel, the Company could seek a price increase for its contracts in order to protect its profit margin.

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

CRITICAL ACCOUNTING POLICIES

A critical accounting policy is one that is both important to the portrayal of the Company’s financial position and results of operations, and requires the Company to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying consolidated financial statements and related notes. In preparing these financial statements, the Company has made its best estimates and used its best judgments regarding certain amounts included in the financial statements, giving due consideration to materiality. The application of these accounting policies involves the exercise of judgment and the use of assumptions regarding future uncertainties, and as a result, actual results could differ from those estimates. Management believes that the Company’s critical accounting policies include:

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

Energy management services are accounted for separately and are recognized as the services are rendered. Revenues derived from sales of proprietary building productivity software solutions (other than ASP solutions) and sales of hardware products are recognized when the respective software solutions and hardware products are sold.

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

The Company has determined that the lowest level of identifiable cash flows for long-lived assets in its Real Estate Segment is at each of the individual income-producing properties. Each of these income-producing properties operates independent of one another, and financial information for these properties is recorded on an individual property basis. When there are indicators of impairment, the recoverability of long-lived assets is measured by a comparison of the carrying amount of the asset against the future net undiscounted cash flows expected to be generated by the asset. The Company estimates future undiscounted cash flows of the Real Estate Segment using assumptions regarding occupancy, counter-party creditworthiness, costs of leasing including tenant improvements and leasing commissions, rental rates and expenses of the property, as well as the expected holding period and cash to be received from disposition. The Company has considered all of these factors in its undiscounted cash flows.

The BPE Segment has long-lived assets that consist primarily of capitalized software costs, classified as intangible assets, net on the balance sheet, as well as a portion of the property and equipment on the balance sheet. Software development costs are accounted for as required for software in a Web hosting arrangement. Software development costs that are incurred in a preliminary project stage are expensed as incurred. Costs that are incurred during the application development stage are capitalized and reported at the lower of unamortized cost or net realizable value. Capitalization ceases when the computer software development project, including testing of the computer software, is substantially complete and the software product is ready for its intended use. Capitalized costs are amortized on a straight-line basis over the estimated economic life of the product.

Events or circumstances which would trigger an impairment analysis of these long-lived assets include:

•	A change in the estimated remaining useful life of the asset;

•	A change in the manner in which the asset is used in the income-generating business of the Company; or

•	A current-period operating or cash flow loss combined with a history of operating or cash flow losses, or a projection or forecast that demonstrates continuing losses associated with the use of a long-lived asset.

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

The Company performed the annual impairment analysis of goodwill and indefinite-lived intangible assets for the BPE Segment in the quarter ended January 31, 2010. The annual analysis resulted in a determination of no impairment in fiscal 2010. As of April 30, 2010, the Company does not believe that any of its goodwill or other intangible assets are impaired.

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

In the application of the income approach, financial projections were developed for use in the discounted cash flow calculations. Significant assumptions included revenue growth rates; margin rates; SG&A costs; and working capital and capital expenditure requirements over a period of ten (10) years. Revenue growth rate and margin rate assumptions were developed using historical Company data, current backlog, specific customer commitments, status of outstanding customer proposals, and future economic and market conditions expected. Consideration was then given to the estimated SG&A costs, working capital, and capital expenditures required to deliver the revenue and margin determined. The other significant assumption used with the income approach was the assumed rate at which to discount the cash flows. The rate was determined by utilizing the weighted average cost of capital method.

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

The comparable companies selected for the market approach were similar to the BPE Segment in terms of business description and markets served. As such, the Company believes a market participant is likely to consider the market approach in determining the fair value of the BPE Segment. In addition, the Company believes a market participant will consider the cash flow generating capacity of the BPE Segment using an income approach. Both the market and income approaches provide meaningful indications of the fair value of the BPE Segment. The outcomes of the income approach and the market approach were weighted 70% and 30%, respectively, with the resulting fair value compared to the carrying value of the BPE Segment.

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

The Company periodically reviews its deferred tax assets (“DTA”) to assess whether it is more likely than not that a tax asset will not be realized. The realization of a DTA ultimately depends on the existence of sufficient taxable income. A valuation allowance is established against a DTA if there is not sufficient evidence that it will be realized. The Company weighs all available evidence in order to determine whether it is more likely than not that a DTA will be realized in a future period. The Company considers general economic conditions, market and industry conditions, as well as internal Company specific conditions, trends, management plans, and other data in making this determination.

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

The valuation allowance currently recorded against the DTA for state NOL carryforwards was recorded for certain separate return limitation years. These were years that the separate legal entities generated tax losses prior to the filing of a consolidated tax return. In order for these losses to be utilized in the future, the legal entity which generated the losses must generate the taxable income to offset it. The allowance was recorded as management determined that it was not more likely than not that these losses would be utilized prior to expiration.

The Company will have to generate $8.1 million of taxable income in future years to realize the federal NOL carryforwards and an additional $23.3 million of taxable income in future years to realize the state NOL carryforwards. These amounts of taxable income would allow for the reversal of the $3.9 million DTA related to NOL carryforwards. There is a long carryforward period remaining for the NOL carryforwards. The oldest federal NOL carryforwards will expire in the April 30, 2024, tax-year, and the most recent federal NOL carryforwards will expire in the April 30, 2028, tax-year. The significant state NOL carryforwards will also expire between the April 30, 2024, and April 30, 2028, tax years. The Company has no material permanent book/tax differences.

The Company has no material uncertain tax position obligations. The Company’s policy is to record interest and penalties as a component of income tax expense (benefit) in the consolidated statement of operations.

Discontinued Operations

The gains and losses from the disposition of certain income-producing real estate assets, and associated liabilities, operating results, and cash flows are reflected as discontinued operations in the consolidated financial statements for all periods presented. Although net earnings are not affected, the Company has reclassified results that were previously included in continuing operations as discontinued operations for qualifying dispositions.

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued guidance now codified as FASB Accounting Standards Codification (“ASC”) topic 105-10, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (“ASC 105-10” or the “Codification”), which became effective for interim and annual periods ending after September 15, 2009. Other than resolving certain minor inconsistencies in current U.S. GAAP, the Codification does not change GAAP, but rather is intended to make it easier to find and research GAAP applicable to particular transactions or specific accounting issues. The Codification organizes previous accounting pronouncements into approximately 90 accounting topics and is now considered to be the single source of authoritative U.S. GAAP. The Company adopted ASC 105-10 in the second quarter of fiscal 2010. Adoption had no impact on the determination or reporting of the Company’s financial results. All references to specific authoritative guidance have been updated within this report to reflect the new Accounting Standards Codification structure.

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

In April 2009, the FASB issued new guidance now codified within FASB ASC topic 825, Financial Instruments (“ASC 825”). Following this new guidance, ASC 825 requires disclosure about the fair value of financial instruments for publicly traded companies in interim reporting periods, as well as in annual reporting periods. The Company adopted the new provisions of ASC 825 in the first quarter of fiscal 2010. See Note 10 “Fair Value of Financial Instruments” to the consolidated financial statements for fair value disclosure of the Company’s financial instruments.

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

Certain statements contained or incorporated by reference in this Annual Report on Form 10-K, including without limitation, statements containing the words “believes,” “anticipates,” “estimates,” “expects,” “plans,” “projects,” “forecasts,” and words of similar import, are forward-looking statements within the meaning of the federal securities laws. Forward-looking statements in this report include, without limitation: the Company’s expected continuing strengthening of orders and achievement of positive EBITDA for its BPE Segment; trends in the BPE Segment’s government business and private sector business; the Company’s expectations of generating additional recurring revenues as a result of the BPE Segment’s new Fifth Fuel Managementtm offering; and the expected timing of the recognition as revenue of current backlog. Such forward-looking statements involve known and unknown risks, uncertainties, and other matters which may cause the actual past results, performance, or achievements of the Company to be materially different from any future results, performance, or uncertainties expressed or implied by such forward-looking statements.

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

The Company is also at risk for many other matters beyond its control, including, but not limited to: the potential loss of significant customers; the Company’s future ability to sell or refinance its real estate; the possibility of not achieving projected revenues from existing backlog or not realizing earnings from such revenues; the cost and availability of insurance; the ability of the Company to attract and retain key personnel; weather conditions; changes in laws and regulations, including changes in GAAP and regulatory requirements of the SEC and the NASDAQ stock market; overall vacancy rates in the markets where the Company leases retail and office space; overall capital spending trends in the economy; the timing and amount of earnings recognition related to the possible sale of real estate properties held for sale; delays in or cancellations of customers’ orders; inflation; the level and volatility of energy and gasoline prices; the level and volatility of interest rates; the failure of a subcontractor to perform; the deterioration in the financial stability of an anchor tenant, significant customer, or subcontractor; and the possible impact, if any, on earnings due to the ultimate disposition of legal proceedings in which the Company may be involved.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of April 30, 2010. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on its assessment, management believes that, as of April 30, 2010, the Company’s internal control over financial reporting was effective based on those criteria.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Servidyne, Inc.
Atlanta, Georgia

We have audited the accompanying consolidated balance sheets of Servidyne, Inc. and subsidiaries (the “Company”) as of April 30, 2010 and 2009, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the two years in the period ended April 30, 2010. Our audits also included the financial statement schedule listed in the Index at Item 15. These consolidated financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Servidyne, Inc. and subsidiaries as of April 30, 2010 and 2009, and the results of their operations and their cash flows for each of the two years in the period ended April 30, 2010, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

Atlanta, Georgia
July 28, 2010

SERVIDYNE, INC.

CONSOLIDATED BALANCE SHEETS

	April 30,
	2010	2009

ASSETS
CURRENT ASSETS:
Cash and cash equivalents (Note 2)	$1,923,641	$4,821,126
Receivables:
Trade accounts and notes, net of allowance for doubtful accounts of $94,039 and $121,463, respectively	1,045,477	1,277,508
Contracts, net of allowance for doubtful accounts of $22,530 and $4,294, respectively, including retained amounts of $675,281 and $219,385, respectively	3,337,177	1,764,327
Costs and earnings in excess of billings (Note 5)	715,129	408,950
Assets of discontinued operations (Note 4)	—	314,906
Deferred income taxes (Note 11)	451,875	529,708
Other current assets (Note 2)	1,293,609	1,485,599

Total current assets	8,766,908	10,602,124
INCOME-PRODUCING PROPERTIES, net (Note 6)	17,382,252	17,630,790
PROPERTY AND EQUIPMENT, net (Note 7)	682,445	797,556
ASSETS OF DISCONTINUED OPERATIONS (Note 4)	—	1,909,434
OTHER ASSETS:
Real estate held for future development or sale	853,109	853,109
Intangible assets, net (Note 17)	2,810,417	2,832,286
Goodwill (Note 17)	6,354,002	6,354,002
Other assets (Note 2)	2,983,886	2,665,355

Total assets	$39,833,019	$43,644,656

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Trade and subcontractors payables	$2,483,996	$851,633
Accrued expenses	1,633,731	1,388,229
Deferred revenue	507,383	601,347
Billings in excess of costs and earnings (Note 5)	53,100	28,215
Liabilities of discontinued operations (Note 4)	—	175,541
Short-term debt and current maturities of long-term debt	516,823	526,287

Total current liabilities	5,195,033	3,571,252
DEFERRED INCOME TAXES (Note 11)	1,253,373	2,246,919
LIABILITIES OF DISCONTINUED OPERATIONS (Note 4)	—	3,370,826
OTHER LIABILITIES	1,039,633	824,877
MORTGAGE NOTES PAYABLE, less current maturities (Note 8)	14,723,501	15,092,252
OTHER LONG-TERM DEBT, less current maturities (Note 9)	1,832,000	1,000,000

Total liabilities	24,043,540	26,106,126

COMMITMENTS AND CONTINGENCIES (Note 18)
SHAREHOLDERS’ EQUITY:
Common stock, $1 par value; 10,000,000 shares authorized; 3,919,773 issued and 3,676,383 outstanding at April 30, 2010; 3,917,778 issued and 3,691,369 outstanding at April 30, 2009	3,919,773	3,917,778
Additional paid-in capital	6,206,521	6,026,101
Retained earnings	6,669,330	8,569,451
Treasury stock (common shares) of 243,390 and 226,409, respectively	(1,006,145)	(974,800)

Total shareholders’ equity	15,789,479	17,538,530

Total liabilities and shareholders’ equity	$39,833,019	$43,644,656

See accompanying notes to consolidated financial statements.

SERVIDYNE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended April 30,
	2010	2009

REVENUES:
Building Performance Efficiency (“BPE”)	$18,171,536	$13,192,310
Real Estate	2,727,565	2,791,571

	20,899,101	15,983,881

COST OF REVENUES:
BPE	12,300,803	8,562,024
Real Estate	1,862,609	1,787,236

	14,163,412	10,349,260

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:	9,797,862	9,898,010

OTHER (INCOME) AND EXPENSES:
Other income (Note 2)	(294,029)	(317,322)
Interest income	(12,507)	(107,180)
Interest expense	1,083,810	1,107,986

	777,274	683,484

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(3,839,447)	(4,946,873)
INCOME TAX EXPENSE (BENEFIT) (Note 11):
Current	13,309	—
Deferred	(1,479,522)	(1,671,004)

	(1,466,213)	(1,671,004)

LOSS FROM CONTINUING OPERATIONS	(2,373,234)	(3,275,869)

DISCONTINUED OPERATIONS (Note 4):
Loss from discontinued operations, adjusted for applicable income tax benefit of $50,649 and $896,531, respectively	(82,638)	(1,311,581)
Gain on disposition of income-producing properties, adjusted for applicable income tax expense of $447,808 and $0, respectively	740,831	—

EARNINGS (LOSS) FROM DISCONTINUED OPERATIONS	658,193	(1,311,581)

NET LOSS	$(1,715,041)	$(4,587,450)

NET EARNINGS (LOSS) PER SHARE (Note 14):
From continuing operations — basic and diluted	$(0.64)	$(0.88)
From discontinued operations — basic and diluted	.18	(.35)

NET LOSS PER SHARE — BASIC AND DILUTED	$(0.46)	$(1.23)

See accompanying notes to consolidated financial statements.

SERVIDYNE, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

			Additional
	Common Stock		Paid-in	Retained	Treasury
	Shares	Amount	Capital	Earnings	Stock	Total

BALANCES at April 30, 2008	3,708,836	$3,708,836	$5,045,100	$14,511,159	$(798,717)	$22,466,378

Net loss	—	—	—	(4,587,450)	—	(4,587,450)
Stock compensation expense	—	—	205,118	—	—	205,118
Common stock acquired	—	—	—	—	(135,507)	(135,507)
Common stock issued	22,781	22,781	68,469	—	—	91,250
Cash dividends declared — $0.134 per share (adjusted for stock dividend)	—	—	—	(501,259)	—	(501,259)
Stock dividend declared — 5% at market value on date declared	186,161	186,161	707,414	(852,999)	(40,576)	—

BALANCES at April 30, 2009	3,917,778	$3,917,778	$6,026,101	$8,569,451	$(974,800)	$17,538,530

Net loss	—	—	—	(1,715,041)	—	(1,715,041)
Stock compensation expense	—	—	182,415	—	—	182,415
Common stock acquired	—	—	—	—	(31,345)	(31,345)
Common stock issued	1,995	1,995	(1,995)	—	—	—
Cash dividends declared — $0.047 per share	—	—	—	(185,080)	—	(185,080)

BALANCES at April 30, 2010	3,919,773	$3,919,773	$6,206,521	$6,669,330	$(1,006,145)	$15,789,479

See accompanying notes to consolidated financial statements.

SERVIDYNE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended
	2010	2009

Cash flows from operating activities:
Net loss	$(1,715,041)	$(4,587,450)
Adjustments to reconcile net loss to net cash used in operating activities:
(Earnings) loss from discontinued operations, net of tax	(658,193)	1,311,581
Loss on disposal of assets	1,378	9,683
Depreciation and amortization	1,377,176	1,453,882
Amortization of mortgage discount	—	(20,000)
Deferred tax benefit	(1,505,595)	(1,714,488)
Stock compensation expense	182,415	205,118
Adjustment to cash surrender value of life insurance	(62,442)	(66,633)
Straight-line rent	22,606	(28,778)
Provision for doubtful accounts, net	(9,188)	4,878
Changes in assets and liabilities:
Receivables	(1,331,631)	667,583
Costs and earnings in excess of billings	(306,179)	(133,196)
Other current and long-term assets	59,684	(327,463)
Trade and subcontractors payable	1,632,363	(137,777)
Accrued expenses and deferred revenue	151,538	(24,873)
Accrued incentive compensation	—	(494,000)
Billings in excess of costs and earnings	24,885	(34,344)
Other liabilities	(2,900)	(14,674)

Net cash used in operating activities	(2,139,124)	(3,930,951)

Cash flows from investing activities:
Acquisition, net of cash acquired	—	(902,657)
Premiums paid on officers’ life insurance policies	(61,464)	(56,000)
Release of restricted cash held in escrow	—	3,470,700
Purchase of held to maturity investments	—	(150,000)
Additions to income-producing properties	(228,006)	(189,831)
Additions to property and equipment	(122,308)	(166,166)
Additions to intangible assets	(511,992)	(358,160)
Proceeds from sale of property and equipment	2,000	—

Net cash (used in) provided by investing activities	(921,770)	1,647,886

Cash flows from financing activities:
Long-term loan proceeds	982,000	—
Mortgage repayments	(343,215)	(321,091)
Debt repayments	(185,000)	(280,875)
Repurchase of common stock	(31,345)	(135,507)
Cash dividends paid to shareholders	(185,080)	(501,259)

Net cash provided by (used in) financing activities	237,360	(1,238,732)

DISCONTINUED OPERATIONS:
Operating activities	(13,319)	100,555
Investing activities	(1,021)	(109,538)
Financing activities	(59,611)	(31,041)

Net cash (used in) provided by discontinued operations	(73,951)	(40,024)

Net decrease in cash and cash equivalents	(2,897,485)	(3,561,821)
Cash at beginning of period	4,821,126	8,382,947

Cash at end of period	$1,923,641	$4,821,126

Supplemental disclosure of non-cash investing and financing activities:
Issuance of Common Stock under 2000 Stock Award Plan	$4,434	$24,792
Supplemental schedule of cash flow information:
Cash paid during the year for interest	$1,094,304	$1,303,887
Cash paid during the year for income taxes, net	$—	$—

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
For the Years Ended April 30, 2010, and April 30, 2009

1.	ORGANIZATION AND BUSINESS

Servidyne, Inc. (together with its subsidiaries, the “Company”) was organized under Delaware law in 1960. In 1984, the Company changed its state of incorporation from Delaware to Georgia. The Company’s Building Performance Efficiency (“BPE”) Segment provides comprehensive energy efficiency and demand response solutions, sustainability programs, and other building performance-enhancing products and services to owners and operators of existing buildings, energy services companies, and public and investor-owned utilities. The Company’s Real Estate Segment engages in the asset management of its portfolio of commercial real estate income-producing properties and undeveloped land.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(A)	Principles of consolidation and basis of presentation

The consolidated financial statements include the accounts of Servidyne, Inc., and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

The Company has made reclassifications related to certain income-producing properties that have been sold in accordance with the guidance now codified as FASB ASC 360-35, Property, Plant and Equipment (“ASC 360-35”). In addition, the Company has made certain reclassifications in the prior year to conform with the current year presentation.

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

Energy management services are accounted for separately and are recognized as the services are rendered. Revenues derived from sales of proprietary building productivity software solutions (other than ASP solutions) and sales of hardware products are recognized when the respective software solutions and hardware products are sold.

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

SERVIDYNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

(D)	Cash and cash equivalents and short-term investments

Cash and cash equivalents include money market funds and other highly liquid financial instruments. The Company considers all highly liquid financial instruments with maturities of three (3) months or less to be cash equivalents. The Company considers financial instruments with maturities of three (3) months to one (1) year to be short-term investments. The Company has classified all short-term investments as “held to maturity.” As of April 30, 2010, and April 30, 2009, the Company had an investment in a certificate of deposit, which is included in long-term other assets, that secures a letter of credit on a mortgage note payable that matures in August 2012.

SERVIDYNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(E)	Real estate held for future development or sale

Real estate held for future development or sale is carried at the lower of historical cost or fair value less estimated costs to sell.

(F)	Deferred loan costs

Costs incurred to obtain loans have been deferred and are being amortized over the terms of the respective loans.

(G)	Long-lived assets: income-producing properties, capitalized software, and property and equipment

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

SERVIDYNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

During the fourth quarter of fiscal 2009, the anchor tenant of the Company’s owned office building in Newnan, Georgia, defaulted on its lease obligations and subsequently vacated its leased space. Given this event, the Company revised the estimated future undiscounted cash flows expected to be generated by the property and determined that the carrying amount of the related long-lived assets was not recoverable. Accordingly, the Company performed a fair value analysis of the property, determined that its fair market value was less than its current book value, and therefore recorded an impairment loss of approximately $2,007,000 in the fourth quarter of fiscal 2009. The estimated fair value of the Newnan office building at April 30, 2009, was approximately $1,761,000. This determination was based on a number of factors, including a discounted cash flow analysis, quoted prices for similar assets, and management’s judgment. On January 29, 2010, the Real Estate Segment transferred its approximately $2.0 million interest in the property and related assets to the note holder, which satisfied in full the Company’s liability for the approximately $3.2 million remaining balance on the property’s non-recourse mortgage loan. Correspondingly, the Company recognized a pre-tax gain of approximately $1.2 million in the third quarter of fiscal 2010 as a result of the elimination of the balance of the indebtedness on the property. See Note 4 “Discontinued Operations” for further information.

The BPE Segment has long-lived assets that primarily consist of capitalized software costs, classified as intangible assets, net on the balance sheet, as well as a portion of the property and equipment on the balance sheet. Software development costs are accounted for as required for software in a Web hosting arrangement. Software development costs that are incurred in a preliminary project stage are expensed as incurred. Costs that are incurred during the application development stage are capitalized and reported at the lower of unamortized cost or net realizable value. Capitalization ceases when the computer software development project, including testing of the computer software, is substantially complete and the software product is ready for its intended use. Capitalized costs are amortized on a straight-line basis over the estimated economic life of the product.

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

Long-lived assets in the BPE Segment are grouped together for purposes of impairment analysis, as assets and liabilities of the BPE Segment are not independent of one another. Annually at the end of the fiscal third quarter, unless events or circumstances occur in the interim, as discussed above, the Company reviews its BPE Segment’s long-lived assets for impairment. Future undiscounted cash flows of the segment, as measured in its goodwill impairment analysis, are used to determine whether impairment of long-lived assets exists in the BPE Segment.

SERVIDYNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(H)	Goodwill and other intangible assets

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

The Company performed the annual impairment analysis of goodwill and indefinite-lived intangible assets for the BPE Segment in the quarter ended January 31, 2010. The annual analysis resulted in a determination of no impairment in fiscal 2010. As of April 30, 2010, the Company does not believe that any of its goodwill or other intangible assets are impaired.

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

In the application of the income approach, financial projections were developed for use in the discounted cash flow calculations. Significant assumptions included revenue growth rates, margin rates, SG&A costs, and working capital and capital expenditure requirements over a period of ten (10) years. Revenue growth rate and margin rate assumptions were developed using historical Company data, current backlog, specific customer commitments, status of outstanding customer proposals, and future economic and market conditions expected. Consideration was then given to the estimated SG&A costs, working capital, and capital expenditures required to deliver the revenue

SERVIDYNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and margin determined. The other significant assumption used with the income approach was the assumed rate at which to discount the cash flows. The rate was determined by utilizing the weighted average cost of capital method.

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

The comparable companies selected for the market approach were similar to the BPE Segment in terms of business description and markets served. As such, the Company believes a market participant is likely to consider the market approach in determining the fair value of the BPE Segment. In addition, the Company believes a market participant will consider the cash flow generating capacity of the BPE Segment using an income approach. Both the market and income approaches provide meaningful indications of the fair value to the BPE Segment. The outcomes of the income approach and the market approach were weighted 70% and 30%, respectively, with the resulting fair value compared to the carrying value of the BPE Segment.

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

(J)	Derivative instruments and hedging activities

Derivative instruments are recognized in the balance sheet at fair value, and changes in the fair value of such instruments are recognized currently in earnings, unless specific hedge accounting criteria are met. In the years ended April 30, 2010, and April 30, 2009, the Company had no derivative instruments or hedging activities.

SERVIDYNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(K)	Discontinued operations

The gains and losses from the disposition of certain income-producing real estate assets, and associated liabilities, operating results, and cash flows are reflected as discontinued operations in the consolidated financial statements for all periods presented. Although net earnings are not affected, the Company has reclassified results that were previously included in continuing operations as discontinued operations for qualifying dispositions.

(L)	Other current assets

Other current assets consisted of the following as of April 30, 2010, and April 30, 2009:

	2010	2009

Inventory	$537,624	$654,443
Prepaid software consulting	—	132,731
Prepaid real estate taxes	48,928	65,685
Deferred costs	31,248	92,210
Prepaid insurance	75,751	119,849
Prepaid rent	35,783	48,905
Deposits	44,400	44,400
Prepaid consulting fees	25,000	25,000
Unbilled engineering revenue	170,520	112,690
Other receivables	117,660	11,798
Other	206,695	177,888

	$1,293,609	$1,485,599

(M)	Other assets

Other assets consisted of the following as of April 30, 2010, and April 30, 2009:

	2010	2009

Cash surrender value of life insurance	$1,447,224	$1,323,318
Deferred executive compensation	947,023	733,378
Certificate of deposit	450,000	450,000
Straight-line rent	117,757	140,362
Notes receivable	9,000	9,250
Other	12,882	9,047

	$2,983,886	$2,665,355

(N)	Other income

Other income for the year ended April 30, 2010, included changes in the fair value of deferred executive compensation plan assets of approximately $174,000. Other income for the year ended April 30, 2009, included $285,000 related to a January 30, 2009, settlement of an insurance claim.

(O)	Recent accounting pronouncements

In June 2009, the FASB issued guidance now codified as FASB ASC topic 105-10, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (“ASC 105-10” or the “Codification”), which became effective for interim and annual periods ending after September 15, 2009. Other than

SERVIDYNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

In April 2009, the FASB issued new guidance now codified within FASB ASC topic 825, Financial Instruments (“ASC 825”). Following this new guidance, ASC 825 requires disclosure about the fair value of financial instruments for publicly traded companies in interim reporting periods, as well as in annual reporting periods. The Company adopted the new provisions of ASC 825 in the first quarter of fiscal 2010. See Note 10 “Fair Value of Financial Instruments” for fair value disclosure of the Company’s financial instruments.

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

For the years ended April 30, 2010, and April 30, 2009, the Company’s net loss included $182,415 and $205,118, respectively, of total equity-based compensation expenses, and $69,319 and $78,265, respectively, of related income tax benefits. All of these expenses are included in selling, general and administrative expenses in the

SERVIDYNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

consolidated statements of operations. At April 30, 2010, there were total unrecognized equity-based compensation expenses of $341,201 that are expected to be recognized over a weighted average period of approximately 1.9 years.

Stock options

A summary of stock options activity for the fiscal years ended April 30 is as follows:

	2010		2009
		Weighted		Weighted
	Options to	Average	Options to	Average
	Purchase	Exercise	Purchase	Exercise
	Shares	Price	Shares	Price

Outstanding at beginning of year	482,486	$4.46	483,536	$4.45
Granted	—	—	10,500	5.24
Forfeited	—	—	(11,550)	4.59
Expired	—	—	—	—
Exercised	—	—	—	—

Outstanding at end of year	482,486	$4.46	482,486	$4.46

Vested at end of year	471,986	$4.44	471,986	$4.44

Non-vested at end of year, that are expected to vest	10,500	$5.24	10,500	$5.24

Stock options typically vest over a period of two (2) years. The maximum contractual term of the stock options is ten (10) years. As of April 30, 2010, and April 30, 2009, 98% of the outstanding stock options were exercisable, but none were “in the money.”

A summary of information about all stock options outstanding as of April 30, 2010, is as follows:

		Weighted
		Average
	Number of	Remaining
	Outstanding	Contractual
Exercise Price	Options	Term (Years)

$4.42	415,629	2.53
$4.59	55,440	4.90
$5.19	917	4.13
$5.24	10,500	3.12

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

SERVIDYNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

There were no stock options granted in fiscal 2010.

Compensation expenses related to the vesting of options for fiscal years 2010 and 2009 were $3,867 and $22,900, respectively, and the related income tax benefits were $1,470 and $9,023, respectively.

Stock appreciation rights

A summary of SARs activity for the fiscal years ended April 30 is as follows:

	2010		2009
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	SARs	Price	SARs	Price

Outstanding at beginning of year	565,350	$4.37	411,600	$4.26
Granted	381,500	3.11	184,000	4.57
Exercised	—	—	—	—
Forfeited	(19,425)	4.62	(30,250)	3.98

Outstanding at end of year	927,425	$3.85	565,350	$4.37

Vested at end of year	88,200	$3.88	—	$—

Non-vested at end of year, that are expected to vest	589,305	$3.91	405,299	$4.26

All SARs have a five-year vesting period. Typically, thirty percent (30%) of the SARs will vest on the third (3rd) year anniversary of the date of grant, thirty percent (30%) will vest on the fourth (4th) year anniversary of the date of grant, and forty percent (40%) will vest on the fifth (5th) year anniversary of the date of grant. All SARs have early vesting provisions by which one hundred percent (100%) of the SARs would vest immediately (1) on the date of a change in control of the Company; or (2) if the Company’s stock price were to close at or above a certain price for ten (10) consecutive trading days. For SARs granted prior to the stock dividend that occurred in the first quarter of fiscal 2009, the triggering price for early vesting is $19.05 per share. For SARs granted subsequent to the stock dividend that occurred in the first quarter of fiscal 2009, the triggering price for early vesting for SARs issued under the 2000 Award Plan is $20.00 per share, and the triggering price for early vesting for SARs not issued under the 2000 Award Plan is $19.05 per share. The maximum contractual term of all SARs is ten (10) years. As of April 30, 2010, none of the outstanding SARs, vested or non-vested, were “in the money.”

A summary of information about SARs outstanding as of April 30, 2010, is as follows:

			Weighted Average
	Outstanding	Vested	Remaining Contractual
Exercise Price	SARs	SARs	Term (Years)

$3.94	180,495	54,810	6.16
$3.79	109,830	33,390	6.61
$4.19	10,500	0	7.12
$6.19	33,600	0	7.42
$5.00	52,500	0	7.99
$4.76	136,500	0	8.13
$4.00	22,500	0	8.39
$2.30	30,000	0	9.11
$4.00	200,000	0	9.55
$2.12	20,000	0	9.61
$2.09	131,500	0	9.90

SERVIDYNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The fair value of the SARs granted during the fiscal years ended April 30 was estimated on the respective grant dates using the following weighted average assumptions in the Black-Scholes option-pricing model:

	2010	2009

Expected life (years)	5	5
Dividend yield	3.82%	2.59%
Expected stock price volatility	55.88%	37.25%
Risk-free interest rate	2.38%	3.45%
Fair value of SARs granted	$0.40	$0.91

Compensation expenses related to the vesting of SARs for fiscal years 2010 and 2009 were $169,721 and $164,315, respectively, and related income tax benefits were $64,495 and $62,439, respectively.

Shares of restricted stock

Periodically, the Company has awarded shares of restricted stock to employees, non-employee directors and certain outside service providers. The awards are recorded at fair market value on the date of grant and typically vest over a period of one (1) year. As of April 30, 2010, there were unrecognized compensation expenses totaling $3,838 related to grants of shares of restricted stock, which the Company expects to be recognized over the ensuing year.

Compensation expenses related to the vesting of shares of restricted stock for fiscal years 2010 and 2009 were $8,827 and $17,903, respectively, and related income tax benefits were $3,354 and $6,803, respectively.

A summary of restricted stock activity for the fiscal years ended April 30 is as follows:

	2010		2009
		Weighted		Weighted
	Number of	Average	Number of	Average
	Shares of	Fair Value	Shares of	Fair Value
	Restricted	per Share	Restricted	per Share
	Stock	on Grant Date	Stock	on Grant Date

Non-vested restricted stock at beginning of year	5,295	$4.77	1,785	$4.27
Granted	2,600	2.11	5,800	4.72
Forfeited	(500)	2.12	(505)	4.21
Vested	(4,245)	4.55	(1,785)	4.23

Non-vested restricted stock at end of year	3,150	$2.99	5,295	$4.77

4.	DISCONTINUED OPERATIONS

The Company is in the business of creating long-term value by periodically realizing gains through the sale of real estate assets, and then redeploying its capital by reinvesting the proceeds from such sales in new real estate assets or other segments of the Company. The gains and losses from the disposition of certain income-producing real estate assets, and associated liabilities, operating results, and cash flows are reflected as discontinued operations in the consolidated financial statements for all periods presented. Although net earnings are not affected, the Company has reclassified results that were previously included in continuing operations as discontinued operations for qualifying dispositions.

SERVIDYNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company classifies an asset as held for sale when the asset is under a binding sales contract with minimal contingencies, and the buyer is materially at risk if the buyer fails to complete the transaction. However, each potential transaction is evaluated based on its separate facts and circumstances. Pursuant to this standard, as of April 30, 2010, and April 30, 2009, the Company had no income-producing assets that were classified as held for sale.

Interest expense specifically related to mortgage debt on income-producing properties that have been sold or otherwise disposed is allocated to the results of discontinued operations. The Company has elected not to allocate to discontinued operations other consolidated interest that is not directly attributable to the sold properties or related to other operations of the Company.

During the fourth quarter of fiscal 2009, the anchor tenant of the Real Estate Segment’s owned office building in Newnan, Georgia, defaulted on its lease obligations, and subsequently vacated its leased space during the first quarter of fiscal 2010. Accordingly, management did not anticipate that this tenant would make any additional lease payments. Given this event, management determined that the building’s fair market value was less than its book value at that time, and therefore the Real Estate Segment recorded an impairment loss of approximately $2,007,000 in the fourth quarter of fiscal 2009. Additionally, given this event, the segment also recorded an impairment loss of approximately $151,000 in the fourth quarter of fiscal 2009 to write off the remaining net book value of the anchor tenant’s capitalized lease cost, which was initially recorded as an intangible asset when the owned office building was acquired by the segment in fiscal 2007.

On January 29, 2010, the Real Estate Segment transferred its approximately $2.0 million interest in the property and related assets to the note holder, which satisfied in full the Company’s liability for the approximately $3.2 million remaining balance on the property’s non-recourse mortgage loan. Correspondingly, the Company recognized a pre-tax gain of approximately $1.2 million in the third quarter of fiscal 2010 as a result of the elimination of the balance of the indebtedness on the property. As a result of this transaction, the Company’s financial statements have been prepared with the results of operations and cash flows of this disposed property shown as discontinued operations. All historical statements have been restated in accordance with GAAP. Summarized financial information for discontinued operations for the fiscal years ended April 30 is as follows:

	2010	2009

REAL ESTATE SEGMENT
Rental revenues	$50,572	$247,572
Rental property operating expenses, including depreciation	183,859	297,011
Loss on impairment of income-producing property	—	2,158,673

Operating loss from discontinued operations	(133,287)	(2,208,112)
Income tax benefit	50,649	896,531

Operating loss from discontinued operations, net of tax	(82,638)	(1,311,581)

Gain on disposition of income-producing properties	1,188,639	—
Income tax expense	(447,808)	—

Gain on disposition of income-producing properties, net of tax	740,831	—

Earnings (loss) from discontinued operations, net of tax	$658,193	$(1,311,581)

SERVIDYNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Balances at
	April 30,	April 30,
	2010	2009

Assets of discontinued operations
Accounts receivable	$—	$91,069
Deferred income taxes	—	49,715
Other current assets	—	174,122

Total current	—	314,906
Income-producing properties	—	1,760,585
Intangible assets	—	78,310
Other assets	—	70,539

Total non-current	—	1,909,434

Total assets of discontinued operations	$—	$2,224,340

Liabilities of discontinued operations
Accrued expenses	$—	$27,916
Deferred Revenue	—	107,054
Current maturities of mortgage notes and long-term debt payable	—	40,571

Total current	—	175,541
Deferred income taxes	—	242,438
Mortgage notes payable	—	3,128,388

Total non-current	—	3,370,826

Total liabilities of discontinued operations	$—	$3,546,367

5.	CONTRACTS IN PROGRESS

Assets and liabilities that are related to contracts in progress, including contracts receivable, are included in current assets and current liabilities, respectively, as they will be liquidated in the normal course of contract completion, which is expected to occur within one year. Amounts billed and costs and earnings recognized on contracts in progress at April 30 were:

	2010	2009

Costs and earnings in excess of billings:
Accumulated costs and earnings	$4,030,255	$2,129,684
Amounts billed	3,315,126	1,720,734

	$715,129	$408,950

Billings in excess of costs and earnings:
Amounts billed	$5,149,164	$2,574,827
Accumulated costs and earnings	5,096,064	2,546,612

	$53,100	$28,215

SERVIDYNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	INCOME-PRODUCING PROPERTIES

Income-producing properties and their estimated useful lives at April 30 were as follows:

	Estimated
	Useful Lives	2010(1)	2009(1)

Land	N/A	$5,868,144	$5,868,144
Buildings and improvements	7-39 years	15,702,497	15,474,491

		$21,570,641	$21,342,635
Less — accumulated depreciation		4,188,389	3,711,845

		$17,382,252	$17,630,790

(1)	Does not include the previously owned office building in Newnan, Georgia. See Note 4 “Discontinued Operations” for more information.

Depreciation expense from continuing operations for the years ended April 30, 2010, and April 30, 2009, was $476,544 and $465,141, respectively. These amounts are included in Real Estate cost of revenues on the accompanying consolidated statements of operations.

7.	PROPERTY AND EQUIPMENT

The major components of property and equipment and their estimated useful lives at April 30 were as follows:

	Estimated
	Useful Lives	2010	2009

Buildings and improvements	3-39 years	$499,839	$496,276
Equipment	3-10 years	1,296,278	1,661,297
Vehicles	3-5 years	344,562	296,783

		$2,140,679	$2,454,356
Less — accumulated depreciation		1,458,234	1,656,800

		$682,445	$797,556

Depreciation expense from continuing operations for the years ended April 30, 2010, and April 30, 2009, was $234,041 and $257,924, respectively. These amounts are included in selling, general, and administrative expenses on the accompanying consolidated statements of operations.

8.	MORTGAGE NOTES PAYABLE AND LEASES

As of April 30, 2010, the Company owned two (2) shopping centers and one (1) office building. All of these owned properties were pledged as collateral on respective mortgage notes payable. Exculpatory provisions of the mortgage notes payable limit the Company’s liability for repayment to its interest in each respective owned property. In June 2010, the Company sold its owned shopping center located in Jacksonville, Florida, and the purchaser assumed the mortgage note obligation. See Note 20 “Subsequent Events” to the consolidated financial statements for more information.

As of April 30, 2010, the owned shopping centers were both leased to tenants for terms expiring on various dates during fiscal years 2011 to 2020, while the office property was leased to tenants for terms expiring on various dates during fiscal years 2013 to 2014. The Company also leases one (1) shopping center under a leaseback arrangement expiring in fiscal year 2013. The Company’s lease on that property contains exculpatory provisions that limit the Company’s liability for payment to its interest in the lease. The leaseback shopping center is subleased to the Kmart

SERVIDYNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Corporation. The term of the Company’s lease either is the same as, or may be extended to correspond to, the term of the sublease.

All leases are operating leases. The owned shopping center leases typically require that the tenants make fixed rental payments over a period of three (3) to twenty (20) years, may grant the tenant renewal options, and may provide for contingent rentals if the tenant’s annual sales volume in the leased space exceeds a predetermined amount. The leases on the office property typically require tenants to make fixed rental payments over a period of three (3) to seven (7) years. In most cases, the owned shopping center leases and owned office leases provide that the tenants bear a portion of the costs of insurance, repairs, maintenance and taxes.

Base rental revenues recognized from the two (2) owned shopping centers and the owned office property in fiscal years 2010 and 2009 were approximately $2,044,000 and $2,048,000, respectively. Base rental revenues recognized from the leaseback shopping center were approximately $255,000 in both fiscal years 2010 and 2009. No contingent rental revenues were recognized on any of the owned shopping centers in fiscal years 2010 or 2009.

Inclusive of the owned shopping center in Jacksonville, Florida, which was sold subsequent to the current fiscal year-end, the approximate future minimum annual rental revenues from all income-producing properties at April 30, 2010, were projected as follows:

Year Ending April 30,	Owned(1)	Leaseback

2011	$2,471,000	$255,000
2012	2,336,000	255,000
2013	1,644,000	149,000
2014	1,143,000	—
2015	942,000	—
Thereafter	3,764,000	—

Total	$12,300,000	$659,000

(1)	Approximately $7,152,000 of these future rental revenues are associated with the owned shopping center in Jacksonville, Florida, which was sold in June 2010. See Note 20 “Subsequent Events” for more information.

Inclusive of the owned shopping center in Jacksonville, Florida, which was sold subsequent to the current fiscal year-end, the expected future minimum principal and interest payments on mortgage notes payable for the owned income-producing properties at April 30, 2010, and the approximate future minimum rentals expected to be paid on the leaseback center, were as follows:

	Owned Income-Producing		Leaseback
	Properties Mortgage Payments		Center Rental
Year Ending April 30,	Principal(1)	Interest(1)	Payments

2011	$366,823	$990,749	$105,203
2012	391,531	966,105	105,203
2013	4,256,038	711,889	61,368
2014	296,128	617,363	—
2015	314,932	598,560	—
Thereafter	9,464,872	3,229,430	—

Total	$15,090,324	$7,114,096	$271,774

(1)	The principal and interest presented above includes amounts associated with the owned shopping center in Jacksonville, Florida, which was sold in June 2010. Principal due and payable in fiscal year 2011 was approximately $194,000 and in total was approximately $6,878,000. The related interest due and payable in

SERVIDYNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

fiscal year 2011 was approximately $416,000 and in total was approximately $4,831,000. See Note 20 “Subsequent Events” for more information.

As of April 30, 2010, the mortgage notes payable, inclusive of the mortgage note payable paid off in association with the sale of the Jacksonville, Florida, property in June 2010, were due at various dates between August 1, 2012, and July 1, 2029, and bore interest at rates ranging from 6.125% to 7.75%. At April 30, 2010, the weighted average interest rate for all outstanding debt was 6.44%, including other long-term debt and credit facilities (see Note 9 “Other Long-Term Debt”).

The Company’s mortgage notes do not contain any financial covenants, with the exception of a guarantee on one (1) of its real estate mortgage loans that requires a Company subsidiary to maintain a net worth of at least $4 million. The subsidiary’s net worth was approximately $16.4 million as of April 30, 2010.

Secured letter of credit

In conjunction with terms of the mortgage on the owned office building, the Company is required to provide for potential future tenant improvement costs and lease commissions with additional collateral, in the form of a letter of credit in the amount of $300,000 from July 17, 2005, through July 16, 2008, and $450,000 from July 17, 2008, through August 1, 2012. The letter of credit is secured by a certificate of deposit, which is recorded on the accompanying consolidated balance sheet as a non-current other asset as of April 30, 2010, and 2009.

9.	OTHER LONG-TERM DEBT

Other long-term debt at April 30 was as follows:

	2010	2009

Note payable bearing interest at 4.5%; principal and interest payments due in full at maturity; no maturity date; secured by related life insurance policy	$370,000	$—
Note payable bearing interest at 4.5%; principal and interest payments due in full at maturity; no maturity date; secured by related life insurance policy	200,000	—
Note payable bearing interest at 6.0%; principal and interest payments due in full at maturity in December 2011	412,000	—
Note payable, net of discount ($150,000 at April 30, 2010), bearing interest at the prime rate plus 1.5% (4.75% at April 30, 2010); interest only payments due monthly; matures December 18, 2011; secured by all general assets of The Wheatstone Energy Group	850,000	850,000
Note payable bearing interest at 6.8%; interest due annually on December 31, beginning December 31, 2004, and principal payments due annually in installments as defined in the agreement commencing on December 19, 2008; matures on December 19, 2010	150,000	235,000
Note payable bearing interest at 8.0%; interest due quarterly on a calendar year commencing on September 30, 2008, and principal payments due in full at maturity on June 6, 2009	—	100,000
Total other long-term debt	1,982,000	1,185,000
Less current maturities	150,000	185,000

Total other long-term debt, less current maturities	$1,832,000	$1,000,000

SERVIDYNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The future minimum principal payments due on other long-term debt are as follows:

Fiscal Year Ending April 30,

2011	$150,000
2012	1,262,000
2013	—
2014	—
2015	—
Thereafter	570,000

Total	$1,982,000

The other long-term debt obligations have no financial or non-financial covenants.

10.	FAIR VALUE OF FINANCIAL INSTRUMENTS

Fair value of financial instruments is estimated based on a hierarchy that maximizes the use of observable inputs and minimizes the use of unobservable inputs. The fair value hierarchy prioritizes the inputs to valuation techniques into three broad levels whereby the highest priority is given to Level 1 inputs, and the lowest priority is given to Level 3 inputs. The three broad categories are:

•	Level 1 — Quoted prices in active markets for identical assets or liabilities.

•	Level 2 — Inputs other than quoted prices which are observable for an asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

•	Level 3 — Unobservable inputs for an asset or liability when little or no market data is available.

In determining fair values, the Company utilizes valuation techniques which maximize the use of observable inputs and minimize the use of unobservable inputs. Considerable judgment is necessary to interpret Level 2 and Level 3 inputs in determining fair value. Accordingly, there can be no assurance that the fair values of financial instruments presented in this footnote are indicative of amounts that may ultimately be realized upon sale or disposition of these financial instruments.

Financial instruments in the Company’s consolidated financial statements that are measured and recorded at fair value on a recurring basis are (1) deferred executive compensation plan assets, which are included in “Other Assets” in the consolidated balance sheet; and (2) the corresponding liability owed to the plan participants that is equal in value to the plan assets, which is included in “Other Liabilities” in the consolidated balance sheet. Given that the plan assets are invested in mutual funds and money market funds for which quoted market prices are readily available, the quoted prices are considered Level 1 inputs. Based on the quoted prices of the related investments, the fair value of the deferred executive compensation plan assets, and the corresponding liability, was $947,023 and $733,378 as of April 30, 2010, and April 30, 2009, respectively.

In addition to the financial instruments listed above which are required to be carried at fair value, the Company has determined that the carrying amounts of its cash and cash equivalents, restricted cash, accounts receivable and accounts payable approximate fair value due to their short-term maturities.

The Company has a certificate of deposit (“CD”) in the amount of $450,000 as of April 30, 2010, which is included within “Other assets” in the Company’s consolidated balance sheet. This CD secures a letter of credit, which is required by the terms of the mortgage on the Company’s owned corporate headquarters building. Based on the rates currently available on certificates of deposit with similar terms, the CD’s carrying amount approximates its fair value as of April 30, 2010. See Note 8 “Mortgage Notes Payable and Leases” for more information.

SERVIDYNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Based on the borrowing rates currently available for mortgage notes with similar terms and average maturities, the carrying value of the mortgage notes payable is a reasonable estimate of fair value. The fair value of mortgage notes payable was $15,045,171 and $17,130,767 as of April 30, 2010, and April 30, 2009, respectively. Based on the borrowing rates currently available for bank loans with similar terms and average maturities, the carrying value of the other debt is considered a reasonable estimate of fair value. The fair value of other debt was $1,950,109 and $1,123,744 as of April 30, 2010, and April 30, 2009, respectively.

11.	INCOME TAXES

The expense (benefit) for income taxes from continuing operations consists of the following:

	Current	Deferred	Total

Year ended April 30, 2010
Federal	$—	$(1,323,377)	$(1,323,377)
State and local	13,309	(156,145)	(142,836)

	$13,309	$(1,479,522)	$(1,466,213)

Year ended April 30, 2009
Federal	$—	$(1,625,901)	$(1,625,901)
State and local	—	(45,103)	(45,103)

	$—	$(1,671,004)	$(1,671,004)

Total income tax benefits from continuing operations recognized in the consolidated statements of operations differs from the amounts computed by applying the federal income tax rate of 34% to pretax loss, as a result of the following:

	2010	2009

Computed “expected” benefit	$(1,305,412)	$(1,681,937)
State and local income taxes	(156,751)	83,371
Permanent items	(8,847)	(6,638)
State net operating loss adjustment	14,846	(127,775)
Other	(10,049)	61,975

	$(1,466,213)	$(1,671,004)

SERVIDYNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The tax effects of the temporary differences that gave rise to the significant portions of the deferred income tax assets and deferred income tax liabilities at April 30 are presented below:

	2010	2009

Deferred income tax assets:
Items not currently deductible for tax purposes:
Net operating loss carryforwards, federal and state(1)	$3,898,970	$3,144,227
Valuation allowance	(150,512)	(236,098)
Income-producing properties and property and equipment, principally because of differences in capitalized interest	54,118	53,981
Capitalized costs	38,116	41,822
Bad debt reserves	43,357	47,788
Deferred compensation plan expenses	369,423	281,754
Equity-based compensation expenses	223,107	152,283
Compensated absences	52,354	46,048
Other accrued expenses	318,266	394,951
Other	91,632	35,249

Gross deferred income tax assets	4,938,831	3,962,005

Deferred income tax liabilities:
Income-producing properties and property and equipment, principally because of differences in depreciation and capitalized interest	609,851	721,761
Intangible assets, principally because of differences in amortization	842,539	714,407
Gain on real estate sales structured as tax-deferred like-kind exchanges	4,229,515	4,158,252
Other	58,424	84,796

Gross deferred income tax liability	5,740,329	5,679,216

Net deferred income tax liability	$801,498	$1,717,211

(1)	The federal NOL carryforwards and all significant state NOL carryforwards expire between the fiscal years 2024 and 2030.

The valuation allowance against deferred tax assets at April 30, 2010, and April 30, 2009, was $150,512 and $236,098, respectively. The valuation allowance reduces tax deferred tax assets to an amount that represents management’s best estimate of the amount of such deferred tax assets that most likely will be realized.

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

The Company and its subsidiaries’ income tax returns are subject to examination by federal and state tax jurisdictions for fiscal years 2007 through 2009.

SERVIDYNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.	401(K) PLAN

The Company has a 401(k) plan (the “Plan”) which covers the majority of its employees. Pursuant to the provisions of the Plan, eligible employees may make salary deferral (before tax) contributions of up to one hundred percent (100%) of their total compensation per plan year, not to exceed a specified maximum annual contribution as determined by the Internal Revenue Service. The Plan also includes provisions that authorize the Company to make additional discretionary contributions. Such contributions, if made, are allocated among all eligible employees as determined under the Plan. The trustee under the Plan invests the assets of each participant’s account, as directed by the participant. The Plan assets currently do not include any stock of the Company. Funded discretionary employer contributions to the Plan for fiscal years 2010 and 2009 were approximately $61,000 and $62,000, respectively. The net assets in the Plan, which is administered by an independent trustee and which are not included in the Company’s consolidated financial statements, were approximately $5,619,000 and $4,050,000 at April 30, 2010, and April 30, 2009, respectively. In conjunction with the acquisition of the assets of Servidyne Systems, Inc. in fiscal 2002, the Company assumed a 401(k) plan (the “Servidyne Systems Plan”), which covered a significant number of the employees. Under the provisions of the Servidyne Systems Plan, participants could contribute up to one hundred percent (100%) of their compensation per plan year, not to exceed a specified maximum annual contribution as determined by the Internal Revenue Service. The Servidyne Systems Plan was frozen as of January 1, 2003, and no additional employee or employer contributions were funded after that date.

13.	SHAREHOLDERS’ EQUITY

In fiscal 2001, the Company’s shareholders approved the 2000 Stock Award Plan (the “2000 Award Plan”). The 2000 Award Plan permits the grant of incentive and non-qualified stock options, non-restricted, restricted and performance stock awards, and stock appreciation rights to directors, employees, independent contractors, advisors, consultants and other outside service providers to the Company, as determined by the Compensation Committee of the Board of Directors. The term and vesting requirements of each award are determined by the Compensation Committee, but in no event may the term of any award exceed ten (10) years. Incentive Stock Options granted under the 2000 Award Plan provide for the purchase of the Company’s common stock at not less than fair market value on the date the stock option is granted. As of April 30, 2010, there can be no additional grants of awards under the 2000 Award Plan, as the ten-year term of the plan has ended. Prior to that date, the total number of shares that could have been granted under the 2000 Award Plan was 1,155,000 shares (share amount adjusted for stock dividends).

The Company issued 52,500 SARs (adjusted for stock dividend) outside of the 2000 Stock Award Plan, with an exercise price of $5.00 (adjusted for stock dividends) and an exercise period of ten (10) years, to one (1) employee in April 2008. Further, the Company issued 52,500 SARs (adjusted for stock dividend) outside of the 2000 Stock Award Plan, with an exercise price of $4.76 (adjusted for stock dividends) and an exercise period of ten (10) years, to one (1) employee in June 2008. The SARs awarded have a five-year vesting period, in which thirty percent (30%) of the SARs will vest on the third year anniversary of the date of grant, thirty percent (30%) will vest on the fourth year anniversary of the date of grant, and forty percent (40%) will vest on the fifth year anniversary of the date of grant, with an early vesting provision by which one hundred percent (100%) of SARs would vest immediately if the Company’s stock price closes at or above $19.05 per share (adjusted for stock dividends) for ten (10) consecutive trading days or on the date of a change in control of the Company.

The Company issued 200,000 SARs outside of the 2000 Stock Award Plan, with an exercise price of $4.00 and an exercise period of ten (10) years, to two (2) outside service providers in November 2009. These SARs may not be exercised by the grantees prior to shareholder approval of the grants or a determination by the Company that such shareholder approval is not required. Further, the Company issued 20,000 SARs outside of the 2000 Stock Award Plan, with an exercise price of $2.12 and an exercise period of ten (10) years, to one employee in December 2009. The SARs awarded have a five-year vesting period, in which thirty percent (30%) of the SARs will vest on the third year anniversary of the date of grant, thirty percent (30%) will vest on the fourth year anniversary of the date of grant, and forty percent (40%) will vest on the fifth year anniversary of the date of grant, with an early vesting

SERVIDYNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

provision by which one hundred percent (100%) of SARs would vest immediately if the Company’s stock price closes at or above $19.05 for ten (10) consecutive trading days or on the date of a change in control of the Company.

The Company issued 57,750 stock warrants (adjusted for stock dividends) outside the 2000 Stock Award Plan with an exercise price of $4.42 (adjusted for stock dividends), to unrelated third parties in December 2003, of which none had been exercised as of April 30, 2010.

In March 2008, the Company’s Board of Directors authorized the repurchase of up to 50,000 shares of the Company’s common stock during the twelve-month period ending on March 5, 2009. In December 2008, the Board of Directors increased the authorization to repurchase the Company’s common stock to 100,000 shares during the twelve-month period ending on March 5, 2009. In February 2009, the Board of Directors authorized the repurchase of up to 100,000 shares of the Company’s common stock during the twelve-month period ending on March 5, 2010. In March 2010, the Board of Directors authorized the repurchase of up to 100,000 shares of the Company’s common stock during the twelve-month period ending on March 15, 2011. The Company repurchased 16,981 and 48,890 shares in fiscal years 2010 and 2009, respectively.

14.	NET (LOSS) EARNINGS PER SHARE

Earnings per share are calculated in accordance with GAAP, which requires dual presentation of basic and diluted earnings per share on the face of the statement of operations for all entities with complex capital structures. Basic and diluted weighted average share differences, if any, result solely from dilutive common stock options, restricted stock, SARs and stock warrants. Basic earnings (loss) per share are computed by dividing net earnings (loss) by the weighted average shares outstanding during the reporting period. Potential dilutive common shares are calculated in accordance with the treasury stock method, which assumes that the proceeds from the exercise of all stock options, restricted stock, SARs and stock warrants would be used to repurchase common shares at the current market value. The number of shares remaining after the exercise proceeds were exhausted represents the potentially dilutive effect of the stock options, restricted stock, SARs and stock warrants. The dilutive effect on the number of common shares was 10,337 in 2010 and 54,832 in 2009. Because the Company had losses from continuing operations for all periods presented, all stock equivalents were anti-dilutive during these periods, and therefore, are excluded when determining the diluted weighted average number of shares outstanding.

The following tables set forth the computations of basic and diluted net earnings (loss) per share:

	For the Year Ended April 30, 2010
	Earnings		Per Share
	(Loss)	Shares	Amount

Basic EPS — loss per share from continuing operations	$(2,373,234)	3,685,834	$(0.64)
Basic EPS — earnings per share from discontinued operations	658,193	3,685,834	0.18
Effect of dilutive securities	—	—	—

Diluted EPS — loss per share	$(1,715,041)	3,685,834	$(0.46)

	For the Year Ended April 30, 2009
			Per Share
	Loss	Shares	Amount

Basic EPS — loss per share from continuing operations	$(3,275,869)	3,716,700	$(0.88)
Basic EPS — loss per share from discontinued operations	(1,311,581)	3,716,700	(0.35)
Effect of dilutive securities	—	—	—

Diluted EPS — loss per share	$(4,587,450)	3,716,700	$(1.23)

SERVIDYNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15.	OPERATING SEGMENTS

The Company had two (2) operating segments at April 30, 2010: BPE and Real Estate. The BPE Segment assists its customer base of multi-site owners and operators of corporate, commercial office, hospitality, gaming, retail, education, light industrial, government, institutional, and health care buildings, as well as energy services companies and public and investor-owned utilities, in improving facility operating performance, reducing energy consumption, and lowering ownership and operating costs, while improving the level of service and comfort for building occupants, through its: (1) energy efficiency engineering and analytical consulting services, including energy surveys and audits, facility studies, retro-commissioning services, utility monitoring services, building qualification for ENERGY STAR® and LEED® certifications, HVAC retrofit design, and energy simulations and modeling; (2) facility management software programs, including its iTendant platform using Web and wireless technologies; (3) energy saving lighting programs and energy related services and infrastructure upgrade projects that reduce energy consumption and operating costs; and (4) comprehensive technology-enabled real-time demand response programs (automatic, semi-automatic and manual) and services through the Company’s new Fifth Fuel Managementtm platform, including two-way, fast and secure communication and tracking; retro-commissioning of existing systems; customized site training; and step-by-step processes for optimized demand response participation. The primary geographic focus for the BPE Segment is the continental United States, although it transacts business internationally as well. The Real Estate Segment is involved in the asset management of its portfolio of properties.

The operating segments are managed separately and maintain separate personnel, due to the differing services offered by each segment, except for accounting, human resources, information technology, and some clerical shared services. Management evaluates and monitors the performance of the respective segments based primarily on the consistency with the Company’s long-term strategic objectives. The significant accounting policies utilized by the operating segments are the same as those summarized in Note 2 “Summary of Significant Accounting Policies.”

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

The Company derived revenues from direct transactions with customers aggregating more than ten percent (10%) of consolidated revenues from continuing operations as follows:

	2010	2009

Customer 1	24%	13%

Revenues derived from Customer 1 were generated entirely by the BPE Segment.

The table below shows selected financial data on a segment basis before intersegment eliminations. In this presentation, management fee expenses charged by the Parent Company are not included in the segments’ results.

Segment assets are those that are used in the operation of each segment, including receivables due from the other segment and assets from discontinued operations. The Parent Company’s assets primarily consist of its investments in subsidiaries, cash and cash equivalents, the cash surrender value of life insurance, receivables, and assets related to deferred compensation plans.

SERVIDYNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the Year Ended			Parent
April 30, 2010	BPE	Real Estate	Company(1)	Eliminations	Consolidated

Revenues from unaffiliated customers
BPE Segment services and products:
Energy savings projects	$11,051,059				$11,051,059
Lighting products	1,932,521				1,932,521
Energy management services	1,801,271				1,801,271
Fifth fuel management services	28,000				28,000
Productivity software	3,358,685				3,358,685

Total revenues from unaffiliated customers	$18,171,536	$2,727,565	$—	$—	$20,899,101
Intersegment revenue	223,799	544,167	—	(767,966)	—

Total revenues from continuing operations	$18,395,335	$3,271,732	$—	$(767,966)	$20,899,101

(Loss) earnings from continuing operations before income taxes	$(998,225)	$591,210	$(3,407,886)	$(24,546)	$(3,839,447)

Segment assets	$14,715,108	$47,139,581	$26,911,435	$(48,933,105)	$39,833,019

Goodwill	$6,354,002	$—	$—	$—	$6,354,002

Interest expenses	$82,044	$1,012,776	$835,596	$(846,606)	$1,083,810

Depreciation and amortization	$702,424	$564,388	$110,364	$—	$1,377,176

Capital expenditures(2)	$93,270	$228,006	$29,038	$—	$350,314

For the Year Ended			Parent
April 30, 2009	BPE	Real Estate	Company(1)	Eliminations	Consolidated

Revenues from unaffiliated customers
BPE Segment services and products:
Energy savings projects	$5,533,925				$5,533,925
Lighting products	1,664,855				1,664,855
Energy management services	2,319,433				2,319,433
Fifth fuel management services	—				—
Productivity software	3,674,097				3,674,097

Total revenues from unaffiliated customers	$13,192,310	$2,791,571	$—	$—	$15,983,881

Intersegment revenue	20,362	576,080	—	(596,442)	—

Total revenues from continuing operations	$13,212,672	$3,367,651	$—	$(596,442)	$15,983,881

(Loss) earnings from continuing operations before income taxes	$(2,310,134)	$731,987	$(3,354,164)	$(14,562)	$(4,946,873)

Segment assets	$14,118,447	$49,557,201	$28,471,595	$(48,502,587)	$43,644,656

Goodwill	$6,354,002	$—	$—	$—	$6,354,002

Interest expenses	$93,717	$1,041,275	$873,284	$(900,290)	$1,107,986

Depreciation and amortization	$822,459	$559,718	$71,705	$—	$1,453,882

Capital expenditures(2)	$55,306	$189,831	$110,860	$—	$355,997

SERVIDYNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(1)	The Parent Company’s loss in each period is derived from corporate headquarters activities and consists primarily of the following: Parent Company executive officers’ compensation and costs related to the Company’s status as a publicly-held company, which include, among other items, legal fees, compliance costs, non-employee directors’ fees, and other reporting costs. The corporate headquarters activities do not earn revenue. All relevant costs related to the business operations of the Company’s operating segments are either paid directly by the operating segments or are allocated to the segments by the Parent Company. The allocation method is dependent on the nature of each expense item. Allocated expenses include, among other items, accounting services, information technology services, insurance costs, and audit and tax preparation fees.

(2)	Includes property and equipment expenditures only.

16.	ACQUISITIONS

Fiscal 2010

There were no acquisitions in fiscal year 2010.

Fiscal 2009

In June 2008, Atlantic Lighting & Supply Co., LLC (“AL&S LLC”), an indirect wholly-owned subsidiary of the Company, acquired the business and substantially all of the assets and assumed certain operating liabilities of Atlantic Lighting & Supply Co., Inc. (the “Seller”) for a total consideration, including the assumption of certain operating liabilities, of approximately $1.5 million (excluding acquisition costs). The Seller was engaged in the business of distributing energy efficient lighting products to building owners and operators, and the Company is continuing to conduct this business. The acquisition was made pursuant to an asset purchase agreement dated June 6, 2008, between the Company, AL&S LLC, the Seller, and the shareholders of the Seller (the “Agreement”). The consideration consisted of 17,381 newly-issued shares of the Company’s common stock, with a fair value of $91,250, the payment of approximately $618,000 in cash to the Seller, the payment of approximately $165,000 in cash to satisfy outstanding debt to two (2) lenders of the Seller, and the assumption of certain operating liabilities of the Seller that totaled approximately $584,000. The amounts and types of the consideration were determined through negotiations among the parties.

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

SERVIDYNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During fiscal 2009, the Company finalized its allocation of the purchase price. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition.

	Assets and
	Liabilities
	Acquired
	from Seller	Estimated Life

Current assets	$322,514
Property, furniture and equipment, net	58,699	Various (3-5)
Trade name	61,299	15 years
Non-compete agreements	63,323	2 years
Customer relationships	186,632	5 years
Goodwill	895,285	Indefinite

Total assets acquired	$1,587,752
Current liabilities	(483,937)
Long-term liabilities	(100,000)

Net assets acquired	$1,003,815

The goodwill amount is not subject to amortization. The amounts assigned to all intangible assets are deductible for tax purposes over a period of fifteen (15) years. The goodwill amount has been assigned to the BPE Segment.

The following table summarizes what the results of operations of the Company would have been on a pro forma basis for fiscal year 2009, if the acquisition had occurred prior to the beginning of the period. These results do not purport to represent what the results of operations for the Company actually would have been or to be indicative of the future results of operations of the Company (in thousands, except for per share amounts).

Fiscal Year Ended
April 30, 2009

Revenues	$16,182
Loss from continuing operations	$(3,277)
Loss from discontinued operations	$(1,312)
Net loss	$(4,589)
Loss per share from continuing operations — basic and diluted	$(0.88)
Loss per share from discontinued operations — basic and diluted	$(0.35)
Net loss per share — basic and diluted	$(1.23)

SERVIDYNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

17.	GOODWILL AND OTHER INTANGIBLE ASSETS

The gross carrying amounts and accumulated amortization for all of the Company’s intangible assets are as follows:

	April 30, 2010
	Gross Carrying	Accumulated
	Amount	Amortization

Intangible assets, subject to amortization:
Proprietary BPE software solutions	$4,096,802	$2,827,071
Acquired computer software	676,837	493,885
Real estate lease costs	609,105	255,701
Customer relationships	404,632	286,433
Deferred loan costs	254,949	136,495
Non-compete agreements	63,323	60,684
Tradename	61,299	7,834
Other	44,882	42,016

	$6,211,829	$4,110,119

Intangible assets and goodwill, not subject to amortization:
Trademark	$708,707

Goodwill	$6,354,002

	April 30, 2009
	Gross Carrying	Accumulated
	Amount	Amortization

Intangible assets, subject to amortization:
Proprietary BPE software solutions	$3,689,695	$2,340,980
Acquired computer software	466,589	458,883
Real estate lease costs	565,597	190,189
Customer relationships	404,632	252,216
Deferred loan costs	254,949	114,163
Non-compete agreements	63,323	29,023
Tradename	61,299	3,746
Other	45,844	39,149

	$5,551,928	$3,428,349

Intangible assets and goodwill, not subject to amortization:
Trademark	$708,707

Goodwill	$6,354,002

Aggregate amortization expense for all amortizable intangible assets:
For the year ended April 30, 2010	$666,591
For the year ended April 30, 2009	740,835

SERVIDYNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Estimated future amortization expenses for all amortized intangible assets for the fiscal years ended:
2011	$654,299
2012	514,917
2013	358,967
2014	259,186
2015	138,888
Thereafter	175,453

$2,101,710

The BPE Segment capitalized $406,143 and $266,229 for the development of proprietary BPE software applications in fiscal years 2010 and 2009, respectively.

18.	COMMITMENTS AND CONTINGENCIES

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

As further discussed in Note 4 “Discontinued Operations,” operating results for the owned office building in Newnan, Georgia, disposed in the third quarter of fiscal 2010, is included in discontinued operations in the accompanying consolidated statements of operations for all periods presented. To conform with this presentation, the quarterly financial information presented below reflects the reclassification of the operating results of this property to discontinued operations for the first and second quarters of fiscal 2010 and all quarters of fiscal 2009, which differ from the presentation of the Company’s previously issued condensed consolidated financial statements included in its quarterly reports on Form 10-Q filed in the first two (2) quarters of fiscal 2010 and all of its quarterly reports on Form 10-Q and its annual report on Form 10-K in fiscal 2009, which were issued prior to the disposition of the property.

Quarterly financial information for the fiscal years ended April 30, 2010, and April 30, 2009 (dollars in thousands, except per share amounts), as revised to reflect the changes discussed above, is as follows:

	Fiscal Year Ended April 30, 2010
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

BPE revenues	$3,873	$3,923	$4,120	$6,255
Real Estate revenues	694	669	718	647

Total revenues from continuing operations	4,567	4,592	4,838	6,902
Total revenues reclassified to discontinued operations	62	17	—	—

Gross profit from continuing operations	1,469	1,464	1,727	2,075
Gross profit (loss) reclassified to discontinued operations	39	(1)	—	—

Net (loss) earnings	(706)	(708)	120	(421	)(2)

Net (loss) earnings per share — basic	(0.19)	(0.19)	0.03	(0.11)

Net (loss) earnings per share — diluted	(0.19)	(0.19)	0.03	(0.11)

SERVIDYNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Fiscal Year Ended April 30, 2009
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

BPE revenues	$2,720	$3,434	$3,339	$3,699
Real Estate revenues	701	682	716	693

Total revenues from continuing operations(1)	3,421	4,116	4,055	4,392
Total revenues reclassified to discontinued operations	103	103	103	73

Gross profit from continuing operations	1,249	1,478	1,512	1,396
Gross profit (loss) reclassified to discontinued operations	73	37	44	(2)

Net loss	(843)	(910)	(491)	(2,343	)(3)

Net loss per share — basic	(0.23)	(0.24)	(0.14)	(0.62)

Net loss per share — diluted	(0.23)	(0.24)	(0.14)	(0.62)

(1)	Quarterly revenues shown above for the first and second quarters of fiscal 2009 vary from the revenues previously reported in the quarterly reports on Form 10-Q for the periods ended July 31, 2008, and October 31, 2008, because the Company has revised its presentation of interest income and certain components of other income. Subsequent to the issuance of the quarterly report on Form 10-Q for the period ended October 31, 2008, the Company determined that interest income and certain components of other income were not presented in accordance with the Securities and Exchange Commission (“SEC”) Regulation S-X, Article 5, Rule 5-03, “Income Statement.” Previously, the Company included interest income and certain components of other income in the determination of total revenues. Beginning in the third quarter of fiscal 2009, the Company has revised its presentation of interest income and certain components of other income to “other (income) and expenses” in the consolidated statement of operations. The Company does not believe that these restatements were material to the Company’s consolidated financial statements for the year ended April 30, 2009, or to the consolidated financial statements of any prior periods.

(2)	Included in the net earnings for the third quarter of fiscal 2010 is a pre-tax gain of approximately $1.2 million as a result of the elimination of the balance of the indebtedness on an owned office building in Newnan, Georgia, upon the property’s transfer to the note holder. See Note 4 “Discontinued Operations” for more information.

(3)	Included in the net loss for the fourth quarter of fiscal 2009 is an impairment loss before taxes of approximately $2,159,000 related to the impairment of an owned office building in Newnan, Georgia. See Note 4 “Discontinued Operations” for more information.

20.	SUBSEQUENT EVENTS

On June 9, 2010, the Company sold its owned shopping center located in Jacksonville, Florida, for a sales price of approximately $9.9 million. The sale generated a pre-tax gain of approximately $120,000. As part of this transaction, the buyer assumed in full the mortgage note payable on the property. Net cash proceeds were approximately $2 million, after deducting:

•	approximately $6.9 million for assumption of the mortgage note;

•	approximately $0.5 million for funding of repair escrows; and

•	approximately $0.6 million for closing costs and prorations.

SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION
April 30, 2010

				Costs
		Initial Cost to Company		Capitalized
			Building	Subsequent
			and	to Acquisition
Description	Encumbrances	Land	Improvements	Improvements

INCOME-PRODUCING PROPERTIES:
Leaseback Shopping Center — Davenport, IA	$—	$—	$2,150	$220,214
Office Building — Atlanta, GA	4,228,588	660,000	4,338,102	921,280
Shopping Center — Smyrna, TN	3,984,223	1,300,140	3,626,595	46,562
Shopping Center — Jacksonville, FL (1)	6,877,513	3,908,004	5,170,420	1,377,174

	15,090,324	5,868,144	13,137,267	2,565,230

REAL ESTATE HELD FOR FUTURE DEVELOPMENT OR SALE:
Land — Oakwood, GA	—	152,265	—	353,413
Land — North Fort Myers	—	183,221	—	147,566

	—	335,486	—	500,979

	$15,090,324	$6,203,630	$13,137,267	$3,066,209

Reconciliations of total real estate carrying value and accumulated depreciation for the two years ended April 30, are as follows:

	Real Estate			Accumulated Depreciation
	2010	2009		2010	2009

BALANCE AT BEGINNING OF YEAR	$24,167,880	$25,986,491		$3,923,396	$3,359,973
ADDITIONS DURING YEAR
Real estate	228,006	188,729		—	—
Depreciation from continuing operations	—	—		476,544	563,423
Depreciation from discontinued operations	—	—		34,556	—
Transfers	—	—		—	—

	228,006	188,729		511,100	563,423

DEDUCTIONS DURING YEAR
Accumulated depreciation on properties sold or transferred	—	—		246,107	—
Loss on impairment of income- producing property	—	2,007,340	(5)	—	—
Carrying value of real estate sold, transferred, or retired	1,972,136	—		—	—

	1,972,136	2,007,340		246,107	—

BALANCE AT CLOSE OF YEAR	$22,423,750	$24,167,880		$4,188,389	$3,923,396

								Life on Which
								Depreciation
Gross Amounts at Which Carried at Close of Year								in Latest
	Building			Net				Earnings
	and	Capitalized		Accumulated	Date(s) of		Date	Statement
Land	Improvements	Interest	Total(2)	Depreciation	Construction		Acquired	is Computed

$—	$222,364	$—	$222,364	$196,318	1995		—	7 years
660,000	5,259,382	—	5,919,382	1,819,231	1974, 1997	(3)	1997	39 years
1,300,140	3,673,157	—	4,973,297	394,501	1983, 2006	(4)	2006	39 years
3,908,004	6,547,594	—	10,455,598	1,778,339	1985	(4)	1999	39 years

5,868,144	15,702,497	—	21,570,641	4,188,389

505,678	—	16,644	522,322	—	—		1987	—
330,787	—	—	330,787	—	—		1993	—

836,465	—	16,644	853,109	—

$6,704,609	$15,702,497	$16,644	$22,423,750	$4,188,389

NOTES:

(1)	In June 2010, the Company sold its owned shopping center located in Jacksonville, Florida. See NOTE 20 “Subsequent Events” to the consolidated financial statements for more information.

(2)	The aggregated cost for land and building and improvements for federal income tax purposes at April 30, 2010, is $15,140,262.

(3)	Developed by others in 1974, redeveloped by the Company in 1997.

(4)	Developed by others.

(5)	Impairment loss on the Company’s owned office building in Newnan, Georgia. This property was disposed in January 2010. See NOTE 4 “Discontinued Operations” to the consolidated financial statements for further information.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH INDEPENDENT AUDITORS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

There was no change in the Company’s internal control over financial reporting that occurred during the Company’s fourth fiscal quarter for its fiscal year ended April 30, 2010, which materially has affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

In connection with the preparation of the Company’s Form 10-K, management assessed the effectiveness of internal control over financial reporting as of April 30, 2010. In making that assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on management’s assessment, management believes that, as of April 30, 2010, the internal control over financial reporting was effective based on those criteria.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, the Company has included a report of management’s assessment of the design and effectiveness of internal controls as part of this Annual Report on Form 10-K for the fiscal year ended April 30, 2010.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEMS 10-14.

The information required by Part III of this Form 10-K will be included in the Company’s definitive proxy materials for its 2010 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission, under the headings “Election of Directors,” “Meetings and Committees of the Board of Directors,” “Nomination of Directors,” “Compensation of Directors,” “Principal Holders of the Company’s Securities and Holdings by Executive Officers and Directors,” “Section 16A Beneficial Ownership Reporting Compliance,” “Equity Compensation Plan Information,” “Compensation of Executive Officers,” “Outstanding Equity Awards,” “Audit Committee Report,” “Information Concerning the Company’s Independent Registered Public Accounting Firm,” and “Corporate Governance and Communicating with the Board,” and is hereby incorporated herein by reference. Information related to Executive Officers of the Company is included in Item 1 of this report.

For purposes of determining the aggregate market value of the Company’s voting stock held by non-affiliates, shares beneficially owned directly or indirectly by all Directors and Executive Officers of the Company have been excluded. The exclusion of such shares is not intended to, and shall not, constitute a determination as to which persons or entities may be “affiliates” of the Company, as defined by the SEC.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(A) The following documents are filed as part of this Annual Report on Form 10-K:

1. Financial Statements:

2. Financial Statement Schedules:

Schedule III — Real Estate and Accumulated Depreciation	72
3. Exhibits:

Exhibit
No.

3a.	Amended and Restated Articles of Incorporation(1)
3b.	Amended and Restated Bylaws(2)
10a.	Directors Deferred Compensation Plan(3)#
10b.	2000 Stock Award Plan(4)#
10c.	Alan R. Abrams Split Dollar Life Insurance Agreement dated May 31, 2001(5)#
10d.	J. Andrew Abrams Split Dollar Life Insurance Agreement dated May 31, 2001(5)#
10e.	Summary Description of Annual Incentive Bonus Plan(6)#
10f.	Form of Stock Appreciation Right Agreement(7)#
21.	List of the Company’s Subsidiaries
23a.	Consent of Deloitte & Touche LLP
31.1	Certification of the CEO, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the CFO, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Section 906 Certification of the CEO
32.2	Section 906 Certification of the CFO

Explanation of Exhibits

(1)	This exhibit is incorporated by reference to the Company’s Form 8-K filed November 19, 2009 (SEC File No. 0-10146).
(2)	This exhibit is incorporated by reference to the Company’s Form 8-K filed September 25, 2008 (SEC File No. 0-10146).
(3)	This exhibit is incorporated by reference to the Company’s Form 8-K filed November 30, 2007 (SEC File No. 0-10146).
(4)	This exhibit is incorporated by reference to the Company’s Form 10-K for the year ended April 30, 1991 (SEC File No. 0-10146).
(5)	This exhibit is incorporated by reference to the Company’s Form S-8 filed September 29, 2000 (SEC File No. 0-10146).
(6)	This exhibit is incorporated by reference to the Company’s Form 10-K for the year ended April 30, 2001 (SEC File No. 0-10146).
(7)	This exhibit is incorporated by reference to the Company’s Form 10-Q for the quarter ended October 31, 2005 (SEC File No. 0-10146).
(8)	This exhibit is incorporated by reference to the Company’s Form 10-K for the year ended April 30, 2006 (SEC File No. 0-10146).

#	Management compensatory plan or arrangement.

(B)	The Company hereby files as exhibits to this Annual Report on Form 10-K the exhibits set forth in Item 15(A)3 hereof.
(C)	The Company hereby files as financial statement schedules to this Annual Report on Form 10-K the financial statement schedules set forth in Item 15(A)2 hereof.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SERVIDYNE, INC.

Dated: July 28, 2010	By: /s/ Alan R. Abrams Alan R. Abrams Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: July 28, 2010	/s/ Alan R. Abrams Alan R. Abrams Chairman of the Board of Directors, Chief Executive Officer

Dated: July 28, 2010	/s/ Samuel E. Allen Samuel E. Allen Director

Dated: July 28, 2010	/s/ Gilbert L. Danielson Gilbert L. Danielson Director

Dated: July 28, 2010	/s/ Herschel Kahn Herschel Kahn Director

Dated: July 28, 2010	/s/ Robert T. McWhinney, Jr. Robert T. McWhinney, Jr. Director

Dated: July 28, 2010	/s/ Rick A. Paternostro Rick A. Paternostro Chief Financial Officer