Form 10-Q
period 2010-07-31
SERVIDYNE, INC.
filed 2010-09-14
CIK 1923

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
QUARTERLY REPORT
Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934
For the quarter ended July 31, 2010
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
Yes ☐     No ☑
The number of shares of $1.00 par value Common Stock of the Registrant outstanding as of August 31, 2010, was 3,676,283.

SERVIDYNE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	July 31, 2010	April 30, 2010
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,797,486	$1,923,641
Receivables (Note 5):
Trade accounts and notes, net of allowance for doubtful accounts of $90,892 and $58,989, respectively	1,043,748	973,442
Contracts, net of allowance for doubtful accounts of $54,804 and $22,530, respectively, including retained amounts of $719,344 and $675,281, respectively	2,783,576	3,337,177
Costs and earnings in excess of billings	724,948	715,129
Assets of discontinued operations (Note 9)	67,880	150,970
Deferred income taxes	375,604	401,223
Other current assets	1,707,104	1,265,326

Total current assets	8,500,346	8,766,908

INCOME-PRODUCING PROPERTIES, net	8,638,902	8,701,893
PROPERTY AND EQUIPMENT, net	651,398	682,445
ASSETS OF DISCONTINUED OPERATIONS (Note 9)	—	8,881,447
DEFERRED INCOME TAXES	—	6,666
OTHER ASSETS:
Real estate held for future development or sale	853,109	853,109
Intangible assets, net (Note 8)	2,570,670	2,684,057
Goodwill (Note 8)	6,354,002	6,354,002
Other assets	2,903,391	2,909,158

Total assets	$30,471,818	$39,839,685

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Trade and subcontractors payables	$1,113,249	$2,465,112
Accrued expenses	1,580,905	1,429,321
Deferred revenue	430,457	507,383
Billings in excess of costs and earnings	479,036	53,100
Liabilities of discontinued operations (Note 9)	26,024	417,681
Short-term debt and current maturities of long-term debt	324,788	322,436

Total current liabilities	3,954,459	5,195,033

DEFERRED INCOME TAXES	641,547	—
LIABILITIES OF DISCONTINUED OPERATIONS (Note 9)	—	7,943,165
OTHER LIABILITIES	1,000,020	1,039,633
MORTGAGE NOTES PAYABLE, less current maturities	7,995,892	8,040,375
OTHER LONG-TERM DEBT, less current maturities	1,832,000	1,832,000

Total liabilities	15,423,918	24,050,206

COMMITMENTS AND CONTINGENCIES (Note 11)

SHAREHOLDERS’ EQUITY:
Common stock, $1 par value; 10,000,000 shares authorized; 3,919,673 issued and 3,676,283 outstanding at July 31, 2010; 3,919,773 issued and 3,676,383 outstanding at April 30, 2010	3,919,673	3,919,773

Additional paid-in capital	6,251,691	6,206,521
Retained earnings	5,882,681	6,669,330
Treasury stock (common shares) of 243,390 and 243,390, respectively	(1,006,145)	(1,006,145)

Total shareholders’ equity	15,047,900	15,789,479

Total liabilities and shareholders’ equity	$30,471,818	$39,839,685

See accompanying notes to condensed consolidated financial statements.

SERVIDYNE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	FIRST QUARTER ENDED
	JULY 31,
	2010	2009
REVENUES:
Building Performance Efficiency (“BPE”)	$4,841,727	$3,873,108
Real Estate	249,467	242,307

	5,091,194	4,115,415

COST OF REVENUES:
BPE	3,565,017	2,624,609
Real Estate	250,996	270,485

	3,816,013	2,895,094

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	2,496,444	2,385,760

OTHER (INCOME) AND EXPENSES:
Other expense (income)	26,632	(10,264)
Interest income	(17)	(5,284)
Interest expense	171,968	163,810

	198,583	148,262

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(1,419,846)	(1,313,701)

INCOME TAX BENEFIT	(609,640)	(533,321)

LOSS FROM CONTINUING OPERATIONS	(810,206)	(780,380)

DISCONTINUED OPERATIONS (Note 9):
Earnings from discontinued operations, adjusted for applicable income tax expense of $5,837 and $44,184, respectively	9,523	74,794
Gain on disposition of income-producing properties, adjusted for applicable income tax expense of $63,998 and $0, respectively	50,940	—

EARNINGS FROM DISCONTINUED OPERATIONS	60,463	74,794

NET LOSS	$(749,743)	$(705,586)

NET (LOSS) EARNINGS PER SHARE (Note 7):
From continuing operations — basic and diluted	$(0.22)	$(0.21)
From discontinued operations — basic and diluted	.02	.02

NET LOSS PER SHARE — BASIC AND DILUTED	$(0.20)	$(0.19)

WEIGHTED AVERAGE SHARES OUTSTANDING — BASIC AND DILUTED	3,676,367	3,691,294

See accompanying notes to condensed consolidated financial statements.

SERVIDYNE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	FIRST QUARTER ENDED
	JULY 31,
	2010	2009
Cash flows from operating activities:
Net loss	$(749,743)	$(705,586)
Adjustments to reconcile net loss to net cash used in operating activities:
Earnings from discontinued operations, net of tax	(60,463)	(74,794)
Gain on disposal of assets	(1,385)	—
Depreciation and amortization	301,496	264,956
Deferred tax benefit	(605,390)	(533,321)
Stock compensation expense	45,074	50,298
Adjustment to cash surrender value of life insurance	(32,233)	(29,310)
Straight-line rent	1,658	(2,825)
Provision for doubtful accounts, net	64,177	(26,511)
Changes in assets and liabilities:
Receivables	419,118	(148,014)
Costs and earnings in excess of billings	(9,819)	(288,894)
Other current and long-term assets	(441,778)	(253,436)
Trade and subcontractors payable	(1,351,863)	58,155
Accrued expenses and deferred revenue	74,658	(269,823)
Billings in excess of costs and earnings	425,936	715,968
Other liabilities	(750)	1,400

Net cash used in operating activities	(1,921,307)	(1,241,737)

Cash flows from investing activities:
Premiums paid on officers’ life insurance policies	(2,521)	(5,464)
Additions to income-producing properties	—	(128,724)
Additions to property and equipment	(28,175)	(14,440)
Additions to intangible assets	(69,966)	(65,899)
Proceeds from sale of property and equipment	5,454	—

Net cash used in investing activities	(95,208)	(214,527)

Cash flows from financing activities:
Mortgage repayments	(42,131)	(39,176)
Debt repayments	—	(100,000)
Cash dividends paid to shareholders	(36,910)	(74,788)

Net cash used in financing activities	(79,041)	(213,964)

DISCONTINUED OPERATIONS:
Operating activities	47,227	170,519
Investing activities	1,937,923	57,170
Financing activities	(15,749)	(54,284)

Net cash provided by discontinued operations	1,969,401	173,405

Net decrease in cash and cash equivalents	(126,155)	(1,496,823)
Cash at beginning of period	1,923,641	4,821,126

Cash at end of period	$1,797,486	$3,324,303

See accompanying notes to condensed consolidated financial statements.

SERVIDYNE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE 1. ORGANIZATION AND BUSINESS
Servidyne, Inc. (together with its subsidiaries, the “Company”) was organized under Delaware law in 1960. In 1984, the Company changed its state of incorporation from Delaware to Georgia. The Company’s Building Performance Efficiency (“BPE”) Segment provides comprehensive energy efficiency and demand response solutions, sustainability programs, and other building performance-enhancing products and services to owners and operators of existing buildings, energy services companies, and public and investor-owned utilities. The Company’s Real Estate Segment engages in the asset management of its portfolio of commercial income-producing properties and undeveloped land.
NOTE 2. UNAUDITED STATEMENTS
The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to such rules and regulations, although management believes that the accompanying disclosures are adequate to make the information presented not misleading. In the opinion of management, the accompanying financial statements contain all adjustments, consisting of normal recurring accruals, which are necessary for a fair statement of the results for the interim periods presented. These financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended April 30, 2010. Results of operations for interim periods are not necessarily indicative of annual results.
The Company has made reclassifications related to certain income-producing properties that have been sold in accordance with the guidance now codified as Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 360-35, Property, Plant and Equipment (“ASC 360-35”). As a result of these sales, the Company’s financial statements have been prepared with the results of operations and cash flows of these disposed properties shown as discontinued operations, and the related assets and liabilities presented in the prior periods are currently reflected in discontinued operations on the balance sheets.
NOTE 3. RECENT ACCOUNTING PRONOUNCEMENTS
In September 2009, the FASB reached a consensus on two new pronouncements: Accounting Standards Update (“ASU”) No. 2009-13, Revenue Recognition (Topic 605)—Multiple-Deliverable Revenue Arrangements, and ASU No. 2009-14, Software (Topic 985)—Certain Revenue Arrangements That Include Software Elements. ASU No. 2009-13 eliminates the requirement that all undelivered elements must have either (i) vendor specific objective evidence (“VSOE”) or (ii) third-party evidence (“TPE”) of stand-alone selling price before an entity can recognize the portion of the consideration that is attributable to items that already have been delivered. In the absence of VSOE or TPE of the stand-alone selling price for one or more delivered or undelivered elements in a multiple-element arrangement, entities will be required to estimate the selling prices of those elements. Overall arrangement consideration will be allocated to each element (both delivered and undelivered items) based on their relative selling prices, regardless of whether those selling prices are evidenced by VSOE or TPE or are based on the entity’s estimated selling price. The residual method of allocating arrangement consideration has been eliminated. ASU No. 2009-14 modifies the software revenue recognition guidance to exclude from its scope tangible products that contain both software and non-software components that function together to deliver a product’s essential functionality. These new pronouncements are effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. The Company is currently evaluating the impact that the adoption of these pronouncements will have on the determination or reporting of the Company’s financial results.
NOTE 4. EQUITY-BASED COMPENSATION
The Company has three (3) outstanding types of equity-based incentive compensation instruments in effect with employees, non-employee directors and certain outside service providers: stock options, stock appreciation rights, and restricted stock. Most of these equity-based instruments have been granted under the terms of the Company’s 2000 Stock Award Plan (the “2000 Award Plan”). The Company typically uses authorized, unissued shares to provide shares for these equity-based instruments. As of May 1, 2010, no additional awards of equity-based incentive compensation instruments can be granted under the 2000 Award Plan, as the Plan has expired.
For the first quarter ended July 31, 2010, total equity-based compensation expenses were $45,074 and the related income tax benefits were $17,126. Comparatively, for the quarter ended July 31, 2009, total equity-based compensation expenses were $50,298, and the related income tax benefits were $18,908. All of these expenses are included in selling, general and administrative expenses in the condensed consolidated statements of operations. At July 31, 2010, there were total unrecognized equity-based compensation expenses of $295,197 that are expected to be recognized over a weighted average period of approximately 1.8 years.
Stock Options
A summary of stock options activity for the quarter ended July 31, 2010, is as follows:

Weighted
	Options to	Average
	Purchase	Exercise
	Shares	Price
Outstanding at April 30, 2010	482,486	$4.46
Granted	—	—
Forfeited	—	—
Expired	—	—
Exercised	—	—

Outstanding at July 31, 2010	482,486	$4.46

Vested at July 31, 2010	482,486	$4.46

Non-vested at July 31, 2010, that are expected to vest	—	$—

Stock options typically vest over a period of two (2) years. The maximum contractual term of the stock options is ten (10) years. As of July 31, 2010, none of the outstanding stock options, vested or non-vested, were “in the money.”
A summary of information about all stock options outstanding as of July 31, 2010, is as follows:

		Weighted Average
Exercise	Number of	Remaining Contractual
Price	Outstanding Options	Term (Years)
$4.42	415,629	2.28
$4.59	55,440	4.65
$5.19	917	3.88
$5.24	10,500	2.87
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
Compensation expenses related to the vesting of options for the first quarter ended July 31, 2010, were $242 and the related income tax benefits were $92. Comparatively, related compensation expenses for the quarter ended July 31, 2009, were $7,979, and the related income tax benefits were $3,055.
Stock Appreciation Rights (“SARs”)
A summary of SARs activity for the quarter ended July 31, 2010, is as follows:

		Weighted
		Average
		Exercise
	SARs	Price
Outstanding at April 30, 2010	927,425	$3.85
Granted	—	—
Exercised	—	—
Forfeited	(52,500)	4.76

Outstanding at July 31, 2010	874,925	$3.79

Vested at July 31, 2010	145,499	$3.91

Non-vested at July 31, 2010, that are expected to vest	515,930	$3.84

All SARs have a five-year vesting period. Typically, thirty percent (30%) of the SARs will vest on the third (3rd) year anniversary of the date of grant, thirty percent (30%) will vest on the fourth (4th) year anniversary of the date of grant, and forty percent (40%) will vest on the fifth (5th) year anniversary of the date of grant. All SARs have early vesting provisions by which one hundred percent (100%) of the SARs would vest immediately (a) on the date of a change in control of the Company; or (b) if the Company’s stock price were to close at or above a certain price for ten (10) consecutive trading days. For SARs granted prior to the stock dividend that occurred in the first quarter of fiscal 2009, the triggering price for early vesting is $19.05 per share. For SARs granted subsequent to the stock dividend that occurred in the first quarter of fiscal 2009, the triggering price for early vesting for SARs issued under the 2000 Award Plan is $20.00 per share, and the triggering price for early vesting for SARs not issued under the 2000 Award Plan is $19.05 per share. The maximum contractual term of all SARs is ten (10) years. As of July 31, 2010, 181,500 of the non-vested outstanding SARs, with a weighted average exercise price of $2.13, were “in the money,” whereas none of the vested SARs were “in the money.”
A summary of information about all SARs outstanding as of July 31, 2010, is as follows:

			Weighted Average
Exercise	Outstanding	Vested	Remaining Contractual
Price	SARs	SARs	Term (Years)
$3.94	180,495	108,959	5.91
$3.79	109,830	33,390	6.36
$4.19	10,500	3,150	6.87
$6.19	33,600	0	7.17
$5.00	52,500	0	7.73
$4.76	84,000	0	7.87
$4.00	22,500	0	8.13
$2.30	30,000	0	8.86
$4.00	200,000	0	9.29
$2.12	20,000	0	9.36
$2.09	131,500	0	9.65
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
Compensation expenses related to the vesting of SARs for the quarter ended July 31, 2010, were $43,448, and the related income tax benefits were $16,509. Comparatively, related compensation expenses for the quarter ended July 31, 2009, were $39,037, and the related income tax benefits were $14,605.
Shares of Restricted Stock
Periodically, the Company has awarded shares of restricted stock to employees, non-employee directors and certain outside service providers. The awards are recorded at fair market value on the date of grant and typically vest over a period of one (1) year. As of July 31, 2010, there were unrecognized compensation expenses totaling $1,825 related to grants of shares of restricted stock, which the Company expects to be recognized over the ensuing year.

Compensation expenses related to the vesting of shares of restricted stock for the quarter ended July 31, 2010, were $1,384, and the related income tax benefits were $525. Comparatively, the related compensation expenses for the quarter ended July 31, 2009, were $3,282, and the related income tax benefits were $1,248.
The following table summarizes restricted stock activity for the quarter ended July 31, 2010:

		Weighted Average
	Number of	Fair Value
	Shares of	per Share
	Restricted Stock	on Grant Date
Non-vested restricted stock at April 30, 2010	3,150	$2.99
Granted	—	—
Forfeited	(100)	2.12
Vested	(1,050)	4.76

Non-vested restricted stock at July 31, 2010	2,000	$2.11

NOTE 5. RECEIVABLES
All net contract and trade receivables are expected to be collected within one (1) year.

NOTE 6. OPERATING SEGMENTS
The table below shows selected financial data on an operating segment basis before intersegment eliminations. In this presentation, management fee expenses charged by the Parent Company are not included in the segments’ results.

For the Quarter Ended July 31, 2010	BPE	Real Estate	Parent (1)	Eliminations	Consolidated

Revenues from unaffiliated customers
BPE Segment services and products:
Energy savings projects	$3,018,592				$3,018,592
Lighting products	684,735				684,735
Energy management services	340,090				340,090
Fifth fuel management services	57,059				57,059
Productivity software	741,251				741,251

Total revenues from unaffiliated customers	$4,841,727	$249,467	$—	$—	$5,091,194
Intersegment revenue	—	144,984	—	(144,984)	—

Total revenues from continuing operations	$4,841,727	$394,451	$—	$(144,984)	$5,091,194

(Loss) earnings from continuing operations before income taxes	$(601,376)	$66,587	$(884,411)	$(646)	$(1,419,846)

For the Quarter Ended July 31, 2009	BPE	Real Estate	Parent (1)	Eliminations	Consolidated

Revenues from unaffiliated customers
BPE Segment services and products:
Energy savings projects	$2,012,844				$2,012,844
Lighting products	456,450				456,450
Energy management services	563,800				563,800
Fifth fuel management services	—				—
Productivity software	840,014				840,014

Total revenues from unaffiliated customers	$3,873,108	$242,307	$—	$—	$4,115,415
Intersegment revenue	141,545	136,042	—	(277,587)	—

Total revenues from continuing operations	$4,014,653	$378,349	$—	$(277,587)	$4,115,415

(Loss) earnings from continuing operations before income taxes	$(390,485)	$(13,036)	$(894,740)	$(15,440)	$(1,313,701)

(1)	The Parent Company’s net loss in each period was derived from corporate headquarters activities and consists primarily of the following: Parent Company executive officers’ compensation and costs related to the Company’s status as a publicly-held company, which include, among other items, legal fees, compliance costs, non-employee director’s fees, consulting expenses, and other reporting costs. The corporate headquarters activities do not earn revenue. All relevant costs related to the business operations of the Company’s operating segments are either paid directly by the respective operating segments or are allocated to the segments by the Parent Company. The allocation method is dependent on the nature of each expense item. Allocated expenses include, among other items, accounting services, information technology services, insurance costs, and audit and tax preparation fees.
NOTE 7. EARNINGS (LOSS) PER SHARE
Basic earnings (loss) per share is computed by dividing net earnings (loss) by the weighted average shares outstanding during the reporting period. Diluted earnings (loss) per share is computed giving effect to dilutive stock equivalents resulting from outstanding stock options, restricted stock and stock appreciation rights. The potential dilutive effect on the number of common shares for the first quarter of fiscal 2011 and fiscal 2010 was 27,897 shares and 0 shares, respectively. Because the Company had a loss from continuing operations for the quarter ended July 31, 2010, as well as for the quarter ended July 31, 2009, all stock equivalents were anti-dilutive during these periods and, therefore, are excluded when determining the diluted weighted average number of shares outstanding.

NOTE 8. GOODWILL AND OTHER INTANGIBLE ASSETS
The gross carrying amounts and accumulated amortization for the Company’s intangible assets as of July 31, 2010, and April 30, 2010, are as follows:

	July 31, 2010
	Gross Carrying	Accumulated
Intangible assets, subject to amortization:	Amount	Amortization

Proprietary BPE software solutions	$4,161,615	$2,969,160
Acquired computer software	681,032	506,235
Real estate lease costs	390,038	131,441
Customer relationships	404,632	295,764
Deferred loan costs	202,109	129,219
Non-compete agreements	63,323	63,323
Tradename	61,299	8,854
Other	44,882	42,971

	$6,008,930	$4,146,967

Intangible assets and goodwill, not subject to amortization:
Trademark	$708,707

Goodwill	$6,354,002

	April 30, 2010
	Gross Carrying	Accumulated
Intangible assets, subject to amortization:	Amount	Amortization

Proprietary BPE software solutions	$4,096,802	$2,827,071
Acquired computer software	676,837	493,885
Real estate lease costs	389,317	121,762
Customer relationships	404,632	286,433
Deferred loan costs	202,109	124,166
Non-compete agreements	63,323	60,684
Tradename	61,299	7,834
Other	44,882	42,016

	$5,939,201	$3,963,851

Intangible assets and goodwill, not subject to amortization:
Trademark	$708,707

Goodwill	$6,354,002

Aggregate amortization expense for all amortizable intangible assets:

For the quarter ended July 31, 2010	$183,352
For the quarter ended July 31, 2009	144,783

Estimated future amortization expenses for all amortized intangible assets for the fiscal years ended:

Remainder of 2011	$321,908
2012	504,437
2013	357,891
2014	260,256
2015	214,137
2016	103,598
Thereafter	99,736

$1,861,963

The Company performed the annual impairment analysis of goodwill and indefinite-lived intangible assets in the fiscal quarter ended January 31, 2010. The annual analysis resulted in a determination of no impairment. Management considers both positive and negative indicators of impairment on an interim basis. The Company has concluded it was not necessary to perform an interim test of impairment as of July 31, 2010. All of the Company’s goodwill and indefinite-lived intangible assets are assigned to the BPE Segment, which has also been determined to be the reporting unit.
NOTE 9. DISCONTINUED OPERATIONS
On June 9, 2010, the Real Estate Segment sold its owned shopping center in Jacksonville, Florida, for a sales price of approximately $9.9 million. As part of this transaction, the buyer assumed in full the mortgage note payable on the property of approximately $6.9 million. The Company recognized a pre-tax gain on the sale of approximately $115,000 in the first quarter of fiscal 2011.
On January 29, 2010, the Real Estate Segment transferred its approximately $2.0 million interest in an owned office building in Newnan, Georgia, and related assets to the note holder, which satisfied in full the Company’s liability for the approximately $3.2 million remaining balance on the property’s non-recourse mortgage loan. Correspondingly, the Company recognized a pre-tax gain of approximately $1.2 million in the third quarter of fiscal 2010 as a result of the elimination of the balance of the indebtedness on the property.
As a result of these real estate transactions, the Company’s financial statements have been prepared with the results of operations and cash flows of these disposed properties shown as discontinued operations. All historical statements have been restated in accordance with GAAP. Summarized financial information for discontinued operations for the quarters ended July 31, 2010, and July 31, 2009, is as follows:

	First Quarter Ended
	July 31,
	2010	2009

REAL ESTATE SEGMENT
Rental revenues	$150,722	$515,784
Rental property operating expenses, including depreciation	135,362	396,806

Operating income from discontinued operations	15,360	118,978
Income tax expense	(5,837)	(44,184)

Operating income from discontinued operations, net of tax	9,523	74,794

Gain on disposition of income-producing properties	114,938	—
Income tax expense	(63,998)	—

Gain on disposition of income-producing properties, net of tax	50,940	—

Earnings from discontinued operations, net of tax	$60,463	$74,794

NOTE 10. FAIR VALUE OF FINANCIAL INSTRUMENTS
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
Financial instruments in the Company’s condensed consolidated financial statements that are measured and recorded at fair value on a recurring basis are (1) deferred executive compensation plan assets, which are included in “Other Assets” in the condensed consolidated balance sheet; and (2) the corresponding liability owed to the plan participants that is equal in value to the plan assets, which is included in “Other Liabilities” in the condensed consolidated balance sheet. Given that the plan assets are invested in mutual funds and money market funds for which quoted market prices are readily available, the quoted prices are considered Level 1 inputs. Based on the quoted prices of the related investments, the fair value of the deferred executive compensation plan assets and the corresponding liability were $912,170 and $947,023 as of July 31, 2010, and April 30, 2010, respectively.
In addition to the financial instruments listed above that are required to be carried at fair value, the Company has determined that the carrying amounts of its cash and cash equivalents, restricted cash, accounts receivable and accounts payable approximate fair value due to their short-term maturities.
The Company had a certificate of deposit (“CD”) in the amount of $450,000 as of July 31, 2010, which is included within “Other assets” in the Company’s condensed consolidated balance sheet. This CD secures a letter of credit, which is required by the terms of the mortgage on the Company’s owned corporate headquarters building. Based on the rates currently available on certificates of deposit with similar terms, the CD’s carrying amount approximates its fair value as of July 31, 2010.
Based on the borrowing rates currently available for mortgage notes with similar terms and average maturities, the carrying value of the mortgage notes payable is a reasonable estimate of fair value. The fair value of mortgage notes payable was $8,340,580 and $8,399,116 as of July 31, 2010, and April 30, 2010, respectively. Based on the borrowing rates currently available for bank loans with similar terms and average maturities, the carrying value of the other debt is considered a reasonable estimate of fair value. The fair value of other debt was $1,965,365 and $1,950,109 as of July 31, 2010, and April 30, 2010, respectively.
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
The following discussion should be read in conjunction with the condensed consolidated financial statements, including the notes to those statements, which are presented elsewhere in this report. The Company also recommends that this discussion and analysis be read in conjunction with management’s discussion and analysis section and the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended April 30, 2010.
The following discussion has been updated to reflect the reclassifications discussed in Note 2 “Unaudited Statements” to the condensed consolidated financial statements.
The Company’s fiscal year 2011 will end on April 30, 2011.
OVERVIEW
BUILDING PERFORMANCE EFFICIENCY SEGMENT
The BPE Segment entered fiscal year 2011 with a backlog of approximately $15.4 million, which represents the highest backlog achieved by the BPE Segment in the Company’s history. As a result, BPE generated revenues in the first quarter of fiscal 2011 of approximately $4.8 million, representing a year-over-year increase in BPE revenues of 25% compared to last year’s first quarter, including a 50% year-over-year increase in Energy Savings Projects revenues. Nevertheless, BPE revenues outpaced new orders during the first quarter, leading to a decline in backlog during that period of $1.9 million. BPE backlog as of July 31, 2010, was approximately $13.5 million, which was 12% lower than the backlog at April 30, 2010, but was 64% higher than the backlog at July 31, 2009. BPE’s new order activity strengthened materially once again in August 2010, the first month of the second quarter of fiscal 2011, including the receipt of an award for a $5.8 million project with a state agency for retrocommissioning and related professional services that the Company expects to commence immediately and to substantially complete by the end of calendar year 2011.
The Company believes that the increase in BPE order activity over the last year is a direct result of three (3) distinct factors: the success of the Company’s enhanced sales and marketing efforts, which were initiated in fiscal 2009; an overall improvement in the capital spending environment for many of the BPE Segment’s customers; and the infusion of U.S. government expenditures for energy efficiency upgrades of government facilities. The Company believes that these factors will continue to be favorable for the BPE Segment during the remainder of fiscal year 2011. Management currently expects that the BPE Segment will generate positive EBITDA for the full fiscal year 2011, as revenues remain strong; however, EBITDA on a quarterly basis is more sensitive to fluctuations in the timing of revenues and may not be positive in an individual quarter. Moreover, management believes that a longer period of time will be required before the BPE Segment is able to generate sufficient sustained cash flow to fully fund the Company’s consolidated operations.
The Company currently anticipates that new order activity will be generated by the BPE Segment’s new product line, Fifth Fuel Management™, over the next several quarters. The BPE Segment has expanded its sales force to offer this new technology-enabled demand response and energy efficiency system to a network of utilities and independent system operators in the U.S., as well as to owners and operators of large commercial office buildings, retail stores, hotels, light industrial facilities and institutional buildings.

In February 2010, the Company received its initial multi-year orders for this new offering, and Fifth Fuel Management™ order bookings totaled approximately $800,000 in the fourth quarter of fiscal 2010. The Company created Fifth Fuel Management™ by expanding its Web-based iTendant® platform to become a real-time, energy optimization and demand response system. The new system was successfully tested at several large luxury hotels during the second quarter of fiscal 2010 in a pilot program for a major U.S. electric utility, implementing the demand response participation by controlling the hotels’ peak time energy usage. Demand response is emerging as a critical tactic to help address the growing imbalance in the supply and demand of generated electric power in the United States. The Company designed Fifth Fuel Management™ to be a cost effective and reliable way for utilities to optimize their customers’ demand response participation and to enable owners and operators of large, complex buildings to maximize the value of their investments in energy efficiency. In addition, the Company expects Fifth Fuel Management™ will provide additional opportunities for sales of the BPE Segment’s existing services and products, which can enable the BPE Segment to leverage its established customer base of building owners and operators to help utilities gain better utilization of their existing energy generating facilities and infrastructures. The Company believes the BPE Segment is now much better positioned to participate in the growing utility market sector, and as a result, anticipates that it will begin generating additional recurring revenues over the next year through new multi-year contracts with utilities. However, the Company’s ability to develop the new Fifth Fuel Management™ offering to its full potential will require additional capital.
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
REAL ESTATE SEGMENT
The Company’s Real Estate Segment is in the business of creating long-term value and has periodically realized gains through the sale of its real estate assets. The Company has historically generated substantial liquidity from such periodic sales, and the proceeds from such sales often have then been redeployed to the BPE Segment of the Company. In fact, in June 2010 the Company successfully closed on the sale of its owned shopping center in Jacksonville, Florida, generating net cash proceeds of approximately $2 million and a pre-tax gain on the sale of approximately $115,000. Also, in January 2010, the Company transferred its interest in an owned office building located in Newnan, Georgia, to the property’s note holder, which resulted in a pre-tax gain of approximately $1.2 million. See Note 10 “Discontinued Operations” to the condensed consolidated financial statements for more information. As a cumulative result of the real estate assets sales, the Company’s real estate portfolio now consists of only a few properties, and given recent declines in commercial real estate markets and asset valuations in the United States, the Company may be unable to sell any of its remaining real estate assets at acceptable prices, or at all, in the near future. The Company is continuing to monitor the sales and operating performance of the Real Estate Segment’s tenants, and is continuing to reduce Real Estate Segment operating costs.
LIQUIDITY
Despite the recent successes and achievements described above, the Company’s loss from continuing operations in the first quarter of fiscal 2011 resulted in significant usage of the Company’s cash, continuing the trend of substantial cash usage to fund operating losses in recent fiscal quarters. Although the BPE Segment generated positive EBITDA and net earnings from operations in the fourth quarter of fiscal 2010, and is expected to see improved financial performance during the balance of fiscal year 2011, a longer period of time will be required before the BPE Segment is able to generate sufficient sustained cash flow to fully fund the Company’s consolidated operations. The Company believes that it has, or can obtain, sufficient capital resources to operate its business in the ordinary course until the BPE Segment begins to generate sufficient sustained cash flow to fund the Company’s consolidated operations, which it may seek to obtain using any of the methods described below in “Liquidity and Capital Resources”; however, there can be no assurance that the Company would be successful in the efforts.
Historically, earnings before taxes have been indicative of the BPE Segment’s cash flow before taking into account the timing of receivables and payables. Given the continuing substantial revenue growth and earnings that the Company currently expects the BPE Segment to achieve in the next few fiscal quarters, the timing of when the segment will begin to generate consistent positive cash flow from operations will be dependent on the timing of collections on customer receivables and payments to vendors and suppliers. In addition, there can be no guarantee that the expected substantial revenue growth, positive EBITDA and net earnings from operations at the BPE Segment will actually occur, particularly if recent macro-economic conditions continue, or worsen, for an extended period of time. See “Liquidity and Capital Resources” later in this discussion and analysis section for more information.
RESULTS OF OPERATIONS
In the following charts, changes in revenues, cost of revenues, selling, general and administrative expenses, and loss from continuing operations before income taxes from period to period are analyzed on a segment basis, net of intersegment eliminations. For other information on a consolidated basis, refer to the Company’s condensed consolidated financial statements. For net earnings presented by segment before intercompany eliminations, refer to Note 6 “Operating Segments” to the condensed consolidated financial statements.

REVENUES
From Continuing Operations
For the first quarter of fiscal 2011, consolidated revenues from continuing operations, net of intersegment eliminations, were $5,091,194 compared to $4,115,415 for the first quarter of fiscal 2010, an increase of approximately 24%.
CHART A
REVENUES FROM CONTINUING OPERATIONS — SUMMARY BY SEGMENT
(Dollars in Thousands)

	First Quarter Ended
	July 31,		Amount	Percentage
	2010	2009	Change	Change

BPE (1)	$4,842	$3,873	$969	25
Real Estate	249	242	7	3

	$5,091	$4,115	$976	24

NOTES TO CHART A
(1)	The following table indicates the BPE Segment revenues by service and product type:
BPE SEGMENT REVENUES — SUMMARY BY SERVICE & PRODUCT TYPE
(Dollars in Thousands)

	First Quarter Ended
	July 31,		Amount	Percentage
	2010	2009	Change	Change

Energy Savings Projects	$3,019	$2,013	$1,006	50
Lighting Products	685	456	229	50
Energy Management Services	340	564	(224)	(40)
Fifth Fuel Management Services	57	—	57	—
Productivity Software	741	840	(99)	(12)

	$4,842	$3,873	$969	25

BPE Segment revenues increased by approximately $969,000, or 25%, in the first quarter of fiscal 2011 compared to the same period in fiscal 2010, primarily due to:
(a)	an increase in energy savings (lighting and mechanical) project revenues of approximately $1,006,000; and

(b)	an increase in lighting product revenues of approximately $229,000;
partially offset by:
(c)	a decrease in energy management services of approximately $224,000; and

(d)	a decrease in productivity software revenues of approximately $99,000.

The following table indicates the backlog of contracts and rental income, by segment.

			Increase
	July 31,		(Decrease)
	2010	2009	Amount	Percentage

BPE (1)	$13,489,000	$8,234,000	$5,255,000	64
Real Estate	1,437,000	1,380,000	57,000	4
Less: Intersegment eliminations (2)	(600,000)	(551,000)	(49,000)	(9)

Total Backlog	$14,326,000	$9,063,000	$5,263,000	58

(1)	BPE backlog at July 31, 2010, increased by approximately $5,255,000, or 64%, compared to the year-earlier period, primarily due to:
(a)	an increase of approximately $4,580,000 in energy savings (lighting and mechanical) projects;

(b)	approximately $642,000 in backlog from the BPE Segment’s new Fifth Fuel Management TM service offering;

(c)	an increase of approximately $77,000 in energy management consulting services; and

(d)	an increase of approximately $50,000 in lighting products from the Company’s lighting distribution business;
partially offset by:
(e)	a decrease of approximately $96,000 in productivity software products and services.
BPE backlog includes some contracts that can be cancelled by customers with less than one (1) year’s notice, and assumes that such cancellation provisions will not be invoked. The value of such contracts included in the prior year’s backlog that were subsequently cancelled was approximately $123,000, or 1.5%.

(2)	Represents rental revenues at the Company’s owned headquarters building to be paid to the Real Estate Segment by the Parent Company and the BPE Segment.
The Company estimates that a substantial majority of the backlog at July 31, 2010, will be recognized prior to July 31, 2011. No assurance can be given as to future backlog levels or whether the Company will actually realize earnings from revenues that result from the backlog at July 31, 2010.
COST OF REVENUES
From Continuing Operations
As a percentage of total segment revenues from continuing operations (see Chart A), the total applicable costs of revenues (see Chart B) of $3,816,013 in the first quarter of fiscal 2011 and $2,895,094 in the first quarter of fiscal 2010, were 75% and 70%, respectively. In reviewing Chart B, the reader should recognize that the volume of revenues generally will affect the amounts and percentages presented.

The figures in Chart B are net of intersegment eliminations.
CHART B
COST OF REVENUES
FROM CONTINUING OPERATIONS SUMMARY BY SEGMENT
(Dollars in Thousands)

			Percentage of Segment
			Revenues for the
	First Quarter Ended		First Quarter Ended
	July 31,		July 31,
	2010	2009	2010	2009

BPE (1)	$3,565	$2,625	74	68
Real Estate	251	270	101	112

	$3,816	$2,895	75	70

NOTES TO CHART B
(1)	BPE Segment cost of revenues increased by approximately $940,000 , or 36%, in the first quarter of fiscal 2011 compared to the same period in fiscal 2010, primarily due to a corresponding increase in revenues (See Chart A).

On a percentage-of-revenues basis, BPE Segment cost of revenues increased by approximately 6% in the first quarter of fiscal 2011 compared to the same period in fiscal 2010, primarily due to a change in the mix of services and products and an increasingly competitive market pricing environment for energy savings projects.
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
From Continuing Operations
As a percentage of total segment revenues from continuing operations (see Chart A), the total applicable selling, general and administrative expenses (“SG&A”) (see Chart C), net of intersegment eliminations, of $2,496,444 in the first quarter of fiscal 2011 and $2,385,760 in the first quarter of fiscal 2010, were 49% and 58%, respectively. In reviewing Chart C, the reader should recognize that the volume of revenues generally will affect the amounts and percentages presented. The percentages in Chart C are based upon expenses as they relate to segment revenues from continuing operations (see Chart A), with the exception that Parent and total expenses relate to total consolidated revenues from continuing operations.
The figures in Chart C are net of intersegment eliminations.

CHART C
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
FROM CONTINUING OPERATIONS BY SEGMENT
(Dollars in Thousands)

			Percentage of Segment
			Revenues for the
	First Quarter Ended		First Quarter Ended
	July 31,		July 31,
	2010	2009	2010	2009

BPE (1)	$1,577	$1,360	33	35
Real Estate	135	157	54	65
Parent Company	784	869	15	21

	$2,496	$2,386	49	58

NOTES TO CHART C
(1)	BPE Segment SG&A expenses increased by approximately $217,000, or 16%, in the first quarter of fiscal 2011 compared to the same period in fiscal 2010, primarily due to higher personnel-related costs, product development expenses, and sales and marketing expenses.
LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES
Consolidated loss from continuing operations before income taxes was $1,419,846 in the first quarter of fiscal year 2011, compared to $1,313,701 in the same period of fiscal year 2010, an increase in the loss of $106,145, or 8%.
The figures in Chart D are net of intersegment eliminations.
CHART D
LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES
SUMMARY BY SEGMENT
(Dollars in Thousands)

	First Quarter Ended		(Increase)
	July 31,		Decrease
	2010	2009	Amount

BPE (1)	$(314)	$(124)	$(190)
Real Estate (2)	(284)	(323)	39
Parent Company (3)	(822)	(867)	45

	$(1,420)	$(1,314)	$(106)

NOTES TO CHART D
(1)	BPE Segment loss before income taxes increased by approximately $190,000, or 153%, in the first quarter of fiscal 2011 compared to the same period in fiscal 2010, primarily due to an increase in revenues of approximately $969,000 (see Chart A), an increase in gross margin of approximately $28,000 offset by an increase in SG&A expenses of approximately $217,000 (see Chart C).
(2)	Real Estate Segment loss before income taxes decreased by approximately $39,000, or 12%, in the first quarter of fiscal 2011 compared to the same period in fiscal 2010, primarily due to a decrease in SG&A expenses of approximately $22,000 (see Chart C).
(3)	Parent Company loss before income taxes decreased by approximately $45,000, or 5%, in the first quarter of fiscal 2011 compared to the same period in fiscal 2010, primarily due to a decrease in SG&A expenses of approximately $85,000 (see Chart C), partially offset by an increase in other expenses of approximately $41,000.
INCOME TAX BENEFIT
The Company’s effective rate for income taxes, based upon estimated annual income tax rates, approximated 42.9% of the loss from continuing operations before income taxes for the first quarter of fiscal 2011 and 40.6% for the comparable period in fiscal year 2010.
DISCONTINUED OPERATIONS
On June 9, 2010, the Real Estate Segment sold its owned shopping center in Jacksonville, Florida, for a sales price of approximately $9.9 million. As part of this transaction, the buyer assumed in full the mortgage note payable on the property of approximately $6.9 million. The Company recognized a pre-tax gain on the sale of approximately $115,000 in the first quarter of fiscal 2011. The Company’s federal and state tax liabilities on the disposition were approximately $64,000. These tax liabilities primarily resulted from the pre-tax gain of approximately $115,000 on the disposition and the operating earnings of the property during the current fiscal year. These tax liabilities were offset by the Company’s net operating loss carry-forwards for tax purposes.
On January 29, 2010, the Real Estate Segment disposed of its interest in its owned office building in Newnan, Georgia. In this transaction, the Real Estate Segment transferred its approximately $2.0 million interest in the property and related assets to the note holder, which satisfied in full the Company’s liability for the approximately $3.2 million remaining balance on the property’s non-recourse mortgage loan. Correspondingly, the Company recognized a pre-tax gain of approximately $1.2 million in the third quarter of fiscal 2010 as a result of the elimination of the balance of the indebtedness on the property. The Company’s federal and state tax liabilities on the disposition were approximately $0.6 million. These tax liabilities primarily resulted from the pre-tax gain of approximately $1.2 million on the disposition, partially offset by operating losses of the property during the current fiscal year. These tax liabilities were offset by the Company’s net operating loss carry-forwards for tax purposes.

In accordance with GAAP, the Company’s financial statements have been prepared with the results of operations and cash flows of these disposed properties shown as discontinued operations. All historical statements have been restated in accordance with GAAP.
LIQUIDITY AND CAPITAL RESOURCES
Between April 30, 2010, and July 31, 2010, the Company’s cash decreased by a total of $126,155, or 7%. The Company’s working capital increased by approximately $974,000, or 27%, between April 30, 2010, and July 31, 2010, which was largely the result of cash proceeds from the sale of real estate of approximately $2 million and by a reduction in trade accounts payable of approximately $1.4 million in the current fiscal year.
The following describes the changes in the Company’s cash from April 30, 2010, to July 31, 2010:
Operating activities used cash of approximately $1,921,000, primarily as a result of:
(a)	current year losses from continuing operations before depreciation, amortization, and income taxes of approximately $1,119,000;

(b)	an increase in other current and long-term assets of approximately $442,000; and

(c)	a net decrease in trade accounts payable, accrued expenses, and other liabilities of approximately $1,278,000;
partially offset by:
(d)	an increase in billings in excess of costs and earnings of approximately $426,000; and

(e)	a decrease in net accounts receivable of approximately $483,000.
Investing activities used cash of approximately $95,000, primarily as a result of:
(a)	approximately $70,000 used for additions to intangible assets, primarily related to enhancements to the BPE Segment’s proprietary building productivity software solutions; and

(b)	approximately $28,000 used for additions to property and equipment, primarily related to computer hardware purchases.
Financing activities used cash of approximately $79,000 primarily for:
(a)	scheduled principal payments on real estate mortgage notes of approximately $42,000; and

(b)	payment of the regular quarterly cash dividends to shareholders of approximately $37,000.
Discontinued operations provided cash of approximately $1,969,000, primarily as a result of the sale of an income-producing property.
During the first quarter of fiscal 2011, operating activities used approximately $1,921,000 of cash, primarily due to the operating loss and the reduction in accounts payable, partially offset by a reduction in accounts receivable. The significant BPE Segment backlog at July 31, 2010, and the increased order activity as discussed above are expected to result in substantially higher revenues in fiscal 2011, and management believes that the BPE Segment will be able to generate positive cash flow from operations during the year as a result. However, management believes that a longer period of time will be required before the BPE Segment is able to generate sufficient sustained cash flow to fully fund the Company’s consolidated operations. Recent growth in the BPE Segment’s business has strained the Company’s capital resources. However, the Company believes that it has sufficient capital resources on hand to operate its business in the ordinary course for the next twelve (12) months. The Company also currently believes that it has, or can obtain, sufficient capital resources to continue to operate its business in the ordinary course until the BPE Segment begins to generate sufficient cash flow to fund the Company’s consolidated operations, although there can be no guarantee that this will be the case, particularly if the macro-economic conditions experienced in recent fiscal years continue for an extended period of time, or worsen.
Achieving sufficient positive cash flow from the operations of the BPE Segment to fund the Company’s consolidated operations will depend on the occurrence of a number of assumed factors, including the timing and volume of additional revenues generated by new material contracts, which historically have been difficult to predict, and the timing of collections of customer receivables and payments to vendors and suppliers. Consequently, there can be no assurance that the Company will achieve sufficient positive cash flow to fund the Company’s consolidated operations through BPE Segment operations in the near term, or at all.
The Company historically has generated substantial liquidity from the periodic sales of real estate assets, and the proceeds from such sales often have then been redeployed to the BPE Segment of the Company. Most recently, in June 2010 the Company successfully closed on the sale of its owned shopping center in Jacksonville, Florida, generating net cash proceeds of approximately $2 million and a pre-tax gain on the sale of approximately $115,000. As a cumulative result of the Company’s real estate asset sales in recent years, the Company’s real estate portfolio now consists of only a few properties, and given recent declines in commercial real estate markets and asset valuations in the United States, the Company may be unable to sell any of its remaining real estate assets at acceptable prices, or at all, in the near future.
The Company in recent years has not utilized bank lines of credit for operating purposes and does not currently have in place any such line of credit. As of July 31, 2010, the Company has drawn $982,000 in loans against its interest in the cash surrender value of certain life insurance policies; however, there is currently minimal additional borrowing capacity left under such policies.
In the event that currently available cash, cash generated from operations, and cash generated from real estate sales were not sufficient to meet future operating cash requirements, the Company would need to sell additional real estate or other assets at potentially otherwise unacceptable prices, seek external debt financing or refinancing of existing debt, seek to raise funds through the issuance of equity securities, or limit growth or curtail operations to levels consistent with the constraints imposed by the available cash and cash flow, or any combination of these options. Depending on the form of such additional capital, the equity interests of the Company’s existing shareholders could be diluted as a result. In addition, the development of the BPE Segment’s new Fifth Fuel Management™ offering to its full potential will require the investment of additional capital, which the Company may seek to raise through outside sources or the sale of assets.

The Company’s ability to secure debt or equity financing or to sell real estate or other assets, whether for normal working capital and capital expenditure purposes or to develop the Fifth Fuel Management™ offering, could be limited by economic and financial conditions at any time, but likely would be severely limited by credit, equity and real estate market conditions similar to those that have existed in recent years. Management cannot provide assurance that any reductions in planned expenditures or curtailment of operations would be sufficient to cover potential shortfalls in available cash, or that debt or equity financing or real estate or other asset sales would be available on terms acceptable to management, if at all, in which event the Company could deplete its capital resources before achieving sufficient cash flow to fully fund consolidated operations, and might be obliged to explore strategic alternatives for its business.
The Company has no material commitments for capital expenditures. However, the Company does expect that total capital spending in fiscal year 2011 will approximate $790,000, including BPE Segment expenditures of approximately $510,000 for proprietary BPE software solutions and approximately $240,000 for property and equipment, Real Estate Segment expenditures of approximately $20,000, and Parent Company expenditures of approximately $20,000. Of these forecasted amounts, approximately $75,000, or 10%, of the BPE Segment expenditures were already expended during the first quarter of the fiscal year. No significant amounts of the forecasted Real Estate Segment and Parent Company expenditures were expended during the first quarter of the fiscal year. Other significant uses of cash are anticipated to be regular scheduled principal repayments of the Real Estate Segment’s mortgage loans and the regular cash requirements of corporate headquarters. The Company’s uses of cash are not expected to change materially in the near future, with the exception of Real Estate Segment capital expenditures, which may increase if significant discretionary tenant improvements and lease commission payments are used for tenant leasing. This discretionary use of cash would be recovered during the terms of such new leases by the additional rental income generated as a result.
The Company currently has two (2) mortgage notes on long-term real estate assets and two (2) other long-term debt obligations. The owned shopping center mortgage loan contains a provision that requires a Real Estate Segment subsidiary to maintain a net worth of at least $4 million. The owned office building mortgage loan contains a provision that requires the same Real Estate Segment subsidiary to maintain a net worth of at least $2 million. The subsidiary referred to in these mortgage loan provisions had a net worth of approximately $16.4 million as of July 31, 2010. The Real Estate Segment’s mortgage notes contain no other financial covenants. None of the Company’s other long-term debt obligations have any financial or non-financial covenants.
The cash principal payment obligations during the next twelve (12) months related to the Company’s long-term debt are expected to be approximately $325,000.
CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
Certain statements contained or incorporated by reference in this Quarterly Report on Form 10-Q, including without limitation, statements containing the words “believes,” “anticipates,” “estimates,” “expects,” “plans,” “projects,” “forecasts,” and words of similar import, are forward-looking statements within the meaning of the federal securities laws. Forward-looking statements in this report include, without limitation: the Company’s expected continuing strengthening of orders and achievement of positive EBITDA for its BPE Segment; trends in the BPE Segment’s government business and private sector business; the Company’s expectations of generating additional recurring revenues as a result of the BPE Segment’s new Fifth Fuel Management™ offering; the expected timing of the recognition as revenue of current backlog; and the Company’s expectations concerning the adequacy of its capital resources for future operations. Such forward-looking statements involve known and unknown risks, uncertainties, and other matters which may cause the actual past results, performance, or achievements of the Company to be materially different from any future results, performance, or uncertainties expressed or implied by such forward-looking statements. Factors affecting forward-looking statements include, without limitation, the length and severity of the current ongoing uncertain macro-economic conditions and disruptions in the capital markets; the ability and timing of the BPE Segment achieving increased sales, positive cash flows, and profits; the health of the commercial real estate market; the Company’s ability to attract, retain, and motivate key personnel; the Company’s ability to secure additional capital; and the other factors identified under the caption “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended April 30, 2010, as updated from time to time in the Company’s Quarterly Reports on Form 10-Q.
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

The Company performed the annual impairment analysis of goodwill and indefinite-lived intangible assets for the BPE Segment in the quarter ended January 31, 2010. The annual analysis resulted in a determination of no impairment. Management considers both positive and negative indicators of impairment on an interim basis. The Company has concluded it was not necessary to perform an interim test of goodwill impairment as of July 31, 2010.
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

The Company will have to generate $6.1 million of taxable income in future years to realize the federal NOL carryforwards and an additional $23.6 million of taxable income in future years to realize the state NOL carryforwards. These amounts of taxable income would allow for the reversal of the $3.2 million DTA related to NOL carryforwards. There is a long carryforward period remaining for the NOL carryforwards. The oldest federal NOL carryforwards will expire in the April 30, 2024, tax-year, and the most recent federal NOL carryforwards will expire in the April 30, 2031, tax-year. The significant state NOL carryforwards will also expire between the April 30, 2024, and April 30, 2031, tax years. The Company has no material permanent book/tax differences.
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

PART II. OTHER INFORMATION
ITEM 1A. RISK FACTORS
The reader should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2010, which could materially affect the business, financial condition or future operating results of the Company. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also could materially affect the Company’s business, financial condition and/or operating results.
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

SERVIDYNE, INC. (Registrant)
Date: September 14, 2010	/s/ Alan R. Abrams
Alan R. Abrams
Chief Executive Officer

Date: September 14, 2010	/s/ Rick A. Paternostro
Rick A. Paternostro
Chief Financial Officer