Form 10-Q
period 2010-10-31
SERVIDYNE, INC.
filed 2010-12-15
CIK 1923

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
QUARTERLY REPORT
Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934
For the quarter ended October 31, 2010
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
Yes ☐     No ☑
The number of shares of $1.00 par value Common Stock of the Registrant outstanding as of November 30, 2010, was 3,675,982.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 4. CONTROLS AND PROCEDURES
PART II. OTHER INFORMATION
ITEM 1A. RISK FACTORS
ITEM 6. EXHIBITS
SIGNATURES
EX-10.1
EX-31.1
EX-31.2
EX-32.1
EX-32.2
SERVIDYNE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	October 31, 2010	April 30, 2010
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,408,230	$1,923,641
Receivables (Note 5):
Trade accounts and notes, net of allowance for doubtful accounts of $85,397 and $58,989, respectively	875,164	973,442
Contracts, net of allowance for doubtful accounts of $52,847 and $22,530, respectively, including retained amounts of $521,623 and $675,281, respectively	3,132,729	3,337,177
Costs and earnings in excess of billings	1,253,030	715,129
Assets of discontinued operations (Note 10)	68,684	150,970
Deferred income taxes	359,878	401,223
Other current assets	1,734,215	1,265,326

Total current assets	9,831,930	8,766,908

INCOME-PRODUCING PROPERTIES, net	7,992,605	8,701,893
PROPERTY AND EQUIPMENT, net	607,759	682,445
ASSETS OF DISCONTINUED OPERATIONS (Note 10)	—	8,881,447
DEFERRED INCOME TAXES	—	6,666
OTHER ASSETS:
Real estate held for future development or sale	853,109	853,109
Intangible assets, net (Note 8)	2,527,974	2,684,057
Goodwill (Note 8)	6,354,002	6,354,002
Other assets (Note 9)	2,807,072	2,909,158

Total assets	$30,974,451	$39,839,685

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Trade and subcontractors payables	$3,135,961	$2,465,112
Accrued expenses	1,469,691	1,429,321
Deferred revenue	357,937	507,383
Billings in excess of costs and earnings	89,402	53,100
Liabilities of discontinued operations (Note 10)	21,390	417,681
Short-term debt and current maturities of long-term debt	327,187	322,436

Total current liabilities	5,401,568	5,195,033

DEFERRED INCOME TAXES	222,803	—
LIABILITIES OF DISCONTINUED OPERATIONS (Note 10)	—	7,943,165
OTHER LIABILITIES	1,061,264	1,039,633
MORTGAGE NOTES PAYABLE, less current maturities	7,951,286	8,040,375
OTHER LONG-TERM DEBT, less current maturities (Note 12)	1,938,069	1,832,000

Total liabilities	16,574,990	24,050,206

COMMITMENTS AND CONTINGENCIES (Note 14)

SHAREHOLDERS’ EQUITY:
Common stock, $1 par value; 10,000,000 shares authorized; 3,919,373 issued and 3,675,982 outstanding at October 31, 2010; 3,919,773 issued and 3,676,383 outstanding at April 30, 2010	3,919,373	3,919,773

Additional paid-in capital	6,292,295	6,206,521
Retained earnings	5,193,941	6,669,330
Treasury stock (common shares) of 243,391 and 243,390, respectively	(1,006,148)	(1,006,145)

Total shareholders’ equity	14,399,461	15,789,479

Total liabilities and shareholders’ equity	$30,974,451	$39,839,685

See accompanying notes to condensed consolidated financial statements.

SERVIDYNE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	SECOND QUARTER ENDED		SIX MONTHS ENDED
	OCTOBER 31,		OCTOBER 31,
	2010	2009	2010	2009
REVENUES:
Building Performance Efficiency (“BPE”)	$7,519,147	$3,922,541	$12,360,874	$7,795,649
Real Estate	252,587	240,875	502,054	483,182

	7,771,734	4,163,416	12,862,928	8,278,831

COST OF REVENUES:
BPE	5,403,096	2,670,904	8,968,113	5,295,513
Real Estate	241,475	253,909	492,471	524,394

	5,644,571	2,924,813	9,460,584	5,819,907

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:	2,552,113	2,293,974	5,048,557	4,679,734

OTHER (INCOME) AND EXPENSES:
Other income	(72,457)	(56,988)	(45,825)	(67,252)
Interest income	(22)	(2,326)	(39)	(7,610)
Interest expense	175,273	163,551	347,241	327,361
Loss on impairment of income-producing property (Note 13)	589,559	—	589,559	—

	692,353	104,237	890,936	252,499

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(1,117,303)	(1,159,608)	(2,537,149)	(2,473,309)

INCOME TAX BENEFIT	(418,962)	(418,583)	(1,028,602)	(951,904)

LOSS FROM CONTINUING OPERATIONS	(698,341)	(741,025)	(1,508,547)	(1,521,405)

DISCONTINUED OPERATIONS (Note 10):
(Loss) earnings from discontinued operations, adjusted for applicable income tax (benefit) expense of ($1,913), $14,805, $3,924 and $58,989, respectively	(3,120)	33,003	6,403	107,797
Gain on disposition of income-producing properties, adjusted for applicable income tax expense of $27,146, $0, $91,144 and $0, respectively	49,633	—	100,573	—

EARNINGS FROM DISCONTINUED OPERATIONS	46,513	33,003	106,976	107,797

NET LOSS	$(651,828)	$(708,022)	$(1,401,571)	$(1,413,608)

NET EARNINGS (LOSS) PER SHARE (Note 7):
From continuing operations — basic and diluted	$(0.19)	$(0.19)	$(0.41)	$(0.41)
From discontinued operations — basic and diluted	.01	—	.03	.03

NET LOSS PER SHARE — BASIC AND DILUTED	$(0.18)	$(0.19)	$(0.38)	$(0.38)

WEIGHTED AVERAGE SHARES OUTSTANDING — BASIC AND DILUTED	3,676,010	3,690,288	3,676,188	3,690,791

See accompanying notes to condensed consolidated financial statements.

SERVIDYNE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	SIX MONTHS ENDED
	OCTOBER 31,
	2010	2009
Cash flows from operating activities:
Net loss	$(1,401,571)	$(1,413,608)
Adjustments to reconcile net loss to net cash used in operating activities:
Earnings from discontinued operations, net of tax	(106,976)	(107,797)
Loss on impairment of income-producing property	589,559	—
(Loss) gain on disposal of assets	(1,385)	1,378
Depreciation and amortization	586,257	553,045
Deferred tax benefit	(1,021,206)	(977,983)
Stock compensation expense	85,374	93,034
Adjustment to cash surrender value of life insurance	(34,771)	(69,217)
Straight-line rent	2,122	(8,917)
Provision for doubtful accounts, net	56,725	(59,413)
Changes in assets and liabilities:
Receivables	246,001	(513,873)
Costs and earnings in excess of billings	(537,901)	374,801
Other current and long-term assets	(413,660)	(211,680)
Trade and subcontractors payable	670,849	(267,870)
Accrued expenses and deferred revenue	(91,010)	271,255
Billings in excess of costs and earnings	36,302	933,988

Net cash used in operating activities	(1,335,291)	(1,402,857)

Cash flows from investing activities:
Premiums paid on officers’ life insurance policies	(5,464)	(27,464)
Purchase of money market account investment	(500,000)	—
Proceeds from termination of split-dollar life insurance agreement	194,601	—
Additions to income-producing properties	(6,280)	(128,925)
Additions to property and equipment	(38,510)	(60,028)
Additions to intangible assets	(195,039)	(314,192)
Proceeds from sale of property and equipment	5,454	2,000

Net cash used in investing activities	(545,238)	(528,609)

Cash flows from financing activities:
Mortgage repayments	(84,338)	(78,370)
Debt repayments	—	(100,000)
Repurchase of common stock	—	(4,625)
Proceeds from other long-term debt	500,000	—
Cash dividends paid to shareholders	(73,818)	(111,683)

Net cash provided by (used in) financing activities	341,844	(294,678)

DISCONTINUED OPERATIONS:
Operating activities	51,467	358,323
Investing activities	1,987,556	49,764
Financing activities	(15,749)	(99,648)

Net cash provided by discontinued operations	2,023,274	308,439

Net increase (decrease) in cash and cash equivalents	484,589	(1,917,705)
Cash at beginning of period	1,923,641	4,821,126

Cash at end of period	$2,408,230	$2,903,421

Supplemental disclosure of non-cash investing and financing activities:
Reduction in cash surrender value of life insurance policies	$412,000	$—
Reduction in loans against interest in cash surrender value of life insurance policies	$(412,000)	$—

Change in fair market value of deferred executive compensation plan assets and liabilities	$13,242	$—
See accompanying notes to condensed consolidated financial statements.

SERVIDYNE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE 1. ORGANIZATION AND BUSINESS
Servidyne, Inc. (together with its subsidiaries, the “Company”) was organized under Delaware law in 1960. In 1984, the Company changed its state of incorporation from Delaware to Georgia. The Company’s Building Performance Efficiency (“BPE”) Segment provides comprehensive energy efficiency and demand response solutions, sustainability programs, and other building performance-enhancing products and services to owners and operators of existing buildings, energy services companies, and public and investor-owned utilities. The Company’s Real Estate Segment engages in the asset management of its commercial income-producing properties and undeveloped land.
NOTE 2. UNAUDITED STATEMENTS
The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principles (“GAAP”) in the United States of America, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to such rules and regulations, although management believes that the accompanying disclosures are adequate to make the information presented not misleading. In the opinion of management, the accompanying financial statements contain all adjustments, consisting of normal recurring accruals, which are necessary for a fair statement of the results for the interim periods presented. These financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended April 30, 2010. Results of operations for interim periods are not necessarily indicative of annual results.
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
In January 2010, the FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820) —Improving Disclosures about Fair Value Measurements. ASU 2010-06 requires some new disclosures and clarifies some existing disclosure requirements about fair value measurement as set forth in Codification Subtopic 820-10. ASU 2010-06 amends Codification Subtopic 820-10 to now require (1) an entity to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers; (2) in the reconciliation for fair value measurements using significant Level 3 unobservable inputs, an entity should present separately information about purchases, sales, issuances, and settlements; and (3) an entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. This new pronouncement was effective for interim and annual reporting periods beginning after December 15, 2009. The Company has determined that adoption did not have a significant impact on the determination or reporting of the Company’s financial results.
NOTE 4. EQUITY-BASED COMPENSATION
The Company has three (3) outstanding types of equity-based incentive compensation instruments in effect with employees, non-employee directors and certain outside service providers: stock options, stock appreciation rights, and restricted stock. Most of these equity-based instruments were granted under the terms of the Company’s 2000 Stock Award Plan (the “2000 Award Plan”). The Company typically uses authorized, unissued shares to provide shares for these equity-based instruments. As of May 1, 2010, no additional awards of equity-based incentive compensation instruments can be granted under the 2000 Award Plan, as the Plan has expired.
For the second quarter and the six (6) months ended October 31, 2010, total equity-based compensation expenses were $40,307 and $85,374, respectively, and the related income tax benefits were $15,317 and $32,443, respectively. Comparatively, for the second quarter and the six (6) months ended October 31, 2009, total equity-based compensation expenses were $43,073 and $93,035, respectively, and the related income tax benefits were $16,240 and $35,225, respectively. All of these expenses are included in selling, general and administrative expenses in the condensed consolidated statements of operations. At October 31, 2010, there were total unrecognized equity-based compensation expenses of $254,259 that are expected to be recognized over a weighted average period of approximately 1.7 years.

Stock Options
A summary of stock options activity for the six (6) months ended October 31, 2010, is as follows:

Weighted
	Options to	Average
	Purchase	Exercise
	Shares	Price
Outstanding at April 30, 2010	482,486	$4.46
Granted	—	—
Forfeited	—	—
Expired	—	—
Exercised	—	—

Outstanding at October 31, 2010	482,486	$4.46

Vested at October 31, 2010	482,486	$4.46

Non-vested at October 31, 2010, that are expected to vest	—	$—

Stock options typically vest over a period of two (2) years. The maximum contractual term of the stock options is ten (10) years. As of October 31, 2010, none of the outstanding stock options, vested or non-vested, were “in the money.”
A summary of information about all stock options outstanding as of October 31, 2010, is as follows:

		Weighted Average
Exercise	Number of	Remaining Contractual
Price	Outstanding Options	Term (Years)
$4.42	415,629	2.03
$4.59	55,440	4.40
$5.19	917	3.63
$5.24	10,500	2.62
The Company estimates the fair value of each stock option award on the date of grant using the Black-Scholes option-pricing model. The risk-free interest rate utilized in the Black-Scholes calculation is the interest rate of the U.S. Treasury Bill having the same maturity period as the expected life of the stock option award. The expected life of the stock option granted is based on the estimated holding period of the awarded stock option. The expected volatility of the stock option granted is based on the historical volatility of the Company’s stock over the preceding five-year period using the month-end closing stock price.
Compensation expenses related to the vesting of stock options for the second quarter and the six (6) months ended October 31, 2010, were $0 and $242, respectively, and the related income tax benefits were $0 and $92, respectively. Comparatively, related compensation expenses for the second quarter and the six (6) months ended October 31, 2009, were $242 and $2,417, respectively, and the related income tax benefits were $92 and $919, respectively.

Stock Appreciation Rights (“SARs”)
A summary of SARs activity for the six (6) months ended October 31, 2010, is as follows:

		Weighted
		Average
		Exercise
	SARs	Price
Outstanding at April 30, 2010	927,425	$3.85
Granted	—	—
Exercised	—	—
Forfeited	(52,500)	4.76

Outstanding at October 31, 2010	874,925	$3.79

Vested at October 31, 2010	155,579	$4.06

Non-vested at October 31, 2010, that are expected to vest	521,687	$3.80

All SARs have a five-year vesting period. Typically, thirty percent (30%) of the SARs will vest on the third (3rd) year anniversary of the date of grant, thirty percent (30%) will vest on the fourth (4th) year anniversary of the date of grant, and forty percent (40%) will vest on the fifth (5th) year anniversary of the date of grant. All SARs have early vesting provisions by which one hundred percent (100%) of the SARs would vest immediately (a) on the date of a change in control of the Company; or (b) if the Company’s stock price were to close at or above a certain price for ten (10) consecutive trading days. For SARs granted prior to the stock dividend that occurred in the first quarter of fiscal 2009, the triggering price for early vesting is $19.05 per share. For SARs granted subsequent to the stock dividend that occurred in the first quarter of fiscal 2009, the triggering price for early vesting for SARs issued under the 2000 Award Plan is $20.00 per share, and the triggering price for early vesting for SARs not issued under the 2000 Award Plan is $19.05 per share. The maximum contractual term of all SARs is ten (10) years. As of October 31, 2010, 181,500 of the non-vested outstanding SARs, with a weighted average exercise price of $2.13, were “in the money,” whereas none of the vested outstanding SARs were “in the money.”
A summary of information about all SARs outstanding as of October 31, 2010, is as follows:

			Weighted Average
Exercise	Outstanding	Vested	Remaining Contractual
Price	SARs	SARs	Term (Years)
$3.94	180,495	108,959	5.66
$3.79	109,830	33,390	6.10
$4.19	10,500	3,150	6.62
$6.19	33,600	10,080	6.92
$5.00	52,500	0	7.48
$4.76	84,000	0	7.62
$4.00	22,500	0	7.88
$2.30	30,000	0	8.61
$4.00	200,000	0	9.04
$2.12	20,000	0	9.11
$2.09	131,500	0	9.40
The Company estimates the fair value of each award of SARs on the date of grant using the Black-Scholes option-pricing model. The risk-free interest rate utilized in the Black-Scholes calculation is the interest rate of the U.S. Treasury Bill having the same maturity as the expected life of the SARs award.

The expected life of the SARs granted is based on the estimated holding period of the award. The expected volatility of the SARs granted is based on the historical volatility of the Company’s stock over the preceding five-year period using the month-end closing stock price.
Compensation expenses related to the vesting of SARs for the second quarter and the six (6) months ended October 31, 2010, were $39,762 and $83,204, respectively, and the related income tax benefits were $15,110 and $31,618, respectively. Comparatively, related compensation expenses for the second quarter and the six (6) months ended October 31, 2009, were $41,215 and $85,719, respectively, and the related income tax benefits were $15,534 and $32,444, respectively.
Shares of Restricted Stock
Prior to the expiration of the 2000 Award Plan, the Company periodically awarded shares of restricted stock to employees, non-employee directors and certain outside service providers. The awards were recorded at fair market value on the date of grant and typically vested over a period of one (1) year. As of October 31, 2010, there were unrecognized compensation expenses totaling $647 related to grants of shares of restricted stock, which the Company expects to be recognized over the ensuing year.
Compensation expenses related to the vesting of shares of restricted stock for the second quarter and the six (6) months ended October 31, 2010, were $545 and $1,928, respectively, and the related income tax benefits were $207 and $733, respectively. Comparatively, the related compensation expenses for the second quarter and the six (6) months ended October 31, 2009, were $1,616 and $4,899, respectively, and the related income tax benefits were $614 and $1,862, respectively.
The following table summarizes restricted stock activity for the six (6) months ended October 31, 2010:

		Weighted Average
	Number of	Fair Value
	Shares of	per Share
	Restricted Stock	on Grant Date
Non-vested restricted stock at April 30, 2010	3,150	$2.99
Granted	—	—
Forfeited	(400)	2.11
Vested	(1,050)	4.76

Non-vested restricted stock at October 31, 2010	1,700	$2.11

NOTE 5. RECEIVABLES
All net contract and trade receivables are expected to be collected within one (1) year.
NOTE 6. OPERATING SEGMENTS
The table below shows selected financial data on an operating segment basis, including intersegment revenues, costs and expenses. In this presentation, management fee expenses charged by the Parent Company are not included in the segments’ results.

For the Second Quarter
Ended October 31, 2010	BPE	Real Estate	Parent (1)	Eliminations	Consolidated

Revenues from unaffiliated customers
BPE Segment services and products:
Energy savings projects	$5,803,363				$5,803,363
Lighting products	531,177				531,177
Energy management services	426,496				426,496
Fifth fuel management services	33,967				33,967
Productivity software	724,144				724,144

Total revenues from unaffiliated customers	$7,519,147	$252,587	$—	$—	$7,771,734
Intersegment revenue	—	77,270	—	(77,270)	—

Total revenues from continuing operations	$7,519,147	$329,857	$—	$(77,270)	$7,771,734

Earnings (loss) from continuing operations before income taxes	$383,153	$(547,595)	$(1,017,151)	$64,290	$(1,117,303)

For the Six Months
Ended October 31, 2010	BPE	Real Estate	Parent (1)	Eliminations	Consolidated

Revenues from unaffiliated customers
BPE Segment services and products:
Energy savings projects	$8,821,955				$8,821,955
Lighting products	1,215,912				1,215,912
Energy management services	766,586				766,586
Fifth fuel management services	91,026				91,026
Productivity software	1,465,395				1,465,395

Total revenues from unaffiliated customers	$12,360,874	$502,054	$—	$—	$12,862,928
Intersegment revenue	—	222,254	—	(222,254)	—

Total revenues from continuing operations	$12,360,874	$724,308	$—	$(222,254)	$12,862,928

(Loss) earnings from continuing operations before income taxes	$(218,223)	$(481,008)	$(1,901,562)	$63,644	$(2,537,149)

For the Second Quarter
Ended October 31, 2009	BPE	Real Estate	Parent (1)	Eliminations	Consolidated

Revenues from unaffiliated customers
BPE Segment services and products:
Energy savings projects	$2,048,382				$2,048,382
Lighting products	484,287				484,287
Energy management services	457,714				457,714
Fifth fuel management services	—				—
Productivity software	932,158				932,158

Total revenues from unaffiliated customers	$3,922,541	$240,875	$—	$—	$4,163,416
Intersegment revenue	—	136,043	—	(136,043)	—

Total revenues from continuing operations	$3,922,541	$376,918	$—	$(136,043)	$4,163,416

(Loss) earnings from continuing operations before income taxes	$(352,474)	$28,522	$(841,640)	$5,984	$(1,159,608)

For the Six Months
Ended October 31, 2009	BPE	Real Estate	Parent (1)	Eliminations	Consolidated

Revenues from unaffiliated customers
BPE Segment services and products:
Energy savings projects	$4,061,226				$4,061,226
Lighting products	940,738				940,738
Energy management services	1,021,514				1,021,514
Fifth fuel management services	—				—
Productivity software	1,772,171				1,772,171

Total revenues from unaffiliated customers	$7,795,649	$483,182	$—	$—	$8,278,831
Intersegment revenue	141,545	272,085	—	(413,630)	—

Total revenues from continuing operations	$7,937,194	$755,267	$—	$(413,630)	$8,278,831

(Loss) earnings from continuing operations before income taxes	$(742,959)	$15,486	$(1,736,380)	$(9,456)	$(2,473,309)

(1)	The Parent Company’s net loss in each period was derived from corporate headquarters activities, which consist primarily of the following: salaries and benefits of Parent Company executive officers and staff, equity-based compensation expenses, corporate rent, depreciation and amortization expenses, and costs related to the Company’s status as a publicly-held company, which include, among other items, legal fees, non-employee directors’ fees, consulting expenses, investor relations expenses, corporate audit and tax fees, Nasdaq listing fees, and other Securities & Exchange Commission (“SEC”) and Sarbanes-Oxley compliance and financial reporting costs. The corporate headquarters activities do not earn revenue. All relevant costs related to the business operations of the Company’s operating segments are either paid directly by the respective operating segments or are allocated to the segments by the Parent Company. The allocation method is dependent on the nature of each expense item. Allocated expenses include, among other items, accounting services, information technology services, insurance costs, and audit and tax preparation fees.
NOTE 7. EARNINGS (LOSS) PER SHARE
Basic earnings (loss) per share is computed by dividing net earnings (loss) by the weighted average shares outstanding during the reporting period. Diluted earnings (loss) per share is computed giving effect to dilutive stock equivalents resulting from outstanding stock options, restricted stock and stock appreciation rights. The potential dilutive effect on the number of common shares for the first six (6) months of fiscal 2011 and fiscal 2010 was 22,170 shares and 0 shares, respectively. Because the Company had a loss from continuing operations for the quarter and the six (6) months ended October 31, 2010, as well as for the quarter and the six (6) months ended October 31, 2009, all stock equivalents were anti-dilutive during these periods and, therefore, are excluded when determining the diluted weighted average number of shares outstanding.

NOTE 8. GOODWILL AND OTHER INTANGIBLE ASSETS
The gross carrying amounts and accumulated amortization for the Company’s intangible assets as of October 31, 2010, and April 30, 2010, are as follows:

	October 31, 2010
	Gross Carrying	Accumulated
Intangible assets, subject to amortization:	Amount	Amortization

Proprietary BPE software solutions	$4,261,926	$3,095,503
Acquired computer software	706,032	519,376
Real estate lease costs	390,038	140,968
Customer relationships	404,632	308,207
Deferred loan costs	202,109	134,274
Non-compete agreements	63,323	63,323
Tradename	61,299	9,874
Other	44,882	43,449

	$6,134,241	$4,314,974

Intangible assets and goodwill, not subject to amortization:
Trademark	$708,707

Goodwill	$6,354,002

	April 30, 2010
	Gross Carrying	Accumulated
Intangible assets, subject to amortization:	Amount	Amortization

Proprietary BPE software solutions	$4,096,802	$2,827,071
Acquired computer software	676,837	493,885
Real estate lease costs	389,317	121,762
Customer relationships	404,632	286,433
Deferred loan costs	202,109	124,166
Non-compete agreements	63,323	60,684
Tradename	61,299	7,834
Other	44,882	42,016

	$5,939,201	$3,963,851

Intangible assets and goodwill, not subject to amortization:
Trademark	$708,707

Goodwill	$6,354,002

Aggregate amortization expense for all amortizable intangible assets:

For the six months ended October 31, 2010	$351,120
For the six months ended October 31, 2009	295,835
For the quarter ended October 31, 2010	167,768
For the quarter ended October 31, 2009	151,053

Estimated future amortization expenses for all amortized intangible assets for the fiscal years ended:

Remainder of 2011	$287,097
2012	532,832
2013	386,351
2014	283,912
2015	161,834
2016	67,502
Thereafter	99,739

$1,819,267

The Company performed the annual impairment analysis of goodwill and indefinite-lived intangible assets in the fiscal quarter ended January 31, 2010. The annual analysis resulted in a determination of no impairment. Management considers both positive and negative indicators of impairment on an interim basis. The Company has concluded it was not necessary to perform an interim test of impairment as of October 31, 2010. All of the Company’s goodwill and indefinite-lived intangible assets are assigned to the BPE Segment, which has also been determined to be the reporting unit.
NOTE 9. OTHER ASSETS
Money Market Account Investment
On October 15, 2010, the Company purchased a money market account investment in the amount of $500,000. This investment is classified as a non-current Other Asset, as it serves as security for a performance bond as required by a significant long-term BPE energy savings project contract.
Termination of Split Dollar Life Insurance Agreement
Historically, the Company has been a party to “split dollar” life insurance agreements pursuant to which, among other things, the Company has agreed to pay premiums on life insurance policies for certain executives of the Company. The cash surrender values of these insurance policies are recorded as long-term other assets in the Company’s condensed consolidated balance sheet. As of July 31, 2010, the Company was a party to three (3) split dollar agreements regarding policies insuring the lives of current and former executive officers of the Company, and had long-term loans of approximately $982,000 against its interest in the cash surrender value of these policies.
On October 21, 2010, the split dollar life insurance agreement (the “Agreement”) related to the policy jointly insuring the lives of Edward M. Abrams (deceased), the Company’s former Chairman of the Board and Chief Executive Officer, and his widow, Ann U. Abrams (the parents of Alan R. Abrams, the Company’s Chairman of the Board and Chief Executive Officer, and J. Andrew Abrams, the Company’s Executive Vice President) was terminated prior to the death of the remaining insured. Prior to the termination, the Company had a long-term loan of approximately $412,000 against its interest in the cash surrender value of this policy, which loan amount approximately equaled the cumulative policy premiums paid by the Company through the date the loan was originated, and represented a substantial majority of the policy’s cash surrender value prior to the loan. Under the terms of the Agreement, in the event of an early termination prior to the death of the insured, the Company was entitled to receive the remaining cash surrender value of the policy, if any, on the date of termination. However, in consideration of the consent to the early termination of the Agreement by the trust that owns the policy, the Company agreed to reduce the net cash surrender value otherwise payable to the Company by $42,000. As a result of the early termination of the Agreement: (1) the long-term loan against the Company’s interest in the cash surrender value of the policy of approximately $412,000, and the related accrued interest of approximately $13,000, was repaid in full; (2) the Company received approximately $195,000 in cash proceeds; (3) the Company’s ongoing obligation to pay premiums on the policy and its entitlement to any portion of the policy’s death benefit were terminated; and (4) the Company reduced its long-term other assets by approximately $662,000, representing the Company’s interest in the cash surrender value of the policy prior to termination.

NOTE 10. DISCONTINUED OPERATIONS
On June 9, 2010, the Real Estate Segment sold its owned shopping center in Jacksonville, Florida, for a sales price of approximately $9.9 million. As part of this transaction, the buyer assumed in full the mortgage note payable on the property of approximately $6.9 million. The Company recognized a pre-tax gain on the sale of approximately $192,000, including approximately $77,000 in additional pre-tax gain recognized in the second quarter of fiscal 2011 as the result of the successful completion of contractual conditions and other cost-basis adjustments.
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
As a result of these real estate transactions, the Company’s financial statements have been prepared with the results of operations and cash flows of these two (2) disposed properties shown as discontinued operations. All historical statements have been restated in accordance with GAAP. Summarized financial information for discontinued operations for the second quarter and the six (6) months ended October 31, 2010, and October 31, 2009, is as follows:

	Second Quarter Ended		Six Months Ended
	October 31,		October 31,
	2010	2009	2010	2009

REAL ESTATE SEGMENT
Rental revenues	$(9,873)	$444,487	$140,687	$958,275
Rental property operating expenses, including depreciation	(4,840)	396,679	130,360	791,489

Operating (loss) income from discontinued operations	(5,033)	47,808	10,327	166,786
Income tax benefit (expense)	1,913	(14,805)	(3,924)	(58,989)

Operating (loss) income from discontinued operations, net of tax	(3,120)	33,003	6,403	107,797

Gain on disposition of income-producing properties	76,779	—	191,717	—
Income tax expense	(27,146)	—	(91,144)	—

Gain on disposition of income-producing properties, net of tax	49,633	—	100,573	—

Earnings from discontinued operations, net of tax	$46,513	$33,003	$106,976	$107,797

NOTE 11. FAIR VALUE MEASUREMENTS
Fair value of is estimated based on a hierarchy that maximizes the use of observable inputs and minimizes the use of unobservable inputs. The fair value hierarchy prioritizes the inputs to valuation techniques into three broad levels whereby the highest priority is given to Level 1 inputs, and the lowest priority is given to Level 3 inputs. The three broad categories are:
•	Level 1 — Quoted prices in active markets for identical assets or liabilities.

•	Level 2 — Inputs other than quoted prices which are observable for an asset or liability, either directly or indirectly.
•	Level 3 — Unobservable inputs for an asset or liability when little or no market data is available.

In determining fair values, the Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. Considerable judgment is necessary to interpret Level 2 and Level 3 inputs in determining fair value. Accordingly, there can be no assurance that the fair values of financial instruments presented in this footnote are indicative of amounts that may ultimately be realized upon sale or disposition of these financial instruments.
Financial instruments in the Company’s condensed consolidated financial statements that are measured and recorded at fair value on a recurring basis are (1) executive deferred compensation plan and directors’ deferred compensation plan assets, which are included in “Other Assets” in the condensed consolidated balance sheet; and (2) the corresponding liability owed to the plans’ participants that is equal in value to the plans’ assets, which is included in “Other Liabilities” in the condensed consolidated balance sheet. Given that the plans’ assets are invested in mutual funds and money market funds for which quoted market prices are readily available, the quoted prices are considered Level 1 inputs. Based on the quoted prices of the related investments, the fair value of the deferred executive compensation plan and deferred director compensation plan assets and the corresponding liability were $972,664 and $947,023 as of October 31, 2010, and April 30, 2010, respectively.
In addition to the financial instruments listed above that are required to be carried at fair value, the Company has determined that the carrying amounts of its cash and cash equivalents, restricted cash, accounts receivable and accounts payable approximate fair value due to their short-term maturities.
The Company had a certificate of deposit (“CD”) in the amount of $450,000 as of October 31, 2010, which is included in “Other Assets” in the Company’s condensed consolidated balance sheet. This CD secures a letter of credit, which is required by the terms of the mortgage on the Company’s owned corporate headquarters building. Based on the rates currently available on certificates of deposit with similar terms, the CD’s carrying amount approximates its fair value as of October 31, 2010.
The Company had a money market account (“MMA”) investment in the amount of $500,000 as of October 31, 2010, which is included in “Other Assets” in the Company’s condensed consolidated balance sheet (see Note 9 “Other Assets” for more information). Based on the rates currently available on money market accounts with similar terms, this MMA investment’s carrying amount approximates its fair value as of October 31, 2010.
Based on the borrowing rates currently available for mortgage notes with similar terms and average maturities, the carrying value of the mortgage notes payable is a reasonable estimate of fair value. The fair value of mortgage notes payable was $8,281,144 and $8,399,116 as of October 31, 2010, and April 30, 2010, respectively. Based on the borrowing rates currently available for bank loans with similar terms and average maturities, the carrying value of the other debt is considered a reasonable estimate of fair value. The fair value of other debt was $2,074,941 and $1,950,109 as of October 31, 2010, and April 30, 2010, respectively.
Non-Recurring Measurements
The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Such review takes place on a quarterly basis.

During the second quarter ended October 31, 2010, the Company recorded a loss on impairment of approximately $590,000 of the Company’s owned shopping center in Smyrna, Tennessee, to present the carrying amount of this long-lived asset at its fair value of approximately $4,220,000 as of October 31, 2010. The fair value was determined based upon an executed sales contract, a Level 2 input, received in December 2010, which was indicative of the fair value as of October 31, 2010. (See Note 13 “Subsequent Events” for more information.)
NOTE 12. RELATED PARTY TRANSACTIONS
On October 14, 2010, the Company borrowed an aggregate of $500,000 from related parties by issuing a total of four (4) promissory notes to Samuel E. Allen, a Director of the Company; Herschel Kahn, a Director of the Company; Alan R. Abrams, a Director, Chairman of the Board and Chief Executive Officer of the Company; and J. Andrew Abrams, Executive Vice President of the Company, respectively. The largest of the four (4) notes, amounting to $400,000, was issued to Mr. Allen. Each of the notes bears interest at twelve percent (12%) per annum and matures on May 14, 2012, subject to acceleration under certain specified circumstances. The notes are collectively secured by a security deed on real property granted by a subsidiary of the Company. The notes are included in “Other Long-Term Debt” in the Company’s condensed consolidated balance sheet. The cash proceeds from the borrowings were used to fund working capital and for other operating purposes.
On October 21, 2010, the Company terminated a split dollar life insurance agreement related to a policy jointly insuring the lives of the Company’s former Chairman of the Board and Chief Executive Officer, who is deceased, and his widow, as described above in Note 9 “Other Assets.”
NOTE 13. SUBSEQUENT EVENTS
On December 15, 2010, the Company sold its owned shopping center in Smyrna, Tennessee, for a sales price of approximately $4.33 million. The sale generated net cash proceeds of approximately $250,000, after deducting:
•	approximately $3.95 million for assumption of the mortgage note; and

•	approximately $125,000 for closing costs and prorations.
The Company recorded an impairment loss of approximately $590,000 in the Company’s condensed consolidated statement of operations for the quarter ended October 31, 2010.
NOTE 14. COMMITMENTS AND CONTINGENCIES
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
The Company’s fiscal year 2011 will end on April 30, 2011.
OVERVIEW
BUILDING PERFORMANCE EFFICIENCY SEGMENT
The BPE Segment entered fiscal year 2011 with significant momentum as the result of an order backlog of $15.4 million, which at that time represented the highest backlog achieved by the BPE Segment in the Company’s history. As a result, BPE generated $12.4 million in revenues in the first six (6) months of fiscal 2011, including $7.5 million of revenues and $383,000 of pre-tax earnings (including intersegment revenues, costs and expenses) in the second quarter. The second quarter revenues were the highest revenues generated in a fiscal quarter by the BPE Segment in the Company’s history, and represented an increase of 92% compared to the same period in fiscal 2010, including a 183% year-over-year increase in Energy Savings Projects revenues. The revenues in the first six (6) months of fiscal 2011 represented an increase of 59% compared to the same period in fiscal 2010, including a 117% year-over-year increase in Energy Savings Projects revenues. Correspondingly, BPE’s new order activity also strengthened materially in the second quarter, as new customer orders exceeded BPE revenues by $2.1 million. As a result, the Company achieved a record level of order backlog for the BPE Segment of $16.3 million as of October 31, 2010, which was 21% higher than the backlog at July 31, 2010, and was 132% higher than the backlog at October 31, 2009. The new order activity in the second quarter included the award of a $5.8 million design-build retro-commissioning project for the Georgia Department of Corrections under a contract with the Georgia Environmental Finance Authority, which the Company commenced during the quarter and expects to substantially complete by the end of calendar year 2011.
The Company believes that the substantial increase in BPE order activity and revenues over the last year is a direct result of three (3) distinct factors: the success of the Company’s enhanced sales and marketing efforts, which were initiated in fiscal 2009; an overall improvement in the capital spending environment for many of the BPE Segment’s customers; and the infusion of U.S. government expenditures for energy efficiency upgrades of government facilities. The Company believes that these factors will continue to be favorable for the BPE Segment during the remainder of fiscal year 2011 and beyond. The BPE Segment generated positive EBITDA1 in the second quarter of $562,000 (pre-tax earnings, including intersegment revenues, costs and expenses, of $383,000, plus interest, depreciation and amortization of $179,000), and management currently expects that the BPE Segment will generate positive EBITDA for the full current fiscal year, with revenues remaining strong; however, EBITDA on a quarterly basis is more sensitive to fluctuations in the timing of revenues and may not be positive in an individual quarter. Moreover, management believes that a longer period of time will be required before the BPE Segment is able to generate sufficient sustained cash flow to fully fund the Company’s consolidated operations.

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

To support ongoing revenue growth, the Company anticipates continued strong BPE order growth from customers in the government sector and the private sector. The BPE Segment offers the government sector many of the same offerings it provides to its private sector customers, including energy savings projects and other energy efficiency-focused products and services, through direct government contracts and by acting as a subcontractor to large energy services companies (“ESCOs”). The BPE Segment has a long history of providing energy efficiency services to a wide range of government facilities, including U.S. military bases, federal and state prisons, and large public educational facilities, school districts, and a variety of other federal, state and municipal buildings and facilities. The Company has business relationships with a number of government entities and with several of the large ESCOs selected by the U.S. Department of Energy in December 2008 to perform federally-funded projects to improve the energy efficiency of government buildings. The Company also expects to build on its recent successes in the private sector by continuing to broaden its customer base of Fortune 500 companies and large asset and property managers that own or manage numerous facilities across the country. As a result of many funded and proposed government mandates to improve the efficiency of federal, state and local government facilities, as well as a growing awareness in corporate America of the benefits of sustainability and energy efficiency, the Company believes that it is well positioned for significant ongoing revenue growth in both the government and private sectors.
The Company also anticipates that new order activity will be generated by the BPE Segment’s recently introduced Fifth Fuel Management™ service offering over the next several quarters. BPE is offering this technology-enabled demand response and energy efficiency system to a network of utilities and independent system operators in the U.S., as well as to owners and operators of large commercial office buildings, retail stores, hotels, light industrial facilities and institutional buildings. Demand response is emerging as a critical tactic to help address the growing imbalance in the supply and demand of generated electric power in the United States. In February 2010, the Company received its initial multi-year orders for this new offering, and Fifth Fuel Management™ order bookings totaled approximately $800,000 in fiscal 2010. The Company expects Fifth Fuel Management™ will provide additional opportunities for sales of BPE Segment’s other energy efficiency services and products as well, which can enable BPE to leverage its established customer base of building owners and operators to help utilities gain better utilization of their existing energy generating facilities and infrastructures. The Company believes the BPE Segment is now better positioned to participate in the growing utility market sector; however, the Company’s ability to develop the new Fifth Fuel Management™ offering to its full potential will require the investment of additional capital.
While the potential market demand for the BPE Segment’s offerings appears to be quite promising, there can be no assurance that this will result in sustained revenue growth, particularly if recent macro-economic conditions were to continue, or worsen, for an extended period of time.
REAL ESTATE SEGMENT
The Company’s Real Estate Segment has historically created long-term value through the periodic sale of its real estate assets. The Company has generated substantial liquidity from such sales in recent years, and the proceeds from such sales largely have been redeployed to fund the establishment and growth of the BPE Segment. In fact, in June 2010 the Company successfully closed on the sale of its owned shopping center in Jacksonville, Florida, generating net cash proceeds of $2 million and a pre-tax gain on the sale of $192,000 (see Note 10 “Discontinued Operations” to the condensed consolidated financial statements for more information). Most recently, in December 2010 the Company successfully closed on the sale of its owned shopping center in Smyrna, Tennessee, generating net cash proceeds of approximately $250,000 (see Note 13 “Subsequent Events” to the condensed consolidated financial statements for more information). As a cumulative result of the real estate asset sales in recent years, the Company’s real estate assets now consist primarily of only the corporate headquarters building in metropolitan Atlanta, Georgia; a land parcel in North Ft. Myers, Florida; and a land parcel in Oakwood, Georgia, and given the declines in commercial real estate markets and asset valuations in the United States in recent years, the Company may be unable to sell any of its remaining real estate assets at acceptable prices, or at all, in the near future. The Company is continuing to monitor the operating performance of the Real Estate Segment’s tenants, and is continuing to reduce the Real Estate Segment’s operating costs.

LIQUIDITY
The Company’s cash increased by 34% during the second quarter of fiscal 2011, as operating activities provided cash of $586,000 during the quarter. Despite this increase in cash and the recent successes and achievements of the BPE Segment described above, the Company’s loss from continuing operations in the first quarter of fiscal 2011 resulted in significant usage of the Company’s cash, continuing the trend of substantial cash usage to fund operating losses in several consecutive preceding fiscal quarters. Although the BPE Segment generated positive EBITDA and net earnings from operations in the fourth quarter of fiscal 2010 and in the second quarter of fiscal 2011, and is expected to generate positive EBITDA and net earnings for the full fiscal year 2011, a longer period of time will be required before the BPE Segment is able to generate sufficient sustained cash flow to fully fund the Company’s consolidated operations. The Company believes that it has, or can obtain, sufficient capital resources to operate its business in the ordinary course until the BPE Segment begins to generate sufficient sustained cash flow to fund the Company’s consolidated operations, which it may seek to obtain using any of the methods described below in “Liquidity and Capital Resources;” however, there can be no assurance that the Company will be successful in these efforts.
Historically, earnings before taxes have been indicative of the BPE Segment’s cash flows, before taking into account the timing of receivables and payables. Despite the revenue growth, positive EBITDA and earnings that the Company expects the BPE Segment to achieve for the full fiscal year 2011 and beyond, the timing of when BPE will generate consistent and sustainable cash flow from operations will be dependent on a number of factors, including the timing of collections on customer receivables and payments to vendors and suppliers. In addition, there can be no guarantee that the expected revenue growth, positive EBITDA and earnings at the BPE Segment will actually occur, particularly if recent macro-economic conditions continue, or worsen, for an extended period of time. See “Liquidity and Capital Resources” later in this discussion and analysis section for more information.
RESULTS OF OPERATIONS
In the following charts, changes in revenues, cost of revenues, selling, general and administrative expenses, and loss from continuing operations before income taxes from period to period are analyzed on a segment basis, prior to intersegment revenues, costs and expenses. For other information on a consolidated basis, refer to the Company’s condensed consolidated financial statements. For net earnings presented by segment including intersegment revenues, costs and expenses, refer to Note 6 “Operating Segments” to the condensed consolidated financial statements.

REVENUES
From Continuing Operations
For the second quarter of fiscal 2011, consolidated revenues from continuing operations, prior to intersegment revenues, were $7,771,734 compared to $4,163,416 for the second quarter of fiscal 2010, an increase of approximately 87%. For the first six (6) months of fiscal 2011, consolidated revenues from continuing operations, prior to intersegment revenues, were $12,862,928, compared to $8,278,831 for the first six (6) months of fiscal 2010, an increase of approximately 55%.
CHART A
REVENUES FROM CONTINUING OPERATIONS — SUMMARY BY SEGMENT
(Dollars in Thousands)

	Second Quarter Ended				Six Months Ended
	October 31,		Amount	Percentage	October 31,		Amount	Percentage
	2010	2009	Change	Change	2010	2009	Change	Change

BPE (1)	$7,519	$3,923	$3,596	92	$12,361	$7,796	$4,565	59
Real Estate	253	241	12	5	502	483	19	4

	$7,772	$4,164	$3,608	87	$12,863	$8,279	$4,584	55

NOTES TO CHART A
(1) The following table indicates the BPE Segment revenues by service and product type:
BPE SEGMENT REVENUES — SUMMARY BY SERVICE & PRODUCT TYPE
(Dollars in Thousands)

	Second Quarter Ended				Six Months Ended
	October 31,		Amount	Percentage	October 31,		Amount	Percentage
	2010	2009	Change	Change	2010	2009	Change	Change

Energy Savings Projects	$5,803	$2,048	$3,755	183	$8,822	$4,061	$4,761	117
Lighting Products	531	485	46	9	1,216	941	275	29
Energy Management Services	427	458	(31)	(7)	767	1,022	(255)	(25)
Fifth Fuel Management Services	34	—	34	—	91	—	91	—
Productivity Software	724	932	(208)	(22)	1,465	1,772	(307)	(17)

	$7,519	$3,923	$3,596	92	$12,361	$7,796	$4,565	59

BPE Segment revenues increased by approximately $3,596,000, or 92%, in the second quarter of fiscal 2011 compared to the same period in fiscal 2010, primarily due to:
(a)	an increase in energy savings (lighting and mechanical) project revenues of approximately $3,755,000;
partially offset by:
(b)	a decrease in productivity software revenues of approximately $208,000.

BPE Segment revenues increased by approximately $4,565,000, or 59%, in the first six (6) months of fiscal 2011 compared to the same period in fiscal 2010, primarily due to:
(a)	an increase in energy savings (lighting and mechanical) project revenues of approximately $4,761,000;

(b)	an increase in lighting product revenues of approximately $275,000; and

(c)	approximately $91,000 in revenues from the Company’s new Fifth Fuel Management™ service offering;
partially offset by:
(d)	a decrease in energy management service revenues of approximately $255,000; and

(e)	a decrease in productivity software revenues of approximately $307,000.
The following table indicates the backlog of contracts and rental income, by segment.

			Increase
	October 31,		(Decrease)
	2010	2009	Amount	Percentage

BPE (1)	$16,299,000	$7,027,000	$9,272,000	132
Real Estate (2)	1,428,000	1,414,000	14,000	1
Less: Intersegment eliminations (3)	(546,000)	(587,000)	41,000	7

Total Backlog	$17,181,000	$7,854,000	$9,327,000	119

(1)	BPE backlog at October 31, 2010, increased by approximately $9,272,000, or 132%, compared to the year-earlier period, primarily due to:
(a)	an increase of approximately $8,262,000 in energy savings (lighting and mechanical) projects;
(b)	approximately $622,000 in backlog from BPE’s new Fifth Fuel Management TM service offering; and

(c)	an increase of approximately $349,000 in energy management consulting services.

BPE backlog includes some contracts that can be cancelled by customers with less than one (1) year’s notice, and assumes that such cancellation provisions will not be invoked. The value of such contracts included in the prior year’s backlog that were subsequently cancelled was approximately $168,000, or 2.4%.

(2)	In December 2010, during the third quarter of fiscal 2011, the Company sold its owned shopping center in Smyrna, Tennessee (see Note 13 “Subsequent Events” to the condensed consolidated financial statements for more information). The Real Estate backlog related to this property was $477,000 and $433,000 as of October 31, 2010, and October 31, 2009, respectively. These amounts are included in the total Real Estate backlog figures shown above.

(3)	Represents rental revenues at the Company’s owned headquarters building to be paid to the Real Estate Segment by the Parent Company and the BPE Segment.
The Company estimates that a substantial majority of the backlog at October 31, 2010, will be recognized prior to October 31, 2011. No assurance can be given as to future backlog levels or whether the Company will actually realize earnings from revenues that result from the backlog at October 31, 2010.
COST OF REVENUES
From Continuing Operations
As a percentage of total segment revenues from continuing operations (see Chart A), the total applicable costs of revenues (see Chart B), prior to intersegment costs, were 73% and 70% for the second quarters of fiscal 2011 and 2010, respectively, and were 74% and 70% for the first six (6) months of fiscal 2011 and 2010, respectively. In reviewing Chart B, the reader should recognize that the volume of revenues generally will affect the amounts and percentages presented.
The figures in Chart B are prior to intersegment costs.
CHART B
COST OF REVENUES
FROM CONTINUING OPERATIONS — SUMMARY BY SEGMENT
(Dollars in Thousands)

			Percentage of Segment				Percentage of Segment
			Revenues for the				Revenues for the
	Second Quarter Ended		Second Quarter Ended		Six Months Ended		Six Months Ended
	October 31,		October 31,		October 31,		October 31,
	2010	2009	2010	2009	2010	2009	2010	2009

BPE (1)	$5,403	$2,671	72	68	$8,968	$5,296	73	68
Real Estate	241	254	96	105	492	524	98	109

	$5,644	$2,925	73	70	$9,460	$5,820	74	70

NOTES TO CHART B
(1)	BPE Segment cost of revenues increased by approximately $2,732,000, or 102%, and by approximately $3,672,000, or 69%, in the second quarter and the first six (6) months of fiscal 2011, respectively, compared to the same periods in fiscal 2010, primarily due to a corresponding increase in revenues (See Chart A).

On a percentage-of-revenues basis, BPE Segment cost of revenues increased by approximately 4% and by approximately 5% in the second quarter and the first six (6) months of fiscal 2011, respectively, compared to the same periods in fiscal 2010, primarily due to changes in the mix of services and products and an increasingly competitive market pricing environment for energy savings projects.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
From Continuing Operations
As a percentage of total segment revenues from continuing operations (see Chart A), the total applicable selling, general and administrative expenses (“SG&A”) (see Chart C), prior to intersegment expenses, were 33% and 55%, for the second quarters of fiscal 2011 and 2010, respectively, and were 39% and 57% for the first six (6) months of fiscal 2011 and 2010, respectively. In reviewing Chart C, the reader should recognize that the volume of revenues generally will affect the amounts and percentages presented. The percentages in Chart C are based upon expenses as they relate to segment revenues from continuing operations (see Chart A), with the exception that Parent Company and total expenses relate to total consolidated revenues from continuing operations.
The figures in Chart C are prior to intersegment expenses.
CHART C
SELLING, GENERAL AND ADMINSTRATIVE EXPENSES
FROM CONTINUING OPERATIONS — SUMMARY BY SEGMENT
(Dollars in Thousands)

			Percentage of Segment				Percentage of Segment
			Revenues for the				Revenues for the
	Second Quarter Ended		Second Quarter Ended		Six Months Ended		Six Months Ended
	October 31,		October 31,		October 31,		October 31,
	2010	2009	2010	2009	2010	2009	2010	2009

BPE (1)	$1,428	$1,362	19	35	$3,005	$2,722	24	35
Real Estate	130	131	51	55	265	288	53	60
Parent Company (2)	994	801	13	19	1,779	1,670	14	20

	$2,552	$2,294	33	55	$5,049	$4,680	39	57

NOTES TO CHART C
(1)	BPE Segment SG&A expenses increased by approximately $283,000, or 10%, in the first six (6) months of fiscal 2011 compared to the same period in fiscal 2010, primarily due to higher personnel-related costs, product development expenses, and sales and marketing expenses.

On a percentage-of-revenue basis, BPE Segment SG&A expenses decreased by approximately 16% and 11% in the second quarter and the first six (6) months of fiscal 2011, respectively, compared to the same periods in fiscal 2010, primarily due to the increases in revenues (see Chart A) without corresponding proportional increases in expenses.

(2)	Parent Company SG&A expenses increased by approximately $193,000, or 24%, and by approximately $109,000, or 7%, in the second quarter and the first six (6) months of fiscal 2011, respectively, compared to the same periods in fiscal 2010, primarily due to increases in consulting, legal, and non-employee directors’ fees and investor relations expenses, partially offset by reductions in audit and tax fees.

On a percentage-of-revenue basis, Parent Company SG&A expenses decreased by 6% in both the second quarter and first six (6) months of fiscal 2011, compared to the same respective periods in fiscal 2010, primarily due to the increase in revenues (see Chart A) without corresponding proportional increases in expenses.

EARNINGS (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES
Consolidated loss from continuing operations before income taxes was $1,117,303 in the second quarter of fiscal 2011, compared to $1,159,608 in the same period of fiscal 2010, a decrease of $42,305, or 4%. For the first six (6) months of fiscal 2011, the consolidated loss from continuing operations before income taxes was $2,537,149, compared to $2,473,309 in the same period of fiscal 2010, an increase of $63,840, or 3%.
The figures in Chart D are prior to intersegment revenues, costs and expenses.
CHART D
EARNINGS (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES
SUMMARY BY SEGMENT
(Dollars in Thousands)

	Second Quarter Ended		(Increase)	Six Months Ended		(Increase)
	October 31,		Decrease	October 31,		Decrease
	2010	2009	Amount	2010	2009	Amount

BPE (1)	$697	$(75)	$772	$383	$(199)	$582
Real Estate (2)	(857)	(285)	(572)	(1,141)	(608)	(533)
Parent Company (3)	(957)	(800)	(157)	(1,779)	(1,666)	(113)

Total	$(1,117)	$(1,160)	$43	$(2,537)	$(2,473)	$(64)

NOTES TO CHART D
(1)	BPE Segment earnings before income taxes of approximately $697,000 in the second quarter of fiscal 2011 represents growth in earnings of approximately $772,000 compared to the same period in fiscal 2010, primarily due to an increase in revenues of approximately $3,596,000 (see Chart A) and an increase in gross margin of approximately $864,000, partially offset by an increase in SG&A expenses of approximately $66,000 (see Chart C).

BPE Segment earnings before income taxes of approximately $383,000 in the first six (6) months of fiscal 2011 represents growth in earnings of approximately $582,000 compared to the same period in fiscal 2010, primarily due to an increase in revenues of approximately $4,565,000 (see Chart A) and an increase in gross margin of approximately $893,000, partially offset by an increase in SG&A expenses of approximately $283,000 (see Chart C).

(2)	Real Estate Segment loss before income taxes increased by approximately $572,000, or 201%, and by approximately $533,000, or 88%, in the second quarter and the first six (6) months of fiscal 2011, respectively, compared to the same periods in fiscal 2010, primarily due to a one-time non-cash impairment charge of approximately $590,000 related to the sale of the Company’s owned shopping center located in Smyrna, Tennessee, in December 2010. For more information, see Note 13 “Subsequent Events” to the condensed consolidated financial statements.

(3)	Parent Company loss before income taxes increased by approximately $157,000, or 20%, and by approximately $113,000, or 7%, in the second quarter and the first six (6) months of fiscal 2011, respectively, compared to the same periods in fiscal 2010, primarily due to increases in SG&A expenses of approximately $193,000 and $109,000, respectively (see Chart C).

INCOME TAX BENEFIT
The Company’s effective rate for income taxes, based upon estimated annual income tax rates, approximated 40.5% of the loss from continuing operations before income taxes in the first six (6) months of fiscal 2011 and 38.5% in the comparable period in fiscal year 2010.
DISCONTINUED OPERATIONS
On June 9, 2010, the Real Estate Segment sold its owned shopping center in Jacksonville, Florida, for a sales price of approximately $9.9 million. As part of this transaction, the buyer assumed in full the mortgage note payable on the property of approximately $6.9 million. The Company recognized a pre-tax gain on the sale of approximately $192,000 (see Note 10 “Discontinued Operations” to the condensed consolidated financial statements for more information). The Company’s federal and state tax liabilities on the disposition were approximately $95,000. These tax liabilities primarily resulted from the pre-tax gain on the disposition and the operating earnings of the property during the current fiscal year. These tax liabilities were offset by the Company’s net operating loss carry-forwards for tax purposes.
On January 29, 2010, the Real Estate Segment disposed of its interest in its owned office building in Newnan, Georgia. In this transaction, the Real Estate Segment transferred its approximately $2.0 million interest in the property and related assets to the note holder, which satisfied in full the Company’s liability for the approximately $3.2 million remaining balance on the property’s non-recourse mortgage loan. Correspondingly, the Company recognized a non-cash pre-tax gain of approximately $1.2 million in the third quarter of fiscal 2010 as a result of the elimination of the balance of the indebtedness on the property. The Company’s federal and state tax liabilities on the disposition were approximately $0.6 million. These tax liabilities primarily resulted from the pre-tax gain on the disposition, partially offset by operating losses of the property during fiscal 2010. These tax liabilities were offset by the Company’s net operating loss carry-forwards for tax purposes.
In accordance with GAAP, the Company’s financial statements have been prepared with the results of operations and cash flows of these disposed properties shown as discontinued operations. All historical statements have been restated in accordance with GAAP.
LIQUIDITY AND CAPITAL RESOURCES
Between April 30, 2010, and October 31, 2010, the Company’s cash increased by a total of approximately $485,000, or 25%. The Company’s working capital increased by approximately $858,000, or 24%, between April 30, 2010, and October 31, 2010.
The following describes the changes in the Company’s cash from April 30, 2010, to October 31, 2010:
Operating activities used cash of approximately $1,335,000, primarily as a result of:
(a)	current year losses from continuing operations before depreciation, amortization, income taxes and loss on impairment of an income-producing property of approximately $1,361,000;

(b)	an increase in costs and earnings in excess of billings of approximately $538,000; and

(c)	an increase in other current and long-term assets of approximately $414,000;

partially offset by:

(d)	an increase in trade accounts payable, accrued expenses, and other liabilities of approximately $580,000; and

(e)	a decrease in net accounts receivable of approximately $303,000.
Investing activities used cash of approximately $545,000, primarily as a result of:
(a)	$500,000 used for the purchase of a held-to-maturity investment; and

(b)	approximately $195,000 used for additions to intangible assets, primarily related to enhancements to the BPE Segment’s proprietary building productivity software solutions;

partially offset by:

(c)	proceeds of approximately $195,000 from the termination of a split-dollar life insurance agreement.
Financing activities provided cash of approximately $342,000, primarily as a result of:
(a)	proceeds from other long-term debt of $500,000;

partially offset by:

(b)	scheduled principal payments on real estate mortgage notes of approximately $84,000; and

(c)	payment of the regular quarterly cash dividends to shareholders of approximately $74,000.
Discontinued operations provided cash of approximately $2,023,000, primarily as a result of the sale of an income-producing property.
During the second quarter of fiscal 2011, operating activities provided approximately $586,000 of cash, primarily due to the increase in accounts payable, partially offset by the operating loss in the quarter, whereas during the first quarter of fiscal 2011, operating activities used approximately $1,921,000 of cash, primarily due to the operating loss in the quarter and the reduction in accounts payable, partially offset by a reduction in accounts receivable. The significantly higher BPE Segment revenues in the second quarter, in combination with BPE’s increased order activity and higher backlog at October 31, 2010, as discussed above, are expected to result in substantially higher full-year revenues in fiscal 2011. As a result, management believes that the BPE Segment will be able to generate cash flow from operations for the year. However, management believes that a longer period of time will be required before the BPE Segment is able to generate sufficient sustained cash flow to fully fund the Company’s consolidated operations. Recent growth in BPE’s business has strained the Company’s capital resources. However, the Company believes that it has sufficient capital resources on hand to operate its business in the ordinary course for the next twelve (12) months. The Company also currently believes that it has, or can obtain, sufficient capital resources to continue to operate its business in the ordinary course until the BPE Segment begins to generate sufficient sustained cash flow to fully fund the Company’s consolidated operations, although there can be no guarantee that this will be the case, particularly if the macro-economic conditions experienced in recent fiscal years continue for an extended period of time, or worsen.

Achieving sufficient sustained cash flow from the operations of the BPE Segment to fully fund the Company’s consolidated operations will depend on the occurrence of a number of assumed factors, including the timing, margins and volume of additional revenues generated by new material contracts, which historically have been difficult to predict, and the timing of collections of customer receivables and payments to vendors and suppliers. Consequently, there can be no assurance that the Company will achieve sufficient sustained cash flow through BPE Segment operations to fully fund the Company’s consolidated operations in the near term, or at all.
The Company historically has generated substantial liquidity from the periodic sales of real estate assets, and the proceeds from such sales largely have been redeployed to fund the establishment and growth of the BPE Segment. In June 2010, the Company successfully closed on the sale of its owned shopping center in Jacksonville, Florida, generating net cash proceeds of approximately $2 million and a pre-tax gain on the sale of approximately $192,000. Most recently, in December 2010 the Company successfully closed on the sale of its owned shopping center in Smyrna, Tennessee, generating net cash proceeds of approximately $250,000 (see Note 13 “Subsequent Events” to the condensed consolidated financial statements for more information). As a cumulative result of the Company’s real estate asset sales in recent years, the Company’s real estate assets now consist primarily of only the corporate headquarters building in metropolitan Atlanta, Georgia; a land parcel in North Ft. Myers, Florida; and a land parcel in Oakwood, Georgia, and given the declines in commercial real estate markets and asset valuations in the United States in recent years, the Company may be unable to sell any of its remaining real estate assets at acceptable prices, or at all, in the near future.
The Company in recent years has not utilized bank lines of credit for operating purposes and does not currently have in place any such line of credit. In the current fiscal quarter, the Company borrowed $500,000 from related parties through the issuance of promissory notes (see the “Sales of Promissory Notes to Related Parties” section below for more information). Additionally, as of October 31, 2010, the Company has drawn $570,000 in loans against its interest in the cash surrender value of certain life insurance policies. In the current fiscal quarter, the Company repaid a loan of approximately $412,000, which had been drawn against the cash surrender value of another of these life insurance policies (see the “Termination of Split Dollar Life Insurance Agreement” section below for more information). There is currently minimal additional borrowing capacity left under such policies.
In the event that currently available cash, cash generated from operations, and cash generated from real estate sales were not sufficient to meet future operating cash requirements, the Company would need to sell additional real estate or other assets at potentially otherwise unacceptable prices, seek external debt financing or refinancing of existing debt, seek to raise funds through the issuance of equity securities, or limit growth or curtail operations to levels consistent with the constraints imposed by the available cash and cash flow, or any combination of these options. Depending on the form of such additional capital, the equity interests of the Company’s existing shareholders could be diluted as a result. In addition, the development of the BPE Segment’s new Fifth Fuel Management™ service offering to its full potential will require the investment of additional capital, which the Company may seek to raise through outside sources or the sale of assets.
The Company’s ability to secure debt or equity financing or to sell real estate or other assets, whether for normal working capital and capital expenditure purposes or for development of the Fifth Fuel Management™ service offering, could be limited by economic and financial conditions at any time, but likely would be severely limited by credit, equity and real estate market conditions similar to those that have existed in recent years. Management cannot provide assurance that any reductions in planned expenditures or curtailment of operations would be sufficient to cover potential shortfalls in available cash, or that debt or equity financing or real estate or other asset sales would be available on terms acceptable to management, if at all, in which event the Company could deplete its capital resources before achieving sufficient sustained cash flow to fully fund consolidated operations, and as a result might be obliged to explore strategic alternatives for its business.

Sales of Promissory Notes to Related Parties
On October 14, 2010, the Company borrowed an aggregate of $500,000 from related parties by issuing a total of four (4) promissory notes to Samuel E. Allen, a Director of the Company; Herschel Kahn, a Director of the Company; Alan R. Abrams, a Director, Chairman of the Board and Chief Executive Officer of the Company; and J. Andrew Abrams, Executive Vice President of the Company, respectively. The largest of the four (4) notes, amounting to $400,000, was issued to Mr. Allen. Each of the notes bears interest at twelve percent (12%) per annum and matures on May 14, 2012, subject to acceleration under certain specified circumstances. The notes are collectively secured by a security deed on real property granted by a subsidiary of the Company. The notes are included in “Other Long-Term Debt” in the Company’s condensed consolidated balance sheet. The cash proceeds from the borrowings were used to fund working capital and for other operating purposes.
Termination of Split Dollar Life Insurance Agreement
Historically, the Company has been a party to “split dollar” life insurance agreements pursuant to which, among other things, the Company has agreed to pay premiums on life insurance policies for certain executives of the Company. The cash surrender values of these insurance policies are recorded as long-term other assets in the Company’s condensed consolidated balance sheet. As of July 31, 2010, the Company was a party to three (3) split dollar agreements regarding policies insuring the lives of current and former executive officers of the Company, and had long-term loans of approximately $982,000 against its interest in the cash surrender value of these policies.
On October 21, 2010, the split dollar life insurance agreement (the “Agreement”) related to the policy jointly insuring the lives of Edward M. Abrams (deceased), the Company’s former Chairman of the Board and Chief Executive Officer, and his widow, Ann U. Abrams (the parents of Alan R. Abrams, the Company’s Chairman of the Board and Chief Executive Officer, and J. Andrew Abrams, the Company’s Executive Vice President) was terminated prior to the death of the remaining insured. Prior to the termination, the Company had a long-term loan of approximately $412,000 against its interest in the cash surrender value of this policy, which loan amount approximately equaled the cumulative policy premiums paid by the Company through the date the loan was originated, and represented a substantial majority of the policy’s cash surrender value prior to the loan. Under the terms of the Agreement, in the event of an early termination prior to the death of the insured, the Company was entitled to receive the remaining cash surrender value of the policy, if any, on the date of termination. However, in consideration of the consent to the early termination of the Agreement by the trust that owns the policy, the Company agreed to reduce the net cash surrender value otherwise payable to the Company by $42,000. As a result of the early termination of the Agreement: (1) the long-term loan against the Company’s interest in the cash surrender value of the policy of approximately $412,000, and the related accrued interest of approximately $13,000, was repaid in full; (2) the Company received approximately $195,000 in cash proceeds; (3) the Company’s ongoing obligation to pay premiums on the policy and its entitlement to any portion of the policy’s death benefit were terminated; and (4) the Company reduced its long-term other assets by approximately $662,000, representing the Company’s interest in the cash surrender value of the policy prior to termination.

Capital Expenditures
The Company has no material commitments for capital expenditures. However, the Company does expect that total capital spending in fiscal year 2011 will approximate $540,000, including BPE Segment expenditures of approximately $300,000 for proprietary BPE software solutions and approximately $200,000 for property and equipment, Real Estate Segment expenditures of approximately $20,000, and Parent Company expenditures of approximately $20,000. Of these forecasted amounts, approximately $210,000, or 42%, of the BPE Segment expenditures were already expended during the first six (6) months of the fiscal year. No significant amounts of the forecasted Real Estate Segment and Parent Company expenditures were expended during the first six (6) months of the fiscal year.
Significant Uses of Cash
Significant uses of cash in the future are anticipated to be regular scheduled principal repayments of the Company’s mortgage notes and other long-term debt, capital expenditures for property and equipment, capital expenditures for enhancing the Company’s proprietary software solutions, funding collateral for performance bonds when required by energy savings projects contracts, and the regular cash operating requirements of corporate headquarters. The Company’s uses of cash are not expected to change materially in the near future, with the exception of Real Estate Segment capital expenditures, which may increase if significant discretionary tenant improvements and lease commission payments are used for tenant leasing. This discretionary use of cash would be recovered during the terms of such new leases by the additional rental income generated as a result.
Mortgage Notes and Other Long-Term Debt
At October 31, 2010, the Company had two (2) mortgage notes on long-term real estate assets and two (2) other long-term debt obligations. In December 2010, the Company sold its owned shopping center in Smyrna, Tennessee, and the purchaser assumed the mortgage note obligation (see Note 13 “Subsequent Events” to the condensed consolidated financial statements for more information). The owned shopping center mortgage loan contained a provision that required a Real Estate Segment subsidiary to maintain a net worth of at least $4 million. The owned office building mortgage loan contains a provision that requires the same Real Estate Segment subsidiary to maintain a net worth of at least $2 million. The subsidiary referred to in these mortgage loan provisions had a net worth of approximately $16.4 million as of October 31, 2010. The Real Estate Segment’s mortgage notes contain no other financial covenants. None of the Company’s other long-term debt obligations have any financial or non-financial covenants.
The cash principal payment obligations during the next twelve (12) months related to the Company’s long-term debt are expected to be approximately $283,000, excluding approximately $44,000 in principal payment obligations related to the mortgage note on the Company’s owned shopping center in Smyrna, Tennessee, which was sold subsequent to the current fiscal quarter end (see Note 13 “Subsequent Events” to the condensed consolidated financial statements for more information).
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
The Company leases space in its income- producing properties to tenants and recognizes minimum base rentals as revenue on a straight-line basis over the lease terms. The lease term usually begins when the tenant takes possession of, or controls the physical use of, the leased asset. Generally, this occurs on the lease commencement date. In determining what constitutes a leased asset, the Company evaluates whether the Company or the tenant is the owner of the improvements. If the Company is the owner of the improvements, then the leased asset is the finished space. In such instances, revenue recognition begins when the tenant takes possession of the finished space, typically when the improvements are substantially complete. If the Company determines that the improvements belong to the tenant, then the leased asset is the unimproved space, and any improvement allowances funded by the Company pursuant to the terms of the lease are treated as lease incentives that reduce the revenue recognized over the term of the lease. In these circumstances, the Company begins revenue recognition when the tenant takes possession of the unimproved space. The Company considers a number of different factors in order to determine who owns the improvements. These factors include: (1) whether the lease stipulates the terms and conditions of how an improvement allowance may be spent; (2) whether the tenant or the Company retains legal title to the improvements; (3) the uniqueness of the improvements; (4) the expected economic life of the improvements relative to the length of the lease; and (5) who constructs or directs the construction of the improvements. The determination of who owns the improvements is subject to significant judgment. In making the determination, the Company considers all of the above factors; however, no one factor is determinative in reaching a conclusion. Certain leases may also require tenants to pay additional rental amounts as partial reimbursements for their shares of property operating and common area expenses, real estate taxes, and insurance costs, which additional rental amounts are recognized only when earned. In addition, certain retail leases require tenants to pay incremental rental amounts, which are contingent upon their stores’ sales. These percentage rents are recognized only if and when earned and are not recognized on a straight-line basis.
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
The Company performed the annual impairment analysis of goodwill and indefinite-lived intangible assets for the BPE Segment in the quarter ended January 31, 2010. The annual analysis resulted in a determination of no impairment. Management considers both positive and negative indicators of impairment on an interim basis. The Company has concluded it was not necessary to perform an interim test of goodwill impairment as of October 31, 2010.
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

The Company will have to generate $6.4 million of taxable income in future years to realize the federal NOL carryforwards and an additional $24.1 million of taxable income in future years to realize the state NOL carryforwards. These amounts of taxable income would allow for the reversal of the $3.3 million DTA related to NOL carryforwards. There is a long carryforward period remaining for the NOL carryforwards. The oldest federal NOL carryforwards will expire in the April 30, 2024, tax-year, and the most recent federal NOL carryforwards will expire in the April 30, 2031, tax-year. The significant state NOL carryforwards will also expire between the April 30, 2024, and April 30, 2031, tax years. The Company has no material permanent book/tax differences.
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
ITEM 6. EXHIBITS
10.1	Form of Related Party Promissory Note

31.1	Certification of Chief Executive Officer, pursuant to Rules 13a-14(a)/15d-14(a)

31.2	Certification of Chief Financial Officer, pursuant to Rules 13a-14(a)/15d-14(a)

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes Oxley Act 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes Oxley Act 2002

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SERVIDYNE, INC. (Registrant)
Date: December 15, 2010	/s/ Alan R. Abrams
Alan R. Abrams
Chief Executive Officer

Date: December 15, 2010	/s/ Rick A. Paternostro
Rick A. Paternostro
Chief Financial Officer