Form 10-Q
period 2011-01-31
SERVIDYNE, INC.
filed 2011-03-17
CIK 1923

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
QUARTERLY REPORT
Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934
For the quarter ended January 31, 2011
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
Yes ☐       No ☑
The number of shares of $1.00 par value Common Stock of the Registrant outstanding as of February 28, 2011, was 3,675,782.

SERVIDYNE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	January 31, 2011	April 30, 2010
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,923,907	$1,923,641
Receivables (Note 5):
Trade accounts and notes, net of allowance for doubtful accounts of $69,492 and $58,989, respectively	850,356	953,075
Contracts, net of allowance for doubtful accounts of $65,069 and $22,530, respectively, including retained amounts of $599,802 and $675,281, respectively	2,859,836	3,337,177
Costs and earnings in excess of billings	476,213	715,129
Assets of discontinued operations (Note 10)	38,141	188,827
Deferred income taxes (Note 16)	342,539	401,215
Other current assets	1,948,011	1,247,844

Total current assets	8,439,003	8,766,908
PROPERTY AND EQUIPMENT, net (Note 2)	4,583,197	4,805,542
ASSETS OF DISCONTINUED OPERATIONS (Note 10)	—	13,767,227
DEFERRED INCOME TAXES (Note 16)	—	1,718,954
OTHER ASSETS:
Real estate held for future development or sale	853,109	853,109
Intangible assets, net (Note 8)	2,197,012	2,395,874
Goodwill (Note 8)	6,354,002	6,354,002
Other assets (Note 9)	2,859,197	2,890,357

Total assets	$25,285,520	$41,551,973

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Trade and subcontractors payables	$2,015,748	$2,465,112
Accrued expenses	1,755,134	1,378,538
Deferred revenue	440,742	507,383
Billings in excess of costs and earnings	41,500	53,100
Liabilities of discontinued operations (Note 10)	40,285	520,308
Short-term debt and current maturities of long-term debt (Note 13)	330,479	270,592

Total current liabilities	4,623,888	5,195,033
DEFERRED INCOME TAXES (Note 16)	600,663	—
LIABILITIES OF DISCONTINUED OPERATIONS (Note 10)	—	13,587,832
OTHER LIABILITIES	1,127,105	1,039,633
MORTGAGE NOTES PAYABLE, less current maturities (Note 12)	4,011,188	4,107,996
OTHER LONG-TERM DEBT, less current maturities (Notes 13 and 14)	1,735,378	1,832,000

Total liabilities	12,098,222	25,762,494

COMMITMENTS AND CONTINGENCIES (Note 15)
SHAREHOLDERS’ EQUITY:
Common stock, $1 par value; 10,000,000 shares authorized; 3,919,173 issued and 3,675,782 outstanding at January 31, 2011; 3,919,773 issued and 3,676,383 outstanding at April 30, 2010	3,919,173	3,919,773
Additional paid-in capital	6,329,223	6,206,521
Retained earnings	3,945,050	6,669,330
Treasury stock (common shares) of 243,391 and 243,390, respectively	(1,006,148)	(1,006,145)

Total shareholders’ equity	13,187,298	15,789,479

Total liabilities and shareholders’ equity	$25,285,520	$41,551,973

See accompanying notes to condensed consolidated financial statements.

SERVIDYNE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	THIRD QUARTER ENDED		NINE MONTHS ENDED
	JANUARY 31,		JANUARY 31,
	2011	2010	2011	2010
REVENUES:
Building Performance Efficiency (“BPE”)	$5,839,816	$4,119,890	$18,200,690	$11,915,539
Rental revenues	101,907	123,122	316,581	330,174

	5,941,723	4,243,012	18,517,271	12,245,713

COST OF REVENUES:
BPE	4,053,227	2,651,957	13,021,340	7,947,470
Rental cost	173,175	157,397	508,827	509,672

	4,226,402	2,809,354	13,530,167	8,457,142

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:	2,230,905	2,457,116	7,275,670	7,133,148

OTHER (INCOME) AND EXPENSES:
Other income	(78,525)	(5,637)	(122,900)	(70,939)
Interest income	(14)	(20)	(53)	(7,630)
Interest expense	113,749	99,383	334,539	298,724

	35,210	93,726	211,586	220,155

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(550,794)	(1,117,184)	(2,500,152)	(3,564,732)
INCOME TAX EXPENSE (BENEFIT) (Note 16)	623,765	(504,416)	(181,477)	(1,446,531)

LOSS FROM CONTINUING OPERATIONS	(1,174,559)	(612,768)	(2,318,675)	(2,118,201)

DISCONTINUED OPERATIONS (Note 10):
(Loss) earnings from discontinued operations, adjusted for applicable income tax (benefit) expense of ($2,227), $26,137, ($221,663) and $82,100, respectively	(3,633)	42,128	(361,661)	133,953
(Loss) gain on disposition of income-producing properties, adjusted for applicable income tax expense of $26,206, $498,017, $117,350 and $498,017, respectively	(33,794)	690,622	66,779	690,622

(LOSS) EARNINGS FROM DISCONTINUED OPERATIONS	(37,427)	732,750	(294,882)	824,575

NET (LOSS) EARNINGS	$(1,211,986)	$119,982	$(2,613,557)	$(1,293,626)

NET EARNINGS (LOSS) PER SHARE (Note 7):
From continuing operations — basic and diluted	$(0.32)	$(0.17)	$(0.63)	$(0.57)
From discontinued operations — basic and diluted	(0.01)	0.20	(0.08)	0.22

NET (LOSS) EARNINGS PER SHARE — BASIC AND DILUTED	$(0.33)	$0.03	$(0.71)	$(0.35)

WEIGHTED AVERAGE SHARES OUTSTANDING — BASIC AND DILUTED	3,675,784	3,685,268	3,676,054	3,688,952

See accompanying notes to condensed consolidated financial statements.

SERVIDYNE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	NINE MONTHS ENDED
	JANUARY 31,
	2011	2010
Cash flows from operating activities:
Net loss	$(2,613,557)	$(1,293,626)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss (earnings) from discontinued operations, net of tax	294,882	(824,575)
(Loss) gain on disposal of assets	(1,385)	1,378
Depreciation and amortization	732,916	741,176
Deferred tax benefit	(195,328)	(1,469,195)
Stock compensation expense	122,101	137,711
Adjustment to cash surrender value of life insurance	(35,390)	(75,122)
Straight-line rent	(2,416)	(23,629)
Provision for doubtful accounts, net	53,042	(56,849)
Changes in assets and liabilities:
Receivables	527,018	45,429
Costs and earnings in excess of billings	238,916	(77,251)
Other current and long-term assets	(644,938)	141,929
Trade and subcontractors payable	(449,364)	287,584
Accrued expenses and deferred revenue	328,093	(317,216)
Billings in excess of costs and earnings	(11,600)	897,679

Net cash used in operating activities	(1,657,010)	(1,884,577)

Cash flows from investing activities:
Premiums paid on officers’ life insurance policies	(5,464)	—
Release of restricted cash held in escrow	—	(27,464)
Purchase of money market account investment	(500,000)	—
Proceeds from termination of split-dollar life insurance agreement	194,601	—
Additions to property and equipment	(41,581)	(208,355)
Additions to intangible assets	(274,197)	(415,352)
Proceeds from sale of property and equipment	5,454	2,000

Net cash used in investing activities	(621,187)	(649,171)

Cash flows from financing activities:
Short-term loan proceeds	—	100,000
Mortgage repayments	(89,612)	(82,948)
Debt repayments	(150,000)	(185,000)
Repurchase of common stock	—	(31,345)
Proceeds from other long-term debt	500,000	—
Cash dividends paid to shareholders	(110,722)	(148,578)

Net cash provided by (used in) financing activities	149,666	(347,871)

DISCONTINUED OPERATIONS:
Operating activities	(30,642)	615,579
Investing activities	2,208,932	(24,835)
Financing activities	(49,493)	(231,051)

Net cash provided by discontinued operations	2,128,797	359,693

Net increase (decrease) in cash and cash equivalents	266	(2,521,926)
Cash at beginning of period	1,923,641	4,821,126

Cash at end of period	$1,923,907	$2,299,200

Supplemental disclosure of non-cash investing and financing activities:
Reduction in cash surrender value of life insurance policies	$412,000	$—
Reduction in loans against interest in cash surrender value of life insurance policies	$(412,000)	$—
Change in fair market value of deferred executive compensation plan assets and liabilities	$71,941	$—
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
During the fiscal quarter ended January 31, 2011, the Company sold its last owned income-producing property, other than its corporate headquarters facility. As a result, the Company’s Real Estate Segment is no longer considered a reportable segment. Accordingly, the Company has removed all references to the Real Estate Segment from this quarterly report, and will not report results of the Real Estate Segment in future periodic reports. See Note 6 “Segment Reporting” for more information.
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
The Company has made reclassifications related to certain income-producing properties that have been sold in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 360-35, Property, Plant and Equipment. As a result of these sales, the Company’s financial statements have been prepared with the results of operations and cash flows of these disposed properties shown as discontinued operations. Further, the assets and liabilities of these disposed properties presented in the prior periods, as well as any residual balances remaining in the current period, are reflected in discontinued operations on the balance sheets. In addition, balances previously presented in “Income-Producing Properties, net” which do not relate to discontinued operations are now presented in “Property and Equipment, net” in the balance sheets.

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
In January 2010, the FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820) —Improving Disclosures about Fair Value Measurements. ASU 2010-06 requires some new disclosures and clarifies some existing disclosure requirements about fair value measurement as set forth in ASC Subtopic 820-10. ASU 2010-06 amends ASC Subtopic 820-10 to now require (1) an entity to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers; (2) in the reconciliation for fair value measurements using significant Level 3 unobservable inputs, an entity should present separately information about purchases, sales, issuances, and settlements; and (3) an entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. This new pronouncement was effective for interim and annual reporting periods beginning after December 15, 2009. The Company has determined that adoption did not have a significant impact on the determination or reporting of the Company’s financial results.
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
For the third quarter and the nine (9) months ended January 31, 2011, total equity-based compensation expenses were $36,728 and $122,101, respectively, and the related income tax benefits were $13,956 and $46,397, respectively. Comparatively, for the third quarter and the nine (9) months ended January 31, 2010, total equity-based compensation expenses were $45,012 and $137,711, respectively, and the related income tax benefits were $17,105 and $52,330, respectively. All of these expenses are included in selling, general and administrative (“SG&A”) expenses in the condensed consolidated statements of operations. At January 31, 2011, there were total unrecognized equity-based compensation expenses of $217,110 that are expected to be recognized over a weighted average period of approximately 1.7 years.

Stock Options
A summary of stock options activity for the nine (9) months ended January 31, 2011, is as follows:

Weighted
	Options to	Average
	Purchase	Exercise
	Shares	Price
Outstanding at April 30, 2010	482,486	$4.46
Granted	—	—
Forfeited	—	—
Expired	—	—
Exercised	—	—

Outstanding at January 31, 2011	482,486	$4.46

Vested at January 31, 2011	482,486	$4.46

Non-vested at January 31, 2011, that are expected to vest	—	$—

Stock options typically vest over a period of two (2) years. The maximum contractual term of the stock options is ten (10) years. As of January 31, 2011, none of the outstanding stock options, vested or non-vested, were “in the money.”
A summary of information about all stock options outstanding as of January 31, 2011, is as follows:

		Weighted Average
Exercise	Number of	Remaining Contractual
Price	Outstanding Options	Term (Years)
$4.42	415,629	1.77
$4.59	55,440	4.15
$5.19	917	3.38
$5.24	10,500	2.37
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
Compensation expenses related to the vesting of stock options, and the related income tax benefits, were not material for any of the periods presented.

Stock Appreciation Rights (“SARs”)
A summary of SARs activity for the nine (9) months ended January 31, 2011, is as follows:

		Weighted
		Average
		Exercise
	SARs	Price
Outstanding at April 30, 2010	927,425	$3.85
Granted	—	—
Exercised	—	—
Forfeited	(52,500)	4.76

Outstanding at January 31, 2011	874,925	$3.79

Vested at January 31, 2011	188,528	$4.01

Non-vested at January 31, 2011, that are expected to vest	505,699	$3.81

All SARs have a five-year vesting period. Typically, thirty percent (30%) of the SARs will vest on the third (3rd) year anniversary of the date of grant, thirty percent (30%) will vest on the fourth (4th) year anniversary of the date of grant, and forty percent (40%) will vest on the fifth (5th) year anniversary of the date of grant. All SARs have early vesting provisions by which one hundred percent (100%) of the SARs would vest immediately (a) on the date of a change in control of the Company; or (b) if the Company’s stock price were to close at or above a certain price for ten (10) consecutive trading days. For SARs granted prior to the stock dividend that occurred in the first quarter of fiscal 2009, the triggering price for early vesting is $19.05 per share. For SARs granted subsequent to the stock dividend that occurred in the first quarter of fiscal 2009, the triggering price for early vesting for SARs issued under the 2000 Award Plan is $20.00 per share, and the triggering price for early vesting for SARs not issued under the 2000 Award Plan is $19.05 per share. The maximum contractual term of all SARs is ten (10) years. As of January 31, 2011, 181,500 of the non-vested outstanding SARs, with a weighted average exercise price of $2.13, were “in the money,” whereas none of the vested outstanding SARs were “in the money.”
A summary of information about all SARs outstanding as of January 31, 2011, is as follows:

			Weighted Average
Exercise	Outstanding	Vested	Remaining Contractual
Price	SARs	SARs	Term (Years)
$3.94	180,495	108,959	5.41
$3.79	109,830	66,339	5.85
$4.19	10,500	3,150	6.36
$6.19	33,600	10,080	6.66
$5.00	52,500	0	7.23
$4.76	84,000	0	7.37
$4.00	22,500	0	7.63
$2.30	30,000	0	8.36
$4.00	200,000	0	8.79
$2.12	20,000	0	8.85
$2.09	131,500	0	9.15

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
Compensation expenses related to the vesting of SARs for the third quarter and the nine (9) months ended January 31, 2011, were $36,641 and $119,843, respectively, and the related income tax benefits were $13,923 and $45,539, respectively. Comparatively, related compensation expenses for the third quarter and the nine (9) months ended January 31, 2010, were $42,402 and $127,785, respectively, and the related income tax benefits were $16,113 and $48,558, respectively.
Shares of Restricted Stock
Prior to the expiration of the 2000 Award Plan, the Company periodically awarded shares of restricted stock to employees, non-employee directors and certain outside service providers. The awards were recorded at fair market value on the date of grant and typically vested over a period of one (1) year. As of January 31, 2011, there were no material unrecognized compensation expenses related to grants of shares of restricted stock, which the Company expects to be recognized over the ensuing year.
Compensation expenses related to the vesting of shares of restricted stock for the third quarter and the nine (9) months ended January 31, 2011, were $87 and $2,016, respectively, and the related income tax benefits were $33 and $766, respectively. Comparatively, the related compensation expenses for the third quarter and the nine (9) months ended January 31, 2010, were $1,886 and $6,784, respectively, and the related income tax benefits were $716 and $2,578, respectively.
The following table summarizes restricted stock activity for the nine (9) months ended January 31, 2011:

		Weighted Average
	Number of	Fair Value
	Shares of	per Share
	Restricted Stock	on Grant Date
Non-vested restricted stock at April 30, 2010	3,150	$2.99
Granted	—	—
Forfeited	(600)	2.11
Vested	(2,150)	3.41

Non-vested restricted stock at January 31, 2011	400	$2.09

NOTE 5. RECEIVABLES
All net contract and trade receivables are expected to be collected within one (1) year.

NOTE 6. SEGMENT REPORTING
In recent years the Company disposed of the vast majority of its real estate holdings, most recently selling its last owned income-producing property, other than its corporate headquarters facility, in December 2010 (see Note 10 “Discontinued Operations” for more information). As a result, during the fiscal quarter ended January 31, 2011, following authoritative guidance in ASC 280 “Segment Reporting,” the Company performed a reassessment of the applicable quantitative and qualitative thresholds for segment reporting and determined that the BPE Segment is the Company’s only reportable segment. The Company identified this reportable segment based on internal management reporting and management decision-making responsibilities.
The table below shows selected financial data on an operating segment basis, including intersegment revenues, costs and expenses. Information previously reported as “Real Estate” and “Parent” is now combined in “Corporate.”

For the Third Quarter
Ended January 31, 2011	BPE	Corporate (1)	Eliminations	Consolidated

Revenues from unaffiliated customers
BPE Segment services and products:
Energy savings projects	$4,193,371			$4,193,371
Lighting products	533,125			533,125
Energy management services	301,662			301,662
Fifth fuel management services	34,369			34,369
Productivity software	777,289			777,289

Total revenues from unaffiliated customers	$5,839,816	$101,907	$—	$5,941,723
Intercompany revenue	—	64,548	(64,548)	—

Total revenues from continuing operations	$5,839,816	$166,455	$(64,548)	$5,941,723

Earnings (loss) from continuing operations before income taxes	$282,733	$(833,612)	$85	$(550,794)

For the Nine Months
Ended January 31, 2011	BPE	Corporate (1)	Eliminations	Consolidated

Revenues from unaffiliated customers
BPE Segment services and products:
Energy savings projects	$13,015,326			$13,015,326
Lighting products	1,749,037			1,749,037
Energy management services	1,068,248			1,068,248
Fifth fuel management services	125,395			125,395
Productivity software	2,242,684			2,242,684

Total revenues from unaffiliated customers	$18,200,690	$316,581	$—	$18,517,271
Intercompany revenue	—	203,330	(203,330)	—

Total revenues from continuing operations	$18,200,690	$519,911	$(203,330)	$18,517,271

Earnings (loss) from continuing operations before income taxes	$64,510	$(2,628,391)	$63,729	$(2,500,152)

For the Third Quarter
Ended January 31, 2010	BPE	Corporate (1)	Eliminations	Consolidated

Revenues from unaffiliated customers
BPE Segment services and products:
Energy savings projects	$2,533,469			$2,533,469
Lighting products	379,244			379,244
Energy management services	417,386			417,386
Fifth fuel management services	—			—
Productivity software	789,791			789,791

Total revenues from unaffiliated customers	$4,119,890	$123,122	$—	$4,243,012
Intercompany revenue	—	60,211	(60,211)	—

Total revenues from continuing operations	$4,119,890	$183,333	$(60,211)	$4,243,012

(Loss) earnings from continuing operations before income taxes	$(353,718)	$(773,413)	$9,947	$(1,117,184)

For the Nine Months
Ended January 31, 2010	BPE	Corporate (1)	Eliminations	Consolidated

Revenues from unaffiliated customers
BPE Segment services and products:
Energy savings projects	$6,594,695			$6,594,695
Lighting products	1,319,982			1,319,982
Energy management services	1,438,900			1,438,900
Fifth fuel management services	—			—
Productivity software	2,561,962			2,561,962

Total revenues from unaffiliated customers	$11,915,539	$330,174	$—	$12,245,713
Intercompany revenue	141,545	193,573	(335,118)	—

Total revenues from continuing operations	$12,057,084	$523,747	$(335,118)	$12,245,713

(Loss) earnings from continuing operations before income taxes	$(1,096,677)	$(2,468,546)	$491	$(3,564,732)

Total Assets by Segment	BPE	Corporate (1)	Eliminations	Consolidated

As of January 31, 2011	$15,877,132	$11,037,873	$(1,629,485)	$25,285,520

As of April 30, 2010	$15,396,815	$26,944,905	$(789,747)	$41,551,973

(1)	The “Corporate” net loss in each period was derived from corporate headquarters activities, which consist primarily of the following: rental revenues from tenants in the Company’s corporate headquarters building and related rental and operating costs, salaries and benefits of Corporate Headquarters executive officers and staff, equity-based compensation expenses, depreciation and amortization expenses, and costs related to the Company’s status as a publicly-held company, which include, among other items, legal fees, non-employee directors’ fees, consulting expenses, investor relations expenses, corporate audit and tax fees, Nasdaq listing fees, and other Securities & Exchange Commission (“SEC”) and Sarbanes-Oxley compliance and financial reporting costs. All relevant costs related to the business operations of the Company’s BPE Segment are either paid directly by BPE or are allocated to BPE by the Corporate Headquarters. The allocation method is dependent on the nature of each expense item. Allocated expenses include, among other items, accounting services, information technology services, insurance costs, and audit and tax preparation fees.
NOTE 7. EARNINGS (LOSS) PER SHARE
Basic earnings (loss) per share is computed by dividing net earnings (loss) by the weighted average shares outstanding during the reporting period. Diluted earnings (loss) per share is computed giving effect to dilutive stock equivalents resulting from outstanding stock options, restricted stock and stock appreciation rights. The potential dilutive effect on the number of common shares for the first nine (9) months of fiscal 2011 and fiscal 2010 was 22,075 shares and 0 shares, respectively. Because the Company had a loss from continuing operations for the quarter and the nine (9) months ended January 31, 2011, as well as for the quarter and the nine (9) months ended January 31, 2010, all stock equivalents were anti-dilutive during these periods and, therefore, are excluded when determining the diluted weighted average number of shares outstanding.

NOTE 8. GOODWILL AND OTHER INTANGIBLE ASSETS
The gross carrying amounts and accumulated amortization for the Company’s intangible assets as of January 31, 2011, and April 30, 2010, are as follows:

	January 31, 2011
	Gross Carrying	Accumulated
Intangible assets, subject to amortization:	Amount	Amortization

BPE proprietary technology solutions	$4,330,307	$3,204,988
Acquired computer software	717,532	533,753
Real estate lease costs	35,412	12,819
Customer relationships	404,632	317,540
Deferred loan costs	122,687	104,284
Non-compete agreements	63,323	63,323
Tradename	61,299	10,896
Other	44,882	44,166

	$5,780,074	$4,291,769

Intangible assets and goodwill, not subject to amortization:
Trademark	$708,707

Goodwill	$6,354,002

	April 30, 2010
	Gross Carrying	Accumulated
Intangible assets, subject to amortization:	Amount	Amortization

BPE proprietary technology solutions	$4,096,802	$2,827,072
Acquired computer software	676,837	493,885
Real estate lease costs	35,412	5,701
Customer relationships	404,632	286,433
Deferred loan costs	122,687	95,082
Non-compete agreements	63,323	60,684
Tradename	61,299	7,834
Other	44,882	42,016

	$5,505,874	$3,818,707

Intangible assets and goodwill, not subject to amortization:
Trademark	$708,707

Goodwill	$6,354,002

Aggregate amortization expense for all amortizable intangible assets:

For the nine months ended January 31, 2011	$473,059
For the nine months ended January 31, 2010	448,392
For the quarter ended January 31, 2011	140,371
For the quarter ended January 31, 2010	171,450

Estimated future amortization expenses for all amortized intangible assets for the fiscal years ended:

Remainder of 2011	$136,418
2012	512,091
2013	363,980
2014	263,511
2015	142,113
2016	41,243
Thereafter	28,949

$1,488,305

The Company completed the annual impairment analysis of goodwill and other indefinite-lived intangible assets in the fiscal quarter ended January 31, 2011. The annual analysis resulted in a determination of no impairment. All of the Company’s goodwill and other indefinite-lived intangible assets are assigned to the BPE Segment, which has also been determined to be the reporting unit.
Goodwill
The valuation methodologies used to calculate the fair value of the BPE Segment were the discounted cash flow method of the income approach and the guideline company method of the market approach. The Company believes that these two methodologies are commonly used valuation methodologies. GAAP states that both methodologies are acceptable in determining the fair value of a reporting unit. In assessing the fair value of the BPE Segment, the Company believes a market participant would likely consider the cash flow generating ability of the reporting unit, as well as current market multiples of companies facing similar risks in the marketplace.
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

In the income approach model, three (3) separate financial projection scenarios were prepared using the above assumptions: the first used the expected revenue growth rates, the second used higher revenue growth rates, and the third used lower revenue growth rates. The discount rates used in the scenarios ranged from 17% for the lower growth scenario to 19% for the higher growth scenario. In each of the three (3) discounted cash flow models, there was no indication of goodwill impairment. For the assessment of fair value of the BPE Segment based on the income approach, the results of the three (3) scenarios were weighted to produce the applicable fair value indication as follows: 50% for the expected case and 25% each for the other scenarios. The weightings reflect the Company’s view of the relative likelihood of each scenario.
In the application of the market approach, the Company considered valuation multiples derived from five (5) public companies that were identified as belonging to a group of industry peers. The applicable financial multiples of the comparable companies were adjusted for profitability and size and then applied to the BPE Segment. This result also indicated that no impairment existed.
The comparable companies selected for the market approach were similar to the BPE Segment in terms of business description and markets served. As such, the Company believes a market participant is likely to consider the market approach in determining the fair value of the BPE Segment. In addition, the Company believes a market participant will consider the cash flow generating capacity of the BPE Segment using an income approach. Both the market and income approaches provide meaningful indications of the fair value of the BPE Segment. The outcomes of the income approach and market approach were weighted 80% and 20%, respectively, with the resulting fair value compared to the carrying value of the BPE Segment. This test of fair value indicated that no impairment existed at January 31, 2011.
Other Indefinite-Lived Intangible Assets
The Company holds several trademarks, which comprise all of the other indefinite-lived intangible assets reported by the Company. The relief from royalty valuation methodology was used to analyze the fair value of the Company’s trademarks, and the result of the analysis determined that no impairment existed at January 31, 2011.
NOTE 9. OTHER ASSETS
Money Market Account Investment
On October 15, 2010, the Company purchased a money market account investment in the amount of $500,000. This investment is classified as a non-current other asset, as it serves as security for the Company’s surety program, including the payment and performance bonds required by a significant long-term BPE energy savings project contract.
Termination of Split Dollar Life Insurance Agreement
Historically, the Company has been a party to “split dollar” life insurance agreements pursuant to which, among other things, the Company has agreed to pay premiums on life insurance policies for certain executive officers of the Company. The cash surrender values of these insurance policies are recorded as long-term other assets in the Company’s condensed consolidated balance sheet. As of April 30, 2010, the Company was a party to three (3) split dollar agreements regarding policies insuring the lives of current and former executive officers of the Company, and had long-term loans of approximately $982,000 against its interest in the cash surrender value of these policies.

On October 21, 2010, in the Company’s fiscal second quarter, the split dollar life insurance agreement (the “Agreement”) related to the policy jointly insuring the lives of Edward M. Abrams (deceased), the Company’s former Chairman of the Board and Chief Executive Officer, and his widow, Ann U. Abrams (the parents of Alan R. Abrams, the Company’s Chairman of the Board and Chief Executive Officer, and J. Andrew Abrams, the Company’s Executive Vice President) was terminated prior to the death of the remaining insured. Prior to the termination of the Agreement, the Company had a long-term loan of approximately $412,000 against its interest in the cash surrender value of this policy, which loan amount approximately equaled the cumulative policy premiums paid by the Company through the date the loan was originated, and represented a substantial majority of the policy’s cash surrender value prior to the loan. Under the terms of the Agreement, in the event of an early termination prior to the death of the insured, the Company was entitled to receive the remaining cash surrender value of the policy, if any, on the date of termination. However, in consideration of the consent to the early termination of the Agreement by the trust that owns the policy, the Company agreed to reduce the net cash surrender value otherwise payable to the Company by $42,000. As a result of the early termination of the Agreement: (1) the long-term loan against the Company’s interest in the cash surrender value of the policy of approximately $412,000 and the related accrued interest of approximately $13,000 were repaid in full; (2) the Company received approximately $195,000 in cash proceeds; (3) the Company’s ongoing obligation to pay premiums on the policy and its entitlement to any portion of the policy’s death benefit were terminated; and (4) the Company reduced its long-term other assets by approximately $662,000, representing the Company’s interest in the cash surrender value of the policy prior to termination.
NOTE 10. DISCONTINUED OPERATIONS
On December 15, 2010, the Company sold its owned shopping center in Smyrna, Tennessee, for a sales price of approximately $4.3 million. The sale generated net cash proceeds of approximately $250,000, after deducting approximately $125,000 for closing costs and prorations, and net of the approximately $3.9 million mortgage note, which was assumed by the buyer. The Company recognized a pre-tax loss on the sale of approximately $6,000. The Company had previously recorded an impairment loss of approximately $590,000 in the condensed consolidated statement of operations for the quarter ended October 31, 2010. This impairment loss was reclassified to Loss from discontinued operations in the condensed consolidated statement of operations for the nine months ended January 31, 2011.
On June 9, 2010, the Company sold its owned shopping center in Jacksonville, Florida, for a sales price of approximately $9.9 million. The sale generated net cash proceeds of approximately $2 million, after deducting approximately $0.5 million for funding of repair escrows and approximately $0.6 million for closing costs and prorations, and net of the approximately $6.9 million mortgage note, which was assumed by the buyer. The Company recognized a pre-tax gain on the sale of approximately $190,000, including approximately $75,000 in additional pre-tax gain recognized in the second and third quarters as the result of the successful completion of contractual conditions and other cost-basis adjustments.
On January 29, 2010, the Company transferred its approximately $2.0 million interest in an owned office building in Newnan, Georgia, and related assets to the note holder, which satisfied in full the Company’s liability for the approximately $3.2 million remaining balance on the property’s non-recourse mortgage loan. Correspondingly, the Company recognized a pre-tax gain of approximately $1.2 million in the third quarter of fiscal 2010 as a result of the elimination of the balance of the indebtedness on the property.

As a result of these real estate transactions, the Company’s financial statements have been prepared with the results of operations and cash flows of these three (3) disposed properties shown as discontinued operations. All historical statements have been restated in accordance with GAAP. Summarized financial information for discontinued operations for the third quarter and the nine (9) months ended January 31, 2011, and January 31, 2010, is as follows:

	Third Quarter Ended		Nine Months Ended
	January 31,		January 31,
	2011	2010	2011	2010

Rental revenues	$83,305	$617,932	$511,371	$1,852,338
Rental property operating expenses, including depreciation	89,165	549,667	505,136	1,636,285
Loss on impairment of income-producing property	—	—	589,559	—

Operating (loss) income from discontinued operations	(5,860)	68,265	(583,324)	216,053
Income tax benefit (expense)	2,227	(26,137)	221,663	(82,100)

Operating (loss) income from discontinued operations, net of tax	(3,633)	42,128	(361,661)	133,953

(Loss) gain on disposition of income-producing properties	(7,588)	1,188,639	184,129	1,188,639
Income tax expense	(26,206)	(498,017)	(117,350)	(498,017)

(Loss) gain on disposition of income-producing properties, net of tax	(33,794)	690,622	66,779	690,622

(Loss) earnings from discontinued operations, net of tax	$(37,427)	$732,750	$(294,882)	$824,575

NOTE 11. FAIR VALUE MEASUREMENTS
Fair value is estimated based on a hierarchy that maximizes the use of observable inputs and minimizes the use of unobservable inputs. The fair value hierarchy prioritizes the inputs to valuation techniques into three broad levels whereby the highest priority is given to Level 1 inputs, and the lowest priority is given to Level 3 inputs. The three broad categories are:
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
Financial instruments in the Company’s condensed consolidated financial statements that are measured and recorded at fair value on a recurring basis are (1) executive deferred compensation plan and directors’ deferred compensation plan assets, which are included in “Other assets” in the condensed consolidated balance sheet; and (2) the corresponding liability owed to the plans’ participants that is equal in value to the plans’ assets, which is included in “Other liabilities” in the condensed consolidated balance sheet. Given that the plans’ assets are invested in mutual funds and money market funds for which quoted market prices are readily available, the quoted prices are considered Level 1 inputs. Based on the quoted prices of the related investments, the fair value of the deferred executive compensation plan and deferred director compensation plan assets and the corresponding liability were $1,034,555 and $947,023 as of January 31, 2011, and April 30, 2010, respectively.

In addition to the financial instruments listed above that are required to be carried at fair value, the Company has determined that the carrying amounts of its cash and cash equivalents, restricted cash, accounts receivable and accounts payable approximate fair value due to their short-term maturities.
The Company had a certificate of deposit (“CD”) in the amount of $450,000 as of January 31, 2011, which is included in “Other assets” in the Company’s condensed consolidated balance sheet. This CD secures a letter of credit, which is required by the terms of the mortgage on the Company’s owned corporate headquarters building. Based on the rates currently available on certificates of deposit with similar terms, the CD’s carrying amount approximates its fair value as of January 31, 2011.
The Company had a money market account (“MMA”) investment in the amount of $500,000 as of January 31, 2011, which is included in “Other assets” in the Company’s condensed consolidated balance sheet (see Note 9 “Other Assets” for more information). Based on the rates currently available on money market accounts with similar terms, this MMA investment’s carrying amount approximates its fair value as of January 31, 2011.
Based on the borrowing rates currently available for mortgage notes with similar terms and average maturities, the fair value of the mortgage note payable on the Company’s corporate headquarters building was $4,233,067 and $4,368,245 as of January 31, 2011, and April 30, 2010, respectively. Based on the borrowing rates currently available for bank loans with similar terms and average maturities, the fair value of other debt was $1,936,419 and $1,950,109 as of January 31, 2011, and April 30, 2010, respectively.
Non-Recurring Measurements
The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company examines long-lived assets for such indications of impairment on a quarterly basis. The results of this examination determined that no impairment of long-lived assets existed at January 31, 2011.
NOTE 12. MORTGAGE NOTE PAYABLE
At January 31, 2011, the Company had a mortgage note payable of approximately $4.0 million on the corporate headquarters building, which is pledged as collateral on the note. Exculpatory provisions of the mortgage loan limit the Company’s liability for repayment to its interest in the mortgaged property. The mortgage loan contains a provision that requires a Company subsidiary to maintain a net worth of at least $2 million. The subsidiary referred to in this loan provision had a net worth of approximately $16.3 million as of January 31, 2011. The mortgage note contains no other financial covenants.

NOTE 13. OTHER LONG-TERM DEBT
Other long-term debt at January 31, 2011, included a note payable of approximately $850,000, which originated from the acquisition of a wholly-owned subsidiary in fiscal year 2004. In the third quarter of fiscal 2011, the Company and the lender entered into an agreement to amend the note as follows:
•	The maturity date of the note, originally December 18, 2011, was amended such that $150,000 is due on October 19, 2011, with the remaining principal balance of $700,000 maturing on January 19, 2016; and

•	The interest rate was changed from the prime rate plus 1.5% to a fixed rate of 6% per annum.
The note continues to be secured by the general assets of the acquired subsidiary.
NOTE 14. RELATED PARTY TRANSACTIONS
On October 14, 2010, the Company borrowed an aggregate of $500,000 from related parties by issuing a total of four (4) promissory notes to Samuel E. Allen, a Director of the Company; Herschel Kahn, a Director of the Company; Alan R. Abrams, Chairman of the Board and Chief Executive Officer of the Company; and J. Andrew Abrams, Executive Vice President of the Company, respectively. The largest of the four (4) notes, amounting to $400,000, was issued to Mr. Allen. Each of the notes bears interest at twelve percent (12%) per annum and matures on May 14, 2012, subject to acceleration under certain specified circumstances. The notes are collectively secured by a security deed on real property granted by a subsidiary of the Company. The notes are included in “Other Long-Term Debt” in the Company’s condensed consolidated balance sheet. The cash proceeds from the borrowings were used to fund working capital and for other operating purposes.
On October 21, 2010, the Company terminated a split dollar life insurance agreement related to a policy jointly insuring the lives of the Company’s former Chairman of the Board and Chief Executive Officer, who is deceased, and his widow, as described above in Note 9 “Other Assets.”
NOTE 15. COMMITMENTS AND CONTINGENCIES
The Company is subject to legal proceedings and other claims that arise from time to time in the ordinary course of business. While the resolution of these matters cannot be predicted with certainty, the Company believes that the final outcome of any such matters would not have a material adverse effect on the Company’s financial position or results of operations.
NOTE 16. INCOME TAXES
In accordance with ASC 740, Income Taxes, the Company has established a full valuation allowance on state deferred tax assets because of a lack of sufficient positive evidence to support its realization due to the recent dispositions of real estate assets and recurring losses. As a result, the Company has established a valuation allowance of approximately $857,000 in the third quarter ended January 31, 2011. The state deferred tax assets expire between 2024 and 2031 and, as such, management will regularly reassess whether the valuation allowance is still considered necessary.

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
The Company’s fiscal year 2011 will end on April 30, 2011.
OVERVIEW
The Company entered fiscal year 2011 with significant momentum as the result of an order backlog at its BPE Segment of $15.4 million, which at that time represented the highest backlog achieved by BPE in the Company’s history. The Company recognized historic levels of BPE revenues during the first nine (9) months of fiscal year 2011. In addition, BPE’s new order activity has shown continued strength in fiscal 2011, with order activity exceeding revenues during the period. This has resulted in a new record backlog of $16.4 million as of January 31, 2011, which was 7% higher than the backlog at April 30, 2010, and was 90% higher than the backlog at January 31, 2010. The new order activity in the first nine (9) months of fiscal 2011 included the award of a $5.8 million design-build retro-commissioning project for the Georgia Department of Corrections under a contract with the Georgia Environmental Finance Authority, which the Company commenced during the fiscal second quarter and expects to substantially complete by the end of calendar year 2011.
More specifically, BPE generated $18.2 million in revenues, $65,000 in pre-tax earnings (including intercompany costs and expenses), and $621,000 in EBITDA1 (pre-tax earnings, plus interest, depreciation and amortization of $557,000) in the first nine (9) months of fiscal 2011, including $5.8 million of revenues, $283,000 of pre-tax earnings, and $440,000 in EBITDA (pre-tax earnings, plus interest, depreciation and amortization of $157,000) in the third quarter. The third quarter revenues represented an increase of 42% compared to the same period in fiscal 2010, including a 66% year-over-year increase in Energy Savings Projects revenues. The revenues in the first nine (9) months of fiscal 2011 represented an increase of 53% compared to the same period in fiscal 2010, including a 97% year-over-year increase in Energy Savings Projects revenues.
The Company believes that the substantial increase in BPE’s order activity, revenues and profitability over the last year is a direct result of three (3) distinct factors: the success of the Company’s enhanced sales and marketing efforts, which were initiated in fiscal 2009; an overall improvement in the capital spending environment for many of the BPE customers; and the infusion of U.S. government expenditures for energy efficiency upgrades of government facilities. The Company believes that these factors will

1	The Company believes earnings before interest, taxes, depreciation and amortization (“EBITDA”) is a useful non-GAAP measurement of the BPE Segment’s performance, because it provides information that can be used to further evaluate the operational effectiveness of the business. One should not consider EBITDA an alternative to, or a more meaningful indicator of the segment’s operating performance than, earnings before taxes as determined in accordance with GAAP.

continue to be favorable for the BPE Segment during the remainder of fiscal year 2011 and beyond. Management expects that the BPE Segment will generate positive EBITDA for the full current fiscal year, with revenues and order activity remaining strong. However, EBITDA on a quarterly basis is more sensitive to fluctuations in the timing of revenues and may not be positive in an individual quarter. Moreover, management believes that a longer period of time will be required before the BPE Segment is able to generate sufficient sustained cash flow to fully fund the Company’s consolidated operations. See the “Liquidity” section below for more information.
To support ongoing revenue growth, the Company anticipates continued strong order growth from customers in the government sector, the private sector and from utility companies. The Company offers government sector customers many of the same offerings it provides to private sector customers, including energy savings projects and other energy efficiency-focused products and services, by entering into direct contracts and by acting as a subcontractor to large energy services companies (“ESCOs”). The Company has a long history of providing energy efficiency services for a wide range of government facilities, including U.S. military bases, federal, state and county prisons, large public educational facilities, school districts, and a variety of other federal, state, county and municipal buildings and facilities. The Company has existing business relationships with a number of government entities and with several of the large ESCOs currently authorized by the U.S. Department of Energy to perform federally-funded projects to improve the energy efficiency of government buildings. In addition, due to the growing corporate awareness of the investment potential of sustainable and energy efficient facility upgrades, the Company expects to build on its recent successes in the private sector by continuing to broaden its customer base of Fortune 500 companies and large asset and property managers that own or manage numerous facilities across the country. The Company also has recently developed relationships with a number of major U.S. utility companies, who are actively seeking the Company’s energy efficiency expertise, demand response services, project management capabilities, and engineering and implementation services to offer to their end-use customers’ buildings and facilities. Demand from utilities is growing rapidly, driven by increasing pressures on these companies to provide more power without adding a commensurate amount of new generating capacity, as construction of new generating plants in most regions of the U.S. is either politically unpopular or economically unfeasible, or both. As the combined result of the many funded and proposed government mandates to improve the efficiency of federal, state and local government facilities, the growing awareness in corporate America of the benefits of sustainability and energy efficiency, and the increasing pressures faced by utility companies to meet customer demand, the Company believes that it is well positioned for significant ongoing revenue growth.
The Company also anticipates that increased order activity will continue to be generated by its recently-introduced Fifth Fuel Management® service offering over the next several quarters. The BPE Segment offers this technology-enabled demand response and energy efficiency system to a network of utilities and independent system operators in the U.S., as well as to owners and operators of large commercial office buildings, retail stores, hotels, light industrial facilities and institutional buildings. Demand response is emerging as a critical tactic to help address the growing imbalance in the supply and demand of generated electric power in the United States. The Company expects Fifth Fuel Management® will provide additional opportunities for sales of BPE’s other energy efficiency services and products as well, which can enable the Company to leverage its established customer base of building owners and operators to help utilities gain better utilization of their existing energy generating facilities and infrastructures. The Company believes that it is now better positioned to participate in the growing utility market sector; however, the Company’s ability to develop the Fifth Fuel Management® offering to its full potential will require the investment of additional capital.

While the market demand for the BPE’s offerings appears to be strong and growing, there can be no assurance that this will result in sustained revenue growth, particularly if recent improvements in macro-economic conditions do not continue, or if such conditions were to worsen, for an extended period of time.
Discontinued Operations
In recent years, the Company has generated substantial liquidity from sales of its real estate assets, and the proceeds from such sales largely have been redeployed to fund the establishment and growth of the BPE Segment. In June 2010, the Company successfully closed on the sale of its owned shopping center in Jacksonville, Florida, generating net cash proceeds of approximately $2 million, and in December 2010, successfully closed on the sale of its owned shopping center in Smyrna, Tennessee, generating net cash proceeds of approximately $250,000. (See Note 10 “Discontinued Operations” to the condensed consolidated financial statements for more information).
As a cumulative result of the real estate asset sales in recent years, the Company’s real estate assets now consist of only its corporate headquarters building in metropolitan Atlanta, Georgia; a commercially-zoned land parcel in North Ft. Myers, Florida; and commercially-zoned land parcels in Oakwood, Georgia. Further, as a result of the disposition in December 2010, the Company’s Real Estate Segment is no longer considered a reportable segment (see Note 6 “Segment Reporting” to the condensed consolidated financial statements for more information).
Liquidity
The Company’s cash decreased by $484,000 during the third quarter of fiscal 2011, as operating activities used cash of $272,000. On a year-to-date basis, the Company’s cash remained unchanged at January 31, 2011, from the balance at April 30, 2010, as operating and investing activities used cash of $1,657,000 and $621,000, respectively, offset primarily by cash generated from sales of real estate assets. Despite the recent successes and achievements of the BPE Segment described above, the Company’s loss from continuing operations in fiscal 2011 resulted in significant usage of the Company’s cash, continuing the trend of substantial cash usage to fund operating losses in several consecutive preceding fiscal quarters. Although the BPE Segment generated positive EBITDA and net earnings from operations in three of the last four fiscal quarters, and is expected to generate positive EBITDA and net earnings for the full fiscal year 2011, a longer period of time will be required before the BPE Segment is able to generate sufficient sustained cash flow to fully fund the Company’s consolidated operations. The Company believes that it has, or can obtain, sufficient capital resources to operate its business in the ordinary course until the BPE Segment begins to generate sufficient sustained cash flow to fund the Company’s consolidated operations, which it may seek to obtain by using any of the methods described below in “Liquidity and Capital Resources;” however, there can be no assurance that the Company will be successful in these efforts.
Historically, earnings before taxes have been indicative of the BPE Segment’s cash flows, before taking into account the timing of receivables and payables. Despite the revenue growth, positive EBITDA and earnings that the Company expects the BPE Segment to achieve for the full fiscal year 2011 and beyond, the timing of when BPE will generate consistent and sustainable cash flow from operations will be dependent on a number of factors, including the timing of collections on customer receivables and payments to vendors and suppliers. In addition, there can be no guarantee that the expected revenue growth, positive EBITDA and earnings at the BPE Segment will actually occur, particularly if recent improvements in macro-economic conditions do not continue, or if such conditions were to worsen, for an extended period of time. See “Liquidity and Capital Resources” later in this discussion and analysis section for more information.

RESULTS OF OPERATIONS
In the following charts, changes in revenues, cost of revenues, selling, general and administrative expenses, and loss from continuing operations before income taxes from period to period are analyzed on a segment basis, prior to intercompany revenues, costs and expenses. For other information on a consolidated basis, refer to the Company’s condensed consolidated financial statements. For net earnings presented by segment including intercompany revenues, costs and expenses, refer to Note 6 “Segment Reporting” to the condensed consolidated financial statements.
REVENUES
From Continuing Operations
For the third quarter of fiscal 2011, consolidated revenues from continuing operations, prior to intercompany revenues, were $5,941,723 compared to $4,243,012 for the third quarter of fiscal 2010, an increase of approximately 40%. For the first nine (9) months of fiscal 2011, consolidated revenues from continuing operations, prior to intercompany revenues, were $18,517,271, compared to $12,245,713 for the first nine (9) months of fiscal 2010, an increase of approximately 51%.
CHART A
REVENUES FROM CONTINUING OPERATIONS
(Dollars in Thousands)

	Third Quarter Ended				Nine Months Ended
	January 31,		Amount	Percentage	January 31,		Amount	Percentage
	2011	2010	Change	Change	2011	2010	Change	Change

BPE (1)	$5,840	$4,120	$1,720	42	$18,201	$11,916	$6,285	53
Rental revenues	102	123	(21)	(17)	317	330	(13)	(4)

	$5,942	$4,243	$1,699	40	$18,518	$12,246	$6,272	51

NOTES TO CHART A

(1)	The following table indicates the BPE Segment revenues by service and product type:
BPE SEGMENT REVENUES — SUMMARY BY SERVICE & PRODUCT TYPE
(Dollars in Thousands)

	Third Quarter Ended				Nine Months Ended
	January 31,		Amount	Percentage	January 31,		Amount	Percentage
	2011	2010	Change	Change	2011	2010	Change	Change

Energy Savings Projects	$4,194	$2,534	$1,660	66	$13,016	$6,595	$6,421	97
Lighting Products	533	379	154	41	1,749	1,320	429	33
Energy Management Services	301	417	(116)	(28)	1,068	1,439	(371)	(26)
Fifth Fuel Management Services	34	—	34	—	125	—	125	—
Productivity Software	778	790	(12)	(2)	2,243	2,562	(319)	(12)

	$5,840	$4,120	$1,720	42	$18,201	$11,916	$6,285	53

BPE Segment revenues increased by approximately $1,720,000, or 42%, in the third quarter of fiscal 2011 compared to the same period in fiscal 2010, primarily due to:
(a)	an increase in energy savings (lighting and mechanical) project revenues of approximately $1,660,000; and

(b)	an increase in lighting product revenues of approximately $154,000;
partially offset by:
(c)	a decrease in energy management service revenues of approximately $116,000.
BPE Segment revenues increased by approximately $6,285,000, or 53%, in the first nine (9) months of fiscal 2011 compared to the same period in fiscal 2010, primarily due to:
(a)	an increase in energy savings (lighting and mechanical) project revenues of approximately $6,421,000;

(b)	an increase in lighting product revenues of approximately $429,000; and

(c)	approximately $125,000 in revenues from the Company’s recently-introduced Fifth Fuel Management® service offering;
partially offset by:
(d)	a decrease in energy management service revenues of approximately $371,000; and

(e)	a decrease in productivity software revenues of approximately $319,000.
The following table indicates the backlog of BPE products and services and rental revenues.

			Increase
	January 31,		(Decrease)
	2011	2010	Amount	Percentage

BPE (1)	$16,374,000	$8,602,000	$7,772,000	90
Rental revenues	416,000	401,000	15,000	4

Total Backlog	$16,790,000	$9,003,000	$7,787,000	86

(1)	BPE backlog at January 31, 2011, increased by approximately $7,772,000, or 90%, compared to the year-earlier period, primarily due to:
(a)	an increase of approximately $6,838,000 in energy savings (lighting and mechanical) projects;

(b)	approximately $859,000 in backlog from BPE’s Fifth Fuel Management® service offering; and

(c)	an increase of approximately $367,000 in energy management consulting services.
partially offset by:
(d)	a decrease of approximately $176,000 in lighting products; and

(e)	a decrease of approximately $116,000 in productivity software products and services.
BPE backlog includes some contracts that can be cancelled by customers with less than one (1) year’s notice. This presentation assumes that such cancellation provisions will not be invoked. The value of such contracts included in the prior year’s backlog that were subsequently cancelled was approximately $165,000, or 1.9%.

The Company estimates that a substantial majority of the backlog at January 31, 2011, will be recognized prior to January 31, 2012. No assurance can be given as to future backlog levels or whether the Company will actually realize earnings from revenues that result from the backlog at January 31, 2011.
COST OF REVENUES
From Continuing Operations
As a percentage of total revenues from continuing operations (see Chart A), the total applicable costs of revenues (see Chart B), prior to intercompany costs, were 71% and 66% for the third quarters of fiscal 2011 and 2010, respectively, and were 73% and 69% for the first nine (9) months of fiscal 2011 and 2010, respectively. In reviewing Chart B, the reader should recognize that the volume of revenues generally will affect the amounts and percentages presented.
The figures in Chart B are prior to intercompany costs.
CHART B
COST OF REVENUES
FROM CONTINUING OPERATIONS
(Dollars in Thousands)

			Percentage of				Percentage of
			Revenues for the				Revenues for the
	Third Quarter Ended		Third Quarter Ended		Nine Months Ended		Nine Months Ended
	January 31,		January 31,		January 31,		January 31,
	2011	2010	2011	2010	2011	2010	2011	2010

BPE (1)	$4,053	$2,652	69	64	$13,021	$7,947	72	67
Cost of rental revenues	173	157	170	128	509	510	161	154

	$4,226	$2,809	71	66	$13,530	$8,457	73	69

NOTES TO CHART B
(1)	BPE Segment cost of revenues increased by approximately $1,401,000, or 53%, and by approximately $5,074,000, or 64%, in the third quarter and the first nine (9) months of fiscal 2011, respectively, compared to the same periods in fiscal 2010, primarily due to a corresponding increase in revenues (See Chart A).

On a percentage-of-revenues basis, BPE Segment cost of revenues increased by approximately 5% in both the third quarter and the first nine (9) months of fiscal 2011 compared to the same periods in fiscal 2010, primarily due to changes in the mix of services and products and an increasingly competitive market pricing environment for energy savings projects.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
From Continuing Operations
As a percentage of total revenues from continuing operations (see Chart A), the total applicable selling, general and administrative expenses (“SG&A”) (see Chart C), prior to intercompany expenses, were 38% and 58%, for the third quarters of fiscal 2011 and 2010, respectively, and were 39% and 58% for the first nine (9) months of fiscal 2011 and 2010, respectively. In reviewing Chart C, the reader should recognize that the volume of revenues generally will affect the amounts and percentages presented. The percentages for BPE are based upon expenses as they relate to BPE revenues from continuing operations (see Chart A). The percentages for Corporate and totals are based upon expenses as they relate to total consolidated revenues from continuing operations.
The figures in Chart C are prior to intercompany expenses.
CHART C
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
FROM CONTINUING OPERATIONS
(Dollars in Thousands)

			Percentage of				Percentage of
			Revenues for the				Revenues for the
	Third Quarter Ended		Third Quarter Ended		Nine Months Ended		Nine Months Ended
	January 31,		January 31,		January 31,		January 31,
	2011	2010	2011	2010	2011	2010	2011	2010

BPE (1)	$1,210	$1,530	21	37	$4,215	$4,252	23	36
Corporate (2)	1,021	927	17	21	3,061	2,881	16	23

	$2,231	$2,457	38	58	$7,276	$7,133	39	58

NOTES TO CHART C
(1)	BPE Segment SG&A expenses decreased by approximately $320,000, or 21%, in the third quarter of fiscal 2011 compared to the same period in fiscal 2010, primarily due to lower personnel-related costs, project development expenses, and sales and marketing expenses.

On a percentage-of-revenue basis, BPE Segment SG&A expenses decreased from 37% of revenues to 21% of revenues, and from 36% of revenues to 23% of revenues, in the third quarter and the first nine (9) months of fiscal 2011, respectively, compared to the same periods in fiscal 2010, primarily due to the increases in revenues (see Chart A) without corresponding increases in expenses.

(2)	Corporate SG&A expenses increased by approximately $94,000, or 10%, and by approximately $180,000, or 6%, in the third quarter and the first nine (9) months of fiscal 2011, respectively, compared to the same periods in fiscal 2010, primarily due to increases in consulting, legal, and non-employee directors’ fees and investor relations expenses, partially offset by lower personnel-related costs and reductions in audit and tax fees.

On a percentage-of-revenue basis, Corporate SG&A expenses decreased from 21% of revenues to 17% of revenues, and from 23% of revenues to 16% of revenues, in the third quarter and the first nine (9) months of fiscal 2011, respectively, compared to the same periods in fiscal 2010, primarily due to the increases in revenues (see Chart A) without corresponding proportional increases in expenses.
EARNINGS (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES
Consolidated loss from continuing operations before income taxes was $550,794 in the third quarter of fiscal 2011, compared to $1,117,184 in the same period of fiscal 2010, an improvement of $566,390, or 51%. For the first nine (9) months of fiscal 2011, the consolidated loss from continuing operations before income taxes was $2,500,152, compared to $3,564,732 in the same period of fiscal 2010, an improvement of $1,064,580, or 30%.
The figures in Chart D are prior to intercompany revenues, costs and expenses.
CHART D
EARNINGS (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES
(Dollars in Thousands)

	Third Quarter Ended		Increase	Nine Months Ended		Increase
	January 31,		(Decrease)	January 31,		(Decrease)
	2011	2010	Amount	2011	2010	Amount

BPE (1)	$581	$(76)	$657	$964	$(275)	$1,239
Corporate (2)	(1,132)	(1,041)	(91)	(3,464)	(3,290)	(174)

Total	$(551)	$(1,117)	$566	$(2,500)	$(3,565)	$1,065

NOTES TO CHART D
(1)	BPE Segment earnings before income taxes of approximately $581,000 in the third quarter of fiscal 2011 represents growth in earnings of approximately $657,000 compared to the same period in fiscal 2010, primarily due to an increase in revenues of approximately $1,720,000 (see Chart A), an increase in gross margin of approximately $319,000, and a decrease in SG&A expenses of approximately $320,000 (see Chart C).

BPE Segment earnings before income taxes of approximately $964,000 in the first nine (9) months of fiscal 2011 represents growth in earnings of approximately $1,239,000 compared to the same period in fiscal 2010, primarily due to an increase in revenues of approximately $6,285,000 (see Chart A), an increase in gross margin of approximately $1,211,000, and a decrease in SG&A expenses of approximately $37,000 (see Chart C).

(2)	Corporate loss before income taxes increased by approximately $91,000, or 9%, and by approximately $174,000, or 5%, in the third quarter and the first nine (9) months of fiscal 2011, respectively, compared to the same periods in fiscal 2010, primarily due to increases in SG&A expenses of approximately $94,000 and $180,000, respectively (see Chart C).

INCOME TAX BENEFIT
The Company’s effective rate for income taxes, based upon estimated annual income tax rates, approximated 7.3% of the loss from continuing operations before income taxes in the first nine (9) months of fiscal 2011 and 40.6% in the comparable period in fiscal year 2010. The current period rate reflects the approximately $857,000 deferred tax asset valuation allowance recorded in the quarter ended January 31, 2011 (see Note 16 “Income Taxes” to the condensed consolidated financial statements for more information).
DISCONTINUED OPERATIONS
On December 15, 2010, the Company sold its owned shopping center in Smyrna, Tennessee, for a sales price of approximately $4.3 million. The sale generated net cash proceeds of approximately $250,000, after deducting approximately $125,000 for closing costs and prorations, and net of the approximately $3.9 million mortgage note, which was assumed by the buyer. The Company recognized a pre-tax loss on the sale of approximately $6,000. The Company had previously recorded an impairment loss of approximately $590,000 in the condensed consolidated statement of operations for the quarter ended October 31, 2010 (see Note 10 “Discontinued Operations” to the condensed consolidated financial statements for more information). The Company recognized federal and state tax benefits of approximately $198,000 on the disposition. These tax benefits primarily resulted from the operating losses of the property during the current fiscal year, which included the impairment loss of approximately $590,000 mentioned above.
On June 9, 2010, the Company sold its owned shopping center in Jacksonville, Florida, for a sales price of approximately $9.9 million. The sale generated net cash proceeds of approximately $2 million, after deducting approximately $0.5 million for funding of repair escrows and approximately $0.6 million for closing costs and prorations, and net of the approximately $6.9 million mortgage note, which was assumed by the buyer. The Company recognized a pre-tax gain on the sale of approximately $190,000, including approximately $75,000 in additional pre-tax gain recognized in the second and third quarters of fiscal 2011 as the result of the successful completion of contractual conditions and other cost-basis adjustments (see Note 10 “Discontinued Operations” to the condensed consolidated financial statements for more information). The Company’s federal and state tax liabilities on the disposition were approximately $94,000. These tax liabilities primarily resulted from the pre-tax gain on the disposition and the operating earnings of the property during the current fiscal year. These tax liabilities were offset by the Company’s net operating loss carry-forwards for tax purposes.
On January 29, 2010, the Company disposed of its interest in its owned office building in Newnan, Georgia. In this transaction, the Company transferred its approximately $2.0 million interest in the property and related assets to the note holder, which satisfied in full the Company’s liability for the approximately $3.2 million remaining balance on the property’s non-recourse mortgage loan. Correspondingly, the Company recognized a non-cash pre-tax gain of approximately $1.2 million in the third quarter of fiscal 2010 as a result of the elimination of the balance of the indebtedness on the property. The Company’s federal and state tax liabilities on the disposition were approximately $0.6 million. These tax liabilities primarily resulted from the pre-tax gain on the disposition, partially offset by operating losses of the property during fiscal 2010. These tax liabilities were offset by the Company’s net operating loss carry-forwards for tax purposes.
In accordance with GAAP, the Company’s financial statements have been prepared with the results of operations and cash flows of these disposed properties shown as discontinued operations. All historical statements have been restated in accordance with GAAP.

LIQUIDITY AND CAPITAL RESOURCES
The Company’s cash was virtually unchanged at the end of the fiscal third quarter compared to the prior fiscal year end, amounting to approximately $1,924,000 at both April 30, 2010, and January 31, 2011. The Company’s working capital increased by approximately $282,000, or 8%, between April 30, 2010, and January 31, 2011.
The following describes the changes in the Company’s cash from April 30, 2010, to January 31, 2011:
Operating activities used cash of approximately $1,657,000, primarily as a result of:
(a)	current year losses from continuing operations before depreciation, amortization, and income taxes of approximately $1,767,000;

(b)	a decrease in trade accounts payable, accrued expenses, and other liabilities of approximately $121,000; and

(c)	an increase in other current and long-term assets of approximately $645,000;
partially offset by:
(d)	a decrease in net accounts receivable of approximately $580,000; and

(e)	a decrease in costs and earnings in excess of billings of approximately $239,000.
Investing activities used cash of approximately $621,000, primarily as a result of:
(a)	$500,000 used for the purchase of a held-to-maturity investment;

(b)	approximately $274,000 used for additions to intangible assets, primarily related to enhancements to the BPE Segment’s proprietary technology solutions; and

(c)	approximately $42,000 used for additions to property and equipment, primarily related to the purchase of computer hardware;
partially offset by:
(d)	proceeds of approximately $195,000 from the termination of a split-dollar life insurance agreement.
Financing activities provided cash of approximately $150,000, primarily as a result of:
(a)	proceeds from other long-term debt of $500,000;
partially offset by:
(b)	scheduled principal payments on other debt of approximately $150,000;
(c)	scheduled principal payments on the mortgage note on the corporate headquarters building of approximately $90,000; and

(d)	payment of the regular quarterly cash dividends to shareholders of approximately $111,000.

Discontinued operations provided cash of approximately $2,129,000, primarily as a result of the sales of real estate assets.
During the third quarter of fiscal 2011, operating activities used approximately $272,000 of cash, primarily due to the operating loss in the quarter, whereas during the first nine (9) months of fiscal 2011, operating activities used approximately $1,657,000 of cash, again primarily due to the operating loss in the period. The significantly higher BPE Segment revenues in the first nine (9) months of fiscal 2011, in combination with BPE’s increased order activity and high backlog at January 31, 2011, as discussed above, are expected to result in substantially higher full-year revenues in fiscal 2011. As a result, management believes that the BPE Segment will be able to generate cash flow from operations for the year. However, management believes that a longer period of time will be required before the BPE Segment is able to generate sufficient sustained cash flow to fully fund the Company’s consolidated operations.
Recent growth in BPE’s business has strained the Company’s capital resources. However, the Company believes that it has sufficient capital resources on hand to operate its business in the ordinary course for the next twelve (12) months. The Company also currently believes that it has, or can obtain, sufficient capital resources to continue to operate its business in the ordinary course until the BPE Segment begins to generate sufficient sustained cash flow to fully fund the Company’s consolidated operations, although there can be no guarantee that this will be the case, particularly if recent improvements in macro-economic conditions do not continue, or if such conditions were to worsen, for an extended period of time.
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
The Company historically has generated substantial liquidity from the periodic sales of real estate assets, and the proceeds from such sales largely have been redeployed to fund the establishment and growth of the BPE Segment. In June 2010, the Company successfully closed on the sale of its owned shopping center in Jacksonville, Florida, generating net cash proceeds of approximately $2 million. Most recently, in December 2010 the Company successfully closed on the sale of its owned shopping center in Smyrna, Tennessee, generating net cash proceeds of approximately $250,000. As a cumulative result of real estate asset sales in recent years, the Company’s real estate assets now consist of only the corporate headquarters building in metropolitan Atlanta, Georgia; a commercially-zoned land parcel in North Ft. Myers, Florida; and commercially-zoned land parcels in Oakwood, Georgia. Given the declines in commercial real estate markets and asset valuations in the United States in recent years, the Company may be unable to sell any of its remaining real estate assets at acceptable prices, or at all, in the near future.
The Company in recent years has not utilized bank lines of credit for operating purposes and does not currently have in place any such line of credit. In October 2010, the Company borrowed $500,000 from related parties through the issuance of promissory notes (see the “Sales of Promissory Notes to Related Parties” section below for more information). Additionally, as of January 31, 2011, the Company has drawn $570,000 in loans against its interest in the cash surrender value of certain life insurance policies. There is currently minimal additional borrowing capacity left under such policies.

In the event that currently available cash, cash generated from operations, and cash generated from real estate sales were not sufficient to meet future operating cash requirements, the Company would need to sell additional real estate or other assets at potentially otherwise unacceptable prices, seek external debt financing or refinancing of existing debt, seek to raise funds through the issuance of equity securities, or limit growth or curtail operations to levels consistent with the constraints imposed by the available cash and cash flow, or any combination of these options. Depending on the form of such additional capital, the equity interests of the Company’s existing shareholders could be diluted as a result. In addition, the development of the BPE Segment’s Fifth Fuel Management® service offering to its full potential will require the investment of additional capital, which the Company may seek to raise through outside sources or the sale of assets.
The Company’s ability to secure debt or equity financing or to sell real estate or other assets, whether for normal working capital and capital expenditure purposes or for development of the Fifth Fuel Management® service offering, could be limited by economic and financial conditions at any time, but likely would be severely limited by credit, equity and real estate market conditions similar to those that have existed in recent years. Management cannot provide assurance that any reductions in planned expenditures or curtailment of operations would be sufficient to cover potential shortfalls in available cash, or that debt or equity financing or real estate or other asset sales would be available on terms acceptable to management, if at all, in which event the Company could deplete its capital resources before achieving sufficient sustained cash flow to fully fund consolidated operations, and as a result might be obliged to explore strategic alternatives for its business.
Sales of Promissory Notes to Related Parties
On October 14, 2010, the Company borrowed an aggregate of $500,000 from related parties by issuing a total of four (4) promissory notes to Samuel E. Allen, a Director of the Company; Herschel Kahn, a Director of the Company; Alan R. Abrams, Chairman of the Board and Chief Executive Officer of the Company; and J. Andrew Abrams, Executive Vice President of the Company, respectively. The largest of the four (4) notes, amounting to $400,000, was issued to Mr. Allen. Each of the notes bears interest at twelve percent (12%) per annum and matures on May 14, 2012, subject to acceleration under certain specified circumstances. The notes are collectively secured by a security deed on real property granted by a subsidiary of the Company. The notes are included in “Other Long-Term Debt” in the Company’s condensed consolidated balance sheet. The cash proceeds from the borrowings were used to fund working capital and for other operating purposes.
Termination of Split Dollar Life Insurance Agreement
Historically, the Company has been a party to “split dollar” life insurance agreements pursuant to which, among other things, the Company has agreed to pay premiums on life insurance policies for certain executive officers of the Company. The cash surrender values of these insurance policies are recorded as long-term other assets in the Company’s condensed consolidated balance sheet. As of April 30, 2010, the Company was a party to three (3) split dollar agreements regarding policies insuring the lives of current and former executive officers of the Company, and had long-term loans of approximately $982,000 against its interest in the cash surrender value of these policies.

On October 21, 2010, the split dollar life insurance agreement (the “Agreement”) related to the policy jointly insuring the lives of Edward M. Abrams (deceased), the Company’s former Chairman of the Board and Chief Executive Officer, and his widow, Ann U. Abrams (the parents of Alan R. Abrams, the Company’s Chairman of the Board and Chief Executive Officer, and J. Andrew Abrams, the Company’s Executive Vice President) was terminated prior to the death of the remaining insured. Prior to the termination of the Agreement, the Company had a long-term loan of approximately $412,000 against its interest in the cash surrender value of this policy, which loan amount approximately equaled the cumulative policy premiums paid by the Company through the date the loan was originated, and represented a substantial majority of the policy’s cash surrender value prior to the loan. Under the terms of the Agreement, in the event of an early termination prior to the death of the insured, the Company was entitled to receive the remaining cash surrender value of the policy, if any, on the date of termination. However, in consideration of the consent to the early termination of the Agreement by the trust that owns the policy, the Company agreed to reduce the net cash surrender value otherwise payable to the Company by $42,000. As a result of the early termination of the Agreement: (1) the long-term loan against the Company’s interest in the cash surrender value of the policy of approximately $412,000, and the related accrued interest of approximately $13,000, was repaid in full; (2) the Company received approximately $195,000 in cash proceeds; (3) the Company’s ongoing obligation to pay premiums on the policy and its entitlement to any portion of the policy’s death benefit were terminated; and (4) the Company reduced its long-term other assets by approximately $662,000, representing the Company’s interest in the cash surrender value of the policy prior to termination.
Capital Expenditures
The Company has no material commitments for capital expenditures. However, the Company does expect that total capital spending in fiscal year 2011 will be approximately $420,000, including BPE Segment expenditures of approximately $320,000 for proprietary technology solutions and approximately $60,000 for property and equipment, and Corporate Headquarters expenditures of approximately $40,000. Of these forecasted amounts, approximately $250,000, or 66%, of the BPE Segment capital expenditures were already expended during the first nine (9) months of the fiscal year. No significant amounts of the forecasted Corporate Headquarters capital expenditures were expended during the first nine (9) months of the fiscal year.
Significant Uses of Cash
Significant uses of cash in the future are anticipated to be regular scheduled principal payments of the corporate headquarters building mortgage note and other long-term debt, capital expenditures for property and equipment, capital expenditures for enhancing BPE’s proprietary technology solutions, funding collateral for performance bonds when required by energy savings projects contracts, and the regular cash operating requirements of corporate headquarters. The Company’s uses of cash are not expected to change materially in the near future.
Mortgage Notes and Other Long-Term Debt
At January 31, 2011, the Company had a mortgage note on the corporate headquarters building and two (2) other long-term debt obligations. The mortgage loan contains a provision that requires a Company subsidiary to maintain a net worth of at least $2 million. The subsidiary referred to in this mortgage loan provision had a net worth of approximately $16.3 million as of January 31, 2011. The mortgage note contains no other financial covenants. None of the Company’s other long-term debt obligations have any financial or non-financial covenants.

Other long-term debt at January 31, 2011, included a note payable of approximately $850,000, which originated from the acquisition of a wholly-owned subsidiary in fiscal year 2004. In the third quarter of fiscal 2011, the Company and the lender entered into an agreement to amend the note as follows:
•	The maturity date of the note, originally December 18, 2011, was amended such that $150,000 is due on October 19, 2011, with the remaining principal balance of $700,000 maturing on January 19, 2016; and

•	The interest rate was changed from the prime rate plus 1.5% to a fixed rate of 6% per annum.
The note continues to be secured by the general assets of the acquired subsidiary.
The cash principal payment obligations during the next twelve (12) months related to the Company’s long-term debt are expected to be approximately $330,000.
CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
Certain statements contained or incorporated by reference in this Quarterly Report on Form 10-Q, including without limitation, statements containing the words “believes,” “anticipates,” “estimates,” “expects,” “plans,” “projects,” “forecasts,” and words of similar import, are forward-looking statements within the meaning of the federal securities laws. Forward-looking statements in this report include, without limitation: the expected continued strength of order activity and the achievement by the Company’s BPE Segment of positive EBITDA; trends in BPE’s government sector business and private sector business; the Company’s expectations of generating additional recurring revenues as a result of BPE’s Fifth Fuel Management® offering; the expected timing of the recognition as revenue of current backlog; and the Company’s expectations concerning the adequacy of its capital resources for future operations. Such forward-looking statements involve known and unknown risks, uncertainties, and other matters which may cause the actual past results, performance, or achievements of the Company to be materially different from any future results, performance, or uncertainties expressed or implied by such forward-looking statements. Factors affecting forward-looking statements include, without limitation, uncertainty regarding current macro-economic conditions; the ability and timing of the BPE Segment achieving increased revenues, positive cash flows, and profits; the health of commercial real estate markets; the Company’s ability to attract, retain, and motivate key personnel; the Company’s ability to secure additional capital; and the other factors identified under the caption “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended April 30, 2010, as updated from time to time in the Company’s Quarterly Reports on Form 10-Q.
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

Revenue Recognition
Revenues derived from implementation, training, support, and base service license fees from customers accessing certain of the Company’s proprietary technology solutions on an application service provider (“ASP”) basis are recognized when all of the following conditions are met: there is persuasive evidence of an arrangement; service has been provided to the customer; the collection of fees is probable; and the amount of fees to be paid by the customer is fixed and determinable. The Company’s license arrangements do not include general rights of return. Revenues are recognized ratably over the contract period, which is typically no longer than twelve (12) months, beginning on the commencement date of each contract. Amounts that have been invoiced are recorded in accounts receivable and in revenue or deferred revenue, depending on the timing of when the revenue recognition criteria have been met. Additionally, the Company defers such direct costs and amortizes them over the same time period as the revenue is recognized.
Energy management services are accounted for separately and are recognized as the services are rendered. Revenues derived from sales of proprietary technology solutions (other than ASP solutions) and hardware products are recognized when the software solutions and products are sold.
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
Long-Lived Assets: Property & Equipment and Capitalized Software
The Company’s corporate headquarters building and related assets are stated at historical cost or, if the Company determines that impairment has occurred, at fair market value, and are depreciated for financial reporting purposes using the straight-line method over the respective estimated useful lives. Significant additions that extend asset lives are capitalized and are depreciated over their respective estimated useful lives. Normal maintenance and repair costs are expensed as incurred.

Other property and equipment are recorded at historical cost and are depreciated for financial reporting purposes using the straight-line method over the estimated useful lives of the respective assets.
The Company’s most significant tangible long-lived assets are the corporate headquarters building and related assets. The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company examines long-lived assets for such indications of impairment on a quarterly basis. The types of events and circumstances that might indicate impairment include, but are not limited to, the following:
•	A significant decrease in the market price of a long-lived asset;

•	A current-period operating or cash flow loss combined with a history of operating or cash flow losses or a projection or forecast that demonstrates continuing losses associated with the use of a long-lived asset;

•	The Company has received purchase offers at prices below carrying value;

•	A real estate asset that has a significant vacancy rate or significant rollover exposure from one or more tenants;

•	A major tenant experiencing financial difficulties that may jeopardize the tenant’s ability to meet its lease obligations; and

•	Depressed market conditions.
When there are indicators of impairment, the recoverability of long-lived assets is measured by a comparison of the carrying amount of the asset against the future net undiscounted cash flows expected to be generated by the asset. The Company estimates future undiscounted cash flows using assumptions regarding occupancy, counter-party creditworthiness, costs of leasing including tenant improvements and leasing commissions, rental rates and expenses of the property, as well as the expected holding period and cash to be received from disposition. The Company has considered all of these factors in its undiscounted cash flows.
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
The Company completed the annual impairment analysis of goodwill and other indefinite-lived intangible assets in the fiscal quarter ended January 31, 2011. The annual analysis resulted in a determination of no impairment. All of the Company’s goodwill and other indefinite-lived intangible assets are assigned to the BPE Segment, which has also been determined to be the reporting unit.
Goodwill
The valuation methodologies used to calculate the fair value of the BPE Segment were the discounted cash flow method of the income approach and the guideline company method of the market approach. The Company believes that these two methodologies are commonly used valuation methodologies. GAAP states that both methodologies are acceptable in determining the fair value of a reporting unit. In assessing the fair value of the BPE Segment, the Company believes a market participant would likely consider the cash flow generating ability of the reporting unit, as well as current market multiples of companies facing similar risks in the marketplace.
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
In the income approach model, three (3) separate financial projection scenarios were prepared using the above assumptions: the first used the expected revenue growth rates, the second used higher revenue growth rates, and the third used lower revenue growth rates. The discount rates used in the scenarios ranged from 17% for the lower growth scenario to 19% for the higher growth scenario. In each of the three (3) discounted cash flow models, there was no indication of goodwill impairment. For the assessment of fair value of the BPE Segment based on the income approach, the results of the three (3) scenarios were weighted to produce the applicable fair value indication as follows: 50% for the expected case and 25% each for the other scenarios. The weightings reflect the Company’s view of the relative likelihood of each scenario.
In the application of the market approach, the Company considered valuation multiples derived from five (5) public companies that were identified as belonging to a group of industry peers. The applicable financial multiples of the comparable companies were adjusted for profitability and size and then applied to the BPE Segment. This result also indicated that no impairment existed.
The comparable companies selected for the market approach were similar to the BPE Segment in terms of business description and markets served. As such, the Company believes a market participant is likely to consider the market approach in determining the fair value of the BPE Segment. In addition, the Company believes a market participant will consider the cash flow generating capacity of the BPE Segment using an income approach. Both the market and income approaches provide meaningful indications of the fair value of the BPE Segment. The outcomes of the income approach and market approach were weighted 80% and 20%, respectively, with the resulting fair value compared to the carrying value of the BPE Segment. This test of fair value indicated that no impairment existed at January 31, 2011.
Other Indefinite-Lived Intangible Assets
The Company holds several trademarks, which comprise all of the other indefinite-lived intangible assets reported by the Company. The relief from royalty valuation methodology was used to analyze the fair value of the Company’s trademarks, and the result of the analysis determined that no impairment existed at January 31, 2011.

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
Positive evidence considered includes, among others, the following: future reversals of temporary differences, Company historical evidence of not having DTAs expire prior to utilization, and long carryforward period remaining for net operating loss (“NOL”) carryforwards.
Negative evidence considered includes, among others, lack of cumulative taxable income in recent years, and the fact that the current real estate market conditions and lack of readily available credit could make it difficult for the Company to trigger gains on sales of real estate.
The valuation allowance currently recorded against the DTA for state NOL carryforwards was recorded because of a lack of sufficient positive evidence to support its realization due to the recent dispositions of real estate assets and recurring losses.
The Company will have to generate $3.1 million of taxable income in future years to realize the federal NOL carryforwards and an additional $25.5 million of taxable income in future years to realize the state NOL carryforwards. These amounts of taxable income would allow for the reversal of the $2.1 million DTA related to NOL carryforwards. There is a long carryforward period remaining for the NOL carryforwards. The oldest federal NOL carryforwards will expire in the April 30, 2024, tax-year, and the most recent federal NOL carryforwards will expire in the April 30, 2031, tax-year. The significant state NOL carryforwards will also expire between the April 30, 2024, and April 30, 2031, tax years. The Company has no material permanent book/tax differences.

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

SERVIDYNE, INC.
(Registrant)
Date: March 17, 2011	/s/ Alan R. Abrams
Alan R. Abrams
Chief Executive Officer

Date: March 17, 2011	/s/ Rick A. Paternostro
Rick A. Paternostro
Chief Financial Officer