Form 10-K/A
period 2010-04-30
SERVIDYNE, INC.
filed 2011-06-02
CIK 1923

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K/A
ANNUAL REPORT
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
YES ☑ NO ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☑
Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐ NO ☑
     The aggregate market value of Common Stock held by non-affiliates of the registrant as of October 31, 2009, was $3,664,564. See Part III of the original filing of this report for a definition of non-affiliates. The number of shares of Common Stock of the registrant outstanding as of April 30, 2010, was 3,676,383.

Explanatory Note
PART I
ITEM 1. BUSINESS
ITEM 2. PROPERTIES
PART II
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
SIGNATURES
EX-23.1
EX-31.1
EX-31.2
EX-32.1
EX-32.2

Explanatory Note
Servidyne, Inc. is filing this Amendment No.1 to the Company’s Annual Report on Form 10-K/A for the year ended April 30, 2010, originally filed with the Securities and Exchange Commission (the “SEC”) on July 28, 2010 (the “Original Annual Report”), to restate and recast the Consolidated Balance Sheets as of April 30, 2010 and 2009, the Consolidated Statements of Operations, Shareholders’ Equity and Cash Flows for the years ended April 30, 2010 and 2009, and certain footnote disclosures thereto.
The need to restate the financial statements resulted from an error in the application of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 740, Accounting for Income Taxes, related to the recoverability of deferred tax assets, which was discovered in March 2011 in connection with the performance of the third quarter 2011 review. During the third quarter of fiscal 2011, the Company moved from a consolidated net deferred tax liability position into a consolidated net deferred tax asset position, which highlighted a potential recoverability issue related to its deferred tax assets. Accordingly, the Company performed an analysis of recoverability by weighing all positive evidence of recovery against all negative evidence of recovery. Because the Company was in a three-year cumulative book loss position, it was determined that the future earnings projections of the Company over the relatively long net operating loss carryforward period did not represent objectively verifiable positive evidence of recovery, and that the recent historical results were objectively verifiable negative evidence.
The Company determined that it had no exposure to non-recoverability at the federal jurisdiction level due to adequate future taxable income offsetting federal net operating losses through the form of deferred tax liabilities. The exposure to non-recoverability was determined to exist at the state jurisdiction level. As a result of this analysis, the Company recorded a full valuation allowance in the amount of $857,000 on its state deferred tax assets during the quarter ended January 31, 2011, as filed in the Company’s Form 10-Q for the period.
Upon further analysis during April 2011, the Company determined that it had actually entered into the three-year cumulative book loss position in the fourth quarter of fiscal year 2009. As a result, the Company should not have used future earnings projections to analyze recoverability since the fourth quarter of fiscal 2009. The result of this error is that the Company understated its deferred tax asset valuation allowance by approximately $600,000 and $429,000 as of April 30, 2010 and 2009, respectively. Additionally, the Company understated its net loss by approximately $170,000 and $429,000 for the fiscal years ended April 30, 2010, and 2009, respectively.
In addition, the financial statements have been recast as a result of two items which occurred since the original filing: sales of income-producing properties and a change in segment reporting. To reflect the sales of income-producing properties since the original filing, the assets, liabilities and operating results of the disposed properties have been reclassified in the financial statements as discontinued operations. In addition, the change in segment reporting relates to the discontinuance of the Company’s Real Estate Segment as a result of the sale of the last income-producing property other than the corporate headquarters facility during the fiscal quarter ended January 31, 2011. As a result, the book value of the corporate headquarters facility has been reclassified from “Income-Producing Properties, net” to “Property and Equipment, net” on the balance sheets.
See Notes 4, 14, and 19 to the consolidated financial statements for more information regarding the recasting and restatement.
Also, Item 6. Selected Financial Data has not been included in this annual report. This item is not required due to the Company’s status as a “Smaller Reporting Company;” however, as the Company still had the Real Estate Segment in its original filing, Item 6 was included to aid the reader in understanding the complexity of the accounting treatment for discontinued operations. With the discontinuance of the segment, the Company has not included the item in this amendment and currently does not intend to include it in future filings. As such, the information in Item 6 as filed in the original filing should not be relied on as it has not been recast for discontinued operations that occurred subsequent to the original filing, nor updated to reflect the restatement.
The following sections have been amended from the Original Annual Report as a result of the recasting and restatement described above:
•	Part I — Item 1 — Business

•	Part I — Item 2 — Properties

•	Part II — Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

•	Part II — Item 8 — Financial Statements

•	Part II — Item 9A — Controls and Procedures
Pursuant to the rules of the SEC, Item 15 of Part IV has also been amended to include the currently dated certification from the Company’s Chief Executive Officer and Chief Financial Officer as required by Sections 302 and 906. The certifications of the Company’s Chief Executive Officer and Chief Financial Officer are attached as Exhibits 31 and 32.
Except as set forth herein, the original filing of the annual report has not been amended. The original filing should be read in conjunction with this Amendment No. 1. To the extent not addressed herein or in the original filing, events occurring subsequent to the fiscal year ended April 30, 2010, have been or will be addressed in the Company’s filings with the SEC for subsequent periods.

PART I
ITEM 1. BUSINESS
Servidyne, Inc. provides comprehensive energy efficiency and demand response solutions, sustainability programs, and other building performance-enhancing products and services to owners and operators of existing buildings, energy services companies, and public and investor-owned utilities.
As used herein, the terms we, our, us and the “Company” refers to Servidyne, Inc. and its subsidiaries and predecessors, unless the context indicates otherwise.
The Company was organized under Delaware law in 1960 to succeed to the business of A. R. Abrams, Inc., which was founded in 1925 by Alfred R. Abrams as a sole proprietorship. In 1984, the Company changed its state of incorporation from Delaware to Georgia. In 2006, the Company changed its name from Abrams Industries, Inc. to Servidyne, Inc.
The Company operates through one (1) wholly-owned segment, Building Performance Efficiency (“BPE”). During the third quarter of fiscal 2011, the Company sold its last owned income-producing property, other than its corporate headquarters facility. As a result, the Company’s Real Estate Segment is no longer considered a reportable segment. Accordingly, the Company has removed all references to the Real Estate Segment from this annual report, and will not report results of the Real Estate Segment in future periodic reports.
Further information on the Company’s operating segment is discussed below. Financial information for the segment is set forth in Note 14 “Segment Reporting” to the consolidated financial statements.
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
BPE SEGMENT
The BPE Segment provides comprehensive energy efficiency and demand response solutions, sustainability programs, and other products and services that significantly enhance the operating and financial performance of existing buildings. BPE offers strategic programs and services that enable building owners and operators to optimize the short-term and long-term financial performance of their building portfolios by cutting energy consumption and other operating costs, while reducing greenhouse gas emissions and improving the comfort and satisfaction of their buildings’ occupants. The Company conducts such operations under the names Servidyne Systems, The Wheatstone Energy Group, and Atlantic Lighting & Supply Co. BPE’s offerings include the following:
•	The BPE Energy Solution is designed to help building owners and operators substantially reduce energy consumption and cut utility and operating costs of their existing facilities. Major elements include: energy modeling; energy audits; building retro-commissioning; LEED® and ENERGY STAR® certifications; comprehensive preventive maintenance of energy-consuming equipment; turn-key design and implementation of energy-saving lighting systems; and retrofits of mechanical and electrical systems.

•	The BPE Environmental Sustainability Solution is designed to help building owners and operators identify and transform wasteful and inefficient facilities into cost-effective, energy efficient and environmentally sustainable facilities. Major elements include: energy and sustainability audits; building performance benchmarking and utility monitoring; retro-commissioning of existing systems; efficiency improvements of existing energy conversion and water consuming building assets; and other efficiency improvements that extend the lives of building infrastructures and equipment.

•	The BPE Occupant Satisfaction Solution is designed to help building owners and operators measurably improve the comfort level and satisfaction of their tenants, guests and employees. Major elements include: proprietary Web/wireless systems to manage guest and tenant service requests; identification of low-cost and no-cost operating efficiency improvements; lighting quality upgrades; technical staff training; more consistent control of building temperature and humidity conditions; and improved reliability of building systems and controls.

•	The BPE Utility Solution is designed to be a cost effective and reliable way for utilities and their customers to modify peak usage of electricity by implementing demand response programs that utilize smart grid technologies, in order to reduce excess demand on the electric grid, lessen the need for utilities to build expensive new energy generating plants, and provide substantial ongoing cost savings for building owners and operators. The Company launched this new product line, marketed under the name Fifth Fuel Management™, during the current fiscal year, by expanding the Company’s Web-based iTendant® platform to create the real-time, energy optimization and demand response system. Major elements include: comprehensive demand response facility audits; technology-enabled real-time demand response programs (automatic, semi-automatic and manual); reliable two-way, fast and secure communication and tracking; retro-commissioning of existing systems; customized site training; and step-by-step processes for optimized demand response participation.
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
SEASONAL NATURE OF BUSINESS
The Company’s business generally is not seasonal. However, certain retail customers may choose to delay the implementation of energy savings projects during the peak winter holiday season.
COMPETITION
The industries in which the Company operates are highly competitive. The BPE Segment’s competition is widespread and ranges from multi-national companies to local and regional firms.
BACKLOG
The following table indicates the backlog of contracts:

			Increase
	April 30,		(Decrease)
	2010	2009	Amount	Percentage
BPE (1)	$15,369,000	$9,885,000	$5,484,000	55
Other (2)	402,000	392,000	10,000	3

Total Backlog	$15,771,000	$10,277,000	$5,494,000	53

(1)	BPE backlog at April 30, 2010, increased by approximately $5,484,000, or 55%, compared to the year-earlier period, primarily due to:
(a)	an increase of approximately $5,078,000 in energy savings (lighting and mechanical) projects;

(b)	approximately $790,000 in new backlog from the BPE Segment’s new Fifth Fuel Management™ service offering; and

(c)	an increase of approximately $249,000 in lighting products from the Company’s lighting distribution business;
partially offset by:
(d)	a decrease of approximately $176,000 in productivity software products and services; and

(e)	a decrease of approximately $457,000 in energy management consulting services, primarily due to the successful completion of multi-year consulting services projects.

BPE backlog includes some contracts that can be cancelled by customers with less than one year’s notice, and assumes such cancellation provisions will not be invoked. The value of such contracts included in the prior year’s backlog that were subsequently cancelled was approximately $70,000 or 0.7%.

(2)	Other backlog represents rental income under lease agreements at the Company’s corporate headquarters building and other leasehold interests.
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

ITEM 2. PROPERTIES
The Company owns its corporate headquarters building, which contains approximately 65,880 square feet of leasable office space. The building is located in the North x Northwest Office Park, 1945 The Exchange, in suburban Atlanta, Georgia. The Company utilizes 25,928 square feet of this building as its main office and the remainder of the leasable space is either currently leased to third parties or vacant. In addition, in conjunction with the Company’s acquisition of Atlantic Lighting & Supply Co., Inc. in June 2008, the Company assumed a lease for 25,654 square feet of office and warehouse space, which lease is currently scheduled to expire in May 2015.
In order to gain corporate clarity and to fund its continuing operations and investment in its BPE Segment, the Company disposed of several income-producing properties during fiscal years 2009, 2010 and 2011. See ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS under the “DISCONTINUED OPERATIONS” section for further details. As a result, the Company’s real estate assets now consist of only its corporate headquarters building; a commercially-zoned land parcel in North Ft. Myers, Florida; and commercially-zoned land parcels in Oakwood, Georgia.

PART II

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
INTRODUCTION
The Company has one operating segment, the BPE Segment. The Company through the BPE Segment continues to add new products and service offerings, which may come in part from future business acquisitions.
During the third quarter of fiscal 2011, the Company sold its last owned income-producing property, other than its corporate headquarters facility. As a result, the Company’s Real Estate Segment is no longer considered a reportable segment. Accordingly, the Company has removed all references to the Real Estate Segment from this annual report, and will not report results of the Real Estate Segment in future periodic reports (Note 14 “Segment Reporting” to the consolidated financial statements for more information). In addition, the figures in the following charts for both periods presented do not include former Real Estate Segment revenues, costs of revenues, selling, general and administrative expenses, and loss from continuing operations before income taxes associated with certain formerly owned income-producing properties, which have been sold or otherwise disposed; such amounts have been reclassified as discontinued operations (see “Critical Accounting Policies — Discontinued Operations” later in this discussion and analysis section).
The Company’s financial conditions, results of operations and cash flows as of and for the years ended April 30, 2010 and 2009, have been recast and restated. All information and disclosures in this management’s discussion and analysis have been updated to reflect the effects of such recasting and restatement. For a more detailed description of the recasting and restatement, see Notes 4, 14, and 19 of the Notes to the accompanying consolidated financial statements in this Amendment No. 1 to the Company’s 2010 Annual Report on Form 10-K/A.
In “RESULTS OF OPERATIONS” below, changes in revenues, costs of revenues, selling, general and administrative expenses, and loss from continuing operations before income taxes from period to period are analyzed on a segment basis. For other information on a consolidated basis, please see the Company’s consolidated financial statements.
OVERVIEW
The Company entered fiscal year 2010 with a backlog of approximately $10 million, which substantially contributed to the year-over-year increase in BPE revenues of 38% compared to the prior year, including a 100% year-over-year increase in Energy Savings Projects revenues. Although BPE revenues outpaced new orders during the first six (6) months of the current fiscal year, leading to a decline in backlog during that period, new order activity began to strengthen beginning in September 2009, and new order bookings increased sequentially in both the third and fourth quarters. The BPE Segment was awarded approximately $12.4 million in new orders during the fourth quarter, including order bookings from customers in both the private sector and the government sector. As a result, the BPE Segment produced revenue growth of 52%, earnings before taxes of approximately $98,000, and positive EBITDA1 of approximately $307,000 (earnings before taxes plus interest of approximately $18,000 plus depreciation and amortization of approximately $191,000) in the fourth quarter. BPE backlog as of April 30, 2010, was approximately $15.4 million, which was 79% higher than the backlog at January 31, 2010, and 55% higher than the backlog at April 30, 2009. The $15.4 million in backlog as of April 30, 2010, represents the highest backlog achieved by the BPE Segment in the Company’s history.
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

[1]	The Company believes EBITDA is a useful non-GAAP measurement of the BPE Segment’s performance, because it provides information that can be used to further evaluate the operational effectiveness of the business. One should not consider EBITDA an alternative to, or a more meaningful indicator of the segment’s operating performance than, earnings before taxes as determined in accordance with GAAP.

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
RESULTS OF OPERATIONS
REVENUES
Consolidated revenues from continuing operations, prior to intercompany revenues, were $18,561,530 in fiscal 2010 compared to $13,632,938 in fiscal 2009. This represents an increase in revenues of 36%.
CHART A
REVENUES FROM CONTINUING OPERATIONS
(Dollars in Thousands)

	Years Ended
	April 30,		Amount	Percentage
	2010	2009	Change	Change

BPE (1)	$18,172	$13,192	$4,980	38
Other	390	441	(51)	(12)

	$18,562	$13,633	$4,929	36

NOTES TO CHART A

(1)	The following table indicates the BPE Segment revenues by service and product type:
BPE SEGMENT REVENUES — SUMMARY BY SERVICE & PRODUCT TYPE
(Dollars in Thousands)

	Years Ended
	April 30		Amount	Percentage
	2010	2009	Change	Change

Energy Savings Projects	$11,051	$5,534	$5,517	100
Lighting Products	1,933	1,665	268	16
Energy Management Services	1,801	2,319	(518)	(22)
Fifth Fuel Management Services	28	—	28	—
Productivity Software	3,359	3,674	(315)	(9)

	$18,172	$13,192	$4,980	38

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
COST OF REVENUES
As a percentage of total revenues from continuing operations (see Chart A), the total applicable costs of revenues (see Chart B), prior to intercompany costs, were 70% and 68% for fiscal years 2010 and 2009, respectively. In reviewing Chart B, the reader should recognize that the volume of revenues generally will affect the amounts and percentages presented.
The figures in Chart B are prior to intercompany costs.
CHART B
COST OF REVENUES FROM CONTINUING OPERATIONS
(Dollars in Thousands)

			Percentage of
			Revenues for the
	Years Ended		Years Ended
	April 30,		April 30,
	2010	2009	2010	2009

BPE (1)	$12,301	$8,562	68	65
Other	747	750	192	170

	$13,048	$9,312	70	68

NOTES TO CHART B

(1)	BPE Segment cost of revenues increased by approximately $3,739,000, or 44%, in fiscal 2010 compared to fiscal 2009, primarily due to the corresponding increase in revenues (see Chart A).

On a percentage-of-revenues basis, BPE Segment cost of revenues increased by approximately 3% in fiscal 2010 compared to fiscal 2009, primarily due to a change in the mix of services and products.
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
As a percentage of total revenues from continuing operations (see Chart A), the total applicable selling, general and administrative expenses (“SG&A”) (see Chart C), prior to intercompany expenses, were 53% and 73% in fiscal years 2010 and 2009, respectively. In reviewing Chart C, the reader should recognize that the volume of revenues generally will affect the amounts and percentages presented. The percentages in Chart C are based upon expenses as they relate to segment revenues from continuing operations (see Chart A), with the exception that Corporate and total expenses relate to total consolidated revenues from continuing operations.
The figures in Chart C are prior to intercompany expenses.
CHART C
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
FROM CONTINUING OPERATIONS
(Dollars in Thousands)

			Percentage of
			Revenues for the
	Years Ended		Years Ended
	April 30,		April 30,
	2010	2009	2010	2009

BPE (1)	$5,830	$5,717	32	43
Corporate (2)	3,953	4,168	21	31

	$9,783	$9,885	53	73

NOTES TO CHART C

(1)	BPE Segment SG&A expenses increased by approximately $113,000, or 2%, in fiscal 2010 compared to fiscal 2009, primarily due to approximately $236,000 of one-time, outside consulting costs, partially offset by a decrease in general and administrative costs and product and project development expenses.

On a percentage-of-revenues basis, BPE Segment SG&A expenses decreased by approximately 11% in fiscal 2010 compared to fiscal 2009, primarily due to the increase in revenues (see Chart A) without a corresponding proportional increase in expenses.

(2)	Corporate SG&A expenses decreased by approximately $215,000, or 5%, in fiscal 2010 compared to fiscal 2009, primarily due to a decrease in legal fees of approximately $230,000 related to costs incurred in the prior year to settle an insurance claim, decreased SEC compliance costs, and a decrease in personnel-related costs, consulting fees and other legal fees, partially offset by an increase in fair value of deferred executive compensation plan liabilities of approximately $166,000.

On a percentage-of-revenue basis, Corporate SG&A expenses decreased from 31% of revenues to 21% of revenues in fiscal 2010 compared to fiscal 2009, primarily due to the increase in revenues (see Chart A), while expenses decreased.

EARNINGS (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES
Consolidated loss from continuing operations before income taxes was $4,350,601 in fiscal 2010 compared to $5,548,977 in fiscal 2009, a year-over-year improvement of $1,198,376, or 22%.
The figures in Chart D are prior to intercompany revenues, costs and expenses.
CHART D
EARNINGS (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES
(Dollars in Thousands)

	Years Ended		(Increase)
	April 30,		Decrease
	2010	2009	Amount

BPE (1)	$64	$(1,126)	$1,190
Corporate	(4,415)	(4,424)	9

Total	$(4,351)	$(5,550)	$1,199

NOTES TO CHART D

(1)	BPE Segment earnings before income taxes of approximately $64,000 for fiscal 2010 represents earnings growth of approximately $1,190,000 compared to the same period in fiscal 2009, primarily due to the increase in revenues of approximately $4,980,000 (see Chart A), an increase in gross margin of approximately $1,240,000, and an increase in other income of approximately $68,000, partially offset by an increase in SG&A expenses of approximately $113,000 (see Chart C). The financial performance improvement of the BPE Segment is the result of improving business conditions combined with the containment of overhead costs.
INCOME TAX BENEFIT
The Company’s effective rate for income taxes, based upon estimated annual income tax rates, approximated 36.4% of loss from continuing operations before income taxes in fiscal 2010 and 27.5% in fiscal 2009. The effective rates in both years reflect the valuation allowances recorded against the Company’s state deferred tax assets as described in Note 19 to the consolidated financial statements.
INTEREST COSTS
Interest costs of $402,104 and $412,441 in fiscal years 2010 and 2009, respectively, were primarily related to the mortgage on the corporate headquarters building. There was no capitalized interest in any of the years presented.
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

DISCONTINUED OPERATIONS
On January 29, 2010, the Company disposed of its interest in its owned office building in Newnan, Georgia. In this transaction, the Company transferred its approximately $2.0 million interest in the property and related assets to the note holder, which satisfied in full the Company’s liability for the approximately $3.2 million remaining balance on the property’s non-recourse mortgage loan. Correspondingly, the Company recognized a non-cash pre-tax gain of approximately $1.2 million in the third quarter of fiscal 2010 as a result of the elimination of the balance of the indebtedness on the property. The Company’s federal and state tax liabilities on the disposition were approximately $0.4 million. These tax liabilities primarily resulted from the pre-tax gain on the disposition, partially offset by operating losses of the property during fiscal 2010. These tax liabilities were offset by the Company’s net operating loss carry-forwards for tax purposes.
On June 9, 2010, the Company sold its owned shopping center in Jacksonville, Florida, for a sales price of approximately $9.9 million. The sale generated net cash proceeds of approximately $2 million, after deducting approximately $0.5 million for funding of repair escrows and approximately $0.6 million for closing costs and prorations, and net of the approximately $6.9 million mortgage note, which was assumed by the buyer. The Company recognized a pre-tax gain on the sale of approximately $190,000, including approximately $75,000 in additional pre-tax gain recognized in the second and third quarters of fiscal 2011 as the result of the successful completion of contractual conditions and other cost-basis adjustments (see Note 4 “Discontinued Operations” to the consolidated financial statements for more information). The Company’s federal and state tax liabilities on the disposition were approximately $94,000. These tax liabilities primarily resulted from the pre-tax gain on the disposition and the operating earnings of the property during the current fiscal year. These tax liabilities were offset by the Company’s net operating loss carry-forwards for tax purposes.
On December 15, 2010, the Company sold its owned shopping center in Smyrna, Tennessee, for a sales price of approximately $4.3 million. The sale generated net cash proceeds of approximately $250,000, after deducting approximately $125,000 for closing costs and prorations, and net of the approximately $3.9 million mortgage note, which was assumed by the buyer. The Company recognized a pre-tax loss on the sale of approximately $6,000. Prior to the sale, the Company recorded an impairment loss of approximately $590,000 in the condensed consolidated statement of operations in the second quarter of fiscal 2011 (see Note 4 “Discontinued Operations” to the consolidated financial statements for more information). The Company recognized federal and state tax benefits of approximately $198,000 on the disposition. These tax benefits primarily resulted from the operating losses of the property during the current fiscal year, which included the impairment loss of approximately $590,000 mentioned above.
In accordance with GAAP, the Company’s financial statements have been prepared with the results of operations and cash flows of these disposed properties shown as discontinued operations. All historical statements have been recast in accordance with GAAP.
LIQUIDITY AND CAPITAL RESOURCES
Between April 30, 2009, and April 30, 2010, the Company’s cash decreased by a total of $2,897,485, or 60%. The Company’s working capital decreased by approximately $3,443,000, or 49%, between April 30, 2009, and April 30, 2010, which was largely the result of current year losses from continuing operations before depreciation, amortization and income taxes, as well as discretionary capital expenditures and scheduled regular debt service payments.

The following describes the changes in the Company’s cash from April 30, 2009, to April 30, 2010:
Operating activities used cash of approximately $3,205,000, primarily as a result of:
(a)	losses in fiscal 2010 from continuing operations before depreciation, amortization and income taxes of approximately $3,366,000;

(b)	an increase in net accounts receivable of approximately $1,396,000, primarily due to growth in BPE Segment activity, as well as the timing of billing and receipt of payments; and

(c)	an increase in cost and earnings in excess of billings of approximately $306,000;
partially offset by:
(d)	a net increase in trade accounts payable, accrued expenses, and other liabilities of approximately $1,648,000, primarily due to growth in BPE Segment activity, as well as the timing and submission of payments; and

(e)	a decrease in other current and long-term assets of approximately $85,000.
Investing activities used cash of approximately $779,000, primarily as a result of:
(a)	approximately $463,000 used for additions to intangible assets, primarily related to enhancements to the BPE Segment’s proprietary technology solutions, and to purchase accounting software; and

(b)	approximately $257,000 used for additions to property and equipment, primarily related to vehicle and computer hardware purchases, and energy efficiency upgrades at the corporate headquarters building.
Financing activities provided cash of approximately $469,000, primarily as a result of:
(a)	proceeds from long-term loans against the Company’s interest in the cash surrender value of certain life insurance policies of approximately $982,000;
partially offset by:
(b)	scheduled principal payments on the mortgage note on the corporate headquarters building of approximately $112,000;

(c)	payment of the regular quarterly cash dividends to shareholders of approximately $185,000;

(d)	scheduled principal payments on other debt of $185,000; and

(e)	repurchases of shares of the Company’s common stock of approximately $31,000.
Discontinued operations provided cash of approximately $618,000, primarily as a result of the sales of real estate assets.
While the Company’s operations used approximately $1,957,000 of cash during the first quarter of fiscal 2010, the level of cash usage moderated in the second and third quarters, as operations provided approximately $72,000 of cash during those six (6) months. During the fourth quarter of fiscal 2010, operating activities used approximately $1,321,000 of cash, primarily due to a decrease in advance billings on large energy savings projects, as well as expenditures needed to service the revenue growth of the BPE Segment. The increase in BPE Segment orders during fiscal 2010 is expected to result in substantially higher revenues in fiscal 2011, and management believes that the BPE Segment will be able to generate positive cash flow from operations during the year as a result. However, management believes that a longer period of time will be required before the BPE Segment is able to generate sufficient sustained cash flow to fully fund the Company’s operations. The Company believes that it has sufficient capital resources on hand to operate its business in the ordinary course for the next twelve (12) months. The Company also currently believes that it has, or can obtain, sufficient capital resources to continue to operate its business in the ordinary course until the BPE Segment begins to generate sufficient cash flow to fund the Company’s operations, although there can be no guarantee that this will be the case, particularly if the macro-economic conditions experienced during fiscal 2010 continue for an extended period of time, or worsen.
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

The Company historically has generated substantial liquidity from the periodic sales of real estate assets, and the proceeds from such sales often have then been redeployed to fund the establishment and growth of the BPE Segment. Most recently, during the first quarter of fiscal 2011, the Company successfully closed on the sale of its owned shopping center in Jacksonville, Florida, generating net cash proceeds of approximately $2 million. Also, during the third quarter of fiscal 2011, the Company successfully closed on the sale of its owned shopping center in Smyrna, Tennessee, generating net cash proceeds of approximately $250,000. As a cumulative result of real estate asset sales in recent years, the Company’s real estate assets now consist of only the corporate headquarters building in metropolitan Atlanta, Georgia; a commercially-zoned land parcel in North Ft. Myers, Florida; and commercially-zoned land parcels in Oakwood, Georgia. Given the declines in commercial real estate markets and asset valuations in the United States in recent years, the Company may be unable to sell any of its remaining real estate assets as described above at acceptable prices, or at all, in the near future.
The Company in recent years has not utilized bank lines of credit for operating purposes and does not currently have in place any such line of credit. As of April 30, 2010, the Company has drawn $982,000 in loans against its interest in the cash surrender value of certain life insurance policies; however, there is currently minimal additional borrowing capacity left under such policies.
In the event that currently available cash, cash generated from operations and cash generated from real estate sales were not sufficient to meet future operating cash requirements, the Company would need to sell additional real estate or other assets at potentially otherwise unacceptable prices, seek external debt financing or refinancing of existing debt, seek to raise funds through the issuance of equity securities, or limit growth or curtail operations to levels consistent with the constraints imposed by the available cash and cash flow, or any combination of these options. In addition, the development of the BPE Segment’s new Fifth Fuel Management™ offering to its full potential will require the investment of additional capital, which the Company may seek to raise through outside sources or the sale of assets.
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
The Company has no material commitments for capital expenditures. However, the Company does expect that total capital spending in fiscal year 2011 will approximate $1,230,000, including BPE Segment expenditures of approximately $560,000 for proprietary technology solutions and approximately $240,000 for property and equipment, and Corporate Headquarters expenditures of approximately $430,000. The Company’s uses of cash are not expected to change materially in the near future.
Mortgage Note
At April 30, 2010, the Company had one (1) remaining mortgage note, in the principal amount of approximately $4.0 million, associated with the corporate headquarters building, with a maturity date of August 1. 2012. This property is pledged as collateral on the note. Exculpatory provisions of the mortgage note limit the Company’s liability for repayment to its interest in the property. Additionally, the mortgage note contains a provision that requires a Company subsidiary to maintain a net worth of at least $2 million. The subsidiary’s net worth was approximately $16.4 million as of April 30, 2010. The mortgage note contains no other financial covenants. None of the Company’s long-term debt obligations have any financial or non-financial covenants.

Secured Letter of Credit
In conjunction with terms of the mortgage on the corporate headquarters building, the Company is required to provide for potential future tenant improvement costs and lease commissions with additional collateral, in the form of a letter of credit in the amount of $300,000 from July 17, 2005, through July 16, 2008, and $450,000 from July 17, 2008, through August 1, 2012. The letter of credit is secured by a certificate of deposit, which is recorded on the accompanying balance sheet as a non-current other asset as of April 30, 2010, and April 30, 2009.
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
Revenue Recognition
Revenues derived from implementation, training, support, and base service license fees from customers accessing the Company’s proprietary technology solutions on an application service provider (“ASP”) basis are recognized when all of the following conditions are met: there is persuasive evidence of an arrangement; service has been provided to the customer; the collection of fees is probable; and the amount of fees to be paid by the customer is fixed and determinable. The Company’s license arrangements do not include general rights of return. Revenues are recognized ratably over the contract period, which is typically no longer than twelve (12) months, beginning on the commencement date of each contract. Amounts that have been invoiced are recorded in accounts receivable and in revenue or deferred revenue, depending on the timing of when the revenue recognition criteria have been met. Additionally, the Company defers such direct costs and amortizes them over the same time period as the revenue is recognized.

Energy management services are accounted for separately and are recognized as the services are rendered. Revenues derived from sales of proprietary technology solutions (other than ASP solutions) and sales of hardware products are recognized when the respective technology solutions and hardware products are sold.
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
The Company’s most significant tangible long-lived assets are the corporate headquarters building and related assets. The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company examines long-lived assets for such indications of impairment on a quarterly basis. The types of events and circumstances that might indicate impairment include, but are not limited to, the following:
•	A significant decrease in the market price of a long-lived asset;

•	A current-period operating or cash flow loss combined with a history of operating or cash flow losses or a projection or forecast that demonstrates continuing losses associated with the use of a long-lived asset;

•	The Company has received purchase offers at prices below carrying value;

•	A real estate asset that has a significant vacancy rate or significant rollover exposure from one or more tenants;

•	A major tenant experiencing financial difficulties that may jeopardize the tenant’s ability to meet its lease obligations; and

•	Depressed market conditions;
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
Valuation of Goodwill and Other Indefinite-Lived Intangible Assets
Goodwill and other intangible assets with indefinite lives are reviewed for impairment annually at the end of the fiscal third quarter, or whenever events or changes in circumstances indicate that the carrying basis of an asset may not be recoverable. All of the Company’s goodwill and other indefinite-lived intangible assets are assigned to the BPE Segment, which has also been determined to be the reporting unit.
The Company performed the annual impairment analysis of goodwill and other indefinite-lived intangible assets for the BPE Segment in the quarter ended January 31, 2010. The annual analysis resulted in a determination of no impairment in fiscal 2010. As of April 30, 2010, the Company does not believe that any of its goodwill or other indefinite-lived intangible assets are impaired.
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
The Company will have to generate $8.1 million of taxable income in future years to realize the federal NOL carryforwards and an additional $25.4 million of taxable income in future years to realize the state NOL carryforwards. These amounts of taxable income would allow for the reversal of the $3.8 million DTA related to NOL carryforwards. There is a long carryforward period remaining for the NOL carryforwards. The oldest federal NOL carryforwards will expire in the April 30, 2024, tax-year, and the most recent federal NOL carryforwards will expire in the April 30, 2028, tax-year. The significant state NOL carryforwards will also expire between the April 30, 2024, and April 30, 2028, tax years. The Company has no material permanent book/tax differences.
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
CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION
Certain statements contained or incorporated by reference in this Annual Report on Form 10-K/A, including without limitation, statements containing the words “believes,” “anticipates,” “estimates,” “expects,” “plans,” “projects,” “forecasts,” and words of similar import, are forward-looking statements within the meaning of the federal securities laws. Forward-looking statements in this report include, without limitation: the Company’s expected continuing strengthening of orders and achievement of positive EBITDA for its BPE Segment; trends in the BPE Segment’s government business and private sector business; the Company’s expectations of generating additional recurring revenues as a result of the BPE Segment’s new Fifth Fuel Management™ offering; and the expected timing of the recognition as revenue of current backlog. Such forward-looking statements involve known and unknown risks, uncertainties, and other matters which may cause the actual past results, performance, or achievements of the Company to be materially different from any future results, performance, or uncertainties expressed or implied by such forward-looking statements.
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of Servidyne, Inc.
Atlanta, Georgia
We have audited the accompanying consolidated balance sheets of Servidyne, Inc. and subsidiaries (the “Company”) as of April 30, 2010 and 2009, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the two years in the period ended April 30, 2010. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements based on our audits.
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
As discussed in Note 19 to the consolidated financial statements, the accompanying consolidated financial statements have been restated. As discussed in Notes 4 and 14, the Company has also recast its consolidated financial statements to reflect the effects of discontinued operations and a change in reportable segments.
/s/ Deloitte & Touche LLP
Atlanta, Georgia

July 28, 2010	(June 2, 2011 as to the effects of the restatement discussed in Note 19 and to the effects of the recast for discontinued operations and segments in Notes 4 and 14)

SERVIDYNE, INC.
CONSOLIDATED BALANCE SHEETS

	April 30,
	2010	2009
	(Restated)	(Restated)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents (Note 2)	$1,923,641	$4,821,126
Receivables:
Trade accounts and notes, net of allowance for doubtful accounts of $58,989 and $115,422, respectively	953,075	1,130,360
Contracts, net of allowance for doubtful accounts of $22,530 and $4,294, respectively, including retained amounts of $675,281 and $219,385, respectively (Note 17)	3,337,177	1,764,327
Costs and earnings in excess of billings (Notes 5 and 17)	715,129	408,950
Assets of discontinued operations (Note 4)	188,827	487,492
Deferred income taxes (Notes 10 and 19)	360,097	468,047
Other current assets (Note 2)	1,247,844	1,464,761

Total current assets	8,725,790	10,545,063
PROPERTY AND EQUIPMENT, net (Note 6)	4,805,542	4,942,129
ASSETS OF DISCONTINUED OPERATIONS (Note 4)	13,767,227	15,926,552
DEFERRED INCOME TAXES (Notes 10 and 19)	1,160,371	329,001
OTHER ASSETS:
Real estate held for future development or sale	853,109	853,109
Intangible assets, net (Note 16)	2,395,874	2,395,163
Goodwill (Note 16)	6,354,002	6,354,002
Other assets (Note 2)	2,890,357	2,571,577

Total assets	$40,952,272	$43,916,596

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Trade and subcontractors payables	$2,465,112	$841,383
Accrued expenses	1,378,538	1,257,137
Deferred revenue	507,383	601,347
Billings in excess of costs and earnings (Note 5)	53,100	28,215
Liabilities of discontinued operations (Note 4)	520,308	547,485
Short-term debt and current maturities of long-term debt	270,592	295,685

Total current liabilities	5,195,033	3,571,252

LIABILITIES OF DISCONTINUED OPERATIONS (Note 4)	13,587,832	17,181,813
OTHER LIABILITIES	1,039,633	824,877
MORTGAGE NOTES PAYABLE, less current maturities (Note 7)	4,107,996	4,229,587
OTHER LONG-TERM DEBT, less current maturities (Note 8)	1,832,000	1,000,000

Total liabilities	25,762,494	26,807,529

COMMITMENTS AND CONTINGENCIES (Note 18)

SHAREHOLDERS’ EQUITY:
Common stock, $1 par value; 10,000,000 shares authorized; 3,919,773 issued and 3,676,383 outstanding at April 30, 2010; 3,917,778 issued and 3,691,369 outstanding at April 30, 2009	3,919,773	3,917,778
Additional paid-in capital	6,206,521	6,026,101
Retained earnings	6,069,629	8,139,988
Treasury stock (common shares) of 243,390 and 226,409, respectively	(1,006,145)	(974,800)

Total shareholders’ equity	15,189,778	17,109,067

Total liabilities and shareholders’ equity	$40,952,272	$43,916,596

See accompanying notes to consolidated financial statements.

SERVIDYNE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended April 30,
	2010	2009
	(Restated)	(Restated)
REVENUES:
Building Performance Efficiency (“BPE”) (Note 17)	$18,171,536	$13,192,310
Other	389,994	440,628

	18,561,530	13,632,938

COST OF REVENUES:
BPE	12,300,803	8,562,024
Other	746,919	750,116

	13,047,722	9,312,140

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	9,783,066	9,885,189

OTHER (INCOME) AND EXPENSES:
Other income (Note 2)	(308,279)	(332,291)
Interest income	(12,482)	(95,564)
Interest expense	402,104	412,441

	81,343	(15,414)

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(4,350,601)	(5,548,977)

INCOME TAX EXPENSE (BENEFIT) (Notes 10 and 19):
Current	13,309	—
Deferred	(1,595,357)	(1,528,625)

	(1,582,048)	(1,528,625)

LOSS FROM CONTINUING OPERATIONS	(2,768,553)	(4,020,352)

DISCONTINUED OPERATIONS (Note 4):
Earnings (loss) from discontinued operations, adjusted for applicable income tax expense (benefit) of $235,423 and ($609,446), respectively	142,443	(996,561)
Gain on disposition of income-producing properties, adjusted for applicable income tax expense of $447,808 and $0, respectively	740,831	—

EARNINGS (LOSS) FROM DISCONTINUED OPERATIONS	883,274	(996,561)

NET LOSS	$(1,885,279)	$(5,016,913)

NET (LOSS) EARNINGS PER SHARE (Note 13):
From continuing operations — basic and diluted	$(0.75)	$(1.08)
From discontinued operations — basic and diluted	.24	(.27)

NET LOSS PER SHARE — BASIC AND DILUTED	$(0.51)	$(1.35)

See accompanying notes to consolidated financial statements.

SERVIDYNE, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

			Additional
	Common Stock		Paid-In	Retained	Treasury
	Shares	Amount	Capital	Earnings	Stock	Total

BALANCES at April 30, 2008	3,708,836	$3,708,836	$5,045,100	$14,511,159	$(798,717)	$22,466,378

Net loss (as restated)	—	—	—	(5,016,913)	—	(5,016,913)
Stock compensation expense	—	—	205,118	—	—	205,118
Common stock acquired	—	—	—	—	(135,507)	(135,507)
Common stock issued	22,781	22,781	68,469	—	—	91,250
Cash dividends declared — $0.134 per share (adjusted for stock dividend)	—	—	—	(501,259)	—	(501,259)
Stock dividend declared — 5% at market value on date declared	186,161	186,161	707,414	(852,999)	(40,576)	—

BALANCES at April 30, 2009 (as restated)	3,917,778	$3,917,778	$6,026,101	$8,139,988	$(974,800)	$17,109,067

Net loss (as restated)	—	—	—	(1,885,279)	—	(1,885,279)
Stock compensation expense	—	—	182,415	—	—	182,415
Common stock acquired	—	—	—	—	(31,345)	(31,345)
Common stock issued	1,995	1,995	(1,995)	—	—	—
Cash dividends declared — $0.047 per share	—	—	—	(185,080)	—	(185,080)

BALANCES at April 30, 2010 (as restated)	3,919,773	$3,919,773	$6,206,521	$6,069,629	$(1,006,145)	$15,189,778

See accompanying notes to consolidated financial statements.

SERVIDYNE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended
	2010	2009
	(Restated)	(Restated)
Cash flows from operating activities:
Net loss	$(1,885,279)	$(5,016,913)
Adjustments to reconcile net loss to net cash used in operating activities:
(Earnings) loss from discontinued operations, net of tax	(883,274)	996,561
Loss on disposal of assets	1,378	9,683
Depreciation and amortization	985,174	1,068,801
Amortization of mortgage discount	—	(20,000)
Deferred tax benefit (Note 19)	(1,621,430)	(1,572,109)
Stock compensation expense	182,415	205,118
Adjustment to cash surrender value of life insurance	(62,442)	(66,633)
Straight-line rent	22,357	(14,422)
Provision for doubtful accounts, net	(38,197)	(1,163)
Changes in assets and liabilities:
Receivables	(1,357,368)	659,553
Costs and earnings in excess of billings	(306,179)	(133,196)
Other current and long-term assets	84,611	(342,407)
Trade and subcontractors payable	1,623,729	(138,267)
Accrued expenses and deferred revenue	27,437	8,217
Accrued incentive compensation	—	(494,000)
Billings in excess of costs and earnings	24,885	(34,344)
Other liabilities	(2,900)	(14,672)

Net cash used in operating activities	(3,205,083)	(4,900,193)

Cash flows from investing activities:
Acquisition, net of cash acquired	—	(902,657)
Premiums paid on officers’ life insurance policies	(61,464)	(56,000)
Release of restricted cash held in escrow	—	3,470,700
Purchase of held to maturity investments	—	(150,000)
Additions to property and equipment	(257,195)	(306,539)
Additions to intangible assets	(462,750)	(328,249)
Proceeds from sale of property and equipment	2,000	—

Net cash (used in) provided by investing activities	(779,409)	1,727,255

Cash flows from financing activities:
Long-term loan proceeds	982,000	—
Mortgage repayments	(111,684)	(103,383)
Debt repayments	(185,000)	(280,875)
Repurchase of common stock	(31,345)	(135,507)
Cash dividends paid to shareholders	(185,080)	(501,259)

Net cash provided by (used in) financing activities	468,891	(1,021,024)

DISCONTINUED OPERATIONS:
Operating activities	1,051,139	1,069,799
Investing activities	(141,881)	(188,909)
Financing activities	(291,142)	(248,749)

Net cash provided by discontinued operations	618,116	632,141

Net decrease in cash and cash equivalents	(2,897,485)	(3,561,821)
Cash at beginning of period	4,821,126	8,382,947

Cash at end of period	$1,923,641	$4,821,126

Supplemental disclosure of non-cash investing and financing activities:
Issuance of Common Stock under 2000 Stock Award Plan	$4,434	$24,792
Supplemental schedule of cash flow information:
Cash paid during the year for interest	$1,094,304	$1,303,887
Cash paid during the year for income taxes, net	$—	$—
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

SERVIDYNE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended April 30, 2010, and April 30, 2009
1. ORGANIZATION AND BUSINESS
Servidyne, Inc. (together with its subsidiaries, the “Company”) was organized under Delaware law in 1960. In 1984, the Company changed its state of incorporation from Delaware to Georgia. The Company provides comprehensive energy efficiency and demand response solutions, sustainability programs, and other building performance-enhancing products and services to owners and operators of existing buildings, energy services companies, and public and investor-owned utilities.
During the third quarter of fiscal 2011, the Company sold its last owned income-producing property, other than its corporate headquarters facility. As a result, the Company’s Real Estate Segment is no longer considered a reportable segment. Accordingly, the Company has removed all references to the Real Estate Segment from this annual report, and will not report results of the Real Estate Segment in future periodic reports. The only operating segment of the Company is the Building Performance Efficiency (“BPE”) Segment which performs the services as described above. See Note 14 “Segment Reporting” for more information.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(A) Principles of consolidation and basis of presentation
The consolidated financial statements include the accounts of Servidyne, Inc., and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.
The Company has made reclassifications related to certain income-producing properties that have been sold in accordance with the guidance now codified as Financial Accounting Standards Board Accounting Standards Codification (“ASC”) 360-35, Property, Plant and Equipment (“ASC 360-35”). As a result of these sales, the Company’s financial statements have been prepared with the results of operations and cash flows of these disposed properties shown as discontinued operations. Further, the assets and liabilities of these disposed properties are reflected in discontinued operations on the balance sheets. In addition, the book value of the corporate headquarters facility which was previously presented in “Income-Producing Properties, net” is now presented in “Property and Equipment, net” in the balance sheets.
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
(C) Revenue recognition
Revenues derived from implementation, training, support, and base service license fees from customers accessing the Company’s proprietary technology solutions on an application service provider (“ASP”) basis are recognized when all of the following conditions are met: there is persuasive evidence of an arrangement; service has been provided to the customer; the collection of fees is probable; and the amount of fees to be paid by the customer is fixed and determinable. The Company’s license arrangements do not include general rights of return. Revenues are recognized ratably over the contract period, which is typically no longer than twelve (12) months, beginning on the commencement date of each contract. Amounts that have been invoiced are recorded in accounts receivable and in revenue or deferred revenue, depending on the timing of when the revenue recognition criteria have been met. Additionally, the Company defers such direct costs and amortizes them over the same time period as the revenue is recognized.

Energy management services are accounted for separately and are recognized as the services are rendered. Revenues derived from sales of proprietary technology solutions (other than ASP solutions) and sales of hardware products are recognized when the respective software solutions and hardware products are sold.
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
(D) Cash and cash equivalents and short-term investments
Cash and cash equivalents include money market funds and other highly liquid financial instruments. The Company considers all highly liquid financial instruments with original maturities of three (3) months or less to be cash equivalents. The Company considers financial instruments with maturities of three (3) months to one (1) year to be short-term investments. The Company has classified all short-term investments as “held to maturity.” As of April 30, 2010, and April 30, 2009, the Company had an investment in a certificate of deposit, which is included in long-term other assets, that secures a letter of credit on a mortgage note payable that matures in August 2012.
(E) Long-lived assets: property & equipment and capitalized software
The Company’s corporate headquarters building and related assets are stated at historical cost or, if the Company determines that impairment has occurred, at fair market value, and are depreciated for financial reporting purposes using the straight-line method over the respective estimated useful lives. Significant additions that extend asset lives are capitalized and are depreciated over their respective estimated useful lives. Normal maintenance and repair costs are expensed as incurred.
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
During the fourth quarter of fiscal 2009, the anchor tenant of the Company’s owned office building in Newnan, Georgia, operated by the Company’s former Real Estate Segment, defaulted on its lease obligations and subsequently vacated its leased space. Given this event, the Company revised the estimated future undiscounted cash flows expected to be generated by the property and determined that the carrying amount of the related long-lived assets was not recoverable. Accordingly, the Company performed a fair value analysis of the property, determined that its fair market value was less than its current book value, and therefore recorded an impairment loss of approximately $2,007,000 in the fourth quarter of fiscal 2009. The estimated fair value of the Newnan office building at April 30, 2009, was approximately $1,761,000. This determination was based on a number of factors, including a discounted cash flow analysis, quoted prices for similar assets, and management’s judgment. On January 29, 2010, the Company transferred its approximately $2.0 million interest in the property and related assets to the note holder, which satisfied in full the Company’s liability for the approximately $3.2 million remaining balance on the property’s non-recourse mortgage loan. Correspondingly, the Company recognized a pre-tax gain of approximately $1.2 million in the third quarter of fiscal 2010 as a result of the elimination of the balance of the indebtedness on the property. See Note 4 “Discontinued Operations” for further information.
The Company has long-lived assets that primarily consist of capitalized software costs, classified as intangible assets, net on the balance sheet, as well as property and equipment on the balance sheet in addition to the corporate headquarters building as discussed above. Software development costs are accounted for as required for software in a Web hosting arrangement. Software development costs that are incurred in a preliminary project stage are expensed as incurred. Costs that are incurred during the application development stage are capitalized and reported at the lower of unamortized cost or net realizable value. Capitalization ceases when the computer software development project, including testing of the computer software, is substantially complete and the software product is ready for its intended use. Capitalized costs are amortized on a straight-line basis over the estimated economic life of the product.
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
Long-lived assets of the BPE Segment are grouped together for purposes of impairment analysis, as assets and liabilities of the BPE Segment are not independent of one another. Annually at the end of the fiscal third quarter, unless events or circumstances occur in the interim, as discussed above, the Company reviews its BPE Segment’s long-lived assets for impairment. Future undiscounted cash flows of the segment, as measured in its goodwill impairment analysis, are used to determine whether impairment of long-lived assets exists in the BPE Segment.

(F) Goodwill and other intangible assets
Intangible assets primarily consist of trademarks, acquired computer software, proprietary technology solutions, and customer relationships. The trademarks are not amortized as they have indefinite lives. However, the acquired computer software, proprietary technology solutions, and customer relationships are amortized using the straight-line method over the following estimated useful lives:

Acquired computer software	3 years
Proprietary technology solutions	5 years
Customer relationships	5 years
Goodwill and other intangible assets with indefinite lives are reviewed for impairment annually at the end of the fiscal third quarter, or whenever events or changes in circumstances indicate that the carrying basis of an asset may not be recoverable. All of the Company’s goodwill and other indefinite-lived intangible assets are assigned to the BPE Segment, which has also been determined to be the reporting unit.
The Company performed the annual impairment analysis of goodwill and other indefinite-lived intangible assets for the BPE Segment in the quarter ended January 31, 2010. The annual analysis resulted in a determination of no impairment in fiscal 2010. As of April 30, 2010, the Company does not believe that any of its goodwill or other indefinite-lived intangible assets are impaired.
The valuation methodologies used to calculate the fair value of the BPE Segment were the discounted cash flow method of the income approach and the guideline company method of the market approach. The Company believes that these two (2) methodologies are commonly used valuation methodologies. U.S. Generally Accepted Accounting Principles (“GAAP”) states that both methodologies are acceptable in determining the fair value of a reporting unit. In assessing the fair value of the BPE Segment, the Company believes a market participant would likely consider both the cash flow generating ability of the reporting unit, as well as current market multiples of companies facing similar risks in the marketplace.
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
(G) Income taxes
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
(H) Derivative instruments and hedging activities
Derivative instruments are recognized in the balance sheet at fair value, and changes in the fair value of such instruments are recognized currently in earnings, unless specific hedge accounting criteria are met. In the years ended April 30, 2010, and April 30, 2009, the Company had no derivative instruments or hedging activities.
(I) Discontinued operations
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

(J) Other current assets
Other current assets consisted of the following as of April 30, 2010, and April 30, 2009:

	2010	2009

Inventory	$537,624	$654,443
Prepaid software consulting	—	132,731
Prepaid real estate taxes	48,928	65,685
Deferred costs	31,248	92,210
Prepaid insurance	47,468	117,004
Prepaid rent	35,783	48,905
Deposits	44,400	44,400
Prepaid consulting fees	25,000	25,000
Unbilled engineering revenue	170,520	112,690
Other receivables	117,660	8,798
Other	189,213	162,895

	$1,247,844	$1,464,761

(K) Other assets
Other assets consisted of the following as of April 30, 2010, and April 30, 2009:

	2010	2009

Cash surrender value of life insurance	$1,447,224	$1,323,318
Deferred executive compensation	947,023	733,378
Certificate of deposit	450,000	450,000
Straight-line rent receivable	24,228	46,584
Notes receivable	9,000	9,250
Other	12,882	9,047

	$2,890,357	$2,571,577

(L) Other income
Other income for the year ended April 30, 2010, included changes in the fair value of deferred executive compensation plan assets of approximately $174,000. Other income for the year ended April 30, 2009, included $285,000 related to a January 30, 2009, settlement of an insurance claim.
(M) Recent accounting pronouncements
In June 2009, the Financial Accounting Standards Board (“FASB”) issued guidance now codified as FASB ASC topic 105-10, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (“ASC 105-10” or the “Codification”), which became effective for interim and annual periods ending after September 15, 2009. Other than resolving certain minor inconsistencies in current GAAP, the Codification does not change GAAP, but rather is intended to make it easier to find and research GAAP applicable to particular transactions or specific accounting issues. The Codification organizes previous accounting pronouncements into approximately 90 accounting topics and is now considered to be the single source of authoritative U.S. GAAP. The Company adopted ASC 105-10 in the second quarter of fiscal 2010. Adoption had no impact on the determination or reporting of the Company’s financial results. All references to specific authoritative guidance have been updated within this report to reflect the new Accounting Standards Codification structure.
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
The Company classifies an asset as held for sale when the asset is under a binding sales contract with minimal contingencies, and the buyer is materially at risk if the buyer fails to complete the transaction. However, each potential transaction is evaluated based on its separate facts and circumstances. Pursuant to this standard, as of April 30, 2010, and April 30, 2009, the Company had no income-producing real estate assets that were classified as held for sale.
Interest expense specifically related to mortgage debt on real estate assets that have been sold or otherwise disposed is allocated to the results of discontinued operations. The Company has elected not to allocate to discontinued operations other consolidated interest that is not directly attributable to the sold properties or related to other operations of the Company.

During the fourth quarter of fiscal 2009, the anchor tenant of the former Real Estate Segment’s owned office building in Newnan, Georgia, defaulted on its lease obligations, and subsequently vacated its leased space during the first quarter of fiscal 2010. Accordingly, management did not anticipate that this tenant would make any additional lease payments. Given this event, management determined that the building’s fair market value was less than its book value at that time, and therefore the Company recorded an impairment loss of approximately $2,007,000 in the fourth quarter of fiscal 2009. Additionally, given this event, the Company also recorded an impairment loss of approximately $151,000 in the fourth quarter of fiscal 2009 to write off the remaining net book value of the anchor tenant’s capitalized lease cost, which was initially recorded as an intangible asset when the owned office building was acquired in fiscal 2007.
On January 29, 2010, the Company transferred its approximately $2.0 million interest in the property and related assets to the note holder, which satisfied in full the Company’s liability for the approximately $3.2 million remaining balance on the property’s non-recourse mortgage loan. Correspondingly, the Company recognized a pre-tax gain of approximately $1.2 million in the third quarter of fiscal 2010 as a result of the elimination of the balance of the indebtedness on the property.
On June 9, 2010, the former Real Estate Segment sold its owned shopping center in Jacksonville, Florida, for a sales price of approximately $9.9 million. The sale generated net cash proceeds of approximately $2 million, after deducting approximately $0.5 million for funding of repair escrows and approximately $0.6 million for closing costs and prorations, and net of the approximately $6.9 million mortgage note, which was assumed by the buyer. The Company recognized a pre-tax gain on the sale of approximately $190,000, including approximately $75,000 in additional pre-tax gain recognized in the second and third quarters of fiscal 2011 as the result of the successful completion of contractual conditions and other cost-basis adjustments. See Note 20 “Subsequent Events.”
On December 15, 2010, the former Real Estate Segment sold its owned shopping center in Smyrna, Tennessee, for a sales price of approximately $4.3 million. The sale generated net cash proceeds of approximately $250,000, after deducting approximately $125,000 for closing costs and prorations, and net of the approximately $3.9 million mortgage note, which was assumed by the buyer. The Company recognized a pre-tax loss on the sale of approximately $6,000 in the third quarter of fiscal 2011. Prior to the sale, the Company recorded an impairment loss of approximately $590,000 in the second quarter of fiscal 2011.

As a result of these real estate transactions, the Company’s financial statements have been prepared with the results of operations and cash flows of these three (3) disposed properties shown as discontinued operations. All historical statements have been recast in accordance with GAAP. Summarized financial information for discontinued operations for the fiscal years ended April 30 is as follows:

	2010	2009

Rental revenues	$2,388,143	$2,598,515
Rental property operating expenses, including depreciation	2,010,277	2,045,849
Loss on impairment of income-producing property	—	2,158,673

Operating earnings (loss) from discontinued operations	377,866	(1,606,007)
Income tax (expense) benefit	(235,423)	609,446

Operating earnings (loss) from discontinued operations, net of tax	142,443	(996,561)

Gain on disposition of income-producing properties	1,188,639	—
Income tax expense	(447,808)	—

Gain on disposition of income-producing properties, net of tax	740,831	—

Earnings (loss) from discontinued operations, net of tax	$883,274	$(996,561)

	Balances at
	April 30, 2010	April 30, 2009
Assets of discontinued operations
Accounts receivable	$92,402	$238,217
Deferred income taxes	50,660	54,315
Other current assets	45,765	194,960

Total current	188,827	487,492
Property and equipment	13,259,155	15,246,802
Intangible assets	414,543	515,433
Other assets	93,529	164,317

Total non-current	13,767,227	15,926,552

Total assets of discontinued operations	$13,956,054	$16,414,044

Liabilities of discontinued operations
Accounts payable and accrued expenses	$274,077	$169,258
Deferred revenue	—	107,054
Current maturities of mortgage notes and long-term debt payable	246,231	271,173

Total current	520,308	547,485
Deferred income taxes	2,972,327	3,190,760
Mortgage notes payable	10,615,505	13,991,053

Total non-current	13,587,832	17,181,813

Total liabilities of discontinued operations	$14,108,140	$17,729,298

The following tables reflect the effects of the adjustments on the Company’s consolidated financial statements when compared to the Company’s Original Annual Report as a result of recasting the discontinued operations and the discontinuance of the former Real Estate Segment. The effects of the disposition of the Company’s owned office building in Newnan, Georgia, are included in the “As Originally Reported” amounts as of and for the years ended April 30, 2010 and 2009. The recasted amounts in the following tables are carried forward to Note 19 “Restatement of Consolidated Financial Statements,” which presents the effects of the correction of the error associated with the valuation allowance on deferred income taxes.

	As of April 30, 2010
			Reclassification
			Related to	As Recast for
			Discontinuance	Discontinued
		Adjustments for	of Real Estate	Operations and
	As Originally	Discontinued	Segment	Segment Change
	Reported	Operations	Reporting	(Note 19)
Consolidated balance sheet
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,923,641	$—	$—	$1,923,641
Receivables:
Trade accounts and notes, net of allowance for doubtful accounts	1,045,477	(92,402)	—	953,075
Contracts, net of allowance for doubtful accounts	3,337,177	—	—	3,337,177
Costs and earnings in excess of billings	715,129	—	—	715,129
Assets of discontinued operations	—	188,827	—	188,827
Deferred income taxes	451,875	(50,660)	—	401,215
Other current assets	1,293,609	(45,765)	—	1,247,844

Total current assets	8,766,908	—	—	8,766,908
INCOME-PRODUCING PROPERTIES, net	17,382,252	(13,259,155)	(4,123,097)	—
PROPERTY AND EQUIPMENT, net	682,445	—	4,123,097	4,805,542
ASSETS OF DISCONTINUED OPERATIONS	—	13,767,227	—	13,767,227
DEFERRED INCOME TAXES	—	1,718,954	—	1,718,954
OTHER ASSETS:
Real estate held for future development or sale	853,109	—	—	853,109
Intangible assets, net	2,810,417	(414,543)	—	2,395,874
Goodwill	6,354,002	—	—	6,354,002
Other assets	2,983,886	(93,529)	—	2,890,357

Total assets	$39,833,019	$1,718,954	$—	$41,551,973

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Trade and subcontractors payables	$2,483,996	$(18,884)	$—	$2,465,112
Accrued expenses	1,633,731	(255,193)	—	1,378,538
Deferred revenue	507,383	—	—	507,383
Billings in excess of costs and earnings	53,100	—	—	53,100
Liabilities of discontinued operations	—	520,308	—	520,308
Short-term debt and current maturities of long-term debt	516,823	(246,231)	—	270,592

Total current liabilities	5,195,033	—	—	5,195,033
DEFERRED INCOME TAXES	1,253,373	(1,253,373)	—	—
LIABILITIES OF DISCONTINUED OPERATIONS	—	13,587,832	—	13,587,832
OTHER LIABILITIES	1,039,633	—	—	1,039,633
MORTGAGE NOTES PAYABLE, less current maturities	14,723,501	(10,615,505)	—	4,107,996
OTHER LONG-TERM DEBT, less current maturities	1,832,000	—	—	1,832,000

Total liabilities	24,043,540	1,718,954	—	25,762,494
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY:
Common stock	3,919,773	—	—	3,919,773
Additional paid-in capital	6,206,521	—	—	6,206,521
Retained earnings	6,669,330	—	—	6,669,330
Treasury stock (common shares)	(1,006,145)	—	—	(1,006,145)

Total shareholders’ equity	15,789,479	—	—	15,789,479

Total liabilities and shareholders’ equity	$39,833,019	$1,718,954	$—	$41,551,973

	As of April 30, 2009
			Reclassification
			Related to	As Recast for
			Discontinuance	Discontinued
		Adjustments for	of Real Estate	Operations and
	As Originally	Discontinued	Segment	Segment Change
	Reported	Operations	Reporting	(Note 19)
Consolidated balance sheet
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$4,821,126	$—	$—	$4,821,126
Receivables:
Trade accounts and notes, net of allowance for doubtful accounts	1,277,508	(147,148)	—	1,130,360
Contracts, net of allowance for doubtful accounts	1,764,327	—	—	1,764,327
Costs and earnings in excess of billings	408,950	—	—	408,950
Assets of discontinued operations	314,906	172,586	—	487,492
Deferred income taxes	529,708	(4,600)	—	525,108
Other current assets	1,485,599	(20,838)	—	1,464,761

Total current assets	10,602,124	—	—	10,602,124
INCOME-PRODUCING PROPERTIES, net	17,630,790	(13,486,217)	(4,144,573)	—
PROPERTY AND EQUIPMENT, net	797,556	—	4,144,573	4,942,129
ASSETS OF DISCONTINUED OPERATIONS	1,909,434	14,017,118	—	15,926,552
DEFERRED INCOME TAXES	—	701,403	—	701,403
OTHER ASSETS:
Real estate held for future development or sale	853,109	—	—	853,109
Intangible assets, net	2,832,286	(437,123)	—	2,395,163
Goodwill	6,354,002	—	—	6,354,002
Other assets	2,665,355	(93,778)	—	2,571,577

Total assets	$43,644,656	$701,403	$—	$44,346,059

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Trade and subcontractors payables	$851,633	$(10,250)	$—	$841,383
Accrued expenses	1,388,229	(131,092)	—	1,257,137
Deferred revenue	601,347	—	—	601,347
Billings in excess of costs and earnings	28,215	—	—	28,215
Liabilities of discontinued operations	175,541	371,944	—	547,485
Short-term debt and current maturities of long-term debt	526,287	(230,602)	—	295,685

Total current liabilities	3,571,252	—	—	3,571,252
DEFERRED INCOME TAXES	2,246,919	(2,246,919)	—	—
LIABILITIES OF DISCONTINUED OPERATIONS	3,370,826	13,810,987	—	17,181,813
OTHER LIABILITIES	824,877	—	—	824,877
MORTGAGE NOTES PAYABLE, less current maturities	15,092,252	(10,862,665)	—	4,229,587
OTHER LONG-TERM DEBT, less current maturities	1,000,000	—	—	1,000,000

Total liabilities	26,106,126	701,403	—	26,807,529
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY:
Common stock	3,917,778	—	—	3,917,778
Additional paid-in capital	6,026,101	—	—	6,026,101
Retained earnings	8,569,451	—	—	8,569,451
Treasury stock (common shares)	(974,800)	—	—	(974,800)

Total shareholders’ equity	17,538,530	—	—	17,538,530

Total liabilities and shareholders’ equity	$43,644,656	$701,403	$—	$44,346,059

	For the Year Ended April 30, 2010
			As Recast for
		Adjustments for	Discontinued
	As Originally	Discontinued	Operations
	Reported	Operations	(Note 19)
Consolidated statement of operations
REVENUES:
Building Performance Efficiency (“BPE”)	$18,171,536	$—	$18,171,536
Other (formerly “Real Estate”)	2,727,565	(2,337,571)	389,994

	20,899,101	(2,337,571)	18,561,530

COST OF REVENUES:
BPE	12,300,803	—	12,300,803
Other (formerly “Real Estate”)	1,862,609	(1,115,690)	746,919

	14,163,412	(1,115,690)	13,047,722

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	9,797,862	(14,796)	9,783,066

OTHER (INCOME) AND EXPENSES:
Other income	(294,029)	(14,250)	(308,279)
Interest income	(12,507)	25	(12,482)
Interest expense	1,083,810	(681,706)	402,104

	777,274	(695,931)	81,343

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(3,839,447)	(511,154)	(4,350,601)
INCOME TAX EXPENSE (BENEFIT):
Current	13,309	—	13,309
Deferred	(1,479,522)	(286,073)	(1,765,595)

	(1,466,213)	(286,073)	(1,752,286)

LOSS FROM CONTINUING OPERATIONS	(2,373,234)	(225,081)	(2,598,315)

DISCONTINUED OPERATIONS:
(Loss) gain from discontinued operations, adjusted for applicable income tax benefit (expense)	(82,638)	225,081	142,443
Gain on disposition of income-producing properties, adjusted for applicable income tax expense	740,831	—	740,831

EARNINGS FROM DISCONTINUED OPERATIONS	658,193	225,081	883,274

NET LOSS	$(1,715,041)	$—	$(1,715,041)

NET (LOSS) EARNINGS PER SHARE:
From continuing operations — basic and diluted	$(0.64)	$(0.06)	$(0.70)
From discontinuing operations — basic and diluted	0.18	0.06	0.24

NET LOSS PER SHARE — BASIC AND DILUTED	$(0.46)	$—	$(0.46)

	For the Year Ended April 30, 2009
			As Recast for
		Adjustments for	Discontinued
	As Originally	Discontinued	Operations
	Reported	Operations	(Note 19)
Consolidated statement of operations
REVENUES:
Building Performance Efficiency (“BPE”)	$13,192,310	$—	$13,192,310
Other (formerly “Real Estate”)	2,791,571	(2,350,943)	440,628

	15,983,881	(2,350,943)	13,632,938

COST OF REVENUES:
BPE	8,562,024	—	8,562,024
Other (formerly “Real Estate”)	1,787,236	(1,037,120)	750,116

	10,349,260	(1,037,120)	9,312,140

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	9,898,010	(12,821)	9,885,189

OTHER (INCOME) AND EXPENSES:
Other income	(317,322)	(14,969)	(332,291)
Interest income	(107,180)	11,616	(95,564)
Interest expense	1,107,986	(695,545)	412,441
Loss on impairment of income-producing property	—	—	—

	683,484	(698,898)	(15,414)

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(4,946,873)	(602,104)	(5,548,977)
INCOME TAX BENEFIT:
Current	—	—	—
Deferred	(1,671,004)	(287,084)	(1,958,088)

	(1,671,004)	(287,084)	(1,958,088)

LOSS FROM CONTINUING OPERATIONS	(3,275,869)	(315,020)	(3,590,889)

DISCONTINUED OPERATIONS:
Loss from discontinued operations, adjusted for applicable income tax benefit	(1,311,581)	315,020	(996,561)

LOSS FROM DISCONTINUED OPERATIONS	(1,311,581)	315,020	(996,561)

NET LOSS	$(4,587,450)	$—	$(4,587,450)

NET LOSS PER SHARE:
From continuing operations — basic and diluted	$(0.88)	$(0.08)	$(0.96)
From discontinuing operations — basic and diluted	(0.35)	0.08	(0.27)

NET LOSS PER SHARE — BASIC AND DILUTED	$(1.23)	$—	$(1.23)

	As of April 30, 2010
			Reclassification
			Related to	As Recast for
			Discontinuance	Discontinued
		Adjustments for	of Real Estate	Operations and
	As Originally	Discontinued	Segment	Segment Change
	Reported	Operations	Reporting	(Note 19)
Consolidated statement of cash flows
Cash flows from operating activities:
Net loss	$(1,715,041)	$—	$—	$(1,715,041)
Adjustments to reconcile net loss to net cash used in operating activities:
Earnings from discontinued operations, net of tax	(658,193)	(225,081)	—	(883,274)
Loss on disposal of assets	1,378	—	—	1,378
Depreciation and amortization	1,377,176	(392,002)	—	985,174
Deferred tax benefit	(1,505,595)	(286,073)	—	(1,791,668)
Stock compensation expense	182,415	—	—	182,415
Adjustment to cash surrender value of life insurance	(62,442)	—	—	(62,442)
Straight-line rent	22,606	(249)	—	22,357
Provision for doubtful accounts, net	(9,188)	(29,009)	—	(38,197)
Changes in assets and liabilities:
Receivables	(1,331,631)	(25,737)	—	(1,357,368)
Costs and earnings in excess of billings	(306,179)	—	—	(306,179)
Other current and long-term assets	59,684	24,927	—	84,611
Trade and subcontractors payable	1,632,363	(8,634)	—	1,623,729
Accrued expenses and deferred revenue	151,538	(124,101)	—	27,437
Billings in excess of costs and earnings	24,885	—	—	24,885
Other liabilities	(2,900)	—	—	(2,900)

Net cash used in operating activities	(2,139,124)	(1,065,959)	—	(3,205,083)

Cash flows from investing activities:
Premiums paid on officers’ life insurance policies	(61,464)	—	—	(61,464)
Additions to income-producing properties	(228,006)	93,119	134,887	—
Additions to property and equipment	(122,308)	—	(134,887)	(257,195)
Additions to intangible assets	(511,992)	49,242	—	(462,750)
Proceeds from sale of property and equipment	2,000	—	—	2,000

Net cash used in investing activities	(921,770)	142,361	—	(779,409)

Cash flows from financing activities:
Long-term loan proceeds	982,000	—	—	982,000
Mortgage repayments	(343,215)	231,531	—	(111,684)
Debt repayments	(185,000)	—	—	(185,000)
Repurchase of common stock	(31,345)	—	—	(31,345)
Cash dividends paid to shareholders	(185,080)	—	—	(185,080)

Net cash provided by financing activities	237,360	231,531	—	468,891

DISCONTINUED OPERATIONS:
Operating activities	(13,319)	1,064,458	—	1,051,139
Investing activities	(1,021)	(140,860)	—	(141,881)
Financing activities	(59,611)	(231,531)	—	(291,142)

Net cash (used in) provided by discontinued operations	(73,951)	692,067	—	618,116

Net decrease in cash and cash equivalents	(2,897,485)	—	—	(2,897,485)
Cash at beginning of period	4,821,126	—	—	4,821,126

Cash at end of period	$1,923,641	$—	$—	$1,923,641

	As of April 30, 2009
			Reclassification
			Related to	As Recast for
			Discontinuance	Discontinued
		Adjustments for	of Real Estate	Operations and
	As Originally	Discontinued	Segment	Segment Change
	Reported	Operations	Reporting	(Note 19)
Consolidated statement of cash flows
Cash flows from operating activities:
Net loss	$(4,587,450)	$—	$—	$(4,587,450)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss from discontinued operations, net of tax	1,311,581	(315,020)	—	996,561
Loss on disposal of assets	9,683	—	—	9,683
Depreciation and amortization	1,453,882	(385,081)	—	1,068,801
Amortization of mortgage discount	(20,000)	—		(20,000)
Deferred tax benefit	(1,714,488)	(287,084)	—	(2,001,572)
Stock compensation expense	205,118	—	—	205,118
Adjustment to cash surrender value of life insurance	(66,633)	—	—	(66,633)
Straight-line rent	(28,778)	14,356	—	(14,422)
Provision for doubtful accounts, net	4,878	(6,041)	—	(1,163)
Changes in assets and liabilities:
Receivables	667,583	(8,030)	—	659,553
Costs and earnings in excess of billings	(133,196)	—	—	(133,196)
Other current and long-term assets	(327,463)	(14,944)	—	(342,407)
Trade and subcontractors payable	(137,777)	(490)	—	(138,267)
Accrued expenses and deferred revenue	(24,873)	33,090	—	8,217
Accrued incentive compensation	(494,000)	—		(494,000)
Billings in excess of costs and earnings	(34,344)	—	—	(34,344)
Other liabilities	(14,674)	2	—	(14,672)

Net cash used in operating activities	(3,930,951)	(969,242)	—	(4,900,193)

Cash flows from investing activities:
Acquisition, net of cash acquired	(902,657)	—		(902,657)
Premiums paid on officers’ life insurance policies	(56,000)	—	—	(56,000)
Release of restricted cash held in escrow	3,470,700	—		3,470,700
Purchase of held to maturity investments	(150,000)	—		(150,000)
Additions to income-producing properties	(189,831)	49,458	140,373	—
Additions to property and equipment	(166,166)	—	(140,373)	(306,539)
Additions to intangible assets	(358,160)	29,911	—	(328,249)

Net cash provided by investing activities	1,647,886	79,369	—	1,727,255

Cash flows from financing activities:
Mortgage repayments	(321,091)	217,708	—	(103,383)
Debt repayments	(280,875)	—	—	(280,875)
Repurchase of common stock	(135,507)	—	—	(135,507)
Cash dividends paid to shareholders	(501,259)	—	—	(501,259)

Net cash used in financing activities	(1,238,732)	217,708	—	(1,021,024)

DISCONTINUED OPERATIONS:
Operating activities	100,555	969,244	—	1,069,799
Investing activities	(109,538)	(79,371)	—	(188,909)
Financing activities	(31,041)	(217,708)	—	(248,749)

Net cash (used in) provided by discontinued operations	(40,024)	672,165	—	632,141

Net decrease in cash and cash equivalents	(3,561,821)	—	—	(3,561,821)
Cash at beginning of period	8,382,947	—	—	8,382,947

Cash at end of period	$4,821,126	$—	$—	$4,821,126

5. CONTRACTS IN PROGRESS
Assets and liabilities that are related to contracts in progress, including contracts receivable, are included in current assets and current liabilities, respectively, as they will be liquidated in the normal course of contract completion, which is expected to occur within one year. Amounts billed and costs and earnings recognized on contracts in progress at April 30 were:

	2010	2009

Costs and earnings in excess of billings:
Accumulated costs and earnings	$4,030,255	$2,129,684
Amounts billed	3,315,126	1,720,734

	$715,129	$408,950

Billings in excess of costs and earnings:
Amounts billed	$5,149,164	$2,574,827
Accumulated costs and earnings	5,096,064	2,546,612

	$53,100	$28,215

6. PROPERTY AND EQUIPMENT
The major components of property and equipment and their estimated useful lives at April 30 were as follows:

	Estimated
	useful lives	2010	2009

Land	N/A	$660,000	$660,000
Buildings and improvements	3-39 years	5,991,900	5,845,791
Equipment	3-10 years	1,296,278	1,661,297
Vehicles	3-5 years	344,562	296,783

		$8,292,740	$8,463,871
Less — accumulated depreciation		3,487,198	3,521,742

		$4,805,542	$4,942,129

Depreciation expense from continuing operations for the years ended April 30, 2010, and April 30, 2009, was $390,404 and $376,464, respectively. These amounts are included in selling, general, and administrative expenses on the accompanying consolidated statements of operations.
7. MORTGAGE NOTE PAYABLE AND LEASES
At April 30, 2010, the Company had one(1) remaining mortgage note associated with the corporate headquarters building. This property is pledged as collateral on the note. Exculpatory provisions of the mortgage note limit the Company’s liability for repayment to its interest in the property. Additionally, the mortgage note contains a provision that requires a Company subsidiary to maintain a net worth of at least $2 million. The subsidiary’s net worth was approximately $16.4 million as of April 30, 2010. The mortgage note contains no other financial covenants.
The Company leases a shopping center under a leaseback arrangement expiring in fiscal year 2013. The Company’s lease on that property contains exculpatory provisions that limit the Company’s liability for payment to its interest in the lease. The leaseback shopping center is subleased to the Kmart Corporation. The term of the Company’s lease either is the same as, or may be extended to correspond to, the term of the sublease.
All leases are operating leases. The leases with tenants in the Company’s corporate headquarters building require tenants to make fixed rental payments over a period of approximately five (5) years.

Base rental revenues recognized from tenants in the corporate headquarters building in fiscal years 2010 and 2009 were approximately $169,000 and $151,000, respectively. Base rental revenues recognized from the leaseback shopping center were approximately $255,000 in both fiscal years 2010 and 2009.
The approximate future minimum annual rental revenues from the corporate headquarters building and the leaseback center at April 30, 2010, were projected as follows:

Year ending April 30,	Owned	Leaseback

2011	$148,000	$255,000
2012	148,000	255,000
2013	148,000	149,000
2014	21,000	—
2015	—	—
Thereafter	—	—

Total	$465,000	$659,000

The expected future minimum principal and interest payments on the mortgage note payable for the corporate headquarters building at April 30, 2010, and the approximate future minimum rentals expected to be paid on the leaseback center, were as follows:

	Owned Income-Producing
	Properties		Leaseback
	Mortgage Payments		Center Rental
Year ending April 30,	Principal	Interest	Payments

2011	$120,591	$323,490	$105,203
2012	130,345	313,799	105,203
2013	3,977,651	76,846	61,368
2014	—	—	—
2015	—	—	—
Thereafter	—	—	—

Total	$4,228,587	$714,135	$271,774

As of April 30, 2010, the mortgage note payable was due on August 1, 2012, and bore interest at a rate of 7.75%. At April 30, 2010, the weighted average interest rate for all outstanding debt was 6.90%, including other long-term debt and credit facilities (see Note 9 “Other Long-Term Debt”).
Secured letter of credit
In conjunction with terms of the mortgage on the corporate headquarters building, the Company is required to provide for potential future tenant improvement costs and lease commissions with additional collateral in the form of a letter of credit in the amount of $300,000 from July 17, 2005, through July 16, 2008, and $450,000 from July 17, 2008, through August 1, 2012. The letter of credit is secured by a certificate of deposit, which is recorded on the accompanying consolidated balance sheets as a non-current other asset as of April 30, 2010, and 2009.

8. OTHER LONG-TERM DEBT
Other long-term debt at April 30 was as follows:

	2010	2009

Note payable bearing interest at 4.5%; principal and interest payments due in full at maturity; no maturity date; secured by related life insurance policy	$370,000	$—
Note payable bearing interest at 4.5%; principal and interest payments due in full at maturity; no maturity date; secured by related life insurance policy	200,000	—
Note payable bearing interest at 6.0%; principal and interest payments due in full at maturity in December 2011	412,000	—
Note payable, net of discount ($150,000 at April 30, 2010), bearing interest at the prime rate plus 1.5% (4.75% at April 30, 2010); interest only payments due monthly; matures December 18, 2011; secured by all general assets of a Company subsidiary	850,000	850,000
Note payable bearing interest at 6.8%; interest due annually on December 31, beginning December 31, 2004, and principal payments due annually in installments as defined in the agreement commencing on December 19, 2008; matures on December 19, 2010	150,000	235,000
Note payable bearing interest at 8.0%; interest due quarterly on a calendar year commencing on September 30, 2008, and principal payments due in full at maturity on June 6, 2009	—	100,000
Total other long-term debt	1,982,000	1,185,000
Less current maturities	150,000	185,000

Total other long-term debt, less current maturities	$1,832,000	$1,000,000

The future minimum principal payments due on other long-term debt are as follows:

Fiscal Year Ending April 30,
2011	$150,000
2012	1,262,000
2013	—
2014	—
2015	—
Thereafter	570,000

Total	$1,982,000

The other long-term debt obligations have no financial or non-financial covenants.

9. FAIR VALUE OF FINANCIAL INSTRUMENTS
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
The Company has a certificate of deposit (“CD”) in the amount of $450,000 as of April 30, 2010, which is included within “Other assets” in the Company’s consolidated balance sheet. This CD secures a letter of credit, which is required by the terms of the mortgage on the Company’s owned corporate headquarters building. Based on the rates currently available on certificates of deposit with similar terms, the CD’s carrying amount approximates its fair value as of April 30, 2010. See Note 7 “Mortgage Notes Payable and Leases” for more information.
Based on the borrowing rates currently available for mortgage notes with similar terms and average maturities, the carrying value of the mortgage notes payable is a reasonable estimate of fair value. The fair value of mortgage notes payable was $4,368,245 and $4,340,273 as of April 30, 2010, and April 30, 2009, respectively. Based on the borrowing rates currently available for bank loans with similar terms and average maturities, the carrying value of the other debt is considered a reasonable estimate of fair value. The fair value of other debt was $1,950,109 and $1,123,744 as of April 30, 2010, and April 30, 2009, respectively.

10. INCOME TAXES
The expense (benefit) for income taxes from continuing operations consists of the following:

	Current	Deferred	Total

Year ended April 30, 2010
Federal	$—	$(1,486,321)	$(1,486,321)
State and local	13,309	(109,036)	(95,727)

	$13,309	$(1,595,357)	$(1,582,048)

Year ended April 30, 2009
Federal	$—	$(1,893,193)	$(1,893,193)
State and local	—	364,568	364,568

	$—	$(1,528,625)	$(1,528,625)

Total income tax benefits from continuing operations recognized in the consolidated statements of operations differs from the amounts computed by applying the federal income tax rate of 34% to pretax loss, as a result of the following:

	2010	2009

Computed “expected” benefit	$(1,479,204)	$(1,886,652)
State and local income taxes	(265,038)	63,579
Permanent items	(8,803)	(6,638)
State net operating loss adjustment	—	(127,775)
Valuation Allowance	170,238	429,463
Other	759	(602)

	$(1,582,048)	$(1,528,625)

The tax effects of the temporary differences that gave rise to the significant portions of the deferred income tax assets and deferred income tax liabilities at April 30 are presented below:

	2010	2009

Deferred income tax assets:
Items not currently deductible for tax purposes:
Net operating loss carryforwards, federal and state, and credits (1)	$3,898,970	$3,088,066
Valuation allowance	(750,214)	(665,561)
Property and equipment, principally because of differences in capitalized interest	54,118	53,981
Capitalized costs	38,116	41,823
Bad debt reserves	30,005	45,492
Deferred compensation plan expenses	369,423	281,754
Equity-based compensation expenses	223,107	152,283
Compensated absences	52,354	46,048
Other accrued expenses	318,266	393,241
Other	54,197	90,816

Gross deferred income tax assets	4,288,342	3,527,943

Deferred income tax liabilities:
Property and equipment, principally because of differences in depreciation and capitalized interest	(441,552)	(581,060)
Intangible assets, principally because of differences in amortization	(870,182)	(740,925)
Gain on real estate sales structured as tax-deferred like-kind exchanges	(1,363,186)	(1,359,749)
Other	(92,954)	(49,161)

Gross deferred income tax liability	(2,767,874)	(2,730,895)

Net deferred income tax asset of continuing operations	$1,520,468	$797,048
Net deferred income tax liability of discontinued operations (Note 4)	(2,921,667)	(3,136,445)

Total net deferred income tax liability	$(1,401,199)	$(2,339,397)

(1)	The federal NOL carryforwards and all significant state NOL carryforwards expire between the fiscal years 2024 and 2030.
The valuation allowance against deferred tax assets at April 30, 2010, and April 30, 2009, was $750,214 and $665,561, respectively. The valuation allowance reduces tax deferred tax assets to an amount that represents management’s best estimate of the amount of such deferred tax assets that most likely will be realized.
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

13. NET (LOSS) EARNINGS PER SHARE
Earnings per share are calculated in accordance with GAAP, which requires dual presentation of basic and diluted earnings per share on the face of the statement of operations for all entities with complex capital structures. Basic and diluted weighted average share differences, if any, result solely from dilutive common stock options, restricted stock, SARs and stock warrants. Basic earnings (loss) per share are computed by dividing net earnings (loss) by the weighted average shares outstanding during the reporting period. Potential dilutive common shares are calculated in accordance with the treasury stock method, which assumes that the proceeds from the exercise of all stock options, restricted stock, SARs and stock warrants would be used to repurchase common shares at the average market value. The number of shares remaining after the exercise proceeds were exhausted represents the potentially dilutive effect of the stock options, restricted stock, SARs and stock warrants. The dilutive effect on the number of common shares would have been 10,337 in 2010 and 54,832 in 2009. Because the Company had losses from continuing operations for all periods presented, all stock equivalents were anti-dilutive during these periods, and therefore, are excluded when determining the diluted weighted average number of shares outstanding.
The following tables set forth the computations of basic and diluted net earnings (loss) per share:

	For the year Ended April 30, 2010
	Earnings (loss)	Shares	Per Share Amount

Basic EPS — loss per share from continuing operations	$(2,768,553)	3,685,834	$(0.75)
Basic EPS — earnings per share from discontinued operations	883,274	3,685,834	0.24
Effect of dilutive securities	—	—	—

Diluted EPS — loss per share	$(1,885,279)	3,685,834	$(0.51)

	For the Year Ended April 30, 2009
	Loss	Shares	Per Share Amount

Basic EPS — loss per share from continuing operations	$(4,020,352)	3,716,700	$(1.08)
Basic EPS — loss per share from discontinued operations	(996,561)	3,716,700	(0.27)
Effect of dilutive securities	—	—	—

Diluted EPS — loss per share	$(5,016,913)	3,716,700	$(1.35)

14. SEGMENT REPORTING
In recent years the Company disposed of the vast majority of its real estate holdings, selling its last owned income-producing property, other than its corporate headquarters facility, in December 2010 (see Note 4 “Discontinued Operations” for more information). As a result, during the third quarter of fiscal 2011, following authoritative guidance in ASC 280, Segment Reporting, the Company performed a reassessment of the applicable quantitative and qualitative thresholds for segment reporting and determined that the BPE Segment is the Company’s only reportable segment. The Company identified this reportable segment based on internal management reporting and management decision-making responsibilities.
The BPE Segment assists its customer base of multi-site owners and operators of corporate, commercial office, hospitality, gaming, retail, education, light industrial, government, institutional, and health care buildings, as well as energy services companies and public and investor-owned utilities, in improving facility operating performance, reducing energy consumption, and lowering ownership and operating costs, while improving the level of service and comfort for building occupants, through its: (1) energy efficiency engineering and analytical consulting services, including energy surveys and audits, facility studies, retro-commissioning services, utility monitoring services, building qualification for ENERGY STAR ® and LEED® certifications, HVAC retrofit design, and energy simulations and modeling; (2) facility management software programs, including its iTendant platform using Web and wireless technologies; (3) energy saving lighting programs and energy related services and infrastructure upgrade projects that reduce energy consumption and operating costs; and (4) comprehensive technology-enabled real-time demand response programs (automatic, semi-automatic and manual) and services through the Company’s new Fifth Fuel Management™ platform, including two-way, fast and secure communication and tracking; retro-commissioning of existing systems; customized site training; and step-by-step processes for optimized demand response participation. The primary geographic focus for the BPE Segment is the continental United States.

The BPE Segment is managed separately and maintains separate personnel, except for accounting, human resources, information technology, and some clerical shared services. Management evaluates and monitors the performance of the segment based primarily on the consistency with the Company’s long-term strategic objectives. The significant accounting policies utilized by the BPE Segment are the same as those summarized in Note 2 “Summary of Significant Accounting Policies.”
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

	2010	2009
Customer 1	27%	16%
The table below shows selected financial data on an operating segment basis, including intersegment revenues, costs and expenses. Information previously reported as “Real Estate” and “Parent” is now combined in “Corporate.”
BPE Segment assets are those that are used in the operation of the segment, including receivables due from Corporate, if any. Corporate’s assets primarily consist of its investments in subsidiaries, the corporate headquarters building and related assets, cash and cash equivalents, the cash surrender value of life insurance, assets related to deferred compensation plans, and assets from discontinued operations.

For the Year Ended
April 30, 2010	BPE	Corporate (1)	Eliminations	Consolidated

Revenues from unaffiliated customers
BPE Segment services and products:
Energy savings projects	$11,051,059			$11,051,059
Lighting products	1,932,521			1,932,521
Energy management services	1,801,271			1,801,271
Fifth fuel management services	28,000			28,000
Productivity software	3,358,685			3,358,685

Total revenues from unaffiliated customers	$18,171,536	$389,994	$—	$18,561,530
Intersegment revenue	223,799	301,702	(525,501)	—

Total revenues from continuing operations	$18,395,335	$691,696	$(525,501)	$18,561,530

Loss from continuing operations before income taxes	$(998,225)	$(3,279,661)	$(72,715)	$(4,350,601)

Segment assets	$14,715,108	$43,535,833	$(17,298,669)	$40,952,272

Goodwill	$6,354,002	$—	$—	$6,354,002

Interest expenses	$82,044	$339,393	$(19,333)	$402,104

Depreciation and amortization	$702,424	$282,750	$—	$985,174

Capital expenditures (2)	$93,270	$163,925	$—	$257,195

For the Year Ended
April 30, 2009	BPE	Corporate (1)	Eliminations	Consolidated

Revenues from unaffiliated customers
BPE Segment services and products:
Energy savings projects	$5,533,925			$5,533,925
Lighting products	1,664,855			1,664,855
Energy management services	2,319,433			2,319,433
Fifth fuel management services	—			—
Productivity software	3,674,097			3,674,097

Total revenues from unaffiliated customers	$13,192,310	$440,628	$—	$13,632,938
Intersegment revenue	20,362	303,317	(323,679)	—

Total revenues from continuing operations	$13,212,672	$743,945	$(323,679)	$13,632,938

Loss from continuing operations before income taxes	$(2,310,134)	$(3,224,281)	$(14,562)	$(5,548,977)

Segment assets	$14,118,447	$49,420,882	$(19,622,733)	$43,916,596

Goodwill	$6,354,002	$—	$—	$6,354,002

Interest expenses	$93,717	$348,536	$(29,812)	$412,441

Depreciation and amortization	$822,459	$246,342	$—	$1,068,801

Capital expenditures (2)	$55,306	$251,233	$—	$306,539

(1)	The Corporate net loss in each period is derived from corporate headquarters activities, which consist primarily of the following: rental revenues from tenants in the Company’s corporate headquarters building and related rental and operating costs, salaries and benefits of Corporate Headquarters executive officers and staff, equity-based compensation expenses, depreciation and amortization expenses, and costs related to the Company’s status as a publicly-held company, which include, among other items, legal fees, non-employee directors’ fees, consulting expenses, investor relations expenses, corporate audit and tax fees, Nasdaq listing fees, and other Securities & Exchange Commission (“SEC”) and Sarbanes-Oxley compliance and financial reporting costs. All relevant costs related to the business operations of the Company’s BPE Segment are either paid directly by BPE or are allocated to BPE by the Corporate Headquarters. The allocation method is dependent on the nature of each expense item. Allocated expenses include, among other items, accounting services, information technology services, insurance costs, and audit and tax preparation fees.

(2)	Includes property and equipment expenditures only.
15. ACQUISITIONS
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
The following table summarizes what the results of operations of the Company would have been on a pro forma basis for fiscal year 2009, if the acquisition had occurred prior to the beginning of the period. These results do not purport to represent what the results of operations for the Company actually would have been or to be indicative of the future results of operations of the Company (unaudited, in thousands, except for per share amounts).

Fiscal Year Ended
April 30, 2009
Revenues	$13,831
Loss from continuing operations	$(4,022)
Loss from discontinued operations	$(997)
Net loss	$(5,018)

Loss per share from continuing operations — basic and diluted	$(1.08)
Loss per share from discontinued operations — basic and diluted	$(0.27)
Net loss per share — basic and diluted	$(1.35)

16. GOODWILL AND OTHER INTANGIBLE ASSETS
The gross carrying amounts and accumulated amortization for all of the Company’s intangible assets are as follows:

	April 30, 2010
	Gross Carrying	Accumulated
	Amount	Amortization
Intangible assets, subject to amortization:
BPE proprietary technology solutions	$4,096,802	$2,827,071
Acquired computer software	676,837	493,885
Real estate lease costs	49,170	19,459
Customer relationships	404,632	286,433
Deferred loan costs	122,686	95,082
Non-compete agreements	63,323	60,684
Tradename	61,299	7,834
Other	44,882	42,016

	$5,519,631	$3,832,464

Intangible assets and goodwill, not subject to amortization:
Trademark	$708,707

Goodwill	$6,354,002

	April 30, 2009
	Gross Carrying	Accumulated
	Amount	Amortization
Intangible assets, subject to amortization:
BPE proprietary technology solutions	$3,689,695	$2,340,980
Acquired computer software	466,589	458,883
Real estate lease costs	49,170	9,972
Customer relationships	404,632	252,216
Deferred loan costs	122,686	82,813
Non-compete agreements	63,323	29,023
Tradename	61,299	3,746
Other	45,844	39,149

	$4,903,238	$3,216,782

Intangible assets and goodwill, not subject to amortization:
Trademark	$708,707

Goodwill	$6,354,002

Aggregate amortization expense for all amortizable intangible assets:
For the year ended April 30, 2010	$594,770
For the year ended April 30, 2009	688,025

Estimated future amortization expenses for all amortized intangible assets for the fiscal years ended:
2011	$589,679
2012	450,674
2013	302,627
2014	210,217
2015	93,075
Thereafter	40,895

$1,687,167

The Company capitalized $406,143 and $266,229 for the development of proprietary technology solutions in fiscal years 2010 and 2009, respectively.
17. RELATED PARTIES
The Company recognized approximately $958,000 in revenue for the year ended April 30, 2010, from an affiliate of a member of the Board of Directors associated with a contract for energy savings projects. The related accounts receivable and costs and earnings in excess of billings as of April 30, 2010, were $238,000 and $290,000, respectively.
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
19. RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS
The need to restate the financial statements resulted from an error in the application of ASC 740, Accounting for Income Taxes, related to the recoverability of deferred tax assets, which was discovered in March 2011 in connection with the performance of the third quarter 2011 review. During the third quarter of fiscal 2011, the Company moved from a consolidated net deferred tax liability position into a consolidated net deferred tax asset position, which highlighted a potential recoverability issue related to its deferred tax assets. Accordingly, the Company performed an analysis of recoverability by weighing all positive evidence of recovery against all negative evidence of recovery. Because the Company was in a three-year cumulative book loss position, it was determined that the future earnings projections of the Company over the relatively long net operating loss carryforward period did not represent objectively verifiable positive evidence of recovery, and that the recent historical results were objectively verifiable negative evidence.
The Company determined that it had no exposure to non-recoverability at the federal jurisdiction level due to adequate future taxable income offsetting federal net operating losses through the form of deferred tax liabilities. The exposure to non-recoverability was determined to exist at the state jurisdiction level. As a result of this analysis, the Company recorded a full valuation allowance in the amount of $857,000 on its state deferred tax assets during the quarter ended January 31, 2011, as filed in the Company’s Form 10-Q for the period.
Upon further analysis during April 2011, the Company determined that it had actually entered into the three-year cumulative book loss position in the fourth quarter of fiscal year 2009. As a result, the Company should not have used future earnings projections to analyze recoverability since the fourth quarter of fiscal 2009. The result of this error is that the Company understated its deferred tax asset valuation allowance by approximately $600,000 and $429,000 as of April 30, 2010 and 2009, respectively. Additionally, the Company understated its net loss by approximately $170,000 and $429,000 for the fiscal years ended April 30, 2010 and 2009, respectively.

The results of the above are summarized in the tables below.

	As of and for the Year Ended April 30, 2010
	As Recast for
	Discontinued
	Operations and
	Segment
	Change (Note 4)	Adjustments	As Restated
Consolidated balance sheet accounts impacted by restatement:
Deferred income taxes	$401,215	$(41,118)	$360,097
Total current assets	8,766,908	(41,118)	8,725,790
Deferred income taxes (non-current)	1,718,954	(558,583)	1,160,371
Total assets	41,551,973	(599,701)	40,952,272
Retained earnings	6,669,330	(599,701)	6,069,629
Total shareholders’ equity	15,789,479	(599,701)	15,189,778
Total liabilities and shareholders’ equity	41,551,973	(599,701)	40,952,272

Consolidated statement of operations accounts impacted by restatement:
Income tax expense (benefit) — deferred	$(1,765,595)	$170,238	$(1,595,357)
Total income tax expense (benefit)	(1,752,286)	170,238	(1,582,048)
Loss from continuing operations	(2,598,315)	(170,238)	(2,768,553)
Net loss	(1,715,041)	(170,238)	(1,885,279)
Net loss per share from continuing operations	$(0.70)	$(0.05)	$(0.75)
Net earnings (loss) per share from discontinued operations	0.24	—	0.24
Net loss per share — basic and diluted	(0.46)	(0.05)	(0.51)
Consolidated statement of cash flows accounts impacted by restatement:
Net loss	$(1,715,041)	$(170,238)	$(1,885,279)
Deferred tax benefit	(1,791,668)	170,238	(1,621,430)

	As of and for the Year Ended April 30, 2009
	As Recast for
	Discontinued
	Operations and
	Segment
	Change (Note 4)	Adjustments	As Restated
Consolidated balance sheet accounts impacted by restatement:
Deferred income taxes	$525,108	$(57,061)	$468,047
Total current assets	10,602,124	(57,061)	10,545,063
Deferred income taxes (non-current)	701,403	(372,402)	329,001
Total assets	44,346,059	(429,463)	43,916,596
Retained earnings	8,569,451	(429,463)	8,139,988
Total shareholders’ equity	17,538,530	(429,463)	17,109,067
Total liabilities and shareholders’ equity	44,346,059	(429,463)	43,916,596

Consolidated statement of operations accounts impacted by restatement:
Income tax expense (benefit) — deferred	$(1,958,088)	$429,463	$(1,528,625)
Total income tax expense (benefit)	(1,958,088)	429,463	(1,528,625)
Loss from continuing operations	(3,590,889)	(429,463)	(4,020,352)
Net loss	(4,587,450)	(429,463)	(5,016,913)
Net loss per share from continuing operations	$(0.96)	$(0.12)	$(1.08)
Net loss per share from discontinued operations	(0.27)	—	(0.27)
Net loss per share — basic and diluted	(1.23)	(0.12)	(1.35)
Consolidated statement of cash flows accounts impacted by restatement:
Net loss	$(4,587,450)	$(429,463)	$(5,016,913)
Deferred tax benefit	(2,001,572)	429,463	(1,572,109)
Additionally, subsequent to the filing of the Form 10-K for the year ended April 30, 2010, the Company has included a disclosure associated with a BPE contract with a related party. See Note 17 “Related Parties” for more information.

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
ITEM 9A. CONTROLS AND PROCEDURES
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
In connection with the restatement of certain financial statements described in more detail elsewhere in this Amendment 1, related to the timing of recording a valuation allowance on the Company’s state deferred tax assets, management of the Company has re-evaluated the effectiveness of the Company’s disclosure controls and procedures as of April 30, 2010. As a result of that re-evaluation, the Chief Executive Officer and Chief Financial Officer have determined that, due to the material weakness in internal control over financial reporting described below, the Company’s disclosure controls and procedures were not effective as of such date. Additional information regarding the restatement is contained in Note 19 to the accompanying consolidated financial statements included in the filing.
Changes in Internal Control Over Financial Reporting
There was no change in the Company’s internal control over financial reporting that occurred during the period covered by this annual report on Form 10-K that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting; however, as described below, it is expected that changes in the Company’s internal control over financial reporting will be made that will materially affect, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
MANAGEMENT REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Management of Servidyne, Inc. and subsidiaries (the “Company”) is responsible for establishing and maintaining effective internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become ineffective because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate. Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, the risk.
The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of April 30, 2010. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on its assessment, management initially concluded that, as of April 30, 2010, the Company’s internal control over financial reporting was effective based on those criteria; however, as a result of the identification of the issue that caused the restatement described in Note 19 to the consolidated financial statements and management’s determination that there is a material weakness in the area of accounting for income taxes, as described below, the Chief Executive Officer and Chief Financial Officer have subsequently concluded that the Company’s internal controls over financial reporting were not effective as of April 30, 2010.
A material weakness in internal control over financial reporting is a deficiency, or a combination of deficiencies, such that there is a reasonable possibility that a material misstatement of a company’s financial statement will not be prevented or detected on a timely basis by the company’s internal controls. The restatement of the Company’s financial statements resulted from an error in the timing of recording a valuation allowance for its state deferred tax assets in accordance with ASC 740, Accounting for Income Taxes, related to the recoverability of the deferred tax assets, as more fully described in Note 19 to the consolidated financial statement included in this Amendment 1. Management believes that this error constitutes a material weakness in the design of the Company’s internal control over financial reporting in the area of accounting for income taxes and has begun to take the following steps to remediate the deficiency:
•	develop and implement additional procedures to increase the level of review, evaluation and validation of the Company’s valuation of deferred tax assets; and

•	increase the level of knowledge among Company employees in the area of accounting for income taxes.
In doing both of the above, the Company expect that it will be in a position to place less reliance on third-party tax professionals.
The management of the Company is committed to a strong internal control environment, and believe that, when fully implemented, these remediation actions will represent significant improvements. The remediation actions are not expected to result in material costs to the Company. Further, management anticipates completing this remediation effort before the 2011 Annual Report is filed in July 2011.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(A) The following documents are filed as part of this Amendment No. 1 to the Annual Report on Form 10-K/A:
         1. Financial Statements:

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets at April 30, 2010, and April 30, 2009
Consolidated Statements of Operations for the Years Ended April 30, 2010, and April 30, 2009
Consolidated Statements of Shareholders’ Equity for the Years Ended April 30, 2010, and April 30, 2009
Consolidated Statements of Cash Flows for the Years Ended April 30, 2010, and April 30, 2009
Notes to Consolidated Financial Statements
          3.Exhibits:

Exhibit No.	Exhibit Title
3.1	Amended and Restated Articles of Incorporation of Servidyne, Inc., dated September 22, 2008 (included as Exhibit 3.1 to the Company’s Form 8-K filed with the SEC on September 25, 2008 and incorporated herein by reference).

3.2	Amended and Restated Bylaws of Servidyne, Inc., dated November 28, 2007 (included as Exhibit 3(b) to the Company’s Form 8-K filed with the SEC on November 30, 2007 and incorporated herein by reference).

10.1	Directors Deferred Compensation Plan (included with the Company’s Form 10-K for the year ended April 30, 1991, File No. 0-10146, and incorporated herein by reference).#

10.2	2000 Stock Award Plan (included as Exhibit 4 to the Company’s Form S-8 filed with the SEC on September 29, 2000, File No. 333-46920, and incorporated herein by reference).#

10.3	Alan R. Abrams Split Dollar Life Insurance Agreement dated May 31, 2001 (included as Exhibit 10(i) to the Company’s Form 10-K for the year ended April 30, 2001 filed with the SEC on July 18, 2001, File No. 0-10146, and incorporated herein by reference).#

10.4	J. Andrew Abrams Split Dollar Life Insurance Agreement dated May 31, 2001 (included as Exhibit 10(j) to the Company’s Form 10-K for the year ended April 30, 2001 filed with the SEC on July 18, 2001, File No. 0-10146, and incorporated herein by reference).#

10.5	Summary Description of Annual Incentive Bonus Plan (included as Exhibit 10(i) to the Company’s Form 10-Q for the quarter ended October 31, 2005 filed with the SEC on December 15, 2005, File No. 0-10146, and incorporated herein by reference).#

10.6	Form of Stock Appreciation Rights Agreement (included as Exhibit 10(j) to the Company’s Form 10-K for the year ended April 30, 2006 filed with the SEC on July 31, 2006 and incorporated herein by reference).#

10.7	Form of Related Party Promissory Note (included as Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended October 31, 2010 filed with the SEC on December 15, 2010).

21.1	List of the Company’s Subsidiaries. *

23.1	Consent of Deloitte & Touche LLP.

31.1	Certification of the CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit No.	Exhibit Title
31.2	Certification of the CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

#	Management compensatory plan or arrangement.

*	Filed with the original filing of this annual report.
(B) The Company hereby files as exhibits to this Amendment No. 1 to its Annual Report on Form 10-K/A the exhibits set forth in Item 15(A)3 hereof.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to be signed on its behalf by the undersigned, thereunto duly authorized.

SERVIDYNE, INC.
Dated: June 2, 2011	By:	/s/ Alan R. Abrams
Alan R. Abrams
Chief Executive Officer

Dated: June 2, 2011		/s/ Rick A. Paternostro
Rick A. Paternostro
Chief Financial Officer