Form 10-Q/A
period 2010-07-31
SERVIDYNE, INC.
filed 2011-06-02
CIK 1923

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
Yes    ☑      No    ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S -T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
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
ITEM 4. CONTROLS AND PROCEDURES
PART II. OTHER INFORMATION
ITEM 6. EXHIBITS
SIGNATURES
EX-31.1
EX-31.2
EX-32.1
EX-32.2

Explanatory Note
Servidyne, Inc. is filing this Amendment No. 1 to the Company’s Quarterly Report on Form 10-Q/A for the quarter ended July 31, 2010, originally filed with the Securities and Exchange Commission (the “SEC”) on September 14, 2010 (the “Original Quarterly Report”), to restate and recast the Condensed Consolidated Balance Sheets as of July 31, 2010, and April 30, 2010, our Condensed Consolidated Statements of Operations for the three month periods ended July 31, 2010 and 2009, the Condensed Consolidated Statements of Cash Flows for the three month periods ended July 31, 2010 and 2009, and certain footnote disclosures thereto.
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
Upon further analysis during April 2011, the Company determined that it had actually entered into the three-year cumulative book loss position in the fourth quarter of fiscal year 2009. As a result, the Company should not have used future earnings projections to analyze recoverability since the fourth quarter of fiscal 2009. The result of this error is that the Company understated its deferred tax asset valuation allowance by approximately $763,000 and $600,000 as of July 31, 2010, and April 30, 2010, respectively. Additionally, the Company understated its net loss by approximately $163,000 and $71,000 for the fiscal quarters ended July 31, 2010 and 2009, respectively.
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
See Notes 6, 9, and 13 to the condensed consolidated financial statements for more information regarding the recasting and restatement.
The following sections have been amended from the Original Quarterly Report as a result of the recasting and restatement described above:
•	Part I — Item 1 — Financial Statements

•	Part I — Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

•	Part I — Item 4 — Controls and Procedures
Pursuant to the rules of the SEC, Item 6 of Part II has also been amended to include the currently dated certifications from the Company’s Chief Executive Officer and Chief Financial Officer as required by Sections 302 and 906. The certifications of the Company’s Chief Executive Officer and Chief Financial Officer are attached as Exhibits 31 and 32.
Except as set forth herein, the original filing of the quarterly report has not been amended. The original filing should be read in conjunction with this Amendment No. 1. To the extent not addressed herein or in the original filing, events occurring subsequent to the quarter ended July 31, 2010, have been or will be addressed in the Company’s filings with the SEC for subsequent periods.

SERVIDYNE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	July 31, 2010	April 30, 2010
	(Restated)	(Restated)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,797,486	$1,923,641
Receivables (Note 5):
Trade accounts and notes, net of allowance for doubtful accounts of $90,892 and $58,989, respectively	1,012,619	953,075
Contracts, net of allowance for doubtful accounts of $54,804 and $22,530, respectively, including retained amounts of $719,344 and $675,281, respectively (Note 11)	2,783,576	3,337,177
Costs and earnings in excess of billings (Note 11)	724,948	715,129
Assets of discontinued operations (Note 9)	133,665	188,827
Deferred income taxes (Note 13)	326,907	360,097
Other current assets	1,684,187	1,247,844

Total current assets	8,463,388	8,725,790

PROPERTY AND EQUIPMENT, net (Note 2)	4,737,797	4,805,542
ASSETS OF DISCONTINUED OPERATIONS (Note 9)	4,850,312	13,767,227
DEFERRED INCOME TAXES (Note 13)	407,090	1,160,371
OTHER ASSETS:
Real estate held for future development or sale	853,109	853,109
Intangible assets, net (Note 8)	2,291,057	2,395,874
Goodwill (Note 8)	6,354,002	6,354,002
Other assets	2,885,195	2,890,357

Total assets	$30,841,950	$40,952,272

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Trade and subcontractors payables	$1,113,249	$2,465,112
Accrued expenses	1,478,197	1,378,538
Deferred revenue	430,457	507,383
Billings in excess of costs and earnings	479,036	53,100
Liabilities of discontinued operations (Note 9)	180,576	520,308
Short-term debt and current maturities of long-term debt	272,944	270,592

Total current liabilities	3,954,459	5,195,033

LIABILITIES OF DISCONTINUED OPERATIONS (Note 9)	5,693,908	13,587,832
OTHER LIABILITIES	1,000,020	1,039,633
MORTGAGE NOTES PAYABLE, less current maturities	4,076,348	4,107,996
OTHER LONG-TERM DEBT, less current maturities	1,832,000	1,832,000

Total liabilities	16,556,735	25,762,494

COMMITMENTS AND CONTINGENCIES (Note 12)

SHAREHOLDERS’ EQUITY:
Common stock, $1 par value; 10,000,000 shares authorized; 3,919,673 issued and 3,676,283 outstanding at July 31, 2010; 3,919,773 issued and 3,676,383 outstanding at April 30, 2010	3,919,673	3,919,773
Additional paid-in capital	6,251,691	6,206,521
Retained earnings	5,119,996	6,069,629
Treasury stock (common shares) of 243,390 and 243,390, respectively	(1,006,145)	(1,006,145)

Total shareholders’ equity	14,285,215	15,189,778

Total liabilities and shareholders’ equity	$30,841,950	$40,952,272

See accompanying notes to condensed consolidated financial statements.

SERVIDYNE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	FIRST QUARTER ENDED
	JULY 31,
	2010	2009
	(Restated)	(Restated)
REVENUES:
Building Performance Efficiency (“BPE”) (Note 11)	$4,841,727	$3,873,108
Other	103,868	101,035

	4,945,595	3,974,143

COST OF REVENUES:
BPE	3,565,017	2,624,609
Other	174,306	184,504

	3,739,323	2,809,113

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	2,494,548	2,383,909

OTHER (INCOME) AND EXPENSES:
Other expense (income)	22,991	(12,902)
Interest income	(17)	(5,284)
Interest expense	108,990	100,057

	131,964	81,871

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(1,420,240)	(1,300,750)

INCOME TAX BENEFIT (Note 13)	(432,204)	(444,986)

LOSS FROM CONTINUING OPERATIONS	(988,036)	(855,764)

DISCONTINUED OPERATIONS (Note 9):
Earnings from discontinued operations, adjusted for applicable income tax (benefit) expense of ($8,615) and $27,153, respectively	24,369	78,873
Earnings on disposition of income-producing properties, adjusted for applicable income tax expense of $63,998 and $0, respectively	50,940	—

EARNINGS FROM DISCONTINUED OPERATIONS	75,309	78,873

NET LOSS	$(912,727)	$(776,891)

NET (LOSS) EARNINGS PER SHARE (Note 7):
From continuing operations — basic and diluted	$(0.27)	$(0.23)
From discontinued operations — basic and diluted	.02	.02

NET LOSS PER SHARE — BASIC AND DILUTED	$(0.25)	$(0.21)

WEIGHTED AVERAGE SHARES OUTSTANDING — BASIC AND DILUTED	3,676,367	3,691,294

See accompanying notes to condensed consolidated financial statements.

SERVIDYNE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	FIRST QUARTER ENDED
	JULY 31,
	2010	2009
	(Restated)	(Restated)
Cash flows from operating activities:
Net loss	$(912,727)	$(776,891)
Adjustments to reconcile net loss to net cash used in operating activities:
Earnings from discontinued operations, net of tax	(75,309)	(78,873)
Gain on disposal of assets	(1,385)	—
Depreciation and amortization	265,912	238,567
Deferred tax benefit (Note 13)	(428,054)	(444,986)
Stock compensation expense	45,074	50,298
Adjustment to cash surrender value of life insurance	(32,233)	(29,310)
Straight-line rent	1,053	(1,274)
Provision for doubtful accounts, net	64,177	(26,511)
Changes in assets and liabilities:
Receivables	429,880	(139,618)
Costs and earnings in excess of billings	(9,819)	(288,894)
Other current and long-term assets	(436,343)	(259,844)
Trade and subcontractors payable	(1,351,863)	58,888
Accrued expenses and deferred revenue	22,733	(286,905)
Billings in excess of costs and earnings	425,936	715,968
Other liabilities	(750)	1,400

Net cash used in operating activities	(1,993,718)	(1,267,985)

Cash flows from investing activities:
Premiums paid on officers’ life insurance policies	(2,521)	(5,464)
Additions to property and equipment	(28,175)	(143,570)
Additions to intangible assets	(69,244)	(64,377)
Proceeds from sale of property and equipment	5,454	—

Net cash used in investing activities	(94,486)	(213,411)

Cash flows from financing activities:
Mortgage repayments	(29,296)	(27,116)
Debt repayments	—	(100,000)
Cash dividends paid to shareholders	(36,910)	(74,788)

Net cash used in financing activities	(66,206)	(201,904)

DISCONTINUED OPERATIONS:
Operating activities	119,637	196,764
Investing activities	1,937,202	56,058
Financing activities	(28,584)	(66,345)

Net cash provided by discontinued operations	2,028,255	186,477

Net decrease in cash and cash equivalents	(126,155)	(1,496,823)
Cash at beginning of period	1,923,641	4,821,126

Cash at end of period	$1,797,486	$3,324,303

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
NOTE 2. UNAUDITED STATEMENTS
The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to such rules and regulations, although management believes that the accompanying disclosures are adequate to make the information presented not misleading. In the opinion of management, the accompanying financial statements contain all adjustments, consisting of normal recurring accruals, which are necessary for a fair statement of the results for the interim periods presented. These financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K/A for the year ended April 30, 2010. Results of operations for interim periods are not necessarily indicative of annual results.
The Company has made reclassifications related to certain income-producing properties that have been sold in accordance with the guidance now codified as Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 360-35, Property, Plant and Equipment (“ASC 360-35”). As a result of these sales, the Company’s financial statements have been prepared with the results of operations and cash flows of these disposed properties shown as discontinued operations, and the related assets and liabilities presented in the prior periods are currently reflected in discontinued operations on the balance sheets. In addition, the book value of the corporate headquarters building which was previously presented in “Income-Producing Properties, net” is now presented in “Property and Equipment, net” in the balance sheets.

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
The following table summarizes restricted stock activity for the quarter ended July 31, 2010:

	Number of	Weighted Average
	Shares of	Fair Value
	Restricted	per Share
	Stock	on Grant Date
Non-vested restricted stock at April 30, 2010	3,150	$2.99
Granted	—	—
Forfeited	(100)	2.12
Vested	(1,050)	4.76

Non-vested restricted stock at July 31, 2010	2,000	$2.11

NOTE 5. RECEIVABLES
All net contract and trade receivables are expected to be collected within one (1) year.
NOTE 6. SEGMENT REPORTING
In recent years the Company disposed of the vast majority of its real estate holdings, selling its last owned income-producing property, other than its corporate headquarters facility, in December 2010 (see Note 9 “Discontinued Operations” for more information). As a result, during the third quarter of fiscal 2011, following authoritative guidance in ASC 280, Segment Reporting, the Company performed a reassessment of the applicable quantitative and qualitative thresholds for segment reporting and determined that the BPE Segment is the Company’s only reportable segment. The Company identified this reportable segment based on internal management reporting and management decision-making responsibilities.

The table below shows selected financial data on an operating segment basis, including intersegment revenues, costs and expenses. Information previously reported as “Real Estate” and “Parent” is now combined in “Corporate.”

For the Quarter Ended July 31, 2010	BPE	Corporate (1)	Eliminations	Consolidated
Revenues from unaffiliated customers
BPE Segment services and products:
Energy savings projects	$3,018,592			$3,018,592
Lighting products	684,735			684,735
Energy management services	340,090			340,090
Fifth fuel management services	57,059			57,059
Productivity software	741,251			741,251

Total revenues from unaffiliated customers	$4,841,727	$103,868	$—	$4,945,595
Intersegment revenue	—	68,304	(68,304)	—

Total revenues from continuing operations	$4,841,727	$172,172	$(68,304)	$4,945,595

Loss from continuing operations before income taxes	$(601,376)	$(818,218)	$(646)	$(1,420,240)

For the Quarter Ended July 31, 2009	BPE	Corporate (1)	Eliminations	Consolidated
Revenues from unaffiliated customers
BPE Segment services and products:
Energy savings projects	$2,012,844			$2,012,844
Lighting products	456,450			456,450
Energy management services	563,800			563,800
Fifth fuel management services	—			—
Productivity software	840,014			840,014

Total revenues from unaffiliated customers	$3,873,108	$101,035	$—	$3,974,143
Intersegment revenue	141,545	69,868	(211,413)	—

Total revenues from continuing operations	$4,014,653	$170,903	$(211,413)	$3,974,143

Loss from continuing operations before income taxes	$(390,485)	$(894,825)	$(15,440)	$(1,300,750)

(1)	The “Corporate” net loss in each period was derived from corporate headquarters activities, which consist primarily of the following: rental revenues from tenants in the Company’s corporate headquarters building and related rental and operating costs, salaries and benefits of Corporate Headquarters executive officers and staff, equity-based compensation expenses, depreciation and amortization expenses, and costs related to the Company’s status as a publicly-held company, which include, among other items, legal fees, non-employee directors’ fees, consulting expenses, investor relations expenses, corporate audit and tax fees, Nasdaq listing fees, and other Securities & Exchange Commission (“SEC”) and Sarbanes-Oxley compliance and financial reporting costs. All relevant costs related to the business operations of the Company’s BPE Segment are either paid directly by BPE or are allocated to BPE by the Corporate Headquarters. The allocation method is dependent on the nature of each expense item. Allocated expenses include, among other items, accounting services, information technology services, insurance costs, and audit and tax preparation fees.

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

NOTE 8. GOODWILL AND OTHER INTANGIBLE ASSETS
The gross carrying amounts and accumulated amortization for the Company’s intangible assets as of July 31, 2010, and April 30, 2010, are as follows:

	July 31, 2010
	Gross Carrying	Accumulated
	Amount	Amortization
Intangible assets, subject to amortization:
Proprietary BPE technology solutions	$4,161,615	$2,969,160
Acquired computer software	681,032	506,235
Real estate lease costs	49,170	21,834
Customer relationships	404,632	295,764
Deferred loan costs	122,686	98,149
Non-compete agreements	63,323	63,323
Tradename	61,299	8,854
Other	44,882	42,970

	$5,588,639	$4,006,289

Intangible assets and goodwill, not subject to amortization:
Trademark	$708,707

Goodwill	$6,354,002

	April 30, 2010
	Gross Carrying	Accumulated
	Amount	Amortization
Intangible assets, subject to amortization:
Proprietary BPE technology solutions	$4,096,802	$2,827,071
Acquired computer software	676,837	493,885
Real estate lease costs	49,170	19,459
Customer relationships	404,632	286,433
Deferred loan costs	122,686	95,082
Non-compete agreements	63,323	60,684
Tradename	61,299	7,834
Other	44,882	42,016

	$5,519,631	$3,832,464

Intangible assets and goodwill, not subject to amortization:
Trademark	$708,707

Goodwill	$6,354,002

Aggregate amortization expense for all amortizable intangible assets:
For the quarter ended July 31, 2010	$174,062
For the quarter ended July 31, 2009	144,643

Estimated future amortization expenses for all amortized intangible assets for the fiscal years ended:
Remainder of 2011	$294,176
2012	467,720
2013	319,674
2014	223,608
2015	178,453
2016	69,776
Thereafter	28,943

$1,582,350

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

	First Quarter Ended
	July 31,
	2010	2009

Rental revenues	$296,159	$655,060
Rental property operating expenses, including depreciation	280,405	549,034

Operating earnings from discontinued operations	15,754	106,026
Income tax benefit (expense)	8,615	(27,153)

Operating earnings from discontinued operations, net of tax	24,369	78,873

Gain on disposition of income-producing properties	114,938	—
Income tax expense	(63,998)	—

Gain on disposition of income-producing properties, net of tax	50,940	—

Earnings from discontinued operations, net of tax	$75,309	$78,873

The following tables reflect the effects of the adjustments on the Company’s condensed consolidated financial statements when compared to the original filing of this Form 10-Q as a result of recasting the discontinued operations and the discontinuance of the former Real Estate Segment. The effects of the dispositions of the Company’s owned office building in Newnan, Georgia, and its owned shopping center in Jacksonville, Florida, are included in the “As Originally Reported” amounts as of and for the period ended July 31, 2010, as of the period ended April 30, 2010, and for the period ended July 31, 2009. The recasted amounts in the following tables are carried forward to Note 13 “Restatement of Condensed Consolidated Financial Statements,” which presents the effects of the correction of the error associated with the valuation allowance on deferred income taxes.

	As of July 31, 2010
			Reclassification
			Related to	As Recast for
			Discontinuance	Discontinued
		Adjustments for	of Real Estate	Operations and
	As Originally	Discontinued	Segment	Segment Change
	Reported	Operations	Reporting	(Note 13)
Consolidated balance sheet
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,797,486	$—	$—	$1,797,486
Receivables:
Trade accounts and notes, net of allowance for doubtful accounts	1,043,748	(31,129)	—	1,012,619
Contracts, net of allowance for doubtful accounts	2,783,576	—	—	2,783,576
Costs and earnings in excess of billings	724,948	—	—	724,948
Assets of discontinued operations	67,880	65,785	—	133,665
Deferred income taxes	375,604	(11,739)	—	363,865
Other current assets	1,707,104	(22,917)	—	1,684,187

Total current assets	8,500,346	—	—	8,500,346
INCOME-PRODUCING PROPERTIES, net	8,638,902	(4,552,503)	(4,086,399)	—
PROPERTY AND EQUIPMENT, net	651,398	—	4,086,399	4,737,797
ASSETS OF DISCONTINUED OPERATIONS	—	4,850,312	—	4,850,312
DEFERRED INCOME TAXES	—	1,132,817	—	1,132,817
OTHER ASSETS:
Real estate held for sale	853,109	—	—	853,109
Intangible assets, net	2,570,670	(279,613)	—	2,291,057
Goodwill	6,354,002	—	—	6,354,002
Other assets	2,903,391	(18,196)	—	2,885,195

Total assets	$30,471,818	$1,132,817	$—	$31,604,635

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Trade and subcontractors payables	$1,113,249	$—	$—	$1,113,249
Accrued expenses	1,580,905	(102,708)	—	1,478,197
Deferred revenue	430,457	—	—	430,457
Billings in excess of costs and earnings	479,036	—	—	479,036
Liabilities of discontinued operations	26,024	154,552	—	180,576
Short-term debt and current maturities of long-term debt	324,788	(51,844)	—	272,944

Total current liabilities	3,954,459	—	—	3,954,459
DEFERRED INCOME TAXES	641,547	(641,547)	—	—
LIABILITIES OF DISCONTINUED OPERATIONS	—	5,693,908	—	5,693,908
OTHER LIABILITIES	1,000,020	—	—	1,000,020
MORTGAGE NOTES PAYABLE, less current maturities	7,995,892	(3,919,544)	—	4,076,348
OTHER LONG-TERM DEBT, less current maturities	1,832,000	—	—	1,832,000

Total liabilities	15,423,918	1,132,817	—	16,556,735
COMMITMENTS AND CONTINGENCIES SHAREHOLDERS’ EQUITY:
Common stock	3,919,673	—	—	3,919,673
Additional paid-in capital	6,251,691	—	—	6,251,691
Retained earnings	5,882,681	—	—	5,882,681
Treasury stock (common shares)	(1,006,145)	—	—	(1,006,145)

Total shareholders’ equity	15,047,900	—	—	15,047,900

Total liabilities and shareholders’ equity	$30,471,818	$1,132,817	$—	$31,604,635

	As of April 30, 2010
			Reclassification
			Related to	As Recast for
			Discontinuance	Discontinued
		Adjustments for	of Real Estate	Operations and
	As Originally	Discontinued	Segment	Segment Change
	Reported	Operations	Reporting	(Note 13)
Consolidated balance sheet
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,923,641	$—	$—	$1,923,641
Receivables:
Trade accounts and notes, net of allowance for doubtful accounts	973,442	(20,367)	—	953,075
Contracts, net of allowance for doubtful accounts	3,337,177	—	—	3,337,177
Costs and earnings in excess of billings	715,129	—	—	715,129
Assets of discontinued operations	150,970	37,857	—	188,827
Deferred income taxes	401,223	(8)	—	401,215
Other current assets	1,265,326	(17,482)	—	1,247,844

Total current assets	8,766,908	—	—	8,766,908
INCOME-PRODUCING PROPERTIES, net	8,701,893	(4,578,796)	(4,123,097)	—
PROPERTY AND EQUIPMENT, net	682,445	—	4,123,097	4,805,542
ASSETS OF DISCONTINUED OPERATIONS	8,881,447	4,885,780	—	13,767,227
DEFERRED INCOME TAXES	6,666	1,712,288	—	1,718,954
OTHER ASSETS:
Real estate held for sale	853,109	—	—	853,109
Intangible assets, net	2,684,057	(288,183)	—	2,395,874
Goodwill	6,354,002	—	—	6,354,002
Other assets	2,909,158	(18,801)	—	2,890,357

Total assets	$39,839,685	$1,712,288	$—	$41,551,973

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Trade and subcontractors payables	$2,465,112	$—	$—	$2,465,112
Accrued expenses	1,429,321	(50,783)	—	1,378,538
Deferred revenue	507,383	—	—	507,383
Billings in excess of costs and earnings	53,100	—	—	53,100
Liabilities of discontinued operations	417,681	102,627	—	520,308
Short-term debt and current maturities of long-term debt	322,436	(51,844)	—	270,592

Total current liabilities	5,195,033	—	—	5,195,033
LIABILITIES OF DISCONTINUED OPERATIONS	7,943,165	5,644,667	—	13,587,832
OTHER LIABILITIES	1,039,633	—	—	1,039,633
MORTGAGE NOTES PAYABLE, less current maturities	8,040,375	(3,932,379)	—	4,107,996
OTHER LONG-TERM DEBT, less current maturities	1,832,000	—	—	1,832,000

Total liabilities	24,050,206	1,712,288	—	25,762,494
COMMITMENTS AND CONTINGENCIES SHAREHOLDERS’ EQUITY:
Common stock	3,919,773	—	—	3,919,773
Additional paid-in capital	6,206,521	—	—	6,206,521
Retained earnings	6,669,330	—	—	6,669,330
Treasury stock (common shares)	(1,006,145)	—	—	(1,006,145)

Total shareholders’ equity	15,789,479	—	—	15,789,479

Total liabilities and shareholders’ equity	$39,839,685	$1,712,288	$—	$41,551,973

	First Quarter Ended July 31, 2010
			As Recast for
		Adjustments for	Discontinued
	As Originally	Discontinued	Operations
	Reported	Operations	(Note 13)
Consolidated statement of operations
REVENUES:
Building Performance Efficiency (“BPE”)	$4,841,727	$—	$4,841,727
Other (formerly “Real Estate”)	249,467	(145,599)	103,868

	5,091,194	(145,599)	4,945,595

COST OF REVENUES:
BPE	3,565,017	—	3,565,017
Other (formerly “Real Estate”)	250,996	(76,690)	174,306

	3,816,013	(76,690)	3,739,323

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	2,496,444	(1,896)	2,494,548

OTHER (INCOME) AND EXPENSES:
Other income	26,632	(3,641)	22,991
Interest income	(17)	—	(17)
Interest expense	171,968	(62,978)	108,990

	198,583	(66,619)	131,964

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(1,419,846)	(394)	(1,420,240)
INCOME TAX BENEFIT	(609,640)	14,452	(595,188)

LOSS FROM CONTINUING OPERATIONS	(810,206)	(14,846)	(825,052)

DISCONTINUED OPERATIONS:
Earnings from discontinued operations, adjusted for applicable income tax benefit	9,523	14,846	24,369
Gain on disposition of income-producing properties, adjusted for applicable income tax expense	50,940	—	50,940

EARNINGS FROM DISCONTINUED OPERATIONS	60,463	14,846	75,309

NET LOSS	$(749,743)	$—	$(749,743)

NET (LOSS) EARNINGS PER SHARE:
From continuing operations — basic and diluted	$(0.22)	$—	$(0.22)
From discontinuing operations — basic and diluted	0.02	—	.02

NET LOSS PER SHARE — BASIC AND DILUTED	$(0.20)	$—	$(0.20)

	First Quarter Ended July 31, 2009
			As Recast for
		Adjustments for	Discontinued
	As Originally	Discontinued	Operations
	Reported	Operations	(Note 13)
Consolidated statement of operations
REVENUES:
BPE	$3,873,108	$—	$3,873,108
Other (formerly “Real Estate”)	242,307	(141,272)	101,035

	4,115,415	(141,272)	3,974,143

COST OF REVENUES:
BPE	2,624,609	—	2,624,609
Other (formerly “Real Estate”)	270,485	(85,981)	184,504

	2,895,094	(85,981)	2,809,113

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	2,385,760	(1,851)	2,383,909

OTHER (INCOME) AND EXPENSES:
Other income	(10,264)	(2,638)	(12,902)
Interest income	(5,284)	—	(5,284)
Interest expense	163,810	(63,753)	100,057

	148,262	(66,391)	81,871

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(1,313,701)	12,951	(1,300,750)
INCOME TAX BENEFIT	(533,321)	17,030	(516,291)

LOSS FROM CONTINUING OPERATIONS	(780,380)	(4,079)	(784,459)

DISCONTINUED OPERATIONS:
Earnings from discontinued operations, adjusted for applicable income tax expense	74,794	4,079	78,873

EARNINGS FROM DISCONTINUED OPERATIONS	74,794	4,079	78,873

NET LOSS	$(705,586)	$—	$(705,586)

NET (LOSS) EARNINGS PER SHARE:
From continuing operations — basic and diluted	$(0.21)	$—	$(0.21)
From discontinuing operations — basic and diluted	0.02	—	.02

NET LOSS PER SHARE — BASIC AND DILUTED	$(0.19)	$—	$(0.19)

	First Quarter Ended July 31, 2010
			Reclassification
			Related to	As Recast for
			Discontinuance	Discontinued
		Adjustments for	of Real Estate	Operations and
	As Originally	Discontinued	Segment	Segment Change
	Reported	Operations	Reporting	(Note 13)
Consolidated statement of cash flows
Cash flows from operating activities:
Net loss	$(749,743)	$—	$—	$(749,743)
Adjustments to reconcile net loss to net cash used in operating activities:
Earnings from discontinued operations, net of tax	(60,463)	(14,846)	—	(75,309)
Gain on disposal of assets	(1,385)	—	—	(1,385)
Depreciation and amortization	301,496	(35,584)	—	265,912
Deferred tax benefit	(605,390)	14,352	—	(591,038)
Stock compensation expense	45,074	—	—	45,074
Adjustment to cash surrender value of life insurance	(32,233)	—	—	(32,233)
Straight-line rent	1,658	(605)	—	1,053
Provision for doubtful accounts, net	64,177	—	—	64,177
Changes in assets and liabilities:			—
Receivables	419,118	10,762	—	429,880
Costs and earnings in excess of billings	(9,819)	—	—	(9,819)
Other current and long-term assets	(441,778)	5,435	—	(436,343)
Trade and subcontractors payable	(1,351,863)	—	—	(1,351,863)
Accrued expenses and deferred revenue	74,658	(51,925)	—	22,733
Billings in excess of costs and earnings	425,936	—	—	425,936
Other liabilities	(750)	—	—	(750)

Net cash used in operating activities	(1,921,307)	(72,411)	—	(1,993,718)

Cash flows from investing activities:
Premiums paid on officers’ life insurance policies	(2,521)	—	—	(2,521)
Additions to property and equipment	(28,175)	—	—	(28,175)
Additions to intangible assets	(69,966)	722	—	(69,244)
Proceeds from sale of property and equipment	5,454	—	—	5,454

Net cash used in investing activities	(95,208)	722	—	(94,486)

Cash flows from financing activities:
Mortgage repayments	(42,131)	12,835	—	(29,296)
Cash dividends paid to shareholders	(36,910)	—	—	(36,910)

Net cash used in financing activities	(79,041)	12,835	—	(66,206)

DISCONTINUED OPERATIONS:
Operating activities	47,227	72,410	—	119,637
Investing activities	1,937,923	(721)	—	1,937,202
Financing activities	(15,749)	(12,835)	—	(28,584)

Net cash provided by discontinued operations	1,969,401	58,854	—	2,028,255

Net decrease in cash and cash equivalents	(126,155)	—	—	(126,155)
Cash at beginning of period	1,923,641	—	—	1,923,641

Cash at end of period	$1,797,486	$—	$—	$1,797,486

	First Quarter Ended July 31, 2009
			Reclassification
			Related to	As Recast for
			Discontinuance	Discontinued
		Adjustments for	of Real Estate	Operations and
	As Originally	Discontinued	Segment	Segment Change
	Reported	Operations	Reporting	(Note 13)
Consolidated statement of cash flows
Cash flows from operating activities:
Net loss	$(705,586)	$—	$—	$(705,586)
Adjustments to reconcile net loss to net cash used in operating activities:
Earnings from discontinued operations, net of tax	(74,794)	(4,079)	—	(78,873)
Depreciation and amortization	264,956	(26,389)	—	238,567
Deferred tax benefit	(533,321)	17,030	—	(516,291)
Stock compensation expense	50,298	—	—	50,298
Adjustment to cash surrender value of life insurance	(29,310)	—	—	(29,310)
Straight-line rent	(2,825)	1,551	—	(1,274)
Provision for doubtful accounts, net	(26,511)	—	—	(26,511)
Changes in assets and liabilities:			—
Receivables	(148,014)	8,396	—	(139,618)
Costs and earnings in excess of billings	(288,894)	—	—	(288,894)
Other current and long-term assets	(253,436)	(6,408)	—	(259,844)
Trade and subcontractors payable	58,155	733	—	58,888
Accrued expenses and deferred revenue	(269,823)	(17,082)	—	(286,905)
Billings in excess of costs and earnings	715,968	—	—	715,968
Other liabilities	1,400	—	—	1,400

Net cash used in operating activities	(1,241,737)	(26,248)	—	(1,267,985)

Cash flows from investing activities:
Premiums paid on officers’ life insurance policies	(5,464)	—	—	(5,464)
Additions to income-producing properties	(128,724)	(406)	129,130	—
Additions to property and equipment	(14,440)	—	(129,130)	(143,570)
Additions to intangible assets	(65,899)	1,522	—	(64,377)

Net cash used in investing activities	(214,527)	1,116	—	(213,411)

Cash flows from financing activities:
Mortgage repayments	(39,176)	12,060	—	(27,116)
Debt repayments	(100,000)	—	—	(100,000)
Cash dividends paid to shareholders	(74,788)	—	—	(74,788)

Net cash used in financing activities	(213,964)	12,060	—	(201,904)

DISCONTINUED OPERATIONS:
Operating activities	170,519	26,245	—	196,764
Investing activities	57,170	(1,112)	—	56,058
Financing activities	(54,284)	(12,061)	—	(66,345)

Net cash provided by discontinued operations	173,405	13,072	—	186,477

Net decrease in cash and cash equivalents	(1,496,823)	—	—	(1,496,823)
Cash at beginning of period	4,821,126	—	—	4,821,126

Cash at end of period	$3,324,303	$—	$—	$3,324,303

NOTE 10. FAIR VALUE MEASUREMENTS
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

Financial instruments in the Company’s condensed consolidated financial statements that are measured and recorded at fair value on a recurring basis are (1) executive deferred compensation plan and directors’ deferred compensation plan assets, which are included in “Other Assets” in the condensed consolidated balance sheet; and (2) the corresponding liability owed to the plans’ participants that is equal in value to the plan assets, which is included in “Other Liabilities” in the condensed consolidated balance sheet. Given that the plan assets are invested in mutual funds and money market funds for which quoted market prices are readily available, the quoted prices are considered Level 1 inputs. Based on the quoted prices of the related investments, the fair value of the executive deferred compensation plan and directors’ deferred compensation plan assets and the corresponding liability were $912,170 and $947,023 as of July 31, 2010, and April 30, 2010, respectively.
In addition to the financial instruments listed above that are required to be carried at fair value, the Company has determined that the carrying amounts of its cash and cash equivalents, restricted cash, accounts receivable and accounts payable approximate fair value due to their short-term maturities.
The Company had a certificate of deposit (“CD”) in the amount of $450,000 as of July 31, 2010, which is included within “Other assets” in the Company’s condensed consolidated balance sheet. This CD secures a letter of credit, which is required by the terms of the mortgage on the Company’s corporate headquarters building. Based on the rates currently available on certificates of deposit with similar terms, the CD’s carrying amount approximates its fair value as of July 31, 2010.
Based on the borrowing rates currently available for mortgage notes with similar terms and average maturities, the carrying value of the mortgage notes payable is a reasonable estimate of fair value. The fair value of mortgage notes payable was $4,323,872 and $4,368,245 as of July 31, 2010, and April 30, 2010, respectively. Based on the borrowing rates currently available for bank loans with similar terms and average maturities, the carrying value of the other debt is considered a reasonable estimate of fair value. The fair value of other debt was $1,965,365 and $1,950,109 as of July 31, 2010, and April 30, 2010, respectively.
NOTE 11. RELATED PARTY TRANSACTIONS
The Company recognized approximately $1,540,000 in revenue for the quarter ended July 31, 2010, from an affiliate of a member of the Board of Directors associated with a contract for energy savings projects. The related accounts receivable and costs and earnings in excess of billings as of July 31, 2010, were approximately $1,100,000 and $970,000, respectively.
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

NOTE 13. RESTATEMENT OF CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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
Upon further analysis during April 2011, the Company determined that it had actually entered into the three-year cumulative book loss position in the fourth quarter of fiscal year 2009. As a result, the Company should not have used future earnings projections to analyze recoverability since the fourth quarter of fiscal 2009. The result of this error is that the Company understated its deferred tax asset valuation allowance by approximately $763,000 and $600,000 as of July 31, 2010, and April 30, 2010, respectively. This understatement resulted in an additional income tax provision of approximately $163,000 and $71,000 for the fiscal quarters ended July 31, 2010 and 2009, respectively.

The results of the above are summarized in the tables below.

	As of and for the First Quarter Ended July 31, 2010
	As Recast for
	Discontinued
	Operations
	(Note 9)	Adjustments	As Restated
Consolidated balance sheet accounts impacted by restatement:
Deferred income taxes (current)	$363,865	$(36,958)	$326,907
Total current assets	8,500,346	(36,958)	8,463,388
Deferred income taxes (non-current)	1,132,817	(725,727)	407,090
Total assets	31,604,635	(762,685)	30,841,950
Retained earnings	5,882,681	(762,685)	5,119,996
Total shareholders’ equity	15,047,900	(762,685)	14,285,215
Total liabilities and shareholders’ equity	31,604,635	(762,685)	30,841,950
Consolidated statement of operations accounts impacted by restatement:
Income tax expense (benefit)	$(595,188)	$162,984	$(432,204)
Loss from continuing operations	(825,052)	(162,984)	(988,036)
Net loss	(749,743)	(162,984)	(912,727)
Net loss per share from continuing operations	$(0.22)	$(0.05)	$(0.27)
Net earnings per share from discontinued operations	0.02	—	0.02
Net loss per share — basic and diluted	(0.20)	(0.05)	(0.25)
Consolidated statement of cash flows accounts impacted by restatement:
Net loss	$(749,743)	$(162,984)	$(912,727)
Deferred tax benefit	(591,038)	162,984	(428,054)

	As of April 30, 2010
	As Recast for
	Discontinued
	Operations
	(Note 9)	Adjustments	As Restated
Consolidated balance sheet accounts impacted by restatement:
Deferred income taxes (current)	$401,215	$(41,118)	$360,097
Total current assets	8,766,908	(41,118)	8,725,790
Deferred income taxes (non-current)	1,718,954	(558,583)	1,160,371
Total assets	41,551,973	(599,701)	40,952,272
Retained earnings	6,669,330	(599,701)	6,069,629
Total shareholders’ equity	15,789,479	(599,701)	15,189,778
Total liabilities and shareholders’ equity	41,551,973	(599,701)	40,952,272

	First Quarter Ended July 31, 2009
	As Recast for
	Discontinued
	Operations
	(Note 9)	Adjustments	As Restated
Consolidated statement of operations accounts impacted by restatement:
Income tax expense (benefit)	$(516,291)	$71,305	$(444,986)
Loss from continuing operations	(784,459)	(71,305)	(855,764)
Net loss	(705,586)	(71,305)	(776,891)
Net loss per share from continuing operations	$(0.21)	$(0.02)	$(0.23)
Net earnings per share from discontinued operations	0.02	—	0.02
Net loss per share — basic and diluted	(0.19)	(0.02)	(0.21)
Consolidated statement of cash flows accounts impacted by restatement:
Net loss	$(705,586)	$(71,305)	$(776,891)
Deferred tax benefit	(516,291)	71,305	(444,986)
Additionally, subsequent to the filing of the Form 10-Q for the quarter ended July 31, 2010, the Company has included a disclosure associated with a BPE contract with a related party. See Note 11 “Related Party Transactions” for more information.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with the condensed consolidated financial statements, including the notes to those statements, which are presented elsewhere in this report. The Company also recommends that this discussion and analysis be read in conjunction with management’s discussion and analysis section and the consolidated financial statements included in the Company’s Annual Report on Form 10-K/A for the year ended April 30, 2010.
The following discussion has been updated to reflect the reclassifications discussed in Note 2 “Unaudited Statements” to the condensed consolidated financial statements.
The Company’s financial condition as of July 31, 2010, and April 30, 2010, and the results of operations and cash flows for the quarters ended July 31, 2010 and 2009, have been recast and restated. All information and disclosures in this management’s discussion and analysis have been updated to reflect the effects of such recasting and restatement. For a more detailed description of the recasting and restatement, see Notes 6, 9, and 13 of the Notes to the accompanying condensed consolidated financial statements in this Amendment No. 1 to the Company’s Quarterly Report on Form 10-Q/A for the quarter ended July 31, 2010.
The Company’s fiscal year 2011 will end on April 30, 2011.
OVERVIEW
The Company entered fiscal year 2011 with a backlog at its BPE Segment of approximately $15.4 million, which represents the highest backlog achieved by the BPE Segment in the Company’s history. As a result, BPE generated revenues in the first quarter of fiscal 2011 of approximately $4.8 million, representing a year-over-year increase in BPE revenues of 25% compared to last year’s first quarter, including a 50% year-over-year increase in Energy Savings Projects revenues. Nevertheless, BPE revenues outpaced new orders during the first quarter, leading to a decline in backlog during that period of $1.9 million. BPE backlog as of July 31, 2010, was approximately $13.5 million, which was 12% lower than the backlog at April 30, 2010, but was 64% higher than the backlog at July 31, 2009. BPE’s new order activity strengthened materially once again in August 2010, the first month of the second quarter of fiscal 2011, including the receipt of an award for a $5.8 million project with a state agency for retrocommissioning and related professional services that the Company expects to commence immediately and to substantially complete by the end of calendar year 2011.
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

Discontinued Operations
In recent years, the Company has generated substantial liquidity from sales of its real estate assets, and the proceeds from such sales largely have been redeployed to fund the establishment and growth of the BPE Segment. In June 2010, the Company successfully closed on the sale of its owned shopping center in Jacksonville, Florida, generating net cash proceeds of approximately $2 million, and in December 2010, successfully closed on the sale of its owned shopping center in Smyrna, Tennessee, generating net cash proceeds of approximately $250,000. (See Note 9 “Discontinued Operations” to the condensed consolidated financial statements for more information).
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

REVENUES
From Continuing Operations
For the first quarter of fiscal 2011, consolidated revenues from continuing operations, prior to intercompany revenues, were $4,945,595 compared to $3,974,143 for the first quarter of fiscal 2010, an increase of approximately 24%.
CHART A
REVENUES FROM CONTINUING OPERATIONS
(Dollars in Thousands)

	First Quarter Ended
	July 31,		Amount	Percentage
	2010	2009	Change	Change

BPE (1)	$4,842	$3,873	$969	25
Other (2)	104	101	3	3

	$4,946	$3,974	$972	24

NOTES TO CHART A
(1)	The following table indicates the BPE Segment revenues by service and product type:
BPE SEGMENT REVENUES — SUMMARY BY SERVICE & PRODUCT TYPE
(Dollars in Thousands)

	First Quarter Ended
	July 31,		Amount	Percentage
	2010	2009	Change	Change

Energy Savings Projects	$3,019	$2,013	$1,006	50
Lighting Products	685	456	229	50
Energy Management Services	340	564	(224)	(40)
Fifth Fuel Management Services	57	—	57	—
Productivity Software	741	840	(99)	(12)

	$4,842	$3,873	$969	25

BPE Segment revenues increased by approximately $969,000, or 25%, in the first quarter of fiscal 2011 compared to the same period in fiscal 2010, primarily due to:
(a)	an increase in energy savings (lighting and mechanical) project revenues of approximately $1,006,000; and

(b)	an increase in lighting product revenues of approximately $229,000;

partially offset by:
(c)	a decrease in energy management services of approximately $224,000; and

(d)	a decrease in productivity software revenues of approximately $99,000.
The following table indicates the backlog of contracts:

			Increase
	July 31,		(Decrease)
	2010	2009	Amount	Percentage

BPE (1)	$13,489,000	$8,234,000	$5,255,000	64
Other (2)	403,000	394,000	9,000	2

Total Backlog	$13,892,000	$8,628,000	$5,264,000	61

(1)	BPE backlog at July 31, 2010, increased by approximately $5,255,000, or 64%, compared to the year-earlier period, primarily due to:
(a)	an increase of approximately $4,580,000 in energy savings (lighting and mechanical) projects;

(b)	approximately $642,000 in backlog from the BPE Segment’s new Fifth Fuel Management TM service offering;

(c)	an increase of approximately $77,000 in energy management consulting services; and

(d)	an increase of approximately $50,000 in lighting products from the Company’s lighting distribution business;
partially offset by:
(e)	a decrease of approximately $96,000 in productivity software products and services.
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

COST OF REVENUES
From Continuing Operations
As a percentage of total segment revenues from continuing operations (see Chart A), the total applicable costs of revenues (see Chart B) of $3,739,323 in the first quarter of fiscal 2011 and $2,809,113 in the first quarter of fiscal 2010, were 76% and 71%, respectively. In reviewing Chart B, the reader should recognize that the volume of revenues generally will affect the amounts and percentages presented.
The figures in Chart B are prior to intercompany costs.
CHART B
COST OF REVENUES
FROM CONTINUING OPERATIONS
(Dollars in Thousands)

			Percentage of
			Revenues for the
	First Quarter Ended		First Quarter Ended
	July 31,		July 31,
	2010	2009	2010	2009

BPE (1)	$3,565	$2,625	74	68
Other	174	184	168	182

	$3,739	$2,809	76	71

NOTES TO CHART B

(1)	BPE Segment cost of revenues increased by approximately $940,000 , or 36%, in the first quarter of fiscal 2011 compared to the same period in fiscal 2010, primarily due to a corresponding increase in revenues (See Chart A).

On a percentage-of-revenues basis, BPE Segment cost of revenues increased by approximately 6% in the first quarter of fiscal 2011 compared to the same period in fiscal 2010, primarily due to a change in the mix of services and products and an increasingly competitive market pricing environment for energy savings projects.
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
From Continuing Operations
As a percentage of total segment revenues from continuing operations (see Chart A), the total applicable selling, general and administrative expenses (“SG&A”) (see Chart C), prior to intercompany expenses, of $2,494,548 in the first quarter of fiscal 2011 and $2,383,909 in the first quarter of fiscal 2010, were 50% and 60%, respectively. In reviewing Chart C, the reader should recognize that the volume of revenues generally will affect the amounts and percentages presented. The percentages in Chart C are based upon expenses as they relate to segment revenues from continuing operations (see Chart A), with the exception that Corporate expenses relate to total consolidated revenues from continuing operations.

The figures in Chart C are prior to intercompany expenses.
CHART C
SELLING, GENERAL AND ADMINSTRATIVE EXPENSES
FROM CONTINUING OPERATIONS
(Dollars in Thousands)

			Percentage of
			Revenues for the
	First Quarter Ended		First Quarter Ended
	July 31,		July 31,
	2010	2009	2010	2009

BPE (1)	$1,577	$1,360	33	35
Corporate	917	1,024	19	26
\
	$2,494	$2,384	50	60

NOTES TO CHART C

(1)	BPE Segment SG&A expenses increased by approximately $217,000, or 16%, in the first quarter of fiscal 2011 compared to the same period in fiscal 2010, primarily due to higher personnel-related costs, product development expenses, and sales and marketing expenses.
LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES
Consolidated loss from continuing operations before income taxes was $1,420,240 in the first quarter of fiscal year 2011, compared to $1,300,750 in the same period of fiscal year 2010, an increase in the loss of $119,490, or 9%.
The figures in Chart D are prior to intercompany revenues, costs and expenses.
CHART D
LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES
(Dollars in Thousands)

	First Quarter Ended		(Increase)
	July 31,		Decrease

	2010	2009	Amount

BPE (1)	$(314)	$(124)	$(190)
Corporate (2)	(1,106)	(1,176)	70

Total	$(1,420)	$(1,300)	$(120)

NOTES TO CHART D
(1)	BPE Segment loss before income taxes increased by approximately $190,000, or 153%, in the first quarter of fiscal 2011 compared to the same period in fiscal 2010, primarily due to an increase in revenues of approximately $969,000 (see Chart A), an increase in gross margin of approximately $28,000 offset by an increase in SG&A expenses of approximately $217,000 (see Chart C).

(2)	Corporate loss before income taxes decreased by approximately $70,000, or 6%, in the first quarter of fiscal 2011 compared to the same period in fiscal 2010, primarily due to a decrease in SG&A expenses of approximately $107,000 (see Chart C), partially offset by an increase in other expenses of approximately $41,000.
INCOME TAX BENEFIT
The Company’s effective rate for income taxes, based upon estimated annual income tax rates, approximated 30.4% of the loss from continuing operations before income taxes for the first quarter of fiscal 2011 and 34.2% for the comparable period in fiscal year 2010. The effective tax rates in both periods reflect the valuation allowances recorded against the Company’s state deferred tax assets as described in Note 13 to the condensed consolidated financial statements.
DISCONTINUED OPERATIONS
On December 15, 2010, the Company sold its owned shopping center in Smyrna, Tennessee, for a sales price of approximately $4.3 million. The sale generated net cash proceeds of approximately $250,000, after deducting approximately $125,000 for closing costs and prorations, and net of the approximately $3.9 million mortgage note, which was assumed by the buyer. The Company recognized a pre-tax loss on the sale of approximately $6,000. Prior to the sale, the Company recorded an impairment loss of approximately $590,000 in the condensed consolidated statement of operations in the second quarter of fiscal 2011 (see Note 9 “Discontinued Operations” to the condensed consolidated financial statements for more information). The Company recognized federal and state tax benefits of approximately $198,000 on the disposition. These tax benefits primarily resulted from the operating losses of the property during the current fiscal year, which included the impairment loss of approximately $590,000 mentioned above.
On June 9, 2010, the Company sold its owned shopping center in Jacksonville, Florida, for a sales price of approximately $9.9 million. The sale generated net cash proceeds of approximately $2 million, after deducting approximately $0.5 million for funding of repair escrows and approximately $0.6 million for closing costs and prorations, and net of the approximately $6.9 million mortgage note, which was assumed by the buyer. The Company recognized a pre-tax gain on the sale of approximately $190,000, including approximately $75,000 in additional pre-tax gain recognized in the second and third quarters of fiscal 2011 as the result of the successful completion of contractual conditions and other cost-basis adjustments (see Note 9 “Discontinued Operations” to the condensed consolidated financial statements for more information). The Company’s federal and state tax liabilities on the disposition were approximately $94,000. These tax liabilities primarily resulted from the pre-tax gain on the disposition and the operating earnings of the property during the current fiscal year. These tax liabilities were offset by the Company’s net operating loss carry-forwards for tax purposes.

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
LIQUIDITY AND CAPITAL RESOURCES
Between April 30, 2010, and July 31, 2010, the Company’s cash decreased by a total of $126,155, or 7%. The Company’s working capital increased by approximately $978,000, or 28%, between April 30, 2010, and July 31, 2010, which was largely the result of cash proceeds from the sale of real estate of approximately $2 million and by a reduction in trade accounts payable of approximately $1.4 million in the current fiscal year.
The following describes the changes in the Company’s cash from April 30, 2010, to July 31, 2010:
Operating activities used cash of approximately $1,994,000, primarily as a result of:
(a)	current year losses from continuing operations before depreciation, amortization, and income taxes of approximately $1,154,000;

(b)	an increase in other current and long-term assets of approximately $436,000; and

(c)	a net decrease in trade accounts payable, accrued expenses, and other liabilities of approximately $1,330,000;

partially offset by:

(d)	an increase in billings in excess of costs and earnings of approximately $426,000; and

(e)	a decrease in net accounts receivable of approximately $494,000.
Investing activities used cash of approximately $94,000, primarily as a result of:
(a)	approximately $69,000 used for additions to intangible assets, primarily related to enhancements to the BPE Segment’s proprietary building productivity technology solutions; and

(b)	approximately $28,000 used for additions to property and equipment, primarily related to computer hardware purchases.

Financing activities used cash of approximately $66,000 primarily for:
(a)	scheduled principal payments on mortgage notes related to the corporate headquarters building of approximately $29,000; and

(b)	payment of the regular quarterly cash dividends to shareholders of approximately $37,000.
Discontinued operations provided cash of approximately $2,028,000, primarily as a result of the sale of an income-producing property.
During the first quarter of fiscal 2011, operating activities used approximately $1,994,000 of cash, primarily due to the operating loss and the reduction in accounts payable, partially offset by a reduction in accounts receivable. The significant BPE Segment backlog at July 31, 2010, and the increased order activity as discussed above are expected to result in substantially higher revenues in fiscal 2011, and management believes that the BPE Segment will be able to generate positive cash flow from operations during the year as a result. However, management believes that a longer period of time will be required before the BPE Segment is able to generate sufficient sustained cash flow to fully fund the Company’s consolidated operations. Recent growth in the BPE Segment’s business has strained the Company’s capital resources. However, the Company believes that it has sufficient capital resources on hand to operate its business in the ordinary course for the next twelve (12) months. The Company also currently believes that it has, or can obtain, sufficient capital resources to continue to operate its business in the ordinary course until the BPE Segment begins to generate sufficient cash flow to fund the Company’s consolidated operations, although there can be no guarantee that this will be the case, particularly if the macro-economic conditions experienced in recent fiscal years continue for an extended period of time, or worsen.
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

The Company in recent years has not utilized bank lines of credit for operating purposes and does not currently have in place any such line of credit. As of July 31, 2010, the Company had drawn $982,000 in loans against its interest in the cash surrender value of certain life insurance policies; however, there is currently minimal additional borrowing capacity left under such policies.
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
Capital Expenditures
The Company has no material commitments for capital expenditures. However, the Company does expect that total capital spending in fiscal year 2011 will approximate $790,000, including BPE Segment expenditures of approximately $510,000 for proprietary BPE software solutions and approximately $240,000 for property and equipment, and Corporate expenditures of approximately $40,000. Of these forecasted amounts, approximately $75,000, or 10%, of the BPE Segment expenditures were already expended during the first quarter of the fiscal year. No significant amounts of the forecasted Corporate expenditures were expended during the first quarter of the fiscal year.
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

Mortgage Notes and Other Long-Term Debt
The Company currently has one (1) mortgage note on long-term real estate assets in the approximate amount of $4.2 million and two (2) other long-term debt obligations in the approximate aggregate amount of $1.0 million. The mortgage loan contains a provision that requires a corporate subsidiary to maintain a net worth of at least $2 million. The subsidiary referred to in this mortgage loan provision had a net worth of approximately $16.4 million as of July 31, 2010. None of the Company’s other long-term debt obligations have any financial or non-financial covenants. The mortgage note matures on August 1, 2012.
The cash principal payment obligations during the next twelve (12) months related to the Company’s long-term debt are expected to be approximately $273,000.
CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
Certain statements contained or incorporated by reference in this Quarterly Report on Form 10-Q/A, including without limitation, statements containing the words “believes,” “anticipates,” “estimates,” “expects,” “plans,” “projects,” “forecasts,” and words of similar import, are forward-looking statements within the meaning of the federal securities laws. Forward-looking statements in this report include, without limitation: the Company’s expected continuing strengthening of orders and achievement of positive EBITDA for its BPE Segment; trends in the BPE Segment’s government business and private sector business; the Company’s expectations of generating additional recurring revenues as a result of the BPE Segment’s new Fifth Fuel Management™ offering; the expected timing of the recognition as revenue of current backlog; and the Company’s expectations concerning the adequacy of its capital resources for future operations. Such forward-looking statements involve known and unknown risks, uncertainties, and other matters which may cause the actual past results, performance, or achievements of the Company to be materially different from any future results, performance, or uncertainties expressed or implied by such forward-looking statements. Factors affecting forward-looking statements include, without limitation, the length and severity of the current ongoing uncertain macro-economic conditions and disruptions in the capital markets; the ability and timing of the BPE Segment achieving increased sales, positive cash flows, and profits; the health of the commercial real estate market; the Company’s ability to attract, retain, and motivate key personnel; the Company’s ability to secure additional capital; and the other factors identified under the caption “Risk Factors” in the Company’s Annual Report on Form 10-K/A for the year ended April 30, 2010, as updated from time to time in the Company’s Quarterly Reports on Form 10-Q.

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
The valuation allowance currently recorded against the DTA for state NOL carryforwards was recorded because of a lack of sufficient positive evidence to support its realization due to the recent dispositions of real estate assets and recurring losses. .
The Company will have to generate $6.1 million of taxable income in future years to realize the federal NOL carryforwards and an additional $25.4 million of taxable income in future years to realize the state NOL carryforwards. These amounts of taxable income would allow for the reversal of the $3.1 million DTA related to NOL carryforwards. There is a long carryforward period remaining for the NOL carryforwards. The oldest federal NOL carryforwards will expire in the April 30, 2024, tax-year, and the most recent federal NOL carryforwards will expire in the April 30, 2031, tax-year. The significant state NOL carryforwards will also expire between the April 30, 2024, and April 30, 2031, tax years. The Company has no material permanent book/tax differences.
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
Based on management’s evaluation, the Chief Executive Officer and Chief Financial Officer initially concluded that the Company’s disclosure controls and procedures were effective, as of the end of the period covered by this report, to provide reasonable assurance that the objectives of disclosure controls and procedures were met.

However, as a result of the identification of the issue that caused the restatement described in Note 13 to the condensed consolidated financial statements and management’s determination that there is a material weakness in the Company’s internal control over financial reporting in the area of accounting for income taxes, as described below, the Chief Executive Officer and Chief Financial Officer have subsequently concluded that the Company’s disclosure controls and procedures were not effective as of July 31, 2010.
Changes in Internal Control Over Financial Reporting
There was no change in the Company’s internal control over financial reporting that occurred during the period covered by this quarterly report on Form 10-Q/A that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. However, management is currently in the process of implementing changes to the Company’s internal control over financial reporting to remediate the material weakness related to the Company’s accounting for income taxes described below, which resulted in the restatement described in Note 13 to the condensed consolidated financial statements.
A material weakness in internal control over financial reporting is a deficiency, or a combination of deficiencies, such that there is a reasonable possibility that a material misstatement of a company’s financial statement will not be prevented or detected on a timely basis by the company’s internal controls. The restatement of the Company’s financial statements resulted from an error in the timing of recording a valuation allowance for its state deferred tax assets in accordance with ASC 740, Accounting for Income Taxes, related to the recoverability of the deferred tax assets, as more fully described in Note 13 to the condensed consolidated financial statements included in this Amendment 1. Management believes that this error constitutes a material weakness in the design of the Company’s internal control over financial reporting in the area of accounting for income taxes and has begun to take the following steps to remediate the deficiency:
•	develop and implement additional procedures to increase the level of review, evaluation and validation of the Company’s valuation of deferred tax assets; and

•	increase the level of knowledge among Company employees in the area of accounting for income taxes.
In doing both of the above, the Company expects that it will be in a position to place less reliance on third-party tax professionals.
The management of the Company is committed to a strong internal control environment, and believes that, when fully implemented, these remediation actions will represent significant improvements. The remediation actions are not expected to result in material costs to the Company. Management anticipates completing this remediation effort before the 2011 Annual Report is filed in July 2011.

PART II. OTHER INFORMATION
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

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to its quarterly report to be signed on its behalf by the undersigned thereunto duly authorized.

SERVIDYNE, INC. (Registrant)
Date: June 2, 2011	/s/ Alan R. Abrams
Alan R. Abrams
Chief Executive Officer

Date: June 2, 2011	/s/ Rick A. Paternostro
Rick A. Paternostro
Chief Financial Officer