Form 10-Q/A
period 2010-10-31
SERVIDYNE, INC.
filed 2011-06-02
CIK 1923

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
ITEM 4. CONTROLS AND PROCEDURES
PART II. OTHER INFORMATION
ITEM 6. EXHIBITS
SIGNATURES
EX-31.1
EX-31.2
EX-32.1
EX-32.2

Explanatory Note
Servidyne, Inc. is filing this Amendment No. 1 to the Company’s Quarterly Report on Form 10-Q/A for the quarter ended October 31, 2010, originally filed with the Securities and Exchange Commission (the “SEC”) on December 15, 2010 (the “Original Quarterly Report”), to restate and recast the Condensed Consolidated Balance Sheets as of October 31, 2010, and April 30, 2010, the Condensed Consolidated Statements of Operations for the three and six month periods ended October 31, 2010 and 2009, the Condensed Consolidated Statements of Cash Flows for the six month periods ended October 31, 2010 and 2009, and certain footnote disclosures thereto.
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
Upon further analysis during April 2011, the Company determined that it had actually entered into the three-year cumulative book loss position in the fourth quarter of fiscal year 2009. As a result, the Company should not have used future earnings projections to analyze recoverability since the fourth quarter of fiscal 2009. The result of this error is that the Company understated its deferred tax asset valuation allowance by approximately $799,000 and $600,000 as of October 31, 2010, and April 30, 2010, respectively. Additionally, the Company understated its net loss by approximately $36,000 and $199,000 for the three and six month periods ended October 31, 2010, respectively, and $96,000 and $167,000 for the three and six month periods ended October 31, 2009, respectively.
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
See Notes 6, 10, and 15 to the condensed consolidated financial statements for more information regarding the recasting and restatement.
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
Except as set forth herein, the original filing of the quarterly report has not been amended. The original filing should be read in conjunction with this Amendment No. 1. To the extent not addressed herein or in the original filing, events occurring subsequent to the period ended October 31, 2010, have been or will be addressed in the Company’s filings with the SEC for subsequent periods.

SERVIDYNE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	October 31, 2010	April 30, 2010
	(Restated)	(Restated)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,408,230	$1,923,641
Receivables (Note 5):
Trade accounts and notes, net of allowance for doubtful accounts of $85,397 and $58,989, respectively	821,323	953,075
Contracts, net of allowance for doubtful accounts of $52,847 and $22,530, respectively, including retained amounts of $521,623 and $675,281, respectively (Note 12)	3,132,729	3,337,177
Costs and earnings in excess of billings (Note 12)	1,253,030	715,129
Assets of discontinued operations (Note 10)	166,206	188,827
Deferred income taxes (Note 15)	308,579	360,097
Other current assets	1,705,867	1,247,844

Total current assets	9,795,964	8,725,790

PROPERTY AND EQUIPMENT, net (Note 2)	4,657,460	4,805,542
ASSETS OF DISCONTINUED OPERATIONS (Note 10)	4,231,122	13,767,227
DEFERRED INCOME TAXES (Note 15)	543,608	1,160,371
OTHER ASSETS:
Real estate held for future development or sale	853,109	853,109
Intangible assets, net (Note 8)	2,257,503	2,395,874
Goodwill (Note 8)	6,354,002	6,354,002
Other assets (Note 9)	2,789,325	2,890,357

Total assets	$31,482,093	$40,952,272

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Trade and subcontractors payables	$3,135,961	$2,465,112
Accrued expenses	1,398,274	1,378,538
Deferred revenue	357,937	507,383
Billings in excess of costs and earnings	89,402	53,100
Liabilities of discontinued operations (Note 10)	144,651	520,308
Short-term debt and current maturities of long-term debt	275,343	270,592

Total current liabilities	5,401,568	5,195,033

LIABILITIES OF DISCONTINUED OPERATIONS (Note 10)	5,436,826	13,587,832
OTHER LIABILITIES	1,061,264	1,039,633
MORTGAGE NOTES PAYABLE, less current maturities	4,044,083	4,107,996
OTHER LONG-TERM DEBT, less current maturities (Note 12)	1,938,069	1,832,000

Total liabilities	17,881,810	25,762,494

COMMITMENTS AND CONTINGENCIES (Note 14)

SHAREHOLDERS’ EQUITY:
Common stock, $1 par value; 10,000,000 shares authorized; 3,919,373 issued and 3,675,982 outstanding at October 31, 2010; 3,919,773 issued and 3,676,383 outstanding at April 30, 2010	3,919,373	3,919,773
Additional paid-in capital	6,292,295	6,206,521
Retained earnings	4,394,763	6,069,629
Treasury stock (common shares) of 243,391 and 243,390, respectively	(1,006,148)	(1,006,145)

Total shareholders’ equity	13,600,283	15,189,778

Total liabilities and shareholders’ equity	$31,482,093	$40,952,272

See accompanying notes to condensed consolidated financial statements.

SERVIDYNE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	SECOND QUARTER ENDED		SIX MONTHS ENDED
	OCTOBER 31,		OCTOBER 31,
	2010	2009	2010	2009
	(Restated)	(Restated)	(Restated)	(Restated)
REVENUES:
Building Performance Efficiency (“BPE”) (Note 12)	$7,519,147	$3,922,541	$12,360,874	$7,795,649
Other	110,807	106,017	214,675	207,052

	7,629,954	4,028,558	12,575,549	8,002,701

COST OF REVENUES:
BPE	5,403,096	2,670,904	8,968,113	5,295,513
Other	161,346	167,771	335,652	352,275

	5,564,442	2,838,675	9,303,765	5,647,788

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	2,550,217	2,292,123	5,044,765	4,676,032

OTHER (INCOME) AND EXPENSES:
Other income	(67,366)	(52,400)	(44,375)	(65,302)
Interest income	(22)	(2,326)	(39)	(7,610)
Interest expense	111,800	99,284	220,790	199,341

	44,412	44,558	176,376	126,429

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(529,117)	(1,146,798)	(1,949,357)	(2,447,548)

INCOME TAX BENEFIT (Note 15)	(173,560)	(330,107)	(605,764)	(775,093)

LOSS FROM CONTINUING OPERATIONS	(355,557)	(816,691)	(1,343,593)	(1,672,455)

DISCONTINUED OPERATIONS (Note 10):
(Loss) earnings from discontinued operations, adjusted for applicable income tax (benefit) expense of ($210,821), $22,048, ($219,436) and $49,201 respectively	(382,397)	12,952	(358,028)	91,825
Gain on disposition of income-producing properties, adjusted for applicable income tax expense of $27,146, $0, $91,144 and $0, respectively	49,633	—	100,573	—

(LOSS) EARNINGS FROM DISCONTINUED OPERATIONS	(332,764)	12,952	(257,455)	91,825

NET LOSS	$(688,321)	$(803,739)	$(1,601,048)	$(1,580,630)

NET (LOSS) EARNINGS PER SHARE (Note 7):
From continuing operations — basic and diluted	$(0.10)	$(0.22)	$(0.37)	$(0.45)
From discontinued operations — basic and diluted	(.09)	—	(.07)	.02

NET LOSS PER SHARE — BASIC AND DILUTED	$(0.19)	$(0.22)	$(0.44)	$(0.43)

WEIGHTED AVERAGE SHARES OUTSTANDING — BASIC AND DILUTED	3,676,010	3,690,288	3,676,188	3,690,791

See accompanying notes to condensed consolidated financial statements.

SERVIDYNE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	SIX MONTHS ENDED
	OCTOBER 31,
	2010	2009
	(Restated)	(Restated)
Cash flows from operating activities:
Net loss	$(1,601,048)	$(1,580,630)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss (earnings) from discontinued operations, net of tax	257,455	(91,825)
(Gain) loss on disposal of assets	(1,385)	1,378
Depreciation and amortization	509,652	481,692
Deferred tax benefit (Note 15)	(598,368)	(801,172)
Stock compensation expense	85,374	93,034
Adjustment to cash surrender value of life insurance	(34,771)	(69,217)
Straight-line rent	1,068	(6,933)
Provision for doubtful accounts, net	56,725	(59,413)
Changes in assets and liabilities:
Receivables	279,475	(498,452)
Costs and earnings in excess of billings	(537,901)	374,801
Other current and long-term assets	(402,794)	(204,038)
Trade and subcontractors payable	670,849	(267,137)
Accrued expenses and deferred revenue	(111,644)	249,506
Billings in excess of costs and earnings	36,302	933,989

Net cash used in operating activities	(1,391,011)	(1,444,417)

Cash flows from investing activities:
Premiums paid on officers’ life insurance policies	(5,464)	(27,464)
Purchase of money market account investment	(500,000)	—
Proceeds from termination of split-dollar life insurance agreement	194,601	—
Additions to property and equipment	(38,510)	(189,162)
Additions to intangible assets	(188,757)	(312,674)
Proceeds from sale of property and equipment	5,454	2,000

Net cash used in investing activities	(532,676)	(527,300)

Cash flows from financing activities:
Mortgage repayments	(59,162)	(54,764)
Debt repayments	—	(100,000)
Repurchase of common stock	—	(4,625)
Proceeds from other long-term debt	500,000	—
Cash dividends paid to shareholders	(73,818)	(111,683)

Net cash provided by (used in) financing activities	367,020	(271,072)

DISCONTINUED OPERATIONS:
Operating activities	100,906	400,092
Investing activities	1,981,275	48,246
Financing activities	(40,925)	(123,254)

Net cash provided by discontinued operations	2,041,256	325,084

Net increase (decrease) in cash and cash equivalents	484,589	(1,917,705)
Cash at beginning of period	1,923,641	4,821,126

Cash at end of period	$2,408,230	$2,903,421

Supplemental disclosure of non-cash investing and financing activities:
Reduction in cash surrender value of life insurance policies	$412,000	$—
Reduction in loans against interest in cash surrender value of life insurance policies	$(412,000)	$—

Change in fair market value of deferred executive compensation plan assets and liabilities	$13,242	$—
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

For the Second Quarter
Ended October 31, 2010	BPE	Corporate (1)	Eliminations	Consolidated

Revenues from unaffiliated customers
BPE Segment services and products:
Energy savings projects	$5,803,363			$5,803,363
Lighting products	531,177			531,177
Energy management services	426,496			426,496
Fifth fuel management services	33,967			33,967
Productivity software	724,144			724,144

Total revenues from unaffiliated customers	$7,519,147	$110,807	$—	$7,629,954
Intersegment revenue	—	4,507	(4,507)	—

Total revenues from continuing operations	$7,519,147	$115,314	$(4,507)	$7,629,954

Earnings (loss) from continuing operations before income taxes	$383,153	$(976,560)	$64,290	$(529,117)

For the Six Months
Ended October 31, 2010	BPE	Corporate (1)	Eliminations	Consolidated

Revenues from unaffiliated customers
BPE Segment services and products:
Energy savings projects	$8,821,955			$8,821,955
Lighting products	1,215,912			1,215,912
Energy management services	766,586			766,586
Fifth fuel management services	91,026			91,026
Productivity software	1,465,395			1,465,395

Total revenues from unaffiliated customers	$12,360,874	$214,675	$—	$12,575,549
Intersegment revenue	—	72,811	(72,811)	—

Total revenues from continuing operations	$12,360,874	$287,486	$(72,811)	$12,575,549

(Loss) earnings from continuing operations before income taxes	$(218,223)	$(1,794,778)	$63,644	$(1,949,357)

For the Second Quarter
Ended October 31, 2009	BPE	Corporate (1)	Eliminations	Consolidated

Revenues from unaffiliated customers
BPE Segment services and products:
Energy savings projects	$2,048,382			$2,048,382
Lighting products	484,287			484,287
Energy management services	457,714			457,714
Fifth fuel management services	—			—
Productivity software	932,158			932,158

Total revenues from unaffiliated customers	$3,922,541	$106,017	$—	$4,028,558
Intersegment revenue	—	63,494	(63,494)	—

Total revenues from continuing operations	$3,922,541	$169,511	$(63,494)	$4,028,558

(Loss) earnings from continuing operations before income taxes	$(352,474)	$(800,308)	$5,984	$(1,146,798)

For the Six Months
Ended October 31, 2009	BPE	Corporate (1)	Eliminations	Consolidated

Revenues from unaffiliated customers
BPE Segment services and products:
Energy savings projects	$4,061,226			$4,061,226
Lighting products	940,738			940,738
Energy management services	1,021,514			1,021,514
Fifth fuel management services	—			—
Productivity software	1,772,171			1,772,171

Total revenues from unaffiliated customers	$7,795,649	$207,052	$—	$8,002,701
Intersegment revenue	141,545	133,362	(274,907)	—

Total revenues from continuing operations	$7,937,194	$340,414	$(274,907)	$8,002,701

Loss from continuing operations before income taxes	$(742,959)	$(1,695,133)	$(9,456)	$(2,447,548)

(1)	The “Corporate” net loss in each period was derived from corporate headquarters activities, which consist primarily of the following: rental revenues from tenants in the Company’s corporate headquarters building and related rental and operating costs, salaries and benefits of Corporate Headquarters executive officers and staff, equity-based compensation expenses, depreciation and amortization expenses, and costs related to the Company’s status as a publicly-held company, which include, among other items, legal fees, non-employee directors’ fees, consulting expenses, investor relations expenses, corporate audit and tax fees, Nasdaq listing fees, and other Securities & Exchange Commission (“SEC”) and Sarbanes-Oxley compliance and financial reporting costs. All relevant costs related to the business operations of the Company’s BPE Segment are either paid directly by BPE or are allocated to BPE by the Corporate Headquarters. The allocation method is dependent on the nature of each expense item. Allocated expenses include, among other items, accounting services, information technology services, insurance costs, and audit and tax preparation fees.
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

NOTE 8. GOODWILL AND OTHER INTANGIBLE ASSETS
The gross carrying amounts and accumulated amortization for the Company’s intangible assets as of October 31, 2010, and April 30, 2010, are as follows:

	October 31, 2010
	Gross Carrying	Accumulated
	Amount	Amortization
Intangible assets, subject to amortization:
Proprietary BPE technology solutions	$4,261,926	$3,095,503
Acquired computer software	706,032	519,376
Real estate lease costs	49,170	24,206
Customer relationships	404,632	308,207
Deferred loan costs	122,686	101,216
Non-compete agreements	63,323	63,323
Tradename	61,299	9,874
Other	44,882	43,449

	$5,713,950	$4,165,154

Intangible assets and goodwill, not subject to amortization:
Trademark	$708,707

Goodwill	$6,354,002

	April 30, 2010
	Gross Carrying	Accumulated
	Amount	Amortization
Intangible assets, subject to amortization:
Proprietary BPE technology solutions	$4,096,802	$2,827,071
Acquired computer software	676,837	493,885
Real estate lease costs	49,170	19,459
Customer relationships	404,632	286,433
Deferred loan costs	122,686	95,082
Non-compete agreements	63,323	60,684
Tradename	61,299	7,834
Other	44,882	42,016

	$5,519,631	$3,832,464

Intangible assets and goodwill, not subject to amortization:
Trademark	$708,707

Goodwill	$6,354,002

Aggregate amortization expense for all amortizable intangible assets:
For the six months ended October 31, 2010	$351,120
For the six months ended October 31, 2009	295,835
For the quarter ended October 31, 2010	177,059
For the quarter ended October 31, 2009	151,193

Estimated future amortization expenses for all amortized intangible assets for the fiscal years ended:
Remainder of 2011	$268,594
2012	496,115
2013	348,047
2014	247,264
2015	126,150
2016	33,680
Thereafter	28,946

$1,548,796

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

	Second Quarter Ended		Six Months Ended
	October 31,		October 31,
	2010	2009	2010	2009

Rental revenues	$131,907	$579,345	$428,066	$1,234,405
Rental property operating expenses, including depreciation	135,566	544,345	415,971	1,093,379
Loss on impairment of income-producing property	589,559	—	589,559	—

Operating (loss) earnings from discontinued operations	(593,218)	35,000	(577,464)	141,026
Income tax benefit (expense)	210,821	(22,048)	219,436	(49,201)

Operating (loss) earnings from discontinued operations, net of tax	(382,397)	12,952	(358,028)	91,825

Gain on disposition of income-producing properties	76,779	—	191,717	—
Income tax expense	(27,146)	—	(91,144)	—

Gain on disposition of income-producing properties, net of tax	49,633	—	100,573	—

(Loss) earnings from discontinued operations, net of tax	$(332,764)	$12,952	$(257,455)	$91,825

The following tables reflect the effects of the adjustments on the Company’s condensed consolidated financial statements when compared to the original filing of this Form 10-Q as a result of recasting the discontinued operations and the discontinuance of the former Real Estate Segment. The effects of the dispositions of the Company’s owned office building in Newnan, Georgia, and its owned shopping center in Jacksonville, Florida, are included in the “As Originally Reported” amounts as of October 31, 2010, and April 30, 2010, and for the three and six month periods ended October 31, 2010 and 2009. The recasted amounts in the following tables are carried forward to Note 15 “Restatement of Condensed Consolidated Financial Statements,” which presents the effects of the correction of the error associated with the valuation allowance on deferred income taxes.

	As of October 31, 2010
			Reclassification
			Related to	As Recast for
			Discontinuance	Discontinued
		Adjustments for	of Real Estate	Operations and
	As Originally	Discontinued	Segment	Segment Change
	Reported	Operations	Reporting	(Note 15)
Consolidated balance sheet
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,408,230	$—	$—	$2,408,230
Receivables:
Trade accounts and notes, net of allowance for doubtful accounts	875,164	(53,841)	—	821,323
Contracts, net of allowance for doubtful accounts	3,132,729	—	—	3,132,729
Costs and earnings in excess of billings	1,253,030	—	—	1,253,030
Assets of discontinued operations	68,684	97,522	—	166,206
Deferred income taxes	359,878	(15,333)	—	344,545
Other current assets	1,734,215	(28,348)	—	1,705,867

Total current assets	9,831,930	—	—	9,831,930
INCOME-PRODUCING PROPERTIES, net	7,992,605	(3,942,904)	(4,049,701)	—
PROPERTY AND EQUIPMENT, net	607,759	—	4,049,701	4,657,460
ASSETS OF DISCONTINUED OPERATIONS	—	4,231,122	—	4,231,122
DEFERRED INCOME TAXES	—	1,306,820	—	1,306,820
OTHER ASSETS:
Real estate held for future development or sale	853,109	—	—	853,109
Intangible assets, net	2,527,974	(270,471)	—	2,257,503
Goodwill	6,354,002	—	—	6,354,002
Other assets	2,807,072	(17,747)	—	2,789,325

Total assets	$30,974,451	$1,306,820	$—	$32,281,271

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Trade and subcontractors payables	$3,135,961	$—	$—	$3,135,961
Accrued expenses	1,469,691	(71,417)	—	1,398,274
Deferred revenue	357,937	—	—	357,937
Billings in excess of costs and earnings	89,402	—	—	89,402
Liabilities of discontinued operations	21,390	123,261	—	144,651
Short-term debt and current maturities of long-term debt	327,187	(51,844)	—	275,343

Total current liabilities	5,401,568	—	—	5,401,568
DEFERRED INCOME TAXES	222,803	(222,803)	—	—
LIABILITIES OF DISCONTINUED OPERATIONS	—	5,436,826	—	5,436,826
OTHER LIABILITIES	1,061,264	—	—	1,061,264
MORTGAGE NOTES PAYABLE, less current maturities	7,951,286	(3,907,203)	—	4,044,083
OTHER LONG-TERM DEBT, less current maturities	1,938,069	—	—	1,938,069

Total liabilities	16,574,990	1,306,820	—	17,881,810
COMMITMENTS AND CONTINGENCIES SHAREHOLDERS’ EQUITY:
Common stock	3,919,373	—	—	3,919,373
Additional paid-in capital	6,292,295	—	—	6,292,295
Retained earnings	5,193,941	—	—	5,193,941
Treasury stock (common shares)	(1,006,148)	—	—	(1,006,148)

Total shareholders’ equity	14,399,461	—	—	14,399,461

Total liabilities and shareholders’ equity	$30,974,451	$1,306,820	$—	$32,281,271

	As of April 30, 2010
			Reclassification
			Related to	As Recast for
			Discontinuance	Discontinued
		Adjustments for	of Real Estate	Operations and
	As Originally	Discontinued	Segment	Segment Change
	Reported	Operations	Reporting	(Note 15)
Consolidated balance sheet
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,923,641	$—	$—	$1,923,641
Receivables:
Trade accounts and notes, net of allowance for doubtful accounts	973,442	(20,367)	—	953,075
Contracts, net of allowance for doubtful accounts	3,337,177	—	—	3,337,177
Costs and earnings in excess of billings	715,129	—	—	715,129
Assets of discontinued operations	150,970	37,857	—	188,827
Deferred income taxes	401,223	(8)	—	401,215
Other current assets	1,265,326	(17,482)	—	1,247,844

Total current assets	8,766,908	—	—	8,766,908
INCOME-PRODUCING PROPERTIES, net	8,701,893	(4,578,796)	(4,123,097)	—
PROPERTY AND EQUIPMENT, net	682,445	—	4,123,097	4,805,542
ASSETS OF DISCONTINUED OPERATIONS	8,881,447	4,885,780	—	13,767,227
DEFERRED INCOME TAXES	6,666	1,712,288	—	1,718,954
OTHER ASSETS:
Real estate held for future development or sale	853,109	—	—	853,109
Intangible assets, net	2,684,057	(288,183)	—	2,395,874
Goodwill	6,354,002	—	—	6,354,002
Other assets	2,909,158	(18,801)	—	2,890,357

Total assets	$39,839,685	$1,718,288	$—	$41,551,973

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Trade and subcontractors payables	$2,465,112	$—	$—	$2,465,112
Accrued expenses	1,429,321	(50,783)	—	1,378,538
Deferred revenue	507,383	—	—	507,383
Billings in excess of costs and earnings	53,100	—	—	53,100
Liabilities of discontinued operations	417,681	102,627	—	520,308
Short-term debt and current maturities of long-term debt	322,436	(51,844)	—	270,592

Total current liabilities	5,195,033	—	—	5,195,033
LIABILITIES OF DISCONTINUED OPERATIONS	7,943,165	5,644,667	—	13,587,832
OTHER LIABILITIES	1,039,633	—	—	1,039,633
MORTGAGE NOTES PAYABLE, less current maturities	8,040,375	(3,932,379)	—	4,107,996
OTHER LONG-TERM DEBT, less current maturities	1,832,000	—	—	1,832,000

Total liabilities	24,050,206	1,712,288	—	25,762,494
COMMITMENTS AND CONTINGENCIES SHAREHOLDERS’ EQUITY:
Common stock	3,919,773	—	—	3,919,773
Additional paid-in capital	6,206,521	—	—	6,206,521
Retained earnings	6,669,330	—	—	6,669,330
Treasury stock (common shares)	(1,006,145)	—	—	1,006,145

Total shareholders’ equity	15,789,479	—	—	15,789,479

Total liabilities and shareholders’ equity	$39,839,685	$1,712,288	$—	$41,551,973

	For the Second Quarter Ended October 31, 2010
			As Recast for
		Adjustments for	Discontinued
	As Originally	Discontinued	Operations
	Reported	Operations	(Note 15)
Consolidated statement of operations
REVENUES:
Building Performance Efficiency (“BPE”)	$7,519,147	$—	$7,519,147
Other (formerly “Real Estate”)	252,587	(141,780)	110,807

	7,771,734	(141,780)	7,629,954

COST OF REVENUES:
BPE	5,403,096	—	5,403,096
Other (formerly “Real Estate”)	241,475	(80,129)	161,345

	5,644,571	(80,129)	5,564,442

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	2,552,113	(1,896)	2,550,217

OTHER (INCOME) AND EXPENSES:
Other income	(72,457)	(5,091)	(67,366)
Interest income	(22)	—	(22)
Interest expense	175,273	(63,473)	111,800
Loss on impairment of income-producing property	589,559	(589,559)	—

	692,353	(647,941)	44,412

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(1,117,303)	588,186	(529,117)
INCOME TAX BENEFIT	(418,962)	208,909	(210,053)

LOSS FROM CONTINUING OPERATIONS	(698,341)	379,277	(319,064)

DISCONTINUED OPERATIONS:
Loss from discontinued operations, adjusted for applicable income tax benefit	(3,120)	(379,277)	(382,397)
Gain on disposition of income-producing properties, adjusted for applicable income tax expense	49,633	—	49,633

EARNINGS (LOSS) FROM DISCONTINUED OPERATIONS	46,513	(379,277)	(332,764)

NET LOSS	$(651,828)	$—	$(651,828)

NET (LOSS) EARNINGS PER SHARE:
From continuing operations — basic and diluted	$(0.19)	$0.10	$(0.09)
From discontinuing operations — basic and diluted	0.01	(0.10)	(0.09)

NET LOSS PER SHARE — BASIC AND DILUTED	$(0.18)	$—	$(0.18)

	For the Six Months Ended October 31, 2010
			As Recast for
		Adjustments for	Discontinued
	As Originally	Discontinued	Operations
	Reported	Operations	(Note 15)
Consolidated statement of operations
REVENUES:
Building Performance Efficiency (“BPE”)	$12,360,874	$—	$12,360,874
Other (formerly “Real Estate”)	502,054	(287,379)	214,675

	12,862,928	(287,379)	12,575,549

COST OF REVENUES:
BPE	8,968,113	—	8,968,113
Other (formerly “Real Estate”)	492,471	(156,819)	335,652

	9,460,584	(156,819)	9,303,765

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	5,048,557	(3,792)	5,044,765

OTHER (INCOME) AND EXPENSES:
Other income	(45,825)	1,450	(44,375)
Interest income	(39)	—	(39)
Interest expense	347,241	(126,451)	220,790
Loss on impairment of income-producing property	589,559	(589,559)	—

	890,936	(714,560)	176,376

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(2,537,149)	587,792	(1,949,357)
INCOME TAX BENEFIT	(1,028,602)	223,361	(805,241)

LOSS FROM CONTINUING OPERATIONS	(1,508,547)	364,431	(1,144,116)

DISCONTINUED OPERATIONS:
Earnings (Loss) from discontinued operations, adjusted for applicable income tax (expense) benefit	6,403	(364,431)	(358,028)
Gain on disposition of income-producing properties, adjusted for applicable income tax expense	100,573	—	100,573

EARNINGS (LOSS) FROM DISCONTINUED OPERATIONS	106,976	(364,431)	(257,455)

NET LOSS	$(1,401,571)	$—	$(1,401,571)

NET (LOSS) EARNINGS PER SHARE:
From continuing operations — basic and diluted	$(0.41)	$0.10	$(0.31)
From discontinuing operations — basic and diluted	0.03	(0.10)	(0.07)

NET LOSS PER SHARE — BASIC AND DILUTED	$(0.38)	$—	$(0.38)

	For the Second Quarter Ended October 31, 2009
			As Recast for
		Adjustments for	Discontinued
	As Originally	Discontinued	Operations
	Reported	Operations	(Note 15)
Consolidated statement of operations
REVENUES:
BPE	$3,922,541	$—	$3,922,541
Other (formerly “Real Estate”)	240,875	(134,858)	106,017

	4,163,416	(134,858)	4,028,558

COST OF REVENUES:
BPE	2,670,904	—	2,670,904
Other (formerly “Real Estate”)	253,909	(86,138)	167,771

	2,924,813	(86,138)	2,838,675

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	2,293,974	(1,851)	2,292,123

OTHER (INCOME) AND EXPENSES:
Other income	(56,988)	4,588	(52,400)
Interest income	(2,326)	—	(2,326)
Interest expense	163,551	(64,267)	99,284

	104,237	(59,679)	44,558

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(1,159,608)	12,810	(1,146,798)
INCOME TAX BENEFIT	(418,583)	(7,241)	(425,824)

LOSS FROM CONTINUING OPERATIONS	(741,025)	20,051	(720,974)

DISCONTINUED OPERATIONS:
Earnings from discontinued operations, adjusted for applicable income tax (expense) benefit	33,003	(20,051)	12,952

EARNINGS FROM DISCONTINUED OPERATIONS	33,003	(20,051)	12,952

NET LOSS	$(708,022)	$—	$(708,022)

NET LOSS PER SHARE:
From continuing operations — basic and diluted	$(0.19)	$—	$(0.19)
From discontinuing operations — basic and diluted	—	—	—

NET LOSS PER SHARE — BASIC AND DILUTED	$(0.19)	$—	$(0.19)

	For the Six Months Ended October 31, 2009
			As Recast for
		Adjustments for	Discontinued
	As Originally	Discontinued	Operations
	Reported	Operations	(Note 15)
Consolidated statement of operations
REVENUES:
BPE	$7,795,649	$—	$7,795,649
Other (formerly “Real Estate”)	483,182	(276,130)	207,052

	8,278,831	(276,130)	8,002,701

COST OF REVENUES:
BPE	5,295,513	—	5,295,513
Other (formerly “Real Estate”)	524,394	(172,119)	352,275

	5,819,907	(172,119)	5,647,788

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	4,679,734	(3,702)	4,676,032

OTHER (INCOME) AND EXPENSES:
Other income	(67,252)	1,950	(65,302)
Interest income	(7,610)	—	(7,610)
Interest expense	327,361	(128,020)	199,341

	252,499	(126,070)	126,429

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(2,473,309)	25,761	(2,447,548)
INCOME TAX BENEFIT	(951,904)	9,789	(942,115)

LOSS FROM CONTINUING OPERATIONS	(1,521,405)	15,972	(1,505,433)

DISCONTINUED OPERATIONS:
Earnings from discontinued operations, adjusted for applicable income tax expense	107,797	(15,972)	91,825

EARNINGS FROM DISCONTINUED OPERATIONS	107,797	(15,972)	91,825

NET LOSS	$(1,413,608)	$—	$(1,413,608)

NET (LOSS) EARNINGS PER SHARE:
From continuing operations — basic and diluted	$(0.41)	$—	$(0.41)
From discontinuing operations — basic and diluted	0.03	(0.01)	0.02

NET LOSS PER SHARE — BASIC AND DILUTED	$(0.38)	$(0.01)	$(0.39)

	For the Six Months Ended October 31, 2010
			Reclassification
			Related to	As Recast for
			Discontinuance	Discontinued
		Adjustments for	of Real Estate	Operations and
	As Originally	Discontinued	Segment	Segment Change
	Reported	Operations	Reporting	(Note 15)
Consolidated statement of cash flows
Cash flows from operating activities:
Net loss	$(1,401,571)	$—	$—	$(1,401,571)
Adjustments to reconcile net loss to net cash used in operating activities:
(Earnings) loss from discontinued operations, net of tax	(106,976)	364,431	—	257,455
Loss on impairment of income-producing property	589,559	(589,559)	—	—
Gain on disposal of assets	(1,385)	—	—	(1,385)
Depreciation and amortization	586,257	(76,605)	—	509,652
Deferred tax benefit	(1,021,206)	223,361	—	(797,845)
Stock compensation expense	85,374	—	—	85,374
Adjustment to cash surrender value of life insurance	(34,771)	—	—	(34,771)
Straight-line rent	2,122	(1,054)	—	1,068
Provision for doubtful accounts, net	56,725	—	—	56,725
Changes in assets and liabilities:			—
Receivables	246,001	33,474	—	279,475
Costs and earnings in excess of billings	(537,901)	—	—	(537,901)
Other current and long-term assets	(413,660)	10,866	—	(402,794)
Trade and subcontractors payable	670,849	—	—	670,849
Accrued expenses and deferred revenue	(91,010)	(20,634)	—	(111,644)
Billings in excess of costs and earnings	36,302	—	—	36,302

Net cash used in operating activities	(1,335,291)	(55,720)	—	(1,391,011)

Cash flows from investing activities:
Premiums paid on officers’ life insurance policies	(5,464)	—	—	(5,464)
Purchase of money market account investment	(500,000)	—	—	(500,000)
Proceeds from termination of split-dollar life insurance agreement	194,601	—	—	194,601
Additions to income-producing properties	(6,280)	6,280	—	—
Additions to property and equipment	(38,510)	—	—	(38,510)
Additions to intangible assets	(195,039)	6,282	—	(188,757)
Proceeds from sale of property and equipment	5,454	—	—	5,454

Net cash used in investing activities	(545,238)	12,562	—	(532,676)

Cash flows from financing activities:
Mortgage repayments	(84,338)	25,176	—	(59,162)
Proceeds from other long-term debt	500,000	—	—	500,000
Cash dividends paid to shareholders	(73,818)	—	—	(73,818)

Net cash provided by financing activities	341,844	25,176	—	367,020

DISCONTINUED OPERATIONS:
Operating activities	51,467	49,439	—	100,906
Investing activities	1,987,556	(6,281)	—	1,981,275
Financing activities	(15,749)	(25,176)	—	(40,925)

Net cash provided by discontinued operations	2,023,274	17,982	—	2,041,256

Net increase in cash and cash equivalents	484,589	—	—	484,589
Cash at beginning of period	1,923,641	—	—	1,923,641

Cash at end of period	$2,408,230	$—	$—	$2,408,230

	For the Six Months Ended October 31, 2009
			Reclassification
			Related to	As Recast for
			Discontinuance	Discontinued
		Adjustments for	of Real Estate	Operations and
	As Originally	Discontinued	Segment	Segment Change
	Reported	Operations	Reporting	(Note 15)
Consolidated statement of cash flows
Cash flows from operating activities:
Net loss	$(1,413,608)	$—	$—	$(1,413,608)
Adjustments to reconcile net loss to net cash used in operating activities:
Earnings from discontinued operations, net of tax	(107,797)	(15,972)	—	(91,825)
Loss on disposal of assets	1,378	—	—	1,378
Depreciation and amortization	553,045	(71,353)	—	481,692
Deferred tax benefit	(977,983)	9,789	—	(968,194)
Stock compensation expense	93,034	—	—	93,034
Adjustment to cash surrender value of life insurance	(69,217)	—	—	(69,217)
Straight-line rent	(8,917)	1,984	—	(6,933)
Provision for doubtful accounts, net	(59,413)	—	—	(59,413)
Changes in assets and liabilities:
Receivables	(513,873)	15,421	—	(498,452)
Costs and earnings in excess of billings	374,801	—	—	374,801
Other current and long-term assets	(211,680)	7,642	—	(204,038)
Trade and subcontractors payable	(267,870)	733	—	(267,137)
Accrued expenses and deferred revenue	271,255	(21,748)	—	249,507
Billings in excess of costs and earnings	933,988	—	—	933,988

Net cash used in operating activities	(1,402,857)	(41,560)	—	(1,444,417)

Cash flows from investing activities:
Premiums paid on officers’ life insurance policies	(27,464)	—	—	(27,464)
Additions to income-producing properties	(128,925)	(205)	129,130	—
Additions to property and equipment	(60,028)	(4)	(129,130)	(189,162)
Additions to intangible assets	(314,192)	1,518	—	(312,674)
Proceeds from sale of property and equipment	2,000	—	—	2,000

Net cash used in investing activities	(528,609)	1,309	—	(527,300)

Cash flows from financing activities:
Mortgage repayments	(78,370)	23,606	—	(54,764)
Debt repayments	(100,000)	—	—	(100,000)
Repurchase of common stock	(4,625)	—	—	(4,625)
Cash dividends paid to shareholders	(111,683)	—	—	(111,683)

Net cash used in financing activities	(294,678)	23,606	—	(271,072)

DISCONTINUED OPERATIONS:
Operating activities	358,323	41,769	—	400,092
Investing activities	49,764	(1,518)	—	48,246
Financing activities	(99,648)	(23,606)	—	(123,254)

Net cash provided by discontinued operations	308,439	16,645	—	325,084

Net decrease in cash and cash equivalents	(1,917,705)	—	—	(1,917,705)
Cash at beginning of period	4,821,126	—	—	4,821,126

Cash at end of period	$2,903,421	$—	$—	$2,903,421

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
Financial instruments in the Company’s condensed consolidated financial statements that are measured and recorded at fair value on a recurring basis are (1) executive deferred compensation plan and directors’ deferred compensation plan assets, which are included in “Other Assets” in the condensed consolidated balance sheet; and (2) the corresponding liability owed to the plans’ participants that is equal in value to the plans’ assets, which is included in “Other Liabilities” in the condensed consolidated balance sheet. Given that the plans’ assets are invested in mutual funds and money market funds for which quoted market prices are readily available, the quoted prices are considered Level 1 inputs. Based on the quoted prices of the related investments, the fair value of the executive deferred compensation plan and directors’ deferred compensation plan assets and the corresponding liability were $972,664 and $947,023 as of October 31, 2010, and April 30, 2010, respectively.
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
Based on the borrowing rates currently available for mortgage notes with similar terms and average maturities, the carrying value of the mortgage notes payable is a reasonable estimate of fair value. The fair value of mortgage notes payable was $4,278,816 and $4,368,245 as of October 31, 2010, and April

30, 2010, respectively. Based on the borrowing rates currently available for bank loans with similar terms and average maturities, the carrying value of the other debt is considered a reasonable estimate of fair value. The fair value of other debt was $2,074,941 and $1,950,109 as of October 31, 2010, and April 30, 2010, respectively.
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
The Company recognized approximately $2,235,000 and $3,775,000 in revenue for the second quarter and the six (6) months ended October 31, 2010, respectively, from an affiliate of a member of the Board of Directors associated with a contract for energy savings projects. The related accounts receivable and costs and earnings in excess of billings as of October 31, 2010, were approximately $1,001,000 and $1,007,000, respectively.
NOTE 13. SUBSEQUENT EVENTS
On December 15, 2010, the Company sold its owned shopping center in Smyrna, Tennessee, for a sales price of approximately $4.33 million. The sale generated net cash proceeds of approximately $250,000, after deducting:

•	approximately $3.95 million for assumption of the mortgage note; and

•	approximately $125,000 for closing costs and prorations.
Given this event, the Company recorded an impairment loss of approximately $590,000 in the Company’s condensed consolidated statement of operations for the quarter ended October 31, 2010.
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
NOTE 15. RESTATEMENT OF CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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
Upon further analysis during April 2011, the Company determined that it had actually entered into the three-year cumulative book loss position in the fourth quarter of fiscal year 2009. As a result, the Company should not have used future earnings projections to analyze recoverability since the fourth quarter of fiscal 2009. The result of this error is that the Company understated its deferred tax asset valuation allowance by approximately $799,000 and $600,000 as of October 31, 2010, and April 30, 2010, respectively. Additionally, the Company understated its net loss by approximately $36,000 and $199,000 for the three and six month periods ended October 31, 2010, respectively, and $96,000 and $167,000 for the three and six month periods ended October 31, 2009, respectively.

The results of the above are summarized in the tables below.

	As of October 31, 2010
	As Recast for
	Discontinued
	Operations and
	Segment
	Change
	(Note 10)	Adjustments	As Restated
Consolidated balance sheet accounts impacted by restatement:
Deferred income taxes (current)	$344,545	$(35,966)	$308,579
Total current assets	9,831,930	(35,966)	9,795,964
Deferred income taxes (non-current)	1,306,820	(763,212)	543,608
Total assets	32,281,271	(799,178)	31,482,093
Retained earnings	5,193,941	(799,178)	4,394,763
Total shareholders’ equity	14,399,461	(799,178)	13,600,283
Total liabilities and shareholders’ equity	32,281,271	(799,178)	31,482,093

	As of April 30, 2010
	As Recast for
	Discontinued
	Operations and
	Segment
	Change
	(Note 10)	Adjustments	As Restated
Consolidated balance sheet accounts impacted by restatement:
Deferred income taxes (current)	$401,215	$(41,118)	$360,097
Total current assets	8,766,908	(41,118)	8,725,790
Deferred income taxes (non-current)	1,718,954	(558,583)	1,160,371
Total assets	41,551,973	(599,701)	40,952,272
Retained earnings	6,669,330	(599,701)	6,069,629
Total shareholders’ equity	15,789,479	(599,701)	15,189,778
Total liabilities and shareholders’ equity	41,551,973	(599,701)	40,952,272

	For the Second Quarter Ended October 31, 2010
	As Recast for
	Discontinued
	Operations
	(Note 10)	Adjustments	As Restated
Consolidated statement of operations accounts impacted by restatement:
Income tax benefit	$(210,053)	$36,493	$(173,560)
Loss from continuing operations	(319,064)	(36,493)	(355,557)
Net loss	(651,828)	(36,493)	(688,321)
Net loss per share from continuing operations	$(0.09)	$(0.01)	$(0.10)
Net loss per share from discontinued operations	(0.09)	—	(0.09)
Net loss per share — basic and diluted	(0.18)	(0.01)	(0.19)

	For the Six Months Ended October 31, 2010
	As Recast for
	Discontinued
	Operations
	(Note 10)	Adjustments	As Restated
Consolidated statement of operations accounts impacted by restatement:
Income tax benefit	$(805,241)	$199,477	$(605,764)
Loss from continuing operations	(1,144,116)	(199,477)	(1,343,593)
Net loss	(1,401,571)	(199,477)	(1,601,048)
Net loss per share from continuing operations	$(0.31)	$(0.06)	$(0.37)
Net loss per share from discontinued operations	(0.07)	—	(0.07)
Net loss per share — basic and diluted	(0.38)	(0.06)	(0.44)
Consolidated statement of cash flows accounts impacted by restatement:
Net loss	$(1,401,571)	$(199,477)	$(1,601,048)
Deferred tax benefit	(797,845)	199,477	(598,368)

	For the Second Quarter Ended October 31, 2009
	As Recast for
	Discontinued
	Operations
	(Note 10)	Adjustments	As Restated
Consolidated statement of operations accounts impacted by restatement:
Income tax benefit	$(425,824)	$95,717	$(330,107)
Loss from continuing operations	(720,974)	(95,717)	(816,691)
Net loss	(708,022)	(95,717)	(803,739)
Net loss per share from continuing operations	$(0.19)	$(0.03)	$(0.22)
Net earnings per share from discontinued operations	—	—	—
Net loss per share — basic and diluted	(0.19)	(0.03)	(0.22)

	For the Six Months Ended October 31, 2009
	As Recast for
	Discontinued
	Operations
	(Note 10)	Adjustments	As Restated
Consolidated statement of operations accounts impacted by restatement:
Income tax benefit	$(942,115)	$167,022	$(775,093)
Loss from continuing operations	(1,505,433)	(167,022)	(1,672,455)
Net loss	(1,413,608)	(167,022)	(1,580,630)
Net loss per share from continuing operations	$(0.41)	$(0.04)	$(0.45)
Net earnings per share from discontinued operations	0.02	—	0.02
Net loss per share — basic and diluted	(0.39)	(0.04)	(0.43)
Consolidated statement of cash flows accounts impacted by restatement:
Net loss	$(1,413,608)	$(167,022)	$(1,580,630)
Deferred tax benefit	(968,194)	167,022	(801,172)
Additionally, subsequent to the filing of the Form 10-Q for the quarter ended October 31, 2010, the Company has included a disclosure associated with a BPE contract with a related party. See Note 12 “Related Party Transactions” for more information.

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
The Company’s financial condition as of October 31, 2010, and April 30, 2010, the results of operations for the three and six month periods ended October 31, 2010 and 2009, and the cash flows for the six month periods ended October 31, 2010 and 2009, have been recast and restated. All information and disclosures in this management’s discussion and analysis have been updated to reflect the effects of such recasting and restatement. For a more detailed description of the recasting and restatement, see Notes 6, 10, and 15 of the Notes to the accompanying condensed consolidated financial statements in this Amendment No. 1 to the Company’s Quarterly Report on Form 10-Q/A for the quarter ended October 31, 2010.
The Company’s fiscal year 2011 will end on April 30, 2011.
OVERVIEW
The Company entered fiscal year 2011 with significant momentum at its BPE Segment as the result of an order backlog of $15.4 million, which at that time represented the highest backlog achieved by the BPE Segment in the Company’s history. As a result, BPE generated $12.4 million in revenues in the first six (6) months of fiscal 2011, including $7.5 million of revenues and $383,000 of pre-tax earnings (including intersegment revenues, costs and expenses) in the second quarter. The second quarter revenues were the highest revenues generated in a fiscal quarter by the BPE Segment in the Company’s history, and represented an increase of 92% compared to the same period in fiscal 2010, including a 183% year-over-year increase in Energy Savings Projects revenues. The revenues in the first six (6) months of fiscal 2011 represented an increase of 59% compared to the same period in fiscal 2010, including a 117% year-over-year increase in Energy Savings Projects revenues. Correspondingly, BPE’s new order activity also strengthened materially in the second quarter, as new customer orders exceeded BPE revenues by $2.1 million. As a result, the Company achieved a record level of order backlog for the BPE Segment of $16.3 million as of October 31, 2010, which was 21% higher than the backlog at July 31, 2010, and was 132% higher than the backlog at October 31, 2009. The new order activity in the second quarter included the award of a $5.8 million design-build retro-commissioning project for the Georgia Department of Corrections under a contract with the Georgia Environmental Finance Authority, which the Company commenced during the quarter and expects to substantially complete by the end of calendar year 2011.
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
To support ongoing revenue growth, the Company anticipates continued strong BPE order growth from customers in the government sector and the private sector. The BPE Segment offers the government sector many of the same offerings it provides to its private sector customers, including energy savings projects and other energy efficiency-focused products and services, through direct government contracts and by acting as a subcontractor to large energy services company (“ESCOs”). The BPE Segment has a long history of providing energy efficiency services to a wide range of government facilities, including U.S. military bases, federal and state prisons, and large public educational facilities, school districts, and a variety of other federal, state and municipal buildings and facilities. The Company has business relationships with a number of government entities and with several of the large ESCOs selected by the U.S. Department of Energy in December 2008 to perform federally-funded projects to improve the energy efficiency of government buildings. The Company also expects to build on its recent successes in the private sector by continuing to broaden its customer base of Fortune 500 companies and large asset and property managers that own or manage numerous facilities across the country. As a result of many funded and proposed government mandates to improve the efficiency of federal, state and local government facilities, as well as a growing awareness in corporate America of the benefits of sustainability and energy efficiency, the Company believes that it is well positioned for significant ongoing revenue growth in both the government and private sectors.
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
Liquidity
The Company’s cash increased by 34% during the second quarter of fiscal 2011, as operating activities provided cash of $603,000 during the quarter. Despite this increase in cash and the recent successes and achievements of the BPE Segment described above, the Company’s loss from continuing operations in the first quarter of fiscal 2011 resulted in significant usage of the Company’s cash, continuing the trend of substantial cash usage to fund operating losses in several consecutive preceding fiscal quarters. Although the BPE Segment generated positive EBITDA and net earnings from operations in the fourth quarter of fiscal 2010 and in the second quarter of fiscal 2011, and is expected to generate positive EBITDA and net earnings for the full fiscal year 2011, a longer period of time will be required before the BPE Segment is able to generate sufficient sustained cash flow to fully fund the Company’s consolidated operations. The Company believes that it has, or can obtain, sufficient capital resources to operate its business in the ordinary course until the BPE Segment begins to generate sufficient sustained cash flow to fund the Company’s consolidated operations, which it may seek to obtain using any of the methods described below in “Liquidity and Capital Resources;” however, there can be no assurance that the Company will be successful in these efforts.
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

REVENUES
From Continuing Operations
For the second quarter of fiscal 2011, consolidated revenues from continuing operations, prior to intercompany revenues, were $7,629,954 compared to $4,028,558 for the second quarter of fiscal 2010, an increase of approximately 89%. For the first six (6) months of fiscal 2011, consolidated revenues from continuing operations, prior to intercompany revenues, were $12,575,549, compared to $8,002,701 for the first six (6) months of fiscal 2010, an increase of approximately 57%.
CHART A
REVENUES FROM CONTINUING OPERATIONS
(Dollars in Thousands)

	Second Quarter Ended				Six Months Ended
	October 31,		Amount	Percentage	October 31,		Amount	Percentage
	2010	2009	Change	Change	2010	2009	Change	Change

BPE (1)	$7,519	$3,923	$3,596	92	$12,361	$7,796	$4,565	59
Other	111	106	5	5	215	207	8	4

	$7,630	$4,029	$3,601	89	$12,576	$8,003	$4,573	57

NOTES TO CHART A
(1)	The following table indicates the BPE Segment revenues by service and product type:
BPE SEGMENT REVENUES — SUMMARY BY SERVICE & PRODUCT TYPE
(Dollars in Thousands)

	Second Quarter Ended				Six Months Ended
	October 31,		Amount	Percentage	October 31,		Amount	Percentage
	2010	2009	Change	Change	2010	2009	Change	Change

Energy Savings Projects	$5,803	$2,048	$3,755	183	$8,822	$4,061	$4,761	117
Lighting Products	531	485	46	9	1,216	941	275	29
Energy Management Services	427	458	(31)	(7)	767	1,022	(255)	(25)
Fifth Fuel Management Services	34	—	34	—	91	—	91	—
Productivity Software	724	932	(208)	(22)	1,465	1,772	(307)	(17)

	$7,519	$3,923	$3,596	92	$12,361	$7,796	$4,565	59

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
BPE Segment revenues increased by approximately $4,565,000, or 59%, in the first six (6) months of fiscal 2011 compared to the same period in fiscal 2010, primarily due to:
(a)	an increase in energy savings (lighting and mechanical) project revenues of approximately $4,761,000;

(b)	an increase in lighting product revenues of approximately $275,000; and

(c)	approximately $91,000 in revenues from the Company’s new Fifth Fuel Management™ service offering;
partially offset by:
(d)	a decrease in energy management service revenues of approximately $255,000; and

(e)	a decrease in productivity software revenues of approximately $307,000.
The following table indicates the backlog of contracts.

			Increase
	October 31,		(Decrease)
	2010	2009	Amount	Percentage

BPE (1)	$16,299,000	$7,027,000	$9,272,000	132
Other (2)	405,000	395,000	10,000	3

Total Backlog	$16,704,000	$7,422,000	$9,282,000	125

(1)	BPE backlog at October 31, 2010, increased by approximately $9,272,000, or 132%, compared to the year-earlier period, primarily due to:
(a)	an increase of approximately $8,262,000 in energy savings (lighting and mechanical) projects;

(b)	approximately $622,000 in backlog from BPE’s new Fifth Fuel Management TM service offering; and

(c)	an increase of approximately $349,000 in energy management consulting services.
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
COST OF REVENUES
From Continuing Operations
As a percentage of total segment revenues from continuing operations (see Chart A), the total applicable costs of revenues (see Chart B), prior to intercompany costs, were 73% and 70% for the second quarters of fiscal 2011 and 2010, respectively, and were 74% and 71% for the first six (6) months of fiscal 2011 and 2010, respectively. In reviewing Chart B, the reader should recognize that the volume of revenues generally will affect the amounts and percentages presented.
The figures in Chart B are prior to intercompany costs.
CHART B
COST OF REVENUES
FROM CONTINUING OPERATIONS
(Dollars in Thousands)

			Percentage of				Percentage of
			Revenues for the				Revenues for the
	Second Quarter Ended		Second Quarter Ended		Six Months Ended		Six Months Ended
	October 31,		October 31,		October 31,		October 31,
	2010	2009	2010	2009	2010	2009	2010	2009

BPE (1)	$5,403	$2,671	72	68	$8,968	$5,296	73	68
Other	161	168	146	158	336	352	156	170

	$5,564	$2,839	73	70	$9,304	$5,648	74	71

NOTES TO CHART B
(1)	BPE Segment cost of revenues increased by approximately $2,732,000, or 102%, and by approximately $3,672,000, or 69%, in the second quarter and the first six (6) months of fiscal 2011, respectively, compared to the same periods in fiscal 2010, primarily due to a corresponding increase in revenues (See Chart A).

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
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
From Continuing Operations
As a percentage of total segment revenues from continuing operations (see Chart A), the total applicable selling, general and administrative expenses (“SG&A”) (see Chart C), prior to intercompany expenses, were 33% and 57%, for the second quarters of fiscal 2011 and 2010, respectively, and were 40% and 58% for the first six (6) months of fiscal 2011 and 2010, respectively. In reviewing Chart C, the reader should recognize that the volume of revenues generally will affect the amounts and percentages presented. The percentages in Chart C are based upon expenses as they relate to segment revenues from continuing operations (see Chart A), with the exception that Corporate and total expenses relate to total consolidated revenues from continuing operations.

The figures in Chart C are prior to intercompany expenses.
CHART C
SELLING, GENERAL AND ADMINSTRATIVE EXPENSES
FROM CONTINUING OPERATIONS
(Dollars in Thousands)

			Percentage of				Percentage of
			Revenues for the				Revenues for the
	Second Quarter Ended		Second Quarter Ended		Six Months Ended		Six Months Ended
	October 31,		October 31,		October 31,		October 31,
	2010	2009	2010	2009	2010	2009	2010	2009

BPE (1)	$1,428	$1,362	19	35	$3,005	$2,722	24	35
Corporate (2)	1,122	930	15	23	2,040	1,954	16	24

	$2,550	$2,292	33	57	$5,045	$4,676	40	58

NOTES TO CHART C
(1)	BPE Segment SG&A expenses increased by approximately $283,000, or 10%, in the first six (6) months of fiscal 2011 compared to the same period in fiscal 2010, primarily due to higher personnel-related costs, product development expenses, and sales and marketing expenses.

On a percentage-of-revenue basis, BPE Segment SG&A expenses decreased by approximately 16% and 11% in the second quarter and the first six (6) months of fiscal 2011, respectively, compared to the same periods in fiscal 2010, primarily due to the increases in revenues (see Chart A) without corresponding proportional increases in expenses.

(2)	Corporate SG&A expenses increased by approximately $192,000, or 21%, and by approximately $86,000, or 4%, in the second quarter and the first six (6) months of fiscal 2011, respectively, compared to the same periods in fiscal 2010, primarily due to increases in consulting, legal, and non-employee directors’ fees and investor relations expenses, partially offset by reductions in audit and tax fees.

On a percentage-of-revenue basis, Corporate SG&A expenses decreased by 8% in both the second quarter and first six (6) months of fiscal 2011, compared to the same respective periods in fiscal 2010, primarily due to the increase in revenues (see Chart A) without corresponding proportional increases in expenses.
EARNINGS (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES
Consolidated loss from continuing operations before income taxes was $529,117 in the second quarter of fiscal 2011, compared to $1,146,798 in the same period of fiscal 2010, a decrease of $617,681, or 54%. For the first six (6) months of fiscal 2011, the consolidated loss from continuing operations before income taxes was $1,949,357, compared to $2,447,548 in the same period of fiscal 2010, a decrease of $498,191, or 20%.

The figures in Chart D are prior to intersegment revenues, costs and expenses.
CHART D
EARNINGS (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES
(Dollars in Thousands)

	Second Quarter Ended		(Increase)	Six Months Ended		(Increase)
	October 31,		Decrease	October 31,		Decrease
	2010	2009	Amount	2010	2009	Amount

BPE (1)	$697	$(75)	$772	$383	$(199)	$582
Corporate (2)	(1,226)	(1,072)	(154)	(2,332)	(2,249)	(83)

Total	$(529)	$(1,147)	$618	$(1,949)	$(2,448)	$499

NOTES TO CHART D
(1)	BPE Segment earnings before income taxes of approximately $697,000 in the second quarter of fiscal 2011 represents growth in earnings of approximately $772,000 compared to the same period in fiscal 2010, primarily due to an increase in revenues of approximately $3,596,000 (see Chart A) and an increase in gross margin of approximately $864,000, partially offset by an increase in SG&A expenses of approximately $66,000 (see Chart C).

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

(2)	Corporate loss before income taxes increased by approximately $154,000, or 14%, and by approximately $83,000, or 4%, in the second quarter and the first six (6) months of fiscal 2011, respectively, compared to the same periods in fiscal 2010, primarily due to increases in SG&A expenses of approximately $192,000 and $86,000 respectively (see Chart C).
INCOME TAX BENEFIT
The Company’s effective rate for income taxes, based upon estimated annual income tax rates, approximated 31.1% of the loss from continuing operations before income taxes in the first six (6) months of fiscal 2011 and 31.7% in the comparable period in fiscal year 2010. The effective rates in both periods reflect the valuation allowances recorded against the Company’s state deferred tax assets as described in Note 15 to the condensed consolidated financial statements.

DISCONTINUED OPERATIONS
On December 15, 2010, the Company sold its owned shopping center in Smyrna, Tennessee, for a sales price of approximately $4.3 million. The sale generated net cash proceeds of approximately $250,000, after deducting approximately $125,000 for closing costs and prorations, and net of the approximately $3.9 million mortgage note, which was assumed by the buyer. The Company recognized a pre-tax loss on the sale of approximately $6,000. Prior to the sale, the Company recorded an impairment loss of approximately $590,000 in the condensed consolidated statement of operations in the second quarter of fiscal 2011 (see Note 10 “Discontinued Operations” to the condensed consolidated financial statements for more information). The Company recognized federal and state tax benefits of approximately $198,000 on the disposition. These tax benefits primarily resulted from the operating losses of the property during the current fiscal year, which included the impairment loss of approximately $590,000 mentioned above.
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
LIQUIDITY AND CAPITAL RESOURCES
Between April 30, 2010, and October 31, 2010, the Company’s cash increased by a total of approximately $484,589, or 25%. The Company’s working capital increased by approximately $864,000, or 24%, between April 30, 2010, and October 31, 2010.
The following describes the changes in the Company’s cash from April 30, 2010, to October 31, 2010:

Operating activities used cash of approximately $1,391,000, primarily as a result of:
(a)	current year losses from continuing operations before depreciation, amortization, and income taxes of approximately $1,439,000;

(b)	an increase in costs and earnings in excess of billings of approximately $538,000; and

(c)	an increase in other current and long-term assets of approximately $403,000;
partially offset by:
(d)	an increase in trade accounts payable, accrued expenses, and other liabilities of approximately $559,000; and

(e)	a decrease in net accounts receivable of approximately $336,000.
Investing activities used cash of approximately $533,000, primarily as a result of:
(a)	$500,000 used for the purchase of a held-to-maturity investment; and

(b)	approximately $189,000 used for additions to intangible assets, primarily related to enhancements to the BPE Segment’s proprietary building productivity software solutions;
partially offset by:
(c)	proceeds of approximately $195,000 from the termination of a split-dollar life insurance agreement.
Financing activities provided cash of approximately $367,000, primarily as a result of:
(a)	proceeds from other long-term debt of $500,000;
partially offset by:
(b)	scheduled principal payments on the mortgage note on the corporate headquarters building of approximately $59,000; and

(c)	payment of the regular quarterly cash dividends to shareholders of approximately $74,000.
Discontinued operations provided cash of approximately $2,041,000, primarily as a result of the sale of an income-producing property.
During the second quarter of fiscal 2011, operating activities provided approximately $603,000 of cash, primarily due to the increase in accounts payable, partially offset by the operating loss in the quarter, whereas during the first quarter of fiscal 2011, operating activities used approximately $1,994,000 of cash, primarily due to the operating loss in the quarter and the reduction in accounts payable, partially offset by a reduction in accounts receivable. The significantly higher BPE Segment revenues in the second quarter, in combination with BPE’s increased order activity and higher backlog at October 31, 2010, as discussed above, are expected to result in substantially higher full-year revenues in fiscal 2011. As a result, management believes that the BPE Segment will be able to generate cash flow from operations for the year. However, management believes that a longer period of time will be required before the BPE Segment is able to generate sufficient sustained cash flow to fully fund the Company’s consolidated operations. Recent growth in BPE’s business has strained the Company’s capital resources. However, the Company believes that it has sufficient capital resources on hand to operate its business in the ordinary course for the next twelve (12) months. The Company also currently believes that it has, or can obtain, sufficient capital resources to continue to operate its business in the ordinary course until the BPE Segment begins to generate sufficient sustained cash flow to fully fund the Company’s consolidated operations, although there can be no guarantee that this will be the case, particularly if the macro-economic conditions experienced in recent fiscal years continue for an extended period of time, or worsen.

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

Capital Expenditures
The Company has no material commitments for capital expenditures. However, the Company does expect that total capital spending in fiscal year 2011 will approximate $540,000, including BPE Segment expenditures of approximately $300,000 for proprietary BPE technology solutions and approximately $190,000 for property and equipment, and Corporate expenditures of approximately $40,000. Of these forecasted amounts, approximately $200,000, or 41%, of the BPE Segment expenditures were already expended during the first six (6) months of the fiscal year. No significant amounts of the forecasted Corporate expenditures were expended during the first six (6) months of the fiscal year.
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
Mortgage Notes and Other Long-Term Debt
The Company currently has one (1) mortgage note on long-term real estate assets in the approximate amount of $4.2 million and two (2) other long-term debt obligations in the approximate aggregate amount of $1.0 million. The mortgage loan contains a provision that requires a corporate subsidiary to maintain a net worth of at least $2 million. The subsidiary referred to in this mortgage loan provision had a net worth of approximately $16.4 million as of October 31, 2010. None of the Company’s other long-term debt obligations have any financial or non-financial covenants. The mortgage note matures on August 1, 2012.
The cash principal payment obligations during the next twelve (12) months related to the Company’s long-term debt are expected to be approximately $275,000.

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
The Company will have to generate $6.4 million of taxable income in future years to realize the federal NOL carryforwards and an additional $26.0 million of taxable income in future years to realize the state NOL carryforwards. These amounts of taxable income would allow for the reversal of the $3.2 million DTA related to NOL carryforwards. There is a long carryforward period remaining for the NOL carryforwards. The oldest federal NOL carryforwards will expire in the April 30, 2024, tax-year, and the most recent federal NOL carryforwards will expire in the April 30, 2031, tax-year. The significant state NOL carryforwards will also expire between the April 30, 2024, and April 30, 2031, tax years. The Company has no material permanent book/tax differences.

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
Based on management’s evaluation, the Chief Executive Officer and Chief Financial Officer initially concluded that the Company’s disclosure controls and procedures were effective, as of the end of the period covered by this report, to provide reasonable assurance that the objectives of disclosure controls and procedures were met. However, as a result of the identification of the issue that caused the restatement described in Note 15 to the condensed consolidated financial statements and management’s determination that there is a material weakness in the Company’s internal control over financial reporting in the area of accounting for income taxes, as described below, the Chief Executive Officer and Chief Financial Officer have subsequently concluded that the Company’s disclosure controls and procedures were not effective as of October 31, 2010.
Changes in Internal Control Over Financial Reporting
There was no change in the Company’s internal control over financial reporting that occurred during the period covered by this quarterly report on Form 10-Q/A that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. However, management is currently in the process of implementing changes to the Company’s internal control over financial reporting to remediate the material weakness related to the Company’s accounting for income taxes described below, which resulted in the restatement described in Note 15 to the condensed consolidated financial statements.
A material weakness in internal control over financial reporting is a deficiency, or a combination of deficiencies, such that there is a reasonable possibility that a material misstatement of a company’s financial statement will not be prevented or detected on a timely basis by the company’s internal controls. The restatement of the Company’s financial statements resulted from an error in the timing of recording a valuation allowance for its state deferred tax assets in accordance with ASC 740, Accounting for Income Taxes, related to the recoverability of the deferred tax assets, as more fully described in Note 15 to the condensed consolidated financial statements included in this Amendment 1. Management believes that this error constitutes a material weakness in the design of the Company’s internal control over financial reporting in the area of accounting for income taxes and has begun to take the following steps to remediate the deficiency:
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