Form 10-Q/A
period 2011-01-31
SERVIDYNE, INC.
filed 2011-06-02
CIK 1923

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
ITEM 4. CONTROLS AND PROCEDURES
PART II. OTHER INFORMATION
ITEM 6. EXHIBITS
SIGNATURES
EX-31.1
EX-31.2
EX-32.1
EX-32.2

Explanatory Note
Servidyne, Inc. is filing this Amendment No. 1 to the Company’s Quarterly Report on Form 10-Q/A for the quarter ended January 31, 2011, originally filed with the Securities and Exchange Commission (the “SEC”) on March 17, 2011 (the “Original Quarterly Report”), to restate and recast the Condensed Consolidated Balance Sheet as of April 30, 2010, the Condensed Consolidated Statements of Operations for the three and nine month periods ended January 31, 2011 and 2010, the Condensed Consolidated Statements of Cash Flows for the nine month periods ended January 31, 2011 and 2010, and certain footnote disclosures thereto.
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
Upon further analysis during April 2011, the Company determined that it had actually entered into the three-year cumulative book loss position in the fourth quarter of fiscal year 2009. As a result, the Company should not have used future earnings projections to analyze recoverability since the fourth quarter of fiscal 2009. The result of this error is that the Company understated its deferred tax asset valuation allowance by approximately $600,000 as of April 30, 2010. Additionally, the Company overstated its net loss by approximately $799,000 and $600,000 for the three and nine month periods ended January 31, 2011, respectively, and overstated its net earnings by approximately $7,000 and understated its net loss by approximately $174,000 for the three and nine month periods ended January 31, 2010, respectively.
See Note 16 to the condensed consolidated financial statements for more information regarding the restatement.
The following sections have been amended from the Original Quarterly Report as a result of the restatement described above:
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
Except as set forth herein, the original filing of the quarterly report has not been amended. The original filing should be read in conjunction with this Amendment No. 1. To the extent not addressed herein or in the original filing, events occurring subsequent to the quarter ended January 31, 2011, have been or will be addressed in the Company’s filings with the SEC for subsequent periods.

SERVIDYNE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

		April 30, 2010
	January 31, 2011	(Restated)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,923,907	$1,923,641
Receivables (Note 5):
Trade accounts and notes, net of allowance for doubtful accounts of $69,492 and $58,989, respectively	850,356	953,075
Contracts, net of allowance for doubtful accounts of $65,069 and $22,530, respectively, including retained amounts of $599,802 and $675,281, respectively (Note 14)	2,859,836	3,337,177
Costs and earnings in excess of billings (Note 14)	476,213	715,129
Assets of discontinued operations (Note 10)	38,141	188,827
Deferred income taxes (Note 16)	342,539	360,097
Other current assets	1,948,011	1,247,844

Total current assets	8,439,003	8,725,790

PROPERTY AND EQUIPMENT, net (Note 2)	4,583,197	4,805,542
ASSETS OF DISCONTINUED OPERATIONS (Note 10)	—	13,767,227
DEFERRED INCOME TAXES (Note 16)	—	1,160,371
OTHER ASSETS:
Real estate held for future development or sale	853,109	853,109
Intangible assets, net (Note 8)	2,197,012	2,395,874
Goodwill (Note 8)	6,354,002	6,354,002
Other assets (Note 9)	2,859,197	2,890,357

Total assets	$25,285,520	$40,952,272

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Trade and subcontractors payables	$2,015,748	$2,465,112
Accrued expenses	1,755,134	1,378,538
Deferred revenue	440,742	507,383
Billings in excess of costs and earnings	41,500	53,100
Liabilities of discontinued operations (Note 10)	40,285	520,308
Short-term debt and current maturities of long-term debt (Note 13)	330,479	270,592

Total current liabilities	4,623,888	5,195,033

DEFERRED INCOME TAXES (Note 16)	600,663	—
LIABILITIES OF DISCONTINUED OPERATIONS (Note 10)	—	13,587,832
OTHER LIABILITIES	1,127,105	1,039,633
MORTGAGE NOTES PAYABLE, less current maturities (Note 12)	4,011,188	4,107,996
OTHER LONG-TERM DEBT, less current maturities (Notes 13 and 14)	1,735,378	1,832,000

Total liabilities	12,098,222	25,762,494

COMMITMENTS AND CONTINGENCIES (Note 15)

SHAREHOLDERS’ EQUITY:
Common stock, $1 par value; 10,000,000 shares authorized; 3,919,173 issued and 3,675,782 outstanding at January 31, 2011; 3,919,773 issued and 3,676,383 outstanding at April 30, 2010	3,919,173	3,919,773
Additional paid-in capital	6,329,223	6,206,521
Retained earnings	3,945,050	6,069,629
Treasury stock (common shares) of 243,391 and 243,390, respectively	(1,006,148)	(1,006,145)

Total shareholders’ equity	13,187,298	15,189,778

Total liabilities and shareholders’ equity	$25,285,520	$40,952,272

See accompanying notes to condensed consolidated financial statements.

SERVIDYNE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	THIRD QUARTER ENDED		NINE MONTHS ENDED
	JANUARY 31,		JANUARY 31,
	2011	2010	2011	2010
	(Restated)	(Restated)	(Restated)	(Restated)
REVENUES:
Building Performance Efficiency (“BPE”) (Note 14)	$5,839,816	$4,119,890	$18,200,690	$11,915,539
Other	101,907	123,122	316,581	330,174

	5,941,723	4,243,012	18,517,271	12,245,713

COST OF REVENUES:
BPE	4,053,227	2,651,957	13,021,340	7,947,470
Other	173,175	157,397	508,827	509,672

	4,226,402	2,809,354	13,530,167	8,457,142

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	2,230,905	2,457,116	7,275,670	7,133,148

OTHER (INCOME) AND EXPENSES:
Other income	(78,525)	(5,637)	(122,900)	(70,939)
Interest income	(14)	(20)	(53)	(7,630)
Interest expense	113,749	99,383	334,539	298,724

	35,210	93,726	211,586	220,155

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(550,794)	(1,117,184)	(2,500,152)	(3,564,732)

INCOME TAX BENEFIT (Note 16)	(175,414)	(497,294)	(781,178)	(1,272,387)

LOSS FROM CONTINUING OPERATIONS	(375,380)	(619,890)	(1,718,974)	(2,292,345)

DISCONTINUED OPERATIONS (Notes 10 and 16):
(Loss) earnings from discontinued operations, adjusted for applicable income tax (benefit) expense of ($2,227), $26,137, ($221,663) and $82,100, respectively	(3,633)	42,128	(361,661)	133,953
(Loss) gain on disposition of income-producing properties, adjusted for applicable income tax expense of $26,206, $498,017, $117,350 and $498,017, respectively	(33,794)	690,622	66,779	690,622

(LOSS) EARNINGS FROM DISCONTINUED OPERATIONS	(37,427)	732,750	(294,882)	824,575

NET (LOSS) EARNINGS	$(412,807)	$112,860	$(2,013,856)	$(1,467,770)

NET (LOSS) EARNINGS PER SHARE (Note 7):
From continuing operations — basic and diluted	$(0.10)	$(0.17)	$(0.47)	$(0.62)
From discontinued operations — basic and diluted	(0.01)	0.20	(0.08)	0.22

NET (LOSS) EARNINGS PER SHARE — BASIC AND DILUTED	$(0.11)	$0.03	$(0.55)	$(0.40)

WEIGHTED AVERAGE SHARES OUTSTANDING — BASIC AND DILUTED	3,675,784	3,685,268	3,676,054	3,688,952

See accompanying notes to condensed consolidated financial statements.

SERVIDYNE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	NINE MONTHS ENDED
	JANUARY 31,
	2011	2010
	(Restated)	(Restated)
Cash flows from operating activities:
Net loss	$(2,013,856)	$(1,467,770)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss (earnings) from discontinued operations, net of tax	294,882	(824,575)
(Gain) loss on disposal of assets	(1,385)	1,378
Depreciation and amortization	732,916	741,176
Deferred tax benefit (Note 16)	(795,029)	(1,295,051)
Stock compensation expense	122,101	137,711
Adjustment to cash surrender value of life insurance	(35,390)	(75,122)
Straight-line rent	(2,416)	(23,629)
Provision for doubtful accounts, net	53,042	(56,849)
Changes in assets and liabilities:
Receivables	527,018	45,429
Costs and earnings in excess of billings	238,916	(77,251)
Other current and long-term assets	(644,938)	141,929
Trade and subcontractors payable	(449,364)	287,584
Accrued expenses and deferred revenue	328,093	(317,216)
Billings in excess of costs and earnings	(11,600)	897,679

Net cash used in operating activities	(1,657,010)	(1,884,577)

Cash flows from investing activities:
Premiums paid on officers’ life insurance policies	(5,464)	—
Release of restricted cash held in escrow	—	(27,464)
Purchase of money market account investment	(500,000)	—
Proceeds from termination of split-dollar life insurance agreement	194,601	—
Additions to property and equipment	(41,581)	(208,355)
Additions to intangible assets	(274,197)	(415,352)
Proceeds from sale of property and equipment	5,454	2,000

Net cash used in investing activities	(621,187)	(649,171)

Cash flows from financing activities:
Short-term loan proceeds	—	100,000
Mortgage repayments	(89,612)	(82,948)
Debt repayments	(150,000)	(185,000)
Repurchase of common stock	—	(31,345)
Proceeds from other long-term debt	500,000	—
Cash dividends paid to shareholders	(110,722)	(148,578)

Net cash provided by (used in) financing activities	149,666	(347,871)

DISCONTINUED OPERATIONS:
Operating activities	(30,642)	615,579
Investing activities	2,208,932	(24,835)
Financing activities	(49,493)	(231,051)

Net cash provided by discontinued operations	2,128,797	359,693

Net increase (decrease) in cash and cash equivalents	266	(2,521,926)
Cash at beginning of period	1,923,641	4,821,126

Cash at end of period	$1,923,907	$2,299,200

Supplemental disclosure of non-cash investing and financing activities:
Reduction in cash surrender value of life insurance policies	$412,000	$—
Reduction in loans against interest in cash surrender value of life insurance policies	$(412,000)	$—

Change in fair market value of deferred executive compensation plan assets and liabilities	$71,941	$—
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

For the Third Quarter
Ended January 31, 2011	BPE	Corporate (1)	Eliminations	Consolidated
Revenues from unaffiliated customers BPE Segment services and products:
Energy savings projects	$4,193,371			$4,193,371
Lighting products	533,125			533,125
Energy management services	301,662			301,662
Fifth fuel management services	34,369			34,369
Productivity software	777,289			777,289

Total revenues from unaffiliated customers	$5,839,816	$101,907	$—	$5,941,723
Intercompany revenue	—	64,548	(64,548)	—

Total revenues from continuing operations	$5,839,816	$166,455	$(64,548)	$5,941,723

Earnings (loss) from continuing operations before income taxes	$282,733	$(833,612)	$85	$(550,794)

For the Nine Months
Ended January 31, 2011	BPE	Corporate (1)	Eliminations	Consolidated
Revenues from unaffiliated customers BPE Segment services and products:
Energy savings projects	$13,015,326			$13,015,326
Lighting products	1,749,037			1,749,037
Energy management services	1,068,248			1,068,248
Fifth fuel management services	125,395			125,395
Productivity software	2,242,684			2,242,684

Total revenues from unaffiliated customers	$18,200,690	$316,581	$—	$18,517,271
Intercompany revenue	—	203,330	(203,330)	—

Total revenues from continuing operations	$18,200,690	$519,911	$(203,330)	$18,517,271

Earnings (loss) from continuing operations before income taxes	$64,510	$(2,628,391)	$63,729	$(2,500,152)

For the Third Quarter
Ended January 31, 2010	BPE	Corporate (1)	Eliminations	Consolidated
Revenues from unaffiliated customers BPE Segment services and products:
Energy savings projects	$2,533,469			$2,533,469
Lighting products	379,244			379,244
Energy management services	417,386			417,386
Fifth fuel management services	—			—
Productivity software	789,791			789,791

Total revenues from unaffiliated customers	$4,119,890	$123,122	$—	$4,243,012
Intercompany revenue	—	60,211	(60,211)	—

Total revenues from continuing operations	$4,119,890	$183,333	$(60,211)	$4,243,012

(Loss) earnings from continuing operations before income taxes	$(353,718)	$(773,413)	$9,947	$(1,117,184)

For the Nine Months
Ended January 31, 2010	BPE	Corporate (1)	Eliminations	Consolidated
Revenues from unaffiliated customers BPE Segment services and products:
Energy savings projects	$6,594,695			$6,594,695
Lighting products	1,319,982			1,319,982
Energy management services	1,438,900			1,438,900
Fifth fuel management services	—			—
Productivity software	2,561,962			2,561,962

Total revenues from unaffiliated customers	$11,915,539	$330,174	$—	$12,245,713
Intercompany revenue	141,545	193,573	(335,118)	—

Total revenues from continuing operations	$12,057,084	$523,747	$(335,118)	$12,245,713

(Loss) earnings from continuing operations before income taxes	$(1,096,677)	$(2,468,546)	$491	$(3,564,732)

Total Assets by Segment	BPE	Corporate (1)	Eliminations	Consolidated
As of January 31, 2011	$15,877,132	$11,037,873	$(1,629,485)	$25,285,520

As of April 30, 2010	$15,396,815	$26,345,204	$(789,747)	$40,952,272

(1)	The “Corporate” net loss in each period was derived from corporate headquarters activities, which consist primarily of the following: rental revenues from tenants in the Company’s corporate headquarters building and related rental and operating costs, salaries and benefits of Corporate Headquarters executive officers and staff, equity-based compensation expenses, depreciation and amortization expenses, and costs related to the Company’s status as a publicly-held company, which include, among other items, legal fees, non-employee directors’ fees, consulting expenses, investor relations expenses, corporate audit and tax fees, Nasdaq listing fees, and other Securities & Exchange Commission (“SEC”) and Sarbanes-Oxley compliance and financial reporting costs. All relevant costs related to the business operations of the Company’s BPE Segment are either paid directly by BPE or are allocated to BPE by the Corporate Headquarters. The allocation method is dependent on the nature of each expense item. Allocated expenses include, among other items, accounting services, information technology services, insurance costs, and audit and tax preparation fees.
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
NOTE 10. DISCONTINUED OPERATIONS
On December 15, 2010, the Company sold its owned shopping center in Smyrna, Tennessee, for a sales price of approximately $4.3 million. The sale generated net cash proceeds of approximately $250,000, after deducting approximately $125,000 for closing costs and prorations, and net of the approximately $3.9 million mortgage note, which was assumed by the buyer. The Company recognized a pre-tax loss on the sale of approximately $6,000. Prior to the sale, the Company recorded an impairment loss of approximately $590,000 in the second quarter of fiscal 2011. The impairment loss has been reclassified to Loss from discontinued operations in the condensed consolidated statement of operations for the nine months ended January 31, 2011.
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

	Third Quarter Ended		Nine Months Ended
	January 31,		January 31,
	2011	2010	2011	2010

Rental revenues	$83,305	$617,932	$511,371	$1,852,338
Rental property operating expenses, including depreciation	89,165	549,667	505,136	1,636,285
Loss on impairment of income-producing property	—	—	589,559	—

Operating (loss) earnings from discontinued operations	(5,860)	68,265	(583,324)	216,053
Income tax benefit (expense)	2,227	(26,137)	221,663	(82,100)

Operating (loss) earnings from discontinued operations, net of tax	(3,633)	42,128	(361,661)	133,953

(Loss) gain on disposition of income-producing properties	(7,588)	1,188,639	184,129	1,188,639
Income tax expense	(26,206)	(498,017)	(117,350)	(498,017)

(Loss) gain on disposition of income-producing properties, net of tax	(33,794)	690,622	66,779	690,622

(Loss) earnings from discontinued operations, net of tax	$(37,427)	$732,750	$(294,882)	$824,575

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

Financial instruments in the Company’s condensed consolidated financial statements that are measured and recorded at fair value on a recurring basis are (1) executive deferred compensation plan and directors’ deferred compensation plan assets, which are included in “Other assets” in the condensed consolidated balance sheet; and (2) the corresponding liability owed to the plans’ participants that is equal in value to the plans’ assets, which is included in “Other liabilities” in the condensed consolidated balance sheet. Given that the plans’ assets are invested in mutual funds and money market funds for which quoted market prices are readily available, the quoted prices are considered Level 1 inputs. Based on the quoted prices of the related investments, the fair value of the executive deferred compensation plan and directors’ deferred compensation plan assets and the corresponding liability were $1,034,555 and $947,023 as of January 31, 2011, and April 30, 2010, respectively.
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
The note continues to be secured by the general assets of a Company subsidiary.
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
The Company recognized approximately $1,224,000 and $4,999,000 in revenue for the third quarter and the nine (9) months ended January 31, 2011, respectively, from an affiliate of a member of the Board of Directors associated with a contract for energy savings projects. The related accounts receivable and costs and earnings in excess of billings as of January 31, 2011, were approximately $770,000 and $87,000, respectively.

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
Upon further analysis during April 2011, the Company determined that it had actually entered into the three-year cumulative book loss position in the fourth quarter of fiscal year 2009. As a result, the Company should not have used future earnings projections to analyze recoverability since the fourth quarter of fiscal 2009. The result of this error is that the Company understated its deferred tax asset valuation allowance by approximately $600,000 as of April 30, 2010. Additionally, the Company overstated its net loss by approximately $799,000 and $600,000 for the three and nine month periods ended January 31, 2011, respectively, and overstated its net earnings by approximately $7,000 and understated its net loss by approximately $174,000 for the three and nine month periods ended January 31, 2010, respectively.

The results of the above are summarized in the tables below.

	As of April 30, 2010
	Originally
	Reported	Adjustments	As Restated
Consolidated balance sheet accounts impacted by restatement:
Deferred income taxes (current)	$401,215	$(41,118)	$360,097
Total current assets	8,766,908	(41,118)	8,725,790
Deferred income taxes (non-current)	1,718,954	(558,583)	1,160,371
Total assets	41,551,973	(599,701)	40,952,272
Retained earnings	6,669,330	(599,701)	6,069,629
Total shareholders’ equity	15,789,479	(599,701)	15,189,778
Total liabilities and shareholders’ equity	41,551,973	(599,701)	40,952,272

	For the Third Quarter Ended January 31, 2011
	Originally
	Reported	Adjustments	As Restated
Consolidated statement of operations accounts impacted by restatement:
Income tax expense (benefit)	$623,765	$(799,179)	$(175,414)
Loss from continuing operations	(1,174,559)	799,179	(375,380)
Net loss	(1,211,986)	799,179	(412,807)
Net loss per share from continuing operations	$(0.32)	$0.22	$(0.10)
Net loss per share — basic and diluted	(0.33)	0.22	(0.11)

	For the Nine Months Ended January 31, 2011
	Originally
	Reported	Adjustments	As Restated
Consolidated statement of operations accounts impacted by restatement:
Income tax benefit	$(181,477)	$(599,701)	$(781,178)
Loss from continuing operations	(2,318,675)	599,701	(1,718,974)
Net loss	(2,613,557)	599,701	(2,013,856)
Net loss per share from continuing operations	$(0.63)	$0.16	$(0.47)
Net loss per share — basic and diluted	(0.71)	0.16	(0.55)
Consolidated statement of cash flows accounts impacted by restatement:
Net loss	$(2,613,557)	$599,701	$(2,013,856)
Deferred tax benefit	(195,328)	(599,701)	(795,029)

	For the Third Quarter Ended January 31, 2010
	Originally
	Reported	Adjustments	As Restated
Consolidated statement of operations accounts impacted by restatement:
Income tax benefit	$(504,416)	$7,122	$(497,294)
Loss from continuing operations	(612,768)	(7,122)	(619,890)
Net earnings	119,982	(7,122)	112,860
Net loss per share from continuing operations	$(0.17)	$—	$(0.17)
Net earnings per share — basic and diluted	0.03	—	0.03

	For the Nine Months Ended January 31, 2010
	Originally
	Reported	Adjustments	As Restated
Consolidated statement of operations accounts impacted by restatement:
Income tax benefit	$(1,446,531)	$174,144	$(1,272,387)
Loss from continuing operations	(2,118,201)	(174,144)	(2,292,345)
Net loss	(1,293,626)	(174,144)	(1,467,770)
Net loss per share from continuing operations	$(0.57)	$(0.05)	$(0.62)
Net loss per share — basic and diluted	(0.35)	(0.05)	(0.40)
Consolidated statement of cash flows accounts impacted by restatement:
Net loss	$(1,293,626)	$(174,144)	$(1,467,770)
Deferred tax benefit	(1,469,195)	174,144	(1,295,051)
Additionally, subsequent to the filing of Form 10-Q for the quarter ended January 31, 2011, the Company has included a disclosure associated with a BPE contract with a related party. See Note 14 “Related Party Transactions” for more information.

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
The Company’s financial condition as of April 30, 2010, the results of operations for the three and nine month periods ended January 31, 2011 and 2010, and the cash flows for the nine month periods ended January 31, 2011 and 2010, have been restated. All information and disclosures in this management’s discussion and analysis have been updated to reflect the effects of such restatement. For a more detailed description of the restatement, see Note 16 of the Notes to the accompanying condensed consolidated financial statements in this Amendment No. 1 to the Company’s Quarterly Report on Form 10-Q/A for the quarter ended January 31, 2011.
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
Liquidity
The Company’s cash decreased by $484,000 during the third quarter of fiscal 2011, as operating activities used cash of $266,000. On a year-to-date basis, the Company’s cash remained unchanged at January 31, 2011, from the balance at April 30, 2010, as operating and investing activities used cash of $1,657,000 and $621,000, respectively, offset primarily by cash generated from sales of real estate assets. Despite the recent successes and achievements of the BPE Segment described above, the Company’s loss from continuing operations in fiscal 2011 resulted in significant usage of the Company’s cash, continuing the trend of substantial cash usage to fund operating losses in several consecutive preceding fiscal quarters. Although the BPE Segment generated positive EBITDA and net earnings from operations in three of the last four fiscal quarters, and is expected to generate positive EBITDA and net earnings for the full fiscal year 2011, a longer period of time will be required before the BPE Segment is able to generate sufficient sustained cash flow to fully fund the Company’s consolidated operations. The Company believes that it has, or can obtain, sufficient capital resources to operate its business in the ordinary course until the BPE Segment begins to generate sufficient sustained cash flow to fund the Company’s consolidated operations, which it may seek to obtain by using any of the methods described below in “Liquidity and Capital Resources;” however, there can be no assurance that the Company will be successful in these efforts.
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
REVENUES
From Continuing Operations
For the third quarter of fiscal 2011, consolidated revenues from continuing operations, prior to intercompany revenues, were $5,941,722 compared to $4,243,012 for the third quarter of fiscal 2010, an increase of approximately 40%. For the first nine (9) months of fiscal 2011, consolidated revenues from continuing operations, prior to intercompany revenues, were $18,517,271, compared to $12,245,713 for the first nine (9) months of fiscal 2010, an increase of approximately 51%.
CHART A
REVENUES FROM CONTINUING OPERATIONS
(Dollars in Thousands)

	Third Quarter Ended				Nine Months Ended
	January 31,		Amount	Percentage	January 31,		Amount	Percentage
	2011	2010	Change	Change	2011	2010	Change	Change

BPE (1)	$5,840	$4,120	$1,720	42	$18,201	$11,916	$6,285	53
Other	102	123	(21)	(17)	317	330	(13)	(4)

	$5,942	$4,243	$1,699	40	$18,518	$12,246	$6,272	51

NOTES TO CHART A
(1)	The following table indicates the BPE Segment revenues by service and product type:
BPE SEGMENT REVENUES — SUMMARY BY SERVICE & PRODUCT TYPE
(Dollars in Thousands)

	Third Quarter Ended				Nine Months Ended
	January 31,		Amount	Percentage	January 31,		Amount	Percentage
	2011	2010	Change	Change	2011	2010	Change	Change

Energy Savings Projects	$4,194	$2,534	$1,660	66	$13,016	$6,595	$6,421	97
Lighting Products	533	379	154	41	1,749	1,320	429	33
Energy Management Services	301	417	(116)	(28)	1,068	1,439	(371)	(26)
Fifth Fuel Management Services	34	—	34	—	125	—	125	—
Productivity Software	778	790	(12)	(2)	2,243	2,562	(319)	(12)

	$5,840	$4,120	$1,720	42	$18,201	$11,916	$6,285	53

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
BPE Segment revenues increased by approximately $6,285,000, or 53%, in the first nine (9) months of fiscal 2011 compared to the same period in fiscal 2010, primarily due to:
(a)	an increase in energy savings (lighting and mechanical) project revenues of approximately $6,421,000;

(b)	an increase in lighting product revenues of approximately $429,000; and

(c)	approximately $125,000 in revenues from the Company’s recently-introduced Fifth Fuel Management® service offering;
partially offset by:
(d)	a decrease in energy management service revenues of approximately $371,000; and

(e)	a decrease in productivity software revenues of approximately $319,000.
The following table indicates the backlog of BPE products and services and rental revenues.

			Increase
	January 31,		(Decrease)
	2011	2010	Amount	Percentage

BPE (1)	$16,374,000	$8,602,000	$7,772,000	90
Other (2)	416,000	401,000	15,000	4

Total Backlog	$16,790,000	$9,003,000	$7,787,000	86

(1)	BPE backlog at January 31, 2011, increased by approximately $7,772,000, or 90%, compared to the year-earlier period, primarily due to:
(a)	an increase of approximately $6,838,000 in energy savings (lighting and mechanical) projects;

(b)	approximately $859,000 in backlog from BPE’s Fifth Fuel Management® service offering; and

(c)	an increase of approximately $367,000 in energy management consulting services.
partially offset by:
(d)	a decrease of approximately $176,000 in lighting products; and

(e)	a decrease of approximately $116,000 in productivity software products and services.
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
CHART B
COST OF REVENUES
FROM CONTINUING OPERATIONS
(Dollars in Thousands)

			Percentage of				Percentage of
			Revenues for the				Revenues for the
	Third Quarter Ended		Third Quarter Ended		Nine Months Ended		Nine Months Ended
	January 31,		January 31,		January 31,		January 31,
	2011	2010	2011	2010	2011	2010	2011	2010

BPE (1)	$4,053	$2,652	69	64	$13,021	$7,947	72	67
Other	173	157	170	128	509	510	161	154

	$4,226	$2,809	71	66	$13,530	$8,457	73	69

NOTES TO CHART B
(1)	BPE Segment cost of revenues increased by approximately $1,401,000, or 53%, and by approximately $5,074,000, or 64%, in the third quarter and the first nine (9) months of fiscal 2011, respectively, compared to the same periods in fiscal 2010, primarily due to a corresponding increase in revenues (See Chart A).

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
INCOME TAX BENEFIT
The Company’s effective rate for income taxes, based upon estimated annual income tax rates, approximated 31.2% of the loss from continuing operations before income taxes in the first nine (9) months of fiscal 2011 and 35.7% in the comparable period in fiscal year 2010. The effective rates in both periods reflect the valuation allowances recorded against the Company’s state deferred tax assets as described in Note 16 to the condensed consolidated financial statements.
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
During the third quarter of fiscal 2011, operating activities used approximately $266,000 of cash, primarily due to the operating loss in the quarter, whereas during the first nine (9) months of fiscal 2011, operating activities used approximately $1,657,000 of cash, again primarily due to the operating loss in the period. The significantly higher BPE Segment revenues in the first nine (9) months of fiscal 2011, in combination with BPE’s increased order activity and high backlog at January 31, 2011, as discussed above, are expected to result in substantially higher full-year revenues in fiscal 2011. As a result, management believes that the BPE Segment will be able to generate cash flow from operations for the year. However, management believes that a longer period of time will be required before the BPE Segment is able to generate sufficient sustained cash flow to fully fund the Company’s consolidated operations.
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
Other long-term debt at January 31, 2011, included a note payable of approximately $850,000, which originated from the acquisition of a wholly-owned subsidiary in fiscal year 2004. In the third quarter of fiscal 2011, the Company and the lender entered into an agreement to amend the note as follows:
•	The maturity date of the note, originally December 18, 2011, was amended such that $150,000 is due on October 19, 2011, with the remaining principal balance of $700,000 due on January 19, 2016; and

•	The interest rate was changed from the prime rate plus 1.5% to a fixed rate of 6% per annum.
The note continues to be secured by the general assets of a Company subsidiary.

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

Based on management’s evaluation, the Chief Executive Officer and Chief Financial Officer initially concluded that the Company’s disclosure controls and procedures were effective, as of the end of the period covered by this report, to provide reasonable assurance that the objectives of disclosure controls and procedures were met. However, as a result of the identification of the issue that caused the restatement described in Note 16 to the condensed consolidated financial statements and management’s determination that there is a material weakness in the Company’s internal control over financial reporting in the area of accounting for income taxes, as described below, the Chief Executive Officer and Chief Financial Officer have subsequently concluded that the Company’s disclosure controls and procedures were not effective as of January 31, 2011.
Changes in Internal Control Over Financial Reporting
There was no change in the Company’s internal control over financial reporting that occurred during the period covered by this quarterly report on Form 10-Q/A that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. However, management is currently in the process of implementing changes to the Company’s internal control over financial reporting to remediate the material weakness related to the Company’s accounting for income taxes described below, which resulted in the restatement described in Note 16 to the condensed consolidated financial statements.
A material weakness in internal control over financial reporting is a deficiency, or a combination of deficiencies, such that there is a reasonable possibility that a material misstatement of a company’s financial statement will not be prevented or detected on a timely basis by the company’s internal controls. The restatement of the Company’s financial statements resulted from an error in the timing of recording a valuation allowance for its state deferred tax assets in accordance with ASC 740, Accounting for Income Taxes, related to the recoverability of the deferred tax assets, as more fully described in Note 16 to the condensed consolidated financial statements included in this Amendment 1. Management believes that this error constitutes a material weakness in the design of the Company’s internal control over financial reporting in the area of accounting for income taxes and has begun to take the following steps to remediate the deficiency:
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