Form 10-K
period 2011-04-30
SERVIDYNE, INC.
filed 2011-07-29
CIK 1923

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
ANNUAL REPORT
Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934
For the fiscal year ended April 30, 2011
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

Large Accelerated Filer ☐	Accelerated Filer ☐		Smaller Reporting Company ☑
Non-Accelerated Filer ☐
(Do not check if a smaller reporting company)
     Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐ NO ☑
     The aggregate market value of Common Stock held by non-affiliates of the registrant as of October 31, 2010, was $4,231,324. See Part III for a definition of non-affiliates. The number of shares of Common Stock of the registrant outstanding as of April 30, 2011, was 3,675,782.

PART I
ITEM 1. BUSINESS
Servidyne, Inc. provides comprehensive energy efficiency and demand response solutions, sustainability programs, and other building performance-enhancing products and services to owners and operators of existing buildings, energy services companies, and public and investor-owned utilities.
As used herein, the terms “we,” “our,” “us” and the “Company” refer to Servidyne, Inc. and its subsidiaries and predecessors, unless the context indicates otherwise.
The Company was organized under Delaware law in 1960 to succeed to the business of A. R. Abrams, Inc., which was founded in 1925 by Alfred R. Abrams as a sole proprietorship. In 1984, the Company changed its state of incorporation from Delaware to Georgia. In 2006, the Company changed its name from Abrams Industries, Inc. to Servidyne, Inc.
The Company operates through one wholly-owned reportable segment, Building Performance Efficiency (“BPE”). During the third quarter of fiscal 2011, the Company sold its last owned income-producing property, other than its corporate headquarters facility. As a result, the Company’s Real Estate Segment is no longer considered a reportable segment. Accordingly, the Company has removed all references to the Real Estate Segment from this annual report, and will not report results of the Real Estate Segment in future periodic reports.
On June 26, 2011, the Company entered into an agreement to be acquired by Scientific Conservation, Inc. (“SCI”) for $3.50 per share in an all-cash transaction. The Company’s board of directors has approved the merger and has unanimously recommended that the Company’s shareholders vote in favor of it at a special meeting of the shareholders to be held to consider the merger. The merger has also been approved by the board of directors of SCI. The acquisition is subject to approval by Company shareholders holding a majority of the outstanding voting power of the Company, as well as other customary closing conditions, and is expected to be completed in the Company’s second fiscal quarter ending October 31, 2011. Shareholders representing approximately 56% of the voting power of the Company have agreed to vote in favor of the merger, subject to termination of such agreements with respect to approximately 27% of the voting power if Servidyne’s board should change its recommendation supporting the merger. If the merger is approved and is consummated, the Company will no longer be a publicly-traded company, and its shares will cease to be traded on the NASDAQ Global Market. For more information, see Note 18 “Subsequent Events” to the consolidated financial statements, as well as the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission (the “SEC”) on June 28, 2011.
BUILDING PERFORMANCE EFFICIENCY OFFERINGS
The Company provides comprehensive energy efficiency and demand response solutions, sustainability programs, and other products and services that significantly enhance the operating and financial performance of existing buildings. The Company’s offerings include strategic programs and services that enable building owners and operators to optimize the short-term and long-term financial performance of their building portfolios by cutting energy consumption and other operating costs, while reducing greenhouse gas emissions and improving the comfort and satisfaction of their buildings’ occupants. The Company conducts such operations under the names Servidyne Systems and Atlantic Lighting & Supply Co. The Company’s offerings include the following:
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

•	The BPE Occupant Satisfaction Solution is designed to help building owners and operators measurably improve the comfort level and satisfaction of their tenants, guests and employees. Major elements include: proprietary web/wireless systems to manage guest and tenant service requests; identification of low-cost and no-cost operating efficiency improvements; lighting quality upgrades; technical staff training; more consistent control of building temperature and humidity conditions; and improved reliability of building systems and controls.

•	The BPE Utility Solution is designed to be a cost effective and reliable way for utilities and their customers to modify peak usage of electricity by implementing demand response programs that utilize smart grid technologies, in order to reduce excess demand on the electric grid, lessen the need for utilities to build expensive new energy generating plants, and provide substantial ongoing cost savings for building owners and operators. The Company launched this product line, marketed under the name Fifth Fuel Management®, during fiscal 2010, by expanding the Company’s web-based iTendant® platform to create the energy optimization and demand response system. Major elements include: comprehensive demand response facility audits; technology-enabled demand response programs (automatic, semi-automatic and manual); reliable two-way, fast and secure communication and tracking; retro-commissioning of existing systems; customized site training; and step-by-step processes for optimized demand response participation.
The Company serves a broad range of markets in the United States and internationally, including owners and operators of corporate, commercial office, hospitality, gaming, retail, light industrial, distribution, healthcare, government, multi-family, military, education and institutional buildings and facilities; energy services companies (“ESCOs”); and public and investor-owned utility companies. Contracts are primarily obtained through negotiations with customers, but may also be obtained through competitive bids on larger energy savings and infrastructure upgrade projects and programs.
EMPLOYEES AND EMPLOYEE RELATIONS
At April 30, 2011, the Company employed 94 salaried employees and 3 hourly employees. The Company believes that its relations with its employees are good.
SEASONAL NATURE OF BUSINESS
The Company’s business generally is not seasonal. However, certain retail customers may choose to delay the implementation of energy savings projects during the peak winter holiday season.
COMPETITION
The industries in which the Company operates are highly competitive. The competition for the Company’s BPE offerings is widespread and ranges from multi-national companies to local and regional firms.
BACKLOG
The following table indicates the Company’s backlog of contracts:

			Increase
	April 30,		(Decrease)
	2010	2009	Amount	Percentage

BPE (1)	$13,893,000	$15,369,000	$(1,476,000)	(10)
Other (2)	402,000	402,000	—	0

Total Backlog	$14,295,000	$15,771,000	$(1,476,000)	(9)

(1)	BPE backlog at April 30, 2011, decreased by approximately $1,476,000, or 10%, compared to the year-earlier period, primarily due to:
(a)	a decrease of approximately $2,361,000 in energy savings (lighting and mechanical) projects; and

(b)	a decrease of approximately $270,000 in lighting products from the Company’s lighting distribution business;

partially offset by:
(c)	an increase of approximately $813,000 in energy management consulting services; and

(d)	an increase of approximately $358,000 in Fifth Fuel Management® services.
BPE backlog includes some contracts that can be cancelled by customers with less than one year’s notice, and assumes such cancellation provisions will not be invoked. The value of such contracts included in the prior year’s backlog that were subsequently cancelled was approximately $234,000 or 1.5%.

(2)	Other backlog represents rental income under lease agreements at the Company’s corporate headquarters building and other leasehold interests.
Other than as noted above, the Company estimates that a substantial majority of the backlog at April 30, 2011, will be recognized prior to April 30, 2012. No assurance can be given as to future backlog levels or whether the Company will actually realize earnings from revenues that result from the backlog at April 30, 2011.
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
ITEM 1A. RISK FACTORS
The following risk factors, together with all other matters described in this Annual Report on Form 10-K, should be considered in evaluating the Company. Any of these potential risk factors, if actually realized, could result in a materially negative impact on the Company’s business and financial results. In such an event, the trading price of the Company’s common stock could be materially adversely impacted.
RISKS RELATED TO THE PROPOSED SCI MERGER
The SCI merger may not be completed, which could adversely affect our business and stock price.
The merger agreement with respect to SCI’s proposed acquisition of Servidyne contains customary closing conditions which may not be satisfied or waived. If we are unable to complete the merger, we would be subject to a number of risks, including the following:
•	the attention of our management may have been diverted to the merger rather than to our operations and the pursuit of other opportunities that could have been beneficial to us;

•	the potential loss of key personnel during the pendency of the merger as employees may experience uncertainty about their future roles with the combined company;

•	we will have been subject to certain restrictions on the conduct of our business, which may prevent us from pursuing certain business opportunities while the merger is pending;

•	the trading price of our common stock may decline to the extent that the current market price reflects a market assumption that the merger will be completed; and

•	we would have incurred significant transaction-related expenses that did not result in a consummated transaction.
In addition, we are required to pay SCI a termination fee of $460,000 and reimburse its merger-related expenses up to a maximum of $450,000 if the merger agreement is terminated under certain circumstances specified therein.
The occurrence of any of these events individually or in combination could have a material adverse effect on our results of operations or the trading price of our common stock.

We are subject to contractual restrictions in the merger agreement that may hinder operations pending the merger.
The merger agreement restricts our ability, without SCI’s consent, from operating the business outside of the ordinary course or taking certain actions until the merger occurs or the merger agreement terminates. These restrictions may prevent us from pursuing otherwise attractive business opportunities and making other beneficial changes to our business prior to completion of the merger or termination of the merger agreement.
We will be subject to various uncertainties while the merger is pending that may cause disruption and may make it more difficult to maintain relationships with employees, suppliers, or customers.
Uncertainty about the effect of the merger on employees, suppliers and customers may have an adverse effect on us. Although we intend to take steps designed to reduce any adverse effects, these uncertainties may impair our ability to retain and motivate key personnel until the merger is completed, and could cause customers, suppliers and others that deal with us to seek to change or terminate existing business relationships with us or not enter into new relationships or transactions.
Employee retention may be particularly challenging prior to the completion of the merger, as employees and prospective employees may experience uncertainty about their future roles with the combined company. If, despite our retention efforts, key employees depart or fail to continue employment with us because of issues relating to the uncertainty and difficulty of integration or a desire not to remain with the combined company, our financial results could be adversely affected. The loss of the services of key employees and skilled workers and their experience and knowledge regarding our business could adversely affect our operating results and the successful ongoing operation of our business should the merger not be consummated.
Pending shareholder lawsuits could delay or prevent the closing of the merger. In addition, we could spend significant sums defending or settling the lawsuits.
The Company, SCI, SCI’s wholly-owned acquisition subsidiary, and the Company’s Board of Directors have been named as defendants in two putative class action lawsuits filed by alleged shareholders of the Company in the Superior Court of Fulton County, Georgia challenging the proposed merger. The complaints allege, among other things, that (a) the Company’s Board of Directors breached their fiduciary duties by: (1) conducting an inadequate sales process that undervalued the Company; (2) agreeing to unfairly preclusive deal protection measures; and (3) approving merger terms that unfairly vest some of the corporate insiders with benefits not shared equally by other Company shareholders; and (b) in one of the complaints, that the Company’s Board of Directors failed to disclose material facts to shareholders in connection with the proposed transaction in its preliminary proxy statement, filed with the SEC on July 18, 2011. The complaints also allege that SCI knowingly aided and abetted these fiduciary duty breaches. The complaints seek to enjoin the merger and other remedies. See ITEM 3. LEGAL PROCEEDINGS below for further information.
One of the conditions to closing the merger is that there be no pending legal proceedings challenging or seeking to restrain or prohibit the consummation of the merger. While the Company believes the claims asserted in the lawsuits are without merit and intends to vigorously defend against them, no assurance can be given that these lawsuits will not delay—or even prevent—the closing of the merger. Moreover, the costs the Company incurs in defending or settling the lawsuits may be material, regardless of whether the Company ultimately prevails.
RISKS RELATED TO OUR BUSINESS
We have experienced consolidated net losses in each of the last three fiscal years. There is no guarantee that we will be able to generate net earnings in the near future, or at all.
We experienced consolidated net losses of approximately $2.3 million, $1.9 million and $5.0 million for our fiscal years ended April 30, 2011, 2010 and 2009, respectively. Despite increases in sales and our efforts at expense reduction, we cannot assure you that we will attain sustained profitability in the near future, or at all.

We have used a significant amount of cash for operations in recent years. We may deplete our capital resources before we achieve sufficient positive cash flow to fully fund our operations, and may not be able to secure additional capital on favorable terms and on a timely basis, or at all, which could materially adversely affect our ability to grow or continue to operate our business.
We believe that we have, or can obtain, sufficient capital resources to operate our business in the ordinary course until we begin to generate sufficient cash flow from operations; however, this will depend substantially upon future operating performance (which may be affected by prevailing economic conditions) and financial, business and other factors, some of which are beyond our control. Failure to secure adequate resources for working capital and capital expenditures could materially impair our ability to continue to operate.
The Company has historically generated substantial liquidity from the sale of real estate assets. For instance, in June 2010, we successfully closed on the sale of our owned shopping center in Jacksonville, Florida, generating net cash proceeds of approximately $2 million, and in December 2010, we successfully closed on the sale of our owned shopping center in Smyrna, Tennessee, generating net cash proceeds of approximately $250,000. As a result, our real estate assets now consist of only our corporate headquarters building in metropolitan Atlanta, Georgia (which is subject to a $4.1 million mortgage); a commercially zoned land parcel in North Ft. Myers, Florida; and commercially-zoned land parcels in Oakwood, Georgia. In addition, given the recent decline in commercial real estate values in the United States, the Company may be unable to sell any of its few remaining real estate assets at acceptable prices, or at all, in the near future.
In the event that currently available cash and cash generated from operations were not sufficient to meet future cash requirements, we might need to:
•	refinance existing debt, or obtain new funds through bank loans or equity or debt security issuances;

•	sell real estate or other assets;

•	limit growth or curtail operations to levels consistent with the constraints imposed by the available cash and cash flow; or

•	pursue any combination of these options.
Our ability to secure new debt or equity financing could be limited by economic conditions.
We cannot provide assurance that any reductions in planned expenditures or curtailment of operations would be sufficient to cover shortfalls in available cash, or that debt or equity financing or real estate or other asset sales would be available on terms acceptable to us, if at all, in which event we could deplete our capital resources before achieving sufficient cash flows to fund operations, and might be obliged to explore strategic alternatives for our business, or cease operations.
The future of our business depends on the success of our BPE offerings. If we fail to continue to grow revenues and profitability from these offerings, our prospects will be adversely affected.
Our strategic focus is on developing our BPE offerings. The Company’s few remaining real estate assets are not an element of our growth strategy, as we intend to dedicate our future capital resources and management attention to growing the BPE business.
Our ability to achieve earnings in recent years has been significantly dependent on achieving capital gains from the sales of real estate properties. Most of the proceeds from these sales have been invested in establishing and growing the BPE business. As a result, we have limited remaining real estate holdings, and consequently, real estate capital gains cannot be depended upon as a primary source for future earnings.
In addition, as a result of these real estate dispositions, rental income, another source of our historical earnings, has been negatively impacted. Accordingly, in order for us to improve profitability in the future, the BPE business will need to be expanded sufficiently to produce consolidated net earnings. There can be no guarantee, however, that the BPE business will be able to produce sufficient earnings, if any, to replace the earnings contribution that was generated by our former real estate segment in recent years, particularly in light of the BPE business’ lack of a long-term track record of sustained profitability.

Our ability to implement our growth strategy for the BPE business will depend upon a variety of factors that are not entirely within our control, including, but not limited to:
•	our ability to add new product and service offerings on a timely basis, and to keep our current products and services competitive;

•	the successful hiring, training and retention of qualified personnel;

•	the establishment of new relationships and the expansion of existing relationships with customers and suppliers;

•	the availability of adequate capital; and

•	our ability to make profitable business acquisitions and to integrate such acquired businesses into existing operations.
To date, our BPE business has yet to achieve sustained profitability. In light of the absence of a proven long-term track record of sustained profitability for the BPE business, we cannot guarantee that our growth strategy will be successful. If our growth strategy ultimately were to be unsuccessful, our revenues, earnings and stock price would be adversely affected.
Our earnings could be adversely affected by non-cash adjustments to goodwill and other assets.
As prescribed by generally accepted accounting principles (“GAAP”) in the United States, we undertake an annual review of goodwill and other intangible assets balances. This test is performed during the third quarter of our fiscal year, unless there has been a triggering event that warrants an earlier interim testing for possible impairment. Our most recently completed annual test indicated that no impairment existed as of January 31, 2011. Future impairment tests could yield different results, however, depending upon such factors as our actual operating performance being significantly different than our assumptions utilized in the testing, or as a result of changes in our industry. Consequently, future tests may result in an impairment of goodwill or other intangible assets, in which event we would be required to record a non-cash charge to earnings in our financial statements during the period in which such impairment were determined to exist. Our goodwill and other intangible assets at January 31, 2011, were approximately $8.6 million, or approximately 34% of our total assets. At April 30, 2011, they were approximately $8.5 million, or approximately 32% of total assets.
Non-cash adjustments to other assets can also negatively affect our earnings. For instance, we recorded non-cash charges during the current year of approximately $291,000 to increase the valuation allowance on our state deferred income tax assets, as a result of our periodic review of the recoverability of our deferred tax assets.
Any such charges could have a material adverse effect on our results of operations.
The markets for our products, services and technology are very competitive and are becoming more so; if we cannot successfully compete in those markets, our business could be materially and adversely affected.
The markets for our energy savings products, services and technology are highly competitive and fragmented, and are subject to rapidly changing technologies, emerging competing products and services, frequent performance improvements, and evolving industry standards. We compete against not only smaller companies of similar size to us, but also against much larger traditional and competitive energy efficiency services providers and energy services companies. We expect competition in our markets to increase in the future because of the substantial near-term and long-term growth potential of our markets. Competition could arise from both newly organized businesses, as well as from business expansions by established enterprises into our markets. Increased competition could cause us to reduce the price of our energy savings products and services, and we could experience lower gross profit margins and slower growth, or even a loss of market share.
Many of our existing competitors, as well as many potential new competitors, have longer operating histories, greater name recognition, larger customer bases and significantly greater financial, technical, marketing, sales, manufacturing and other resources than we do. This may enable these competitors to develop and implement new and better product, service and/or technology offerings more quickly than we can, and to adapt more rapidly to changes in customer requirements or preferences. Greater resources may also enable competitors to promote their products more effectively, or price them more attractively, than we can. Established larger enterprises may have existing customer, vendor and partner relationships that may give them a competitive advantage vis-à-vis our BPE offerings, and other competitors with greater resources may be more attractive to potential new customers, vendors, partners and employees than we may be to them.

Consequently, we cannot assure you that we will have the financial resources, technologies, portfolio of products and services, or marketing, sales and operating support capabilities to compete successfully in the future, which could materially and adversely affect our revenues and profits.
Failure to adequately expand our sales force may impede our growth.
We are dependent on our direct sales force to obtain new customers for our BPE business, particularly large enterprise customers, and to help manage our customer base. We operate in a very competitive marketplace for sales personnel with the advanced sales skills, technical knowledge, industry experience, and existing customer relationships that we need. Our ability to achieve significant growth in revenues in the future will depend, in large part, on our success in recruiting, training, motivating and retaining a sufficient number of such qualified sales personnel. New personnel require significant training. Our recent hires and planned new hires might not prove to be as productive as we would like or expect, and we might be unable to hire a sufficient number of qualified individuals in the future in the markets where we conduct or desire to conduct business. If we cannot hire, develop, and retain a sufficient number of qualified and productive sales personnel, our revenues and profitability could be adversely impacted, and as a result, our growth could be impeded, which could have a material adverse effect on our business and financial position.
As more of our sales efforts are targeted at larger enterprise customers, sales cycles may become longer and more expensive, and we may encounter pricing pressures and implementation challenges, all of which could harm our business.
We are seeking to continue our recent years’ success in obtaining additional larger enterprise customers for our BPE offerings. As we target more of these customers, we anticipate potentially facing greater sales and marketing costs, longer sales cycles and less predictability in closing sales. In this market segment, a customer’s decision to use our BPE products and services may be an enterprise-wide decision, and if so, this type of sale could require us to provide greater levels of education to prospective customers regarding the use and benefits of our building performance-enhancing products and services.
In addition, larger customers may demand more customization, enhanced integration services and additional product features and services. As a result of these factors, new sales opportunities may require us to devote greater sales support and professional services resources to individual customers, driving up the costs and the amount of time required to close sales and diverting selling and professional services resources to a smaller number of larger transactions. Because of these factors, the risk of not closing a sale with a larger enterprise customer may be greater than with smaller customers, and the results of such potential failure, due to higher costs and fewer overall ongoing sales initiatives, also could be greater. Moreover, the purchasing power of larger enterprise customers may result in lower profit margins.
A limited number of customers comprise a significant portion of our revenues and backlog. The loss of, or any significant decrease in, business from these customers could have an adverse effect on our results.
A significant portion of our revenues and backlog for the fiscal year ended and as of April 30, 2011, were derived from a relatively limited number of customers. In fiscal year 2011, we generated approximately 25% of revenues from our largest customer, and our top five customers accounted for approximately 60% of revenues. At April 30, 2011, approximately 25% of our backlog was due to one customer, and the top five customers accounted for approximately 52% of our backlog.
This customer concentration increases the risk of fluctuations in our revenues and operating results. If we lose a significant customer, or if revenues or orders from significant customers decline, our business, results of operations and financial condition could be materially adversely affected. Additionally, if one of these customers is lost, or if revenues or orders from one or more of these customers decline, we cannot assure you that we will be able to replace or supplement the lost customers with others that generate comparable revenues or profits.

A portion of our revenues is derived from fixed price contracts, which could result in losses on contracts.
A portion of our revenues and current backlog is based on fixed price or fixed unit price contracts that involve risks relating to our potential responsibility for the increased costs of performance under such a contract. Generally, under fixed price or fixed unit price contracts, we have to absorb any increase in our costs not caused by a customer modification or other compensable change to the original contract, whether due to inflation, inefficiency, faulty estimates or other factors. There are a number of other factors that could create differences in contract performance, as compared to the original contract price, including, among other things, differing facility conditions, insufficient availability of skilled labor in a particular geographic location and insufficient availability of materials.
We often utilize subcontractors in performing services or completing projects, whose potential unavailability or unsatisfactory performance could have a material adverse effect on our business and financial position.
We often utilize unaffiliated third-party subcontractors in order to perform some of our energy engineering and consulting services, proprietary software and other IT development projects, much of our energy savings maintenance, installation and retrofit projects, and most of our other construction-related projects and services. As a consequence, we depend on the continuing availability of, and satisfactory performance by, such subcontractors. Such subcontractors may not be available at the times or in the quantities needed, or in the markets where we operate, or the quality of work by such subcontractors may prove to be below acceptable standards.
In addition, the subcontractors may be unable to qualify for payment and performance bonds to ensure their performance or may be otherwise inadequately capitalized. Insurance protection available to subcontractors for construction defects, if any, is increasingly expensive and may become unavailable, and the scope of such protection may become greatly limited.
If as a result of subcontractor problems or failures, we were unable to meet our contractual obligations to our customers, or were unable to successfully recover sufficient indemnity from our subcontractors or their bond or insurance carriers, then we could suffer losses which could decrease our profitability, damage our customer relations, significantly harm our reputation, or otherwise have a material adverse effect on our business and financial position.
If our security measures for our proprietary technology solutions were breached, and as a result unauthorized access to a customer’s data were obtained, our BPE offerings could be perceived as not being sufficiently secure, customers might curtail or stop using our products and services, and we could incur significant losses and liabilities.
Our proprietary technology solutions involve the storage of customers’ data and information, whether locally on the customers’ own computers, or on our computers. Some of these proprietary technology solutions also involve the transmission of such data and information. Security breaches could expose us to partial or total loss of this data and information, potential litigation, and possible liability.
If security measures were breached as a result of third-party action, employee error, malfeasance or otherwise, during transfer of data and information to data centers or at any time, and, as a result, someone were to obtain unauthorized access to any of our customers’ data and information, our reputation might be damaged, our business might suffer, and we might incur significant losses and liabilities.
Because techniques used to obtain unauthorized access or to sabotage computer systems change frequently, and generally are not recognized until after being launched against a target, we might be unable to anticipate such techniques or to implement adequate preventative measures on a timely basis.
If an actual or perceived breach of security were to occur, the market perception of the effectiveness of our security measures could be harmed, we could lose sales and customers, and our business and financial potential could be harmed.

We depend on the assistance of our customers to complete energy savings projects on a timely basis. If a customer were unable or unwilling to offer us assistance on a timely basis, or at all, it could affect project timelines and reduce or slow the recognition of energy savings project revenues.
Much of the work we perform requires significant interaction with our customers. Therefore, we must have our customers’ full cooperation to complete projects on a timely basis. In the early stages of a project, we are at risk of our customers not providing accurate or timely data for project implementation. Also, we must frequently access our customers’ facilities, and any restriction of such access could delay or prevent the completion of projects.
Our recently introduced Fifth Fuel Management ® offering is largely untested. If we fail to fully develop this offering, its prospects could be adversely affected. Moreover, developing Fifth Fuel Management ® will require additional capital, which we may not be able to obtain.
Our Fifth Fuel Management® offering is relatively new, and its business viability is largely untested. Our ability to develop Fifth Fuel Management® into a profitable product line depends upon a variety of factors, some of which are not entirely within our control, including:
•	our ability to develop, acquire and/or license any additional technologies and processes necessary to fully develop and implement the Fifth Fuel Management® system;

•	our ability to market and sell this new offering to significant customers, such as public and investor-owned utilities and building owners and operators; and

•	the availability of adequate capital to fund the full development, marketing and working capital requirements of Fifth Fuel Management®.
In light of the relative newness of Fifth Fuel Management®, and the absence of a proven track record of profitability, we cannot guarantee that this offering will be successful.
In addition, we anticipate that developing the Fifth Fuel Management® offering to meet expected demand will require additional capital, which we may seek to raise through outside sources or the sale of assets. We cannot assure you that we will be successful in raising adequate additional capital on acceptable terms, or at all.
If the new Fifth Fuel Management® system ultimately were to be unsuccessful, our revenues, earnings, financial position, stock price and the business as a whole could be adversely affected.
The value to customers of our energy savings products and services is substantially impacted by the prevailing conditions of energy markets; if energy prices and utility costs were to decline, our sales might not grow, or could even decline.
The financial value to customers who utilize our energy efficiency products and services is usually measured by the energy and utility cost savings to be realized over time. Accordingly, the return on our customers’ investment for installing energy efficient products and services and the time period necessary for our customers to recoup their initial investment in utilizing these products and services are directly correlated with the prevailing retail market prices for energy. If the price of energy and utility rates drop, customers’ energy savings and returns on investment from energy efficiency products and services would be less, and the time period over which their investment could be recovered through energy and utility costs savings would be extended. Consequently, if energy prices were to decline, demand for our energy efficiency products and services could decline as a result, as potential customers would be dissuaded from an upfront investment that may not produce an attractive return on investment for some time.
A decline in energy prices could not only negatively affect the level of sales of energy savings products and services, but could also decrease the profitability of such products and services, as we might be obliged to lower prices in response to a resulting decrease in customer demand.
We depend upon key personnel, and the loss of any such key personnel could adversely impair our ability to conduct business. In addition, implementing our growth strategy will require the addition of more suitable personnel.
One of our objectives is to develop and maintain a strong management team at all levels. We do not have employment agreements in place with our key employees. At any given time, we could lose the services of key executives or other key employees, and the loss of any such key personnel could adversely affect our results of operations, financial condition and ability to execute our business strategy. If we were to lose a member of our senior management team, we might be required to incur significant costs in identifying, hiring, and retaining a replacement for such departed executive.

In addition, the growth of our BPE business will require the addition and retention of qualified personnel. Some of our offerings, such as energy engineering, energy savings project design and implementation, and various IT-oriented products and services, may require personnel with special skills who are in high demand in the employment marketplace. We compete for such personnel with some companies with much greater resources. Accordingly, we may not be able to attract and hire such personnel or retain them in the face of better offers from competitors.
Prevailing capital market and economic conditions could impact demand for our services and products.
U.S. and international capital markets have experienced severe volatility, disruptions and failures in recent years, and the U.S. economy has only recently emerged from recession. Customers and potential customers who are capital-constrained, whether due to a weak economy or deteriorated market conditions, may delay or even cancel certain operating expenses and/or capital expenditures, including expenditures for our services and products.
If we cannot find suitable candidates for business acquisition or cannot integrate completed business acquisitions successfully, our prospects could be adversely affected.
In addition to organic growth, our strategy includes growth through business acquisitions. Our BPE business was established through several business acquisitions over the years. We compete for acquisition opportunities with other companies that have significantly greater financial resources. Therefore, there is a risk that we may be unable to complete an important acquisition because another company may be able to pay more for a potential acquisition candidate or may be able to use its financial resources to acquire a potential acquisition candidate before we could obtain the requisite financing.
Even if we complete a desirable business acquisition on favorable terms, we may not be able to successfully integrate any newly acquired company into existing operations on a timely basis. Integration of a substantial business is a challenging, time-consuming and costly process. It is possible that the acquisition itself or the integration process could result in the loss of the acquired company’s management or other key employees, the disruption of the acquired company’s business, or inconsistencies in standards, controls, procedures and policies that could adversely affect the acquired company’s ability to maintain good relationships with its suppliers, customers and employees.
In addition, successful integration of an acquired company requires the dedication of significant management resources that may temporarily detract attention from the day-to-day businesses of both Servidyne and the acquired company. If we cannot integrate the organization, operations and systems of an acquired company in a timely and efficient manner, the anticipated benefits of a completed acquisition may not be fully realized.
We could be exposed to environmental liability related to the disposal of hazardous materials.
One of our key offerings is replacing existing lighting systems with newer, more energy efficient lighting systems in various types of facilities. Replacing lighting systems can often involve removing, handling and disposing of hazardous materials. Various federal, state and local laws govern the handling of hazardous materials. Complying with environmental laws and regulations can be costly. If we fail to comply, we could face liability from government authorities or other third parties. Even in cases where we subcontract the disposal of such materials, we could face potential liability. Judgments, fines or similar penalties for environmental non-compliance could negatively affect our financial position and reputation.
We are subject to changing regulations regarding corporate governance and required public disclosure that have increased both the costs of compliance and the risks of noncompliance. As a small public company, these costs of compliance may affect us disproportionately as compared with larger competitors.
As a public company, we are subject to the laws, rules and regulations, and standards of various governing bodies, including the SEC, NASDAQ and the Public Company Accounting Oversight Board (the “PCAOB”), which are charged with the protection of investors and the oversight of companies whose securities are publicly traded. The Company’s efforts to comply with these regulations have resulted in, and are expected to continue to result in, increased general and administrative expenses and a diversion of management time and attention away from earnings-generating activities to compliance activities.

In addition, because these laws, rules and regulations, and standards are subject to varying interpretations, their application in practice may evolve over time as new guidance becomes available. This evolution may result in continuing uncertainty regarding compliance matters and additional costs necessitated by ongoing revisions to our disclosure and governance practices. If we fail to satisfactorily address and remain in compliance with all of these laws, rules and regulations, and standards, and any subsequent revisions or additions, our business may be adversely impacted.
Moreover, many compliance costs are not in direct proportion to the size of a particular company. As a small public company, these costs might affect us disproportionately, particularly in comparison to our larger public competitors. We may also be at a disadvantage vis-à-vis public company compliance costs compared with privately held competitors that are not subject to the same laws, rules and regulations, and standards.
We might not be able to refinance the mortgage debt on our corporate headquarters building on a timely basis or on acceptable terms.
At April 30, 2011, we had a mortgage note payable of approximately $4.1 million on our corporate headquarters building, which is pledged as collateral on the note. The note matures on August 21, 2012. Exculpatory provisions of the mortgage loan limit our liability for repayment to our interest in the mortgaged property. The property’s current leasing status, physical condition, and net operating income; global, national, regional, or local economic conditions; financial and credit market conditions; the level of liquidity available in real estate markets; our financial position; the terms and conditions or status of our other corporate loans; or other prior financial commitments could impair our ability to refinance the mortgage debt on the corporate headquarters building at a time when such refinancing might be necessary. Moreover, such refinancing might not be available at acceptable terms, including in respect of loan principal amounts, interest rates, amortization schedules, guaranties or maturity terms.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
The Company owns its corporate headquarters building, which contains approximately 65,880 square feet of leasable office space. The building is located in the North x Northwest Office Park, 1945 The Exchange, in suburban Atlanta, Georgia. The Company utilizes 25,928 square feet of this building as its main office and the remainder of the leasable space is either currently leased to third parties or vacant. In addition, the Company leases 25,654 square feet of office and warehouse space at another location in Atlanta, Georgia, which lease is scheduled to expire in May 2015.
In order to gain corporate clarity and to fund its continuing operations and investment in its BPE Segment, the Company disposed of several income-producing properties during fiscal years 2010 and 2011. See ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS under the “DISCONTINUED OPERATIONS” section for further details. As a result, the Company’s real estate assets now consist of only its corporate headquarters building; a commercially-zoned land parcel in North Ft. Myers, Florida; and commercially-zoned land parcels in Oakwood, Georgia.
ITEM 3. LEGAL PROCEEDINGS
From time to time, the Company is a party to various legal proceedings arising in the ordinary course of business. Although the Company does not presently believe that any of the legal proceedings to which it is currently a party will ultimately have a material adverse impact upon its business, financial position or results of operations, it is currently a party to the proceedings described below.
As discussed previously, on June 26, 2011, the Company entered into an agreement to be acquired by SCI for $3.50 per share in an all-cash transaction. Subsequently, the Company, SCI, SCI’s wholly-owned acquisition subsidiary, and the Company’s Board of Directors were named as defendants in two putative class action lawsuits, Manzoor Hussain v. Servidyne Inc. et al. (Civil Action No. 2011-CV-202977), filed July 7, 2011, and Brian Jacobs v. Servidyne, Inc. et al. (Civil Action No. 2011-CV-203489), filed July 22, 2011. Each lawsuit was brought by an alleged shareholder of the Company challenging the merger and filed in the Superior Court of Fulton County, Georgia.
The complaints allege, among other things, that (a) the Company’s Board of Directors breached their fiduciary duties by: (1) conducting an inadequate sales process that undervalued the Company; (2) agreeing to unfairly preclusive deal protection measures; and (3) approving merger terms that unfairly vest some of the corporate insiders with benefits not shared equally by other Company shareholders; and (b) in the complaint filed by Brian Jacobs, that the Company’s Board of Directors failed to disclose material facts to shareholders in connection with the proposed transaction in its preliminary proxy statement, filed with the SEC on July 18, 2011. The complaints also allege that SCI knowingly aided and abetted these fiduciary duty breaches. The complaints seek to enjoin the merger and other remedies.
The Company believes the claims asserted in the lawsuits are without merit and intends to vigorously defend against them. However, these proceedings are in their early stages, and due to the inherent uncertainty in litigation, there can be no guarantee that the Company will ultimately be successful in these proceedings, or in others to which it is currently a party. Substantial losses from legal proceedings could have a material adverse impact upon the Company’s business, financial position or results of operations; adverse developments in the proceedings described above could impede or prevent the merger from being consummated.
PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
MARKET FOR REGISTRANT’S COMMON EQUITY
The common stock of Servidyne, Inc. is traded on the NASDAQ Global Market under the symbol “SERV.” The approximate number of holders of common stock was 775 (including shareholders of record and shares held in street name) as of July 15, 2011. The following table sets forth the range of high and low sales prices per share of the Company’s common stock as reported on the NASDAQ Global Market for each quarterly period in fiscal years 2011 and 2010, as well as cash dividends paid per share of common stock for each quarterly period in fiscal years 2011 and 2010.

					Cash Dividends Paid
	Market Prices				Per Share
	Fiscal 2011		Fiscal 2010		2011	2010
	High	Low	High	Low
	Trade	Trade	Trade	Trade

First Quarter	$3.98	$1.67	$2.90	$1.51	$0.010	$0.020
Second Quarter	3.60	2.02	2.93	1.75	0.010	0.010
Third Quarter	3.15	2.18	2.30	1.53	0.010	0.010
Fourth Quarter	3.05	2.21	7.24	1.60	0.010	0.010
For information required by this item with respect to the Company’s equity compensation plan, refer to PART III, ITEM 12 of this filing.
ISSUER PURCHASES OF EQUITY SECURITIES
The Company repurchased one share in the fourth quarter of fiscal 2011. The Company made no other repurchases of shares during the fiscal year ended April 30, 2011.
In March 2010, the Board of Directors authorized the repurchase of up to 100,000 shares of the Company’s common stock during the twelve-month period ending on March 15, 2011. In March 2011, the Board of Directors authorized the repurchase of up to 100,000 shares of the Company’s common stock during the twelve-month period ending on March 9, 2012.

PART II
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
INTRODUCTION
The Company has one reportable operating segment, the Building Performance Efficiency, or BPE, Segment. The Company continues to add new BPE products and service offerings, which may come in part from future business acquisitions. Information previously reported as “Real Estate” or “Parent” is now reported below as “Corporate” or “Other.”
In “RESULTS OF OPERATIONS” below, changes in revenues, costs of revenues, selling, general and administrative expenses, and loss from continuing operations before income taxes from period to period are analyzed on a segment basis. For other information on a consolidated basis, please see the Company’s consolidated financial statements.
On June 26, 2011, the Company entered into an agreement to be acquired by Scientific Conservation, Inc. (“SCI”) for $3.50 per share in an all-cash transaction. The Company’s board of directors has approved the merger and has unanimously recommended that the Company’s shareholders vote in favor of it at a special meeting of the shareholders to be held to consider the merger. The merger has also been approved by the board of directors of SCI. The acquisition is subject to approval by Company shareholders holding a majority of the outstanding voting power of the Company, as well as other customary closing conditions, and is expected to be completed in the Company’s second fiscal quarter ending October 31, 2011. Shareholders representing approximately 56% of the voting power of the Company have agreed to vote in favor of the merger, subject to termination of such agreements with respect to approximately 27% of the voting power if Servidyne’s board should change its recommendation supporting the merger. If the merger is approved and is consummated, the Company will no longer be a publicly-traded company, and its shares will cease to be traded on the NASDAQ Global Market. For more information, see Note 18 “Subsequent Events” to the consolidated financial statements, as well as the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission (the “SEC”) on June 28, 2011.
OVERVIEW
The Company entered fiscal year 2011 with an order backlog at its BPE Segment of $15.4 million, which at that time represented the highest backlog achieved by BPE in the Company’s history. The Company recognized historic levels of BPE revenues during fiscal year 2011. In addition, BPE’s new order activity showed continued strength in fiscal 2011. BPE closed the year with a backlog of $13.9 million as of April 30, 2011. The new order activity in fiscal 2011 included the award of a $5.8 million design-build retro-commissioning project for the Georgia Department of Corrections under a contract with the Georgia Environmental Finance Authority, which the Company commenced during the fiscal second quarter and expects to substantially complete by the end of calendar year 2011.

More specifically, BPE generated $25.7 million in revenues, $556,000 in pre-tax earnings (including intercompany costs and expenses), and $1,270,000 in EBITDA1 (pre-tax earnings, plus interest, depreciation and amortization of $714,000) in fiscal 2011. The current year revenues increased 42% compared to fiscal 2010, including a 70% year-over-year increase in Energy Savings Projects revenues. During the fourth quarter, BPE generated $7.5 million in revenues, a new record for revenues recognized in a fiscal quarter, and generated $492,000 in pre-tax earnings (including intercompany costs and expenses) and $648,000 in EBITDA (pre-tax earnings, plus interest, depreciation and amortization of $157,000).
The Company believes that the increase in BPE order activity, revenues and profitability over the last year is a direct result of three distinct factors: the success of the Company’s enhanced sales and marketing efforts, which were initiated in fiscal 2009; an overall improvement in the capital spending environment for many BPE customers; and the infusion of U.S. government expenditures for energy efficiency upgrades of government facilities. The Company believes that these factors will continue to be favorable in fiscal year 2012. Management expects that BPE will generate positive EBITDA in fiscal year 2012, exceeding the EBITDA achieved in fiscal year 2011, with revenues and order activity remaining strong.
However, the Company on a consolidated basis in not expected to generate positive EBITDA in fiscal 2012. Moreover, EBITDA on a quarterly basis is more sensitive to fluctuations in the timing of revenues and may not be positive in an individual quarter. Management believes that a longer period of time will be required before the BPE Segment is able to generate sufficient sustained cash flow to fully fund the Company’s consolidated operations. See the “Liquidity” section below for more information.
To support ongoing revenue growth, the Company anticipates continued strong order growth from customers in the government sector, the private sector and from utility companies. The Company offers government sector customers many of the same offerings it provides to private sector customers, including energy savings projects and other energy efficiency-focused products and services, by entering into direct contracts and by acting as a subcontractor to large energy services companies (“ESCOs”). The Company has a long history of providing energy efficiency services for a wide range of government facilities, including U.S. military bases, federal, state and county prisons, large public educational facilities, municipal school districts, and a variety of other federal, state, county and municipal buildings and facilities. The Company has existing business relationships with a number of government entities and with several of the large ESCOs currently authorized by the U.S. Department of Energy to perform federally-funded projects to improve the energy efficiency of government buildings. In addition, the Company expects to build on its recent successes in the private sector by continuing to broaden its customer base of Fortune 500 companies and large asset and property managers that own or manage numerous facilities across the country, due to the growing corporate awareness of the solid investment potential of sustainable and energy efficient facility upgrades. The Company also has recently developed relationships with a number of major U.S. utility companies, who are actively seeking the Company’s energy efficiency expertise, demand response services, project management capabilities, and engineering and implementation services to offer to their end-use customers’ buildings and facilities. Demand from utilities is growing rapidly, driven by increasing pressures on these companies to provide more power without adding a commensurate amount of new generating capacity, as construction of new generating plants in most regions of the U.S. is either politically unpopular or economically unfeasible, or both. As the combined result of the many funded and proposed

[1]	The Company believes earnings before interest, taxes, depreciation and amortization (“EBITDA”) is a useful non-GAAP measurement of the BPE Segment’s performance because it assists investors in comparing the Company’s performance across reporting periods on a consistent basis by excluding items that the Company does not believe are indicative of its core operating performance. One should not consider EBITDA as an alternative to, or a more meaningful indicator of the segment’s operating performance than, earnings before taxes as determined in accordance with GAAP. EBITDA has limitations as an analytical tool. Some of these limitations are:
•	EBITDA does not reflect the Company’s cash expenditures, or future requirements for capital expenditures, or contractual commitments;

•	EBITDA does not reflect changes in, or cash requirements for, working capital needs;

•	EBITDA does not reflect the significant interest expense or the cash requirements necessary to service interest or principal payments on indebtedness;

•	although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future, and EBITDA does not reflect any cash requirements for such replacements; and

•	other companies in the Company’s industry may calculate EBITDA differently, potentially limiting its usefulness as a comparative measure.

government mandates to improve the efficiency of federal, state and local government facilities, the growing awareness in corporate America of the benefits of sustainability and energy efficiency, and the increasing pressures faced by utility companies to meet customer demand, the Company believes that it is well positioned for ongoing revenue growth.
The Company also anticipates that increased order activity will continue to be generated by its Fifth Fuel Management® service offering over the next several quarters. The BPE Segment offers this technology-enabled demand response and energy efficiency system to a network of utilities and independent system operators in the U.S., as well as to owners and operators of large commercial office buildings, retail stores, hotels, light industrial facilities and institutional buildings. Demand response is emerging as a critical tactic to help address the growing imbalance in the supply and demand of generated electric power in the United States. The Company expects Fifth Fuel Management® will provide additional opportunities for sales of other energy efficiency services and products as well, which can enable the Company to leverage its established customer base of building owners and operators to help utilities gain better utilization of their existing energy generating facilities and infrastructures. The Company believes that it is now better positioned to participate in the growing utility market sector; however, the Company’s ability to develop the Fifth Fuel Management® offering to its full potential will require the investment of additional capital.
While market demand for the BPE Segment’s offerings appears to be strong and growing, there can be no assurance that this will result in sustained revenue growth, particularly if recent improvements in macro-economic conditions do not continue, or if such conditions were to worsen, for an extended period of time.
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
LIQUIDITY
The Company’s cash increased by $201,000 during the fourth quarter of fiscal 2011, as operating activities provided cash of $363,000. On a full year basis, the Company’s cash increased by $202,000, as operating and investing activities used cash of $1,294,000 and $725,000, respectively, offset primarily by cash generated from sales of real estate assets. Despite the recent successes and achievements described above, the Company’s full year loss from continuing operations in fiscal 2011 resulted in significant usage of the Company’s cash, continuing the trend of substantial cash usage to fund operating losses in recent years. Although the BPE Segment generated positive EBITDA and net earnings from operations in four of the last five fiscal quarters, and generated positive EBITDA and net earnings for the full fiscal year, a longer period of time will be required before the BPE Segment is able to generate sufficient sustained cash flow to fully fund the Company’s consolidated operations. If the merger, as described in Note 18 “Subsequent Events” to the consolidated financial statements, should not occur, the Company believes that it has, or can obtain, sufficient capital resources to operate its business in the ordinary course until the BPE Segment begins to generate sufficient sustained cash flow to fund the Company’s consolidated operations, which it may seek to obtain by using any of the methods described below in “Liquidity and Capital Resources;” however, there can be no assurance that the Company will be successful in these efforts.
Historically, earnings before taxes have been indicative of the BPE Segment’s cash flows, before taking into account the timing of receivables and payables. Despite the revenue growth, positive EBITDA and earnings that the BPE Segment achieved in fiscal 2011, and which the Company expects the BPE Segment to achieve in fiscal 2012, the timing of when BPE will generate consistent and sustainable cash flow from operations will be dependent on a number of factors, including the timing of collections on customer receivables and payments to vendors and suppliers. In addition, there can be no guarantee that the expected revenue growth, positive EBITDA and earnings at the BPE Segment will actually occur, particularly if recent improvements in macro-economic conditions do not continue, or if such conditions were to worsen, for an extended period of time. See “Liquidity and Capital Resources” later in this discussion and analysis section for more information.
RESULTS OF OPERATIONS
In the following charts, changes in revenues, cost of revenues, selling, general and administrative expenses, and loss from continuing operations before income taxes from period to period are analyzed on a segment basis, prior to intercompany revenues, costs and expenses. For other information on a consolidated basis, refer to the Company’s consolidated financial statements. For net earnings presented by segment including intercompany revenues, costs and expenses, refer to Note 14 “Segment Reporting” to the consolidated financial statements.
REVENUES
Consolidated revenues from continuing operations, prior to intercompany revenues, were $26,157,928 in fiscal 2011 compared to $18,561,530 in fiscal 2010. This represents an increase in revenues of 41%.
CHART A
REVENUES FROM CONTINUING OPERATIONS
(Dollars in Thousands)

	Years Ended
	April 30,		Amount	Percentage
	2011	2010	Change	Change
BPE (1)	$25,735	$18,172	$7,563	42
Other	423	390	33	8

	$26,158	$18,562	$7,596	41

NOTES TO CHART A

(1)	The following table indicates the BPE Segment revenues by service and product type:
BPE SEGMENT REVENUES — SUMMARY BY SERVICE & PRODUCT TYPE
(Dollars in Thousands)

	Years Ended
	April 30		Amount	Percentage
	2011	2010	Change	Change

Energy Savings Projects	$18,791	$11,051	$7,740	70
Lighting Products	2,227	1,933	294	15
Energy Management Services	1,515	1,801	(286)	(16)
Fifth Fuel Management® Services	241	28	213	761
Productivity Software	2,961	3,359	(398)	(12)

	$25,735	$18,172	$7,563	42

BPE Segment revenues increased by approximately $7,563,000, or 42%, in fiscal 2011 compared to fiscal 2010, primarily due to:
(a)	an increase in energy savings project revenues of approximately $7,740,000, primarily due to the substantial increase in revenues from customers in both the private sector and the government sector, including revenues of approximately $3,300,000 from several new energy savings project customers, representing the completion of the initial phases of new energy savings program initiatives for those customers;

(b)	an increase in lighting product revenues of approximately $294,000 due to improved business conditions; and

(c)	an increase in Fifth Fuel Management® revenues of approximately $213,000, which was introduced as a new offering by the Company in the prior fiscal year and initially generated revenues in the fourth quarter of fiscal 2010, due to increased customer orders as demand response emerges as a critical tactic to help address the growing imbalance in the supply and demand of generated electric power in the United States;
partially offset by:
(d)	a decrease in energy management services of approximately $286,000, primarily due to the completion of multi-year consulting services projects in the prior fiscal year, which contributed approximately $506,000 in revenues in fiscal 2010, partially offset by an increase of approximately $220,000 in other energy management services revenues; and
(e)	a decrease in productivity software revenues of approximately $398,000, primarily due to fewer new implementations with existing large-portfolio customers.
COST OF REVENUES
As a percentage of total revenues from continuing operations (see Chart A), the total applicable costs of revenues (see Chart B), prior to intercompany costs, were 72% and 70% for fiscal years 2011 and 2010, respectively. In reviewing Chart B, the reader should recognize that the volume of revenues generally will affect the amounts and percentages presented.
CHART B
COST OF REVENUES FROM CONTINUING OPERATIONS
(Dollars in Thousands)

			Percentage of
			Revenues for the
	Years Ended		Years Ended
	April 30,		April 30,
	2011	2010	2011	2010
BPE (1)	$18,246	$12,301	71	68
Other	685	747	162	192

	$18,931	$13,048	72	70

NOTES TO CHART B

(1)	BPE Segment cost of revenues increased by approximately $5,945,000, or 48%, in fiscal 2011 compared to fiscal 2010, primarily due to the corresponding increase in revenues (see Chart A).

On a percentage-of-revenues basis, BPE Segment cost of revenues increased from 68% of revenues in fiscal 2010 to 71% of revenues in fiscal 2011, primarily due to a change in the mix of services and products and an increasingly competitive market pricing environment for energy savings projects.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
As a percentage of total revenues from continuing operations (see Chart A), the total applicable selling, general and administrative expenses (“SG&A”) (see Chart C), prior to intercompany expenses, were 38% and 53% in fiscal years 2011 and 2010, respectively. In reviewing Chart C, the reader should recognize that the volume of revenues generally will affect the amounts and percentages presented. The BPE Segment percentages in Chart C are based upon expenses as they relate to segment revenues from continuing operations (see Chart A), whereas the Corporate and total expenses relate to total consolidated revenues from continuing operations.
CHART C
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
FROM CONTINUING OPERATIONS
(Dollars in Thousands)

			Percentage of
			Revenues for the
	Years Ended		Years Ended
	April 30,		April 30,
	2011	2010	2011	2010
BPE (1)	$5,739	$5,830	22	32
Corporate (2)	4,201	3,953	16	21

	$9,940	$9,783	38	53

NOTES TO CHART C

(1)	BPE Segment SG&A expenses decreased by approximately $91,000, or 2%, in fiscal 2011 compared to fiscal 2010, primarily due to lower personnel-related costs and project development expenses.

On a percentage-of-revenues basis, BPE Segment SG&A expenses decreased from 32% of revenues in fiscal 2010 to 22% of revenues in fiscal 2011, primarily due to the increase in revenues (see Chart A) without a corresponding proportional increase in expenses.

(2)	Corporate SG&A expenses increased by approximately $248,000, or 6%, in fiscal 2011 compared to fiscal 2010, primarily due to increases in consulting, legal, and non-employee directors’ fees and investor relations expenses, partially offset by lower personnel-related costs.

On a percentage-of-revenue basis, Corporate SG&A expenses decreased from 21% of revenues in fiscal 2010 to 16% of revenues in fiscal 2011, primarily due to the increase in revenues (see Chart A) without a corresponding proportional increase in expenses.
EARNINGS (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES
Consolidated loss from continuing operations before income taxes was $2,966,799 in fiscal 2011 compared to $4,350,601 in fiscal 2010, a year-over-year improvement of $1,383,802, or 32%.
The figures in Chart D are prior to intercompany revenues, costs and expenses.

CHART D
EARNINGS (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES
(Dollars in Thousands)

	Years Ended		Increase
	April 30,		(Decrease)
	2011	2010	Amount

BPE (1)	$1,753	$64	$1,689
Corporate (2)	(4,720)	(4,415)	(305)

Total	$(2,967)	$(4,351)	$1,384

NOTES TO CHART D

(1)	BPE Segment earnings before income taxes increased by approximately $1,689,000 in fiscal 2011 compared to fiscal 2010, primarily due to the increase in revenues of approximately $7,563,000 (see Chart A), an increase in gross margin of approximately $1,618,000, and a decrease in SG&A expenses of approximately $91,000 (see Chart C). The financial performance improvement of the BPE Segment is the result of improving business conditions combined with the containment of overhead costs.

(2)	Corporate loss before income taxes increased by approximately $305,000, or 7%, in fiscal 2011 compared to fiscal 2010, primarily due to increases in SG&A expenses of approximately $248,000 (see Chart C), partially offset by an improvement in gross margin of rental activities at the corporate headquarters building of approximately $94,000.
INCOME TAX BENEFIT
The Company’s effective rate for income taxes, based upon estimated annual income tax rates, approximated 31.6% of loss from continuing operations before income taxes in fiscal 2011 and 36.4% in fiscal 2010. The effective rates in both years reflect the valuation allowances recorded against the Company’s state deferred tax assets as described in Note 10 to the consolidated financial statements. The change in the valuation allowance between fiscal 2010 and fiscal 2011 has resulted in a decreased benefit driving lower effective rates.
INTEREST COSTS
Interest costs of $448,484 and $402,104 in fiscal years 2011 and 2010, respectively, were primarily related to the mortgage on the corporate headquarters building. There was no capitalized interest in either of the years presented.
ACQUISITIONS
There were no acquisitions in fiscal 2011 or fiscal 2010.
DISCONTINUED OPERATIONS
On January 29, 2010, the Company disposed of its interest in its owned office building in Newnan, Georgia. In this transaction, the Company transferred its approximately $2.0 million interest in the property and related assets to the note holder, which satisfied in full the Company’s liability for the approximately $3.2 million remaining balance on the property’s non-recourse mortgage loan. Correspondingly, the Company recognized a non-cash pre-tax gain of approximately $1.2 million in the third quarter of fiscal 2010 as a result of the elimination of the balance of the indebtedness on the property. Prior to the disposition, the Company had recorded an impairment loss of approximately $2,007,000 in the fourth quarter of fiscal 2009. See Note 4 “Discontinued Operations” to the consolidated financial statements for more information. The Company’s federal and state tax liabilities on the disposition were approximately $0.4 million. These tax liabilities primarily resulted from the pre-tax gain on the disposition, partially offset by operating losses of the property during fiscal 2010. These tax liabilities were offset by the Company’s net operating loss carry-forwards for tax purposes.
On June 9, 2010, the Company sold its owned shopping center in Jacksonville, Florida, for a sales price of approximately $9.9 million. The sale generated net cash proceeds of approximately $2 million, after deducting approximately $0.5 million for funding of repair escrows and approximately $0.6 million for closing costs and prorations, and net of the approximately $6.9 million mortgage note, which was assumed by the buyer. The Company recognized a pre-tax gain on the sale of approximately $190,000, including approximately $75,000 in additional pre-tax gain recognized in the last three quarters of fiscal 2011 as a result of the successful completion of contractual conditions and other cost-basis adjustments. See Note 4 “Discontinued Operations” to the consolidated financial statements for more information. The Company’s federal and state tax liabilities on the disposition were approximately $75,000. These tax liabilities primarily resulted from the pre-tax gain on the disposition and the operating earnings of the property during the current fiscal year. These tax liabilities were offset by the Company’s net operating loss carry-forwards for tax purposes.
On December 15, 2010, the Company sold its owned shopping center in Smyrna, Tennessee, for a sales price of approximately $4.3 million. The sale generated net cash proceeds of approximately $250,000, after deducting approximately $125,000 for closing costs and prorations, and net of the approximately $3.9 million mortgage note, which was assumed by the buyer. The Company recognized a pre-tax loss on the sale of approximately $6,000. Prior to the sale, the Company recorded an impairment loss of approximately $590,000 in the second quarter of fiscal 2011. See Note 4 “Discontinued Operations” to the consolidated financial statements for more information. The Company recognized federal and state tax benefits of approximately $206,000 on the disposition. These tax benefits primarily resulted from the operating losses of the property during the current fiscal year, which included the impairment loss of approximately $590,000 mentioned above.
In accordance with GAAP, the Company’s financial statements have been prepared with the results of operations and cash flows of these disposed properties shown as discontinued operations. All historical statements have been recast in accordance with GAAP.
LIQUIDITY AND CAPITAL RESOURCES
Between April 30, 2010, and April 30, 2011, the Company’s cash increased by $201,664, or 10%, to $2,125,305. The Company’s working capital increased by approximately $33,000, or 1%, between April 30, 2010, and April 30, 2011, which was primarily the result of cash generated from the sales of real estate assets, largely offset by current year losses from continuing operations before depreciation, amortization and income taxes, as well as discretionary capital expenditures and scheduled regular debt service payments.
The following describes the changes in the Company’s cash from April 30, 2010, to April 30, 2011:
Operating activities used cash of approximately $1,294,000, primarily as a result of:
(a)	current year losses from continuing operations before depreciation, amortization and income taxes of approximately $2,019,000;

(b)	an increase in cost and earnings in excess of billings of approximately $797,000; and

(c)	an increase in other current and long-term assets of approximately $129,000;
partially offset by:
(d)	a net increase in trade accounts payable, accrued expenses, and other liabilities of approximately $1,275,000, primarily due to an increase in costs in line with the BPE Segment’s revenue growth, as well as the timing and submission of payments; and
(e)	a decrease in net accounts receivable of approximately $347,000, primarily due to the timing of billings and receipt of payments.
Investing activities used cash of approximately $725,000, primarily as a result of:
(a)	$500,000 used for the purchase of a held-to-maturity investment;
(b)	approximately $366,000 used for additions to intangible assets, primarily related to enhancements to the BPE Segment’s proprietary technology solutions; and
(c)	approximately $54,000 used for additions to property and equipment, primarily related to the purchase of computer hardware;

partially offset by:
(d)	proceeds of approximately $195,000 from the termination of a split-dollar life insurance agreement.
Financing activities provided cash of approximately $69,000, primarily as a result of:
(a)	proceeds from other long-term debt of approximately $500,000;
partially offset by:
(b)	scheduled principal payments on other debt of $163,000;

(c)	scheduled principal payments on the mortgage note on the corporate headquarters building of approximately $121,000; and

(d)	payment of the regular quarterly cash dividends to shareholders of approximately $148,000.
Discontinued operations provided cash of approximately $2,152,000, primarily as a result of the sales of real estate assets.
While the Company’s operations used approximately $1,994,000 of cash during the first quarter of fiscal 2011, primarily due to the operating loss in the quarter and a reduction in accounts payable, the level of cash from operations increased during the remainder of fiscal 2011, as operations provided approximately $700,000 of cash during the last three quarters of the fiscal year. In the fourth quarter of fiscal 2011, operating activities provided approximately $363,000 of cash, primarily due to an increase in accounts payable, partially offset by the operating loss in the quarter. The substantial growth in BPE activity in the current year led to the segment generating positive cash flow from operations of approximately $785,000 in fiscal 2011, a significant milestone for the Company. However, management believes that a longer period of time will be required before the BPE Segment is able to generate sufficient sustained cash flow to fully fund the Company’s consolidated operations. If the merger, as described in Note 18 “Subsequent Events” to the consolidated financial statements, should not occur, the Company believes that it has sufficient capital resources on hand to operate its business in the ordinary course for the next twelve months; the Company also currently believes that it has, or can obtain, sufficient capital resources to continue to operate its business in the ordinary course until the BPE Segment begins to generate sufficient cash flow to fund the Company’s operations, although there can be no guarantee that this will be the case, particularly if recent improvements in macro-economic conditions do not continue, or if such conditions were to worsen, for an extended period of time. In addition, achieving sufficient sustained cash flow from the operations of the BPE Segment to fully fund the Company’s consolidated operations will depend on the occurrence of a number of assumed factors, including the timing, margins and volume of additional revenues generated by new material contracts, which historically have been difficult to predict, and the timing of collections of customer receivables and payments to vendors and suppliers. Consequently, there can be no assurance that the Company will achieve sufficient sustained cash flow through BPE Segment operations to fully fund the Company’s consolidated operations in the near term, or at all.
The Company historically has generated substantial liquidity from the periodic sales of real estate assets, and the proceeds from such sales largely have been redeployed to fund the establishment and growth of the BPE Segment. In June 2010, the Company successfully closed on the sale of its owned shopping center in Jacksonville, Florida, generating net cash proceeds of approximately $2 million. In December 2010, the Company successfully closed on the sale of its owned shopping center in Smyrna, Tennessee, generating net cash proceeds of approximately $250,000. As a cumulative result of real estate asset sales in recent years, the Company’s real estate assets now consist of only the corporate headquarters building in metropolitan Atlanta, Georgia (which is subject to a $4.1 million mortgage); a commercially-zoned land parcel in North Ft. Myers, Florida; and commercially-zoned land parcels in Oakwood, Georgia. Given the declines in commercial real estate markets and asset valuations in the United States in recent years, the Company may be unable to sell any of its remaining real estate assets at acceptable prices, or at all, in the near future.
The Company in recent years has not utilized bank lines of credit for operating purposes and does not currently have in place any such line of credit. At April 30, 2010, the Company did have a term note payable in the principal amount of approximately $850,000 maturing in December 2011. In the third quarter of fiscal 2011, the Company and the lender amended the note to, among other things, extend its maturity to January 2016 (see the “Mortgage Notes and Other Long-Term Debt” section below for more information). In addition, in October 2010, the Company borrowed $500,000 from related parties through the issuance of promissory notes (see the “Sales of Promissory Notes to Related Parties” section below for more information). Also, as of April 30, 2011 and 2010, the Company had $588,000 and $982,000, respectively, in loans against its interests in the cash surrender values of certain life insurance policies (see the “Termination of Split Dollar Life Insurance Agreement” section below for more information). There is currently minimal additional borrowing capacity left under such policies.
In the event that the merger does not occur and that currently available cash, cash generated from operations, and cash generated from real estate sales were not sufficient to meet future operating cash requirements, the Company would need to seek another merger partner or sell additional real estate or other assets at potentially otherwise unacceptable prices, seek external debt financing or refinancing of existing debt, seek to raise funds through the issuance of equity securities, or limit growth or curtail operations to levels consistent with the constraints imposed by the available cash and cash flow, or any combination of these options. Depending on the form of any additional capital, the equity interests of the Company’s existing shareholders could be diluted as a result. In addition, the development of the Fifth Fuel Management® service offering to its full potential will require the investment of additional capital, which the Company may seek to raise through outside sources or the sale of assets.
The Company’s ability to find another merger partner, to secure debt or equity financing, or to sell real estate or other assets could be limited by economic and financial conditions at any time, but likely would be severely limited by credit, equity and real estate market conditions similar to those that have existed in recent years.
Sales of Promissory Notes to Related Parties
On October 14, 2010, the Company borrowed an aggregate of $500,000 from related parties by issuing a total of four promissory notes to Samuel E. Allen, a Director of the Company; Herschel Kahn, a Director of the Company; Alan R. Abrams, Chairman of the Board and Chief Executive Officer of the Company; and J. Andrew Abrams, Executive Vice President of the Company, respectively. The largest of the four notes, amounting to $400,000, was issued to Mr. Allen. Each of the notes bears interest at twelve percent (12%) per annum and matures on May 14, 2012, subject to acceleration under certain specified circumstances. The notes are collectively secured by a security deed on real property granted by a subsidiary of the Company. The notes are included in “Other Long-Term Debt” in the Company’s consolidated balance sheet. The cash proceeds from the borrowings were used to fund working capital and for other operating purposes.
Termination of Split Dollar Life Insurance Agreement
Historically, the Company has been a party to “split dollar” life insurance agreements pursuant to which, among other things, the Company has agreed to pay premiums on life insurance policies for certain executive officers of the Company. The cash surrender values of these insurance policies are recorded as long-term other assets in the Company’s consolidated balance sheet. As of April 30, 2010, the Company was a party to three split dollar agreements regarding policies insuring the lives of current and former executive officers of the Company, and had long-term loans of approximately $982,000 against its interests in the cash surrender values of these policies.
On October 21, 2010, the split dollar life insurance agreement related to the policy jointly insuring the lives of Edward M. Abrams (deceased), the Company’s former Chairman of the Board and Chief Executive Officer, and his widow, Ann U. Abrams (the parents of Alan R. Abrams, the Company’s Chairman of the Board and Chief Executive Officer, and J. Andrew Abrams, the Company’s Executive Vice President) was terminated prior to the death of the remaining insured. Prior to the termination of the agreement, the Company had a long-term loan of approximately $412,000 against its interest in the cash surrender value of this policy, which loan amount approximately equaled the cumulative policy premiums paid by the Company through the date the loan was originated, and represented a substantial majority of the policy’s cash surrender value prior to the loan. Under the terms of the agreement, in the event of an early termination prior to the death of the insured, the Company was entitled to receive the remaining cash surrender value of the policy, if any, on the date of termination. However, in consideration of the consent to the early termination of the agreement by the trust that owns the policy, the Company agreed to reduce the net cash surrender value otherwise payable to the Company by $42,000. As a result of the early termination of the agreement: (1) the long-term loan against the Company’s interest in the cash surrender value of the policy of approximately $412,000, and the related accrued interest of approximately $13,000, was repaid in full; (2) the Company received approximately $195,000 in cash proceeds; (3) the

Company’s ongoing obligation to pay premiums on the policy and its entitlement to any portion of the policy’s death benefit were terminated; and (4) the Company reduced its long-term other assets by approximately $662,000, representing the Company’s interest in the cash surrender value of the policy prior to termination.
Capital Expenditures
The Company has no material commitments for capital expenditures. However, the Company does expect that total capital spending in fiscal year 2012 will be approximately $970,000, including BPE Segment expenditures of approximately $310,000 for proprietary technology solutions and approximately $410,000 for property and equipment, and Corporate Headquarters expenditures of approximately $250,000.
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
Mortgage Notes and Other Long-Term Debt
At April 30, 2011, the Company had a mortgage note in the principal amount of approximately $4.1 million and two other long-term debt obligations in the approximate aggregate amount of $1.4 million.
The mortgage note is associated with the corporate headquarters building and has a maturity date of August 1, 2012. This property is pledged as collateral on the note. Exculpatory provisions of the mortgage note limit the Company’s liability for repayment to its interest in the property. Additionally, the mortgage note contains a provision that requires a Company subsidiary to maintain a net worth of at least $2 million. The subsidiary’s net worth was approximately $16.3 million as of April 30, 2011. The mortgage note contains no other financial covenants.
Other long-term debt at April 30, 2011, included a note payable of approximately $837,000, which originated from the acquisition of a wholly-owned subsidiary in fiscal year 2004. In the third quarter of fiscal 2011, the Company and the lender entered into an agreement to amend the note as follows:
•	The maturity date of the note, originally December 18, 2011, and principal payment structure were amended such that principal payments commenced on February 19, 2011, based on a 60-month amortization. In addition, a $150,000 principal payment is due on October 19, 2011, with a balloon payment of the remaining principal balance of approximately $408,000 due on January 19, 2016; and

•	The interest rate was changed from the prime rate plus 1.5% to a fixed rate of 6% per annum.
The note continues to be secured by the general assets of a Company subsidiary.
None of the Company’s long-term debt obligations have any financial or non-financial covenants.
The cash principal payment obligations during the next twelve months related to the Company’s long-term debt are expected to be approximately $334,000.
Secured Letter of Credit
In conjunction with terms of the mortgage on the corporate headquarters building, the Company is required to provide for potential future tenant improvement costs and lease commissions with additional collateral, in the form of a letter of credit in the amount of $450,000 from July 17, 2008, through August 1, 2012. The letter of credit is secured by a certificate of deposit, which was recorded as a long-term other asset in the Company’s consolidated balance sheet as of April 30, 2011 and 2010.

Repurchases of Common Stock
In February 2009, the Board of Directors authorized the repurchase of up to 100,000 shares of the Company’s common stock during the twelve-month period ending on March 5, 2010. In March 2010, the Board of Directors authorized the repurchase of up to 100,000 shares of the Company’s common stock during the twelve-month period ending on March 15, 2011. In March 2011, the Board of Directors authorized the repurchase of up to 100,000 shares of the Company’s common stock during the twelve-month period ending on March 9, 2012.
The Company repurchased 16,981 shares of its common stock in fiscal 2010 for a total cost of approximately $31,000. The Company repurchased one share in fiscal 2011 at a cost of $3.
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
Energy management services are accounted for separately and are recognized as the services are rendered. Revenues derived from sales of proprietary technology solutions (other than ASP solutions) and hardware products are recognized when the technology solutions and products are sold.
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
When there are one or more indications of impairment, the recoverability of long-lived assets is measured by a comparison of the carrying amount of the asset against the future net undiscounted cash flows expected to be generated by the asset. The Company estimates future undiscounted cash flows using assumptions regarding occupancy, counter-party creditworthiness, costs of leasing including tenant improvements and leasing commissions, rental rates and expenses of the property, as well as the expected holding period and cash to be received from disposition. The Company has considered all of these factors in its undiscounted cash flows.
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
The Company performed the annual impairment analysis of goodwill and other indefinite-lived intangible assets in the fiscal quarter ended January 31, 2011. The annual analysis resulted in a determination of no impairment. Further, management has noted no indications of impairment in the fourth quarter of fiscal 2011 that would require the Company to perform an interim test of impairment as of April 30, 2011. Although management believes goodwill and other indefinite-lived intangible assets are appropriately stated in the consolidated financial statements, future changes in strategy or market conditions could significantly impact these judgments and result in an impairment charge.
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
In the income approach model, three separate financial projection scenarios were prepared using the above assumptions: the first used the expected revenue growth rates, the second used higher revenue growth rates, and the third used lower revenue growth rates. The discount rates used in the scenarios ranged from 17% for the lower growth scenario to 19% for the higher growth scenario. In each of the three discounted cash flow models, there was no indication of goodwill impairment. For the assessment of fair value of the BPE Segment based on the income approach, the results of the three scenarios were weighted to produce the applicable fair value indication as follows: 50% for the expected case and 25% each for the other scenarios. The weightings reflect the Company’s view of the relative likelihood of each scenario.
In the application of the market approach, the Company considered valuation multiples derived from five public companies that were identified as belonging to a group of industry peers. The applicable financial multiples of the comparable companies were adjusted for profitability and size and then applied to the BPE Segment. This result also indicated that no impairment existed.
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
The Company will have to generate $2.7 million of taxable income in future years to realize the federal NOL carryforwards and an additional $25.9 million of taxable income in future years to realize the state NOL carryforwards. These amounts of taxable income would allow for the reversal of the $2.0 million DTA related to NOL carryforwards. There is a long carryforward period remaining for the NOL carryforwards. The oldest federal NOL carryforwards will expire in the April 30, 2029, tax-year, and the most recent federal NOL carryforwards will expire in the April 30, 2030, tax-year. The significant state NOL carryforwards will also expire between the April 30, 2022, and April 30, 2031, tax years. The Company has no material permanent book/tax differences.
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
Recent Accounting Pronouncements
In September 2009, the Financial Accounting Standards Board (“FASB”) reached a consensus on two new pronouncements: Accounting Standards Update (“ASU”) No. 2009-13, Revenue Recognition (Topic 605)—Multiple-Deliverable Revenue Arrangements, and ASU No. 2009-14, Software (Topic 985)—Certain Revenue Arrangements That Include Software Elements. ASU No. 2009-13 eliminates the requirement that all undelivered elements must have either (i) vendor specific objective evidence (“VSOE”) or (ii) third-party evidence (“TPE”) of stand-alone selling price before an entity can recognize the portion of the consideration that is attributable to items that already have been delivered. In the absence of VSOE or TPE of the stand-alone selling price for one or more delivered or undelivered elements in a multiple-element arrangement, entities will be required to estimate the selling prices of those elements. Overall arrangement consideration will be allocated to each element (both delivered and undelivered items) based on their relative selling prices, regardless of whether those selling prices are evidenced by VSOE or TPE or are based on the entity’s estimated selling price. The residual method of allocating arrangement consideration has been eliminated. ASU No. 2009-14 modifies the software revenue recognition guidance to exclude from its scope tangible products that contain both software and non-software components that function together to deliver a product’s essential functionality. These new pronouncements are effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. The Company is currently evaluating the impact that the adoption of these pronouncements will have on the determination or reporting of the Company’s financial results; however, the impact is not expected to be material given the current volume of multiple-element arrangements.
In January 2010, the FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820) —Improving Disclosures about Fair Value Measurements. ASU 2010-06 requires some new disclosures and clarifies some existing disclosure requirements about fair value measurement as set forth in Accounting

Standards Codification (“ASC”) Subtopic 820-10. ASU 2010-06 amends ASC Subtopic 820-10 to now require (1) an entity to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers; (2) in the reconciliation for fair value measurements using significant Level 3 unobservable inputs, an entity should present separately information about purchases, sales, issuances, and settlements; and (3) an entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. This new pronouncement was effective for interim and annual reporting periods beginning after December 15, 2009. The Company has determined that adoption did not have a significant impact on the determination or reporting of the Company’s financial results.
CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION
Certain statements contained or incorporated by reference in this Annual Report on Form 10-K, including without limitation, statements containing the words “believes,” “anticipates,” “estimates,” “expects,” “plans,” “projects,” “forecasts,” and words of similar import, are forward-looking statements within the meaning of the federal securities laws. Forward-looking statements in this report include, without limitation: the expected continued strength of order activity and the expected continued achievement of positive EBITDA and earnings by the Company’s BPE Segment; trends in BPE’s government sector business and private sector business; the Company’s expectations of generating additional recurring revenues as a result of BPE’s Fifth Fuel Management® offering; the expected timing of the recognition as revenue of current backlog; the expected successful completion of the merger, as described in Note 18 “Subsequent Events” to the consolidated financial statements; and the Company’s expectations concerning the adequacy of its capital resources for future operations. Such forward-looking statements involve known and unknown risks, uncertainties, and other matters which may cause the actual past results, performance, or achievements of the Company to be materially different from any future results, performance, or uncertainties expressed or implied by such forward-looking statements.
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
The Company is also at risk for many other matters beyond its control, including, but not limited to: the potential loss of significant customers; the Company’s future ability to sell or refinance its real estate; the possibility of not achieving projected revenues from existing backlog or not realizing earnings from such revenues; the cost and availability of insurance; the ability of the Company to attract and retain key personnel; weather conditions; changes in laws and regulations, including changes in GAAP and regulatory requirements of the SEC and the NASDAQ stock market; overall capital spending trends in the economy; the timing and amount of earnings recognition related to the possible sale of real estate properties held for sale; delays in or cancellations of customers’ orders; inflation; the level and volatility of energy and gasoline prices; the level and volatility of interest rates; the failure of a subcontractor to perform; the deterioration in the financial stability of a significant customer, or subcontractor; and the possible impact, if any, on earnings due to the ultimate disposition of legal proceedings in which the Company may be involved.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of Servidyne, Inc.
Atlanta, Georgia
We have audited the accompanying consolidated balance sheets of Servidyne, Inc. and subsidiaries (the “Company”) as of April 30, 2011 and 2010, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the two years in the period ended April 30, 2011. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Servidyne, Inc. and subsidiaries as of April 30, 2011 and 2010, and the results of their operations and their cash flows for each of the two years in the period ended April 30, 2011, in conformity with accounting principles generally accepted in the United States of America.
/s/ Deloitte & Touche LLP
Atlanta, Georgia
July 29, 2011

SERVIDYNE, INC.
CONSOLIDATED BALANCE SHEETS

	April 30,
	2011	2010
ASSETS
CURRENT ASSETS:
Cash and cash equivalents (Note 2)	$2,125,305	$1,923,641
Receivables:
Trade accounts and notes, net of allowance for doubtful accounts of $141,225 and $58,989, respectively	962,614	953,075
Contracts, net of allowance for doubtful accounts of $130,833 and $22,530, respectively, including retained amounts of $472,034 and $675,281, respectively (Note 16)	2,980,430	3,337,177
Costs and earnings in excess of billings (Notes 5 and 16)	1,511,706	715,129
Assets of discontinued operations (Note 4)	30,174	188,827
Deferred income taxes (Note 10)	471,231	360,097
Other current assets (Note 2)	1,432,011	1,247,844

Total current assets	9,513,471	8,725,790
PROPERTY AND EQUIPMENT, net (Note 6)	4,518,675	4,805,542
ASSETS OF DISCONTINUED OPERATIONS (Note 4)	—	13,767,227
DEFERRED INCOME TAXES (Note 10)	—	1,160,371
OTHER ASSETS:
Real estate held for future development or sale	853,109	853,109
Intangible assets, net (Note 15)	2,150,040	2,395,874
Goodwill (Note 15)	6,354,002	6,354,002
Other assets (Note 2)	2,838,271	2,890,357

Total assets	$26,227,568	$40,952,272

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Trade and subcontractors payables	$3,455,683	$2,465,112
Accrued expenses	1,683,701	1,378,538
Deferred revenue	469,449	507,383
Billings in excess of costs and earnings (Note 5)	7,408	53,100
Liabilities of discontinued operations (Note 4)	—	520,308
Short-term debt and current maturities of long-term debt	333,830	270,592

Total current liabilities	5,950,071	5,195,033

DEFERRED INCOME TAXES (Note 10)	590,564	—
LIABILITIES OF DISCONTINUED OPERATIONS (Note 4)	—	13,587,832
OTHER LIABILITIES	1,106,272	1,039,633
MORTGAGE NOTES PAYABLE, less current maturities (Note 7)	3,977,589	4,107,996
OTHER LONG-TERM DEBT, less current maturities (Note 8)	1,721,706	1,832,000

Total liabilities	13,346,202	25,762,494

COMMITMENTS AND CONTINGENCIES (Note 17)

SHAREHOLDERS’ EQUITY:
Common stock, $1 par value; 10,000,000 shares authorized; 3,919,173 issued and 3,675,782 outstanding at April 30, 2011; 3,919,773 issued and 3,676,383 outstanding at April 30, 2010;	3,919,173	3,919,773
Additional paid-in capital	6,364,899	6,206,521
Retained earnings	3,603,442	6,069,629
Treasury stock (common shares) of 243,391 and 243,390, respectively	(1,006,148)	(1,006,145)

Total shareholders’ equity	12,881,366	15,189,778

Total liabilities and shareholders’ equity	$26,227,568	$40,952,272

See accompanying notes to consolidated financial statements.

SERVIDYNE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended April 30,
	2011	2010
REVENUES:
Building Performance Efficiency (“BPE”) (Note 16)	$25,734,826	$18,171,536
Other	423,102	389,994

	26,157,928	18,561,530

COST OF REVENUES:
BPE	18,245,824	12,300,803
Other	685,544	746,919

	18,931,368	13,047,722

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	9,939,583	9,783,066

OTHER (INCOME) AND EXPENSES:
Other income (Note 2)	(194,646)	(308,279)
Interest income	(62)	(12,482)
Interest expense	448,484	402,104

	253,776	81,343

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(2,966,799)	(4,350,601)

INCOME TAX EXPENSE (BENEFIT) (Note 10):
Current	45,940	13,309
Deferred	(983,104)	(1,595,357)

	(937,164)	(1,582,048)

LOSS FROM CONTINUING OPERATIONS	(2,029,635)	(2,768,553)

DISCONTINUED OPERATIONS (Note 4):
(Loss) earnings from discontinued operations, adjusted for applicable income tax (benefit) expense of ($308,898) and $235,423, respectively	(294,404)	142,443
Gain on disposition of income-producing properties, adjusted for applicable income tax expense of $178,555 and $447,808, respectively	5,479	740,831

(LOSS) EARNINGS FROM DISCONTINUED OPERATIONS	(288,925)	883,274

NET LOSS	$(2,318,560)	$(1,885,279)

NET (LOSS) EARNINGS PER SHARE (Note 13):
From continuing operations — basic and diluted	$(0.55)	$(0.75)
From discontinued operations — basic and diluted	(.08)	.24

NET LOSS PER SHARE — BASIC AND DILUTED	$(0.63)	$(0.51)

See accompanying notes to consolidated financial statements.

SERVIDYNE, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

			Additional
	Common Stock		Paid-In	Retained	Treasury
	Shares	Amount	Capital	Earnings	Stock	Total
BALANCES at April 30, 2009	3,917,778	$3,917,778	$6,026,101	$8,139,988	$(974,800)	$17,109,067

Net loss	—	—	—	(1,885,279)	—	(1,885,279)
Stock compensation expense	—	—	182,415	—	—	182,415
Common stock acquired	—	—	—	—	(31,345)	(31,345)
Common stock issued	1,995	1,995	(1,995)	—	—	—
Cash dividends declared - $0.047 per share	—	—	—	(185,080)	—	(185,080)

BALANCES at April 30, 2010	3,919,773	$3,919,773	$6,206,521	$6,069,629	$(1,006,145)	$15,189,778

Net loss	—	—	—	(2,318,560)	—	(2,318,560)
Stock compensation expense	—	—	157,778	—	—	157,778
Common stock acquired	—	—	—	—	(3)	(3)
Cash dividends declared - $0.04 per share	—	—	—	(147,627)	—	(147,627)
Stock forfeitures	(600)	(600)	600	—	—	—

BALANCES at April 30, 2011	3,919,173	$3,919,173	$6,364,899	$3,603,442	$(1,006,148)	$12,881,366

See accompanying notes to consolidated financial statements.

SERVIDYNE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended
	2011	2010
Cash flows from operating activities:
Net loss	$(2,318,560)	$(1,885,279)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss (earnings) from discontinued operations, net of tax	288,925	(883,274)
(Gain) loss on disposal of assets	(1,385)	1,378
Depreciation and amortization	948,236	985,174
Deferred tax benefit (Note 10)	(983,104)	(1,621,430)
Stock compensation expense	157,778	182,415
Adjustment to cash surrender value of life insurance	(36,008)	(62,442)
Straight-line rent	(1,162)	22,357
Provision for doubtful accounts, net	190,539	(38,197)
Changes in assets and liabilities:
Receivables	156,669	(1,357,368)
Costs and earnings in excess of billings	(796,577)	(306,179)
Other current and long-term assets	(128,938)	84,611
Trade and subcontractors payable	990,570	1,623,729
Accrued expenses and deferred revenue	285,295	27,437
Billings in excess of costs and earnings	(45,692)	24,885
Other liabilities	(471)	(2,900)

Net cash used in operating activities	(1,293,885)	(3,205,083)

Cash flows from investing activities:
Premiums paid on officers’ life insurance policies	(5,464)	(61,464)
Purchase of money market account investment	(500,000)	—
Proceeds from termination of split-dollar life insurance agreement	194,601	—
Additions to property and equipment	(53,953)	(257,195)
Additions to intangible assets	(365,650)	(462,750)
Proceeds from sale of property and equipment	5,454	2,000

Net cash used in investing activities	(725,012)	(779,409)

Cash flows from financing activities:
Long-term loan proceeds	—	982,000
Mortgage repayments	(120,653)	(111,684)
Debt repayments	(162,879)	(185,000)
Repurchase of common stock	—	(31,345)
Proceeds from other long-term debt	500,000	—
Cash dividends paid to shareholders	(147,627)	(185,080)

Net cash provided by financing activities	68,841	468,891

DISCONTINUED OPERATIONS:
Operating activities	(4,616)	1,051,139
Investing activities	2,205,829	(141,881)
Financing activities	(49,493)	(291,142)

Net cash provided by discontinued operations	2,151,720	618,116

Net increase (decrease) in cash and cash equivalents	201,664	(2,897,485)
Cash at beginning of period	1,923,641	4,821,126

Cash at end of period	$2,125,305	$1,923,641

Supplemental disclosure of non-cash investing and financing activities:
Issuance of Common Stock under 2000 Stock Award Plan	$—	$4,434
Reduction in cash surrender value of life insurance policies	$412,000	$—
Reduction in loans against interest in cash surrender value of life insurance policies	$(412,000)	$—
Change in fair market value of deferred executive compensation plan assets and liabilities	$124,465	$—
Supplemental schedule of cash flow information:
Cash paid during the year for interest	$462,007	$1,094,304
Cash paid during the year for income taxes, net	$1,962	$—
See accompanying notes to consolidated financial statements.

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
For the Years Ended April 30, 2011, and April 30, 2010
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
During the third quarter of fiscal 2011, the Company sold its last owned income-producing property, other than its corporate headquarters facility. As a result, the Company’s Real Estate Segment is no longer considered a reportable segment. Accordingly, the Company has removed all references to the Real Estate Segment herein. The only operating segment of the Company is the Building Performance Efficiency (“BPE”) Segment, which performs the services described above. See Note 14 “Segment Reporting” for more information.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(A) Principles of consolidation and basis of presentation
The consolidated financial statements include the accounts of Servidyne, Inc., and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.
The Company has made reclassifications related to certain income-producing properties that have been sold in accordance with ASC 360-35, Property, Plant and Equipment (“ASC 360-35”). As a result of these sales, the Company’s financial statements have been prepared with the results of operations and cash flows of these disposed properties shown as discontinued operations. Further, the assets and liabilities of these disposed properties are reflected in discontinued operations on the balance sheets. In addition, the book value of the corporate headquarters facility which was previously presented in “Income-Producing Properties, net” is now presented in “Property and Equipment, net” in the balance sheets.
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
(C) Revenue recognition
Revenues derived from implementation, training, support, and base service license fees from customers accessing certain of the Company’s proprietary technology solutions on an ASP basis are recognized when all of the following conditions are met: there is persuasive evidence of an arrangement; service has been provided to the customer; the collection of fees is probable; and the amount of fees to be paid by the customer is fixed and determinable. The Company’s license arrangements do not include general rights of return. Revenues are recognized ratably over the contract period, which is typically no longer than twelve months, beginning on the commencement date of each contract. Amounts that have been invoiced are recorded in accounts receivable and in revenue or deferred revenue, depending on the timing of when the revenue recognition criteria have been met. Additionally, the Company defers such direct costs and amortizes them over the same time period as the revenue is recognized.

Energy management services are recognized as the services are rendered. Revenues derived from sales of proprietary technology solutions (other than ASP solutions) and hardware products are recognized when the technology solutions and products are sold.
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
(D) Cash and cash equivalents and short-term investments
Cash and cash equivalents include money market funds and other highly liquid financial instruments. The Company considers all highly liquid financial instruments with original maturities of three months or less to be cash equivalents. The Company considers financial instruments with maturities of three months to one year to be short-term investments. The Company has classified all short-term investments as “held to maturity.” As of April 30, 2011 and 2010, the Company had an investment in a certificate of deposit, which is included in long-term other assets, that secures a letter of credit on the mortgage note payable on the corporate headquarters building that matures in August 2012. Additionally, as of April 30, 2011, the Company had an investment in a money market account, which is also included in long-term other assets, as it serves as security for the Company’s surety program, including the payment and performance bonds required by a significant long-term BPE energy savings project contract.
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
When there are one or more indications of impairment, the recoverability of long-lived assets is measured by a comparison of the carrying amount of the asset against the future net undiscounted cash flows expected to be generated by the asset. The Company estimates future undiscounted cash flows using assumptions regarding occupancy, counter-party creditworthiness, costs of leasing including tenant improvements and leasing commissions, rental rates and expenses of the property, as well as the expected holding period and cash to be received from disposition. The Company has considered all of these factors in its undiscounted cash flows.
The BPE Segment has long-lived assets that consist primarily of capitalized software costs, classified as intangible assets, net on the balance sheet, as well as a portion of property and equipment on the balance sheet. Software development costs are accounted for as required for software in a Web hosting arrangement. Software development costs that are incurred in a preliminary project stage are expensed as incurred. Costs that are incurred during the application development stage are capitalized and reported at the lower of unamortized cost or net realizable value. Capitalization ceases when the computer software development project, including testing of the computer software, is substantially complete and the software product is ready for its intended use. Capitalized costs are amortized on a straight-line basis over the estimated economic life of the product.
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

The Company performed the annual impairment analysis of goodwill and other indefinite-lived intangible assets for the BPE Segment in the quarter ended January 31, 2011. The annual analysis resulted in a determination of no impairment. Further, management has noted no indications of impairment in the fourth quarter of fiscal 2011 that would require the Company to perform an interim test of impairment as of April 30, 2011. Although management believes goodwill and other indefinite-lived intangible assets are appropriately stated in the consolidated financial statements, future changes in strategy or market conditions could significantly impact these judgments and result in an impairment charge.
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
In the income approach model, three separate financial projection scenarios were prepared using the above assumptions: the first used the expected revenue growth rates, the second used higher revenue growth rates, and the third used lower revenue growth rates. The discount rates used in the scenarios ranged from 17% for the lower growth scenario to 19% in the higher growth scenario. In each of the three discounted cash flow models, there was no indication of goodwill impairment. For the assessment of fair value of the BPE Segment based on the income approach, the results of the three scenarios were weighted to produce the applicable fair value indication as follows: 50% for the expected case and 25% each for the other scenarios. The weightings reflect the Company’s view of the relative likelihood of each scenario.
In the application of the market approach, the Company considered valuation multiples derived from five public companies that were identified as belonging to a group of industry peers. The applicable financial multiples of the comparable companies were adjusted for profitability and size and then applied to the BPE Segment. This result also indicated that no impairment existed.
The comparable companies selected for the market approach were similar to the BPE Segment in terms of business description and markets served. As such, the Company believes a market participant is likely to consider the market approach in determining the fair value of the BPE Segment. In addition, the Company believes a market participant will consider the cash flow generating capacity of the BPE Segment using an income approach. Both the market and income approaches provide meaningful indications of the fair value to the BPE Segment. The outcomes of the income approach and the market approach were weighted 80% and 20%, respectively, with the resulting fair value compared to the carrying value of the BPE Segment. This test of fair value indicated no impairment existed at January 31, 2011.
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
The Company periodically reviews its DTA to assess whether it is more likely than not that a tax asset will not be realized. The realization of a DTA ultimately depends on the existence of sufficient taxable income. A valuation allowance is established against a DTA if there is not sufficient evidence that it will be realized. The Company weighs all available evidence in order to determine whether it is more-likely-than-not that a DTA will be realized in a future period. The Company considers general economic conditions, market and industry conditions, as well as internal Company specific conditions, trends, management plans, and other data in making this determination.
Evidence considered is weighted according to the degree that it can be objectively verified. Reversals of temporary differences are weighted with more significance than projections of future earnings of the Company.
(H) Discontinued operations
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

(I) Other current assets
Other current assets consisted of the following as of April 30, 2011 and 2010:

	2011	2010

Inventory	$632,112	$537,624
Prepaid real estate taxes	49,926	48,928
Deferred costs	45,520	31,248
Prepaid insurance	911	47,468
Prepaid rent	8,766	35,783
Deposits	28,140	44,400
Prepaid consulting fees	55,500	25,000
Unbilled engineering revenue	215,379	170,520
Other receivables	62,169	117,660
Vendor credits	175,800	36,361
Other	157,788	152,852

	$1,432,011	$1,247,844

(J) Other assets
Other assets consisted of the following as of April 30, 2011, and 2010:

	2011	2010

Cash surrender value of life insurance	$826,866	$1,447,224
Deferred executive compensation	1,014,248	947,023
Money market account investment	500,000	—
Certificate of deposit	450,000	450,000
Straight-line rent receivable	25,390	24,228
Notes receivable	9,000	9,000
Other	12,767	12,882

	$2,838,271	$2,890,357

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
Termination of Split Dollar Life Insurance Agreement
Historically, the Company has been a party to “split dollar” life insurance agreements pursuant to which, among other things, the Company has agreed to pay premiums on life insurance policies for certain executive officers of the Company. The cash surrender values of these insurance policies are recorded as long-term other assets in the Company’s condensed consolidated balance sheet. As of April 30, 2010, the Company was a party to three (3) split dollar agreements regarding policies insuring the lives of current and former executive officers of the Company, and had long-term loans of approximately $982,000 against its interests in the cash surrender values of these policies.
On October 21, 2010, in the Company’s fiscal second quarter, the split dollar life insurance agreement related to the policy jointly insuring the lives of Edward M. Abrams (deceased), the Company’s former Chairman of the Board and Chief Executive Officer, and his widow, Ann U. Abrams (the parents of Alan R. Abrams, the Company’s Chairman of the Board and Chief Executive Officer, and J. Andrew Abrams, the Company’s Executive Vice President) was terminated prior to the death of the remaining insured. Prior to the termination of the agreement, the Company had a long-term loan of approximately $412,000 against its interest in the cash surrender value of this policy, which loan amount approximately equaled the cumulative policy premiums paid by the Company through the date the loan was originated, and represented a substantial majority of the policy’s cash surrender value prior to the loan. Under the terms of the agreement, in the event of an early termination prior to the death of the insured, the Company was entitled to receive the remaining cash surrender value of the policy, if any, on the date of termination. However, in consideration of the consent to the early termination of the agreement by the trust that owns the policy, the Company agreed to reduce the net cash surrender value otherwise payable to the Company by $42,000. As a result of the early termination of the agreement: (1) the long-term loan against the Company’s interest in the cash surrender value of the policy of approximately $412,000 and the related accrued interest of approximately $13,000 were repaid in full; (2) the Company received approximately $195,000 in cash proceeds; (3) the Company’s ongoing obligation to pay premiums on the policy and its entitlement to any portion of the policy’s death benefit were terminated; and (4) the Company reduced its long-term other assets by approximately $662,000, representing the Company’s interest in the cash surrender value of the policy prior to termination.
(K) Other income
Other income for the years ended April 30, 2011 and 2010, included changes in the fair value of deferred executive compensation plan assets of approximately $124,000 and $174,000, respectively.
(L) Recent accounting pronouncements
In September 2009, the FASB reached a consensus on two new pronouncements: ASU No. 2009-13, Revenue Recognition (Topic 605)—Multiple-Deliverable Revenue Arrangements, and ASU No. 2009-14, Software (Topic 985)—Certain Revenue Arrangements That Include Software Elements. ASU No. 2009-13 eliminates the requirement that all undelivered elements must have either (i) VSOE or (ii) TPE of stand-alone selling price before an entity can recognize the portion of the consideration that is attributable to items that already have been delivered. In the absence of VSOE or TPE of the stand-alone selling price for one or more delivered or undelivered elements in a multiple-element arrangement, entities will be required to estimate the selling prices of those elements. Overall arrangement consideration will be allocated to each element (both delivered and undelivered items) based on their relative selling prices, regardless of whether those selling prices are evidenced by VSOE or TPE or are based on the entity’s estimated selling price. The residual method of allocating arrangement consideration has been eliminated. ASU No. 2009-14 modifies the software revenue recognition guidance to exclude from its scope tangible products that contain both software and non-software components that function together to deliver a product’s essential functionality. These new pronouncements are effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. The Company is currently evaluating the impact that the adoption of these pronouncements will have on the determination or reporting of the Company’s financial results; however, the impact is not expected to be material given the current volume of multiple-element arrangements.
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
3. EQUITY-BASED COMPENSATION
The Company has three outstanding types of equity-based incentive compensation instruments in effect with employees, non-employee directors and certain outside service providers: stock options, stock appreciation rights (SARs”), and restricted stock. Most of these equity-based instruments were granted under the terms of the Company’s 2000 Stock Award Plan (the “2000 Award Plan”). The total number of shares that could be granted under the 2000 Award Plan was 1,155,000 shares. The Company typically used authorized, unissued shares to provide shares for these equity-based instruments. As of April 30, 2010, no additional awards of equity-based incentive compensation instruments can be granted under the 2000 Award Plan, as the Plan has expired.

For the years ended April 30, 2011 and 2010, the Company’s net loss included $157,778 and $182,415, respectively, of total equity-based compensation expenses, and $59,957 and $69,319, respectively, of related income tax benefits. All of these expenses are included in selling, general and administrative expenses in the consolidated statements of operations. At April 30, 2011, there were total unrecognized equity-based compensation expenses of $181,502 that are expected to be recognized over a weighted average period of approximately 1.7 years.
Stock Options
A summary of stock options activity for the fiscal years ended April 30 is as follows:

	2011		2010
		Weighted		Weighted
	Options to	Average	Options to	Average
	Purchase	Exercise	Purchase	Exercise
	Shares	Price	Shares	Price
Outstanding at beginning of year	482,486	$4.46	482,486	$4.46
Granted	—	—	—	—
Forfeited	—	—	—	—
Expired	—	—	—	—
Exercised	—	—	—	—

Outstanding at end of year	482,486	$4.46	482,486	$4.46

Vested at end of year	482,486	$4.46	471,986	$4.44

Non-vested at end of year, that are expected to vest	—	$—	10,500	$5.24

Stock options typically vest over a period of two years. The maximum contractual term of the stock options is ten years. As of April 30, 2011 and 2010, none of the outstanding stock options, vested or non-vested, were “in the money.”
A summary of information about stock options outstanding as of April 30, 2011, is as follows:

		Weighted Average
Exercise	Number of	Remaining Contractual
Price	Outstanding Options	Term (Years)

$4.42	415,629	1.53
$4.59	55,440	3.90
$5.19	917	3.13
$5.24	10,500	2.12
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

Stock Appreciation Rights
A summary of SARs activity for the fiscal years ended April 30 is as follows:

	2011		2010
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	SARs	Price	SARs	Price
Outstanding at beginning of year	927,425	$3.85	565,350	$4.37
Granted	—	—	381,500	3.11
Exercised	—	—	—	—
Forfeited	(97,125)	4.46	(19,425)	4.62

Outstanding at end of year	830,300	$3.78	927,425	$3.85

Vested at end of year	204,278	$4.09	88,200	$3.88

Non-vested at end of year, that are expected to vest	464,712	$3.75	589,305	$3.91

All SARs have a five-year vesting period. Typically, thirty percent (30%) of the SARs will vest on the third year anniversary of the date of grant, thirty percent (30%) will vest on the fourth year anniversary of the date of grant, and forty percent (40%) will vest on the fifth year anniversary of the date of grant. All SARs have early vesting provisions by which one hundred percent (100%) of the SARs would vest immediately (1) on the date of a change in control of the Company; or (2) if the Company’s stock price were to close at or above a certain price for ten consecutive trading days. For SARs granted prior to the stock dividend that occurred in the first quarter of fiscal 2009, the triggering price for early vesting is $19.05 per share. For SARs granted subsequent to the stock dividend that occurred in the first quarter of fiscal 2009, the triggering price for early vesting for SARs issued under the 2000 Award Plan is $20.00 per share, and the triggering price for early vesting for SARs not issued under the 2000 Award Plan is $19.05 per share. The maximum contractual term of all SARs is ten years. As of April 30, 2011, 181,500 of the non-vested outstanding SARs, with a weighted average exercise price of $2.13, were “in the money,” whereas none of the vested outstanding SARs were “in the money.”
A summary of information about SARs outstanding as of April 30, 2011, is as follows:

			Weighted Average
Exercise	Outstanding	Vested	Remaining Contractual
Price	SARs	SARs	Term (Years)

$3.94	153,720	108,959	5.16
$3.79	102,480	66,339	5.61
$4.19	10,500	3,150	6.12
$6.19	33,600	10,080	6.42
$5.00	52,500	15,750	6.99
$4.76	73,500	0	7.13
$4.00	22,500	0	7.39
$2.30	30,000	0	8.11
$4.00	200,000	0	8.55
$2.12	20,000	0	8.61
$2.09	131,500	0	8.90
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

There were no SARs granted in fiscal 2011. The fair value of the SARs granted during fiscal 2010 was estimated on the respective grant dates using the following weighted average assumptions in the Black-Scholes option-pricing model:

Expected life (years)	5
Dividend yield	3.82%
Expected stock price volatility	55.88%
Risk-free interest rate	2.38%
Fair value of SARs granted	$0.40
Compensation expenses related to the vesting of SARs for fiscal years 2011 and 2010 were $155,381 and $169,721, respectively, and related income tax benefits were $59,046 and $64,495, respectively.
Shares of restricted stock
Periodically, the Company has awarded shares of restricted stock to employees, non-employee directors and certain outside service providers. The awards are recorded at fair market value on the date of grant and typically vest over a period of one year. As of April 30, 2011, there were no unrecognized compensation expenses related to grants of shares of restricted stock.
Compensation expenses related to the vesting of shares of restricted stock for fiscal years 2011 and 2010 were $2,155 and $8,827, respectively, and related income tax benefits were $819 and $3,354, respectively.
A summary of restricted stock activity for the fiscal years ended April 30 is as follows:

	2011		2010
	Number of	Weighted Average		Weighted
	Shares of	Fair Value	Shares of	Fair Value
	Restricted	per Share	Restricted	per Share
	Stock	on Grant Date	Stock	on Grant Date
Non-vested restricted stock at beginning of year	3,150	$2.99	5,295	$4.77
Granted	—	—	2,600	2.11
Forfeited	(600)	2.11	(500)	2.12
Vested	(2,550)	3.20	(4,245)	4.55

Non-vested restricted stock at end of year	—	$—	3,150	$2.99

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
The Company classifies an asset as held for sale when the asset is under a binding sales contract with minimal contingencies, and the buyer is materially at risk if the buyer fails to complete the transaction. However, each potential transaction is evaluated based on its separate facts and circumstances. Pursuant to this standard, as of April 30, 2011 and 2010, the Company had no income-producing real estate assets that were classified as held for sale.
Interest expense specifically related to mortgage debt on real estate assets that have been sold or otherwise disposed is allocated to the results of discontinued operations. The Company has elected not to allocate to discontinued operations other consolidated interest that is not directly attributable to the sold properties or related to other operations of the Company.

On January 29, 2010, the Company disposed of its interest in its owned office building in Newnan, Georgia. In this transaction, the Company transferred its approximately $2.0 million interest in the property and related assets to the note holder, which satisfied in full the Company’s liability for the approximately $3.2 million remaining balance on the property’s non-recourse mortgage loan. Correspondingly, the Company recognized a pre-tax gain of approximately $1.2 million in the third quarter of fiscal 2010 as a result of the elimination of the balance of the indebtedness on the property. Prior to the disposition, the Company had recorded an impairment loss of approximately $2,007,000 in the fourth quarter of fiscal 2009.
On June 9, 2010, the Company sold its owned shopping center in Jacksonville, Florida, for a sales price of approximately $9.9 million. The sale generated net cash proceeds of approximately $2 million, after deducting approximately $0.5 million for funding of repair escrows and approximately $0.6 million for closing costs and prorations, and net of the approximately $6.9 million mortgage note, which was assumed by the buyer. The Company recognized a pre-tax gain on the sale of approximately $190,000, including approximately $75,000 in additional pre-tax gain recognized in the last three quarters of fiscal 2011 as a result of the successful completion of contractual conditions and other cost-basis adjustments.
On December 15, 2010, the Company sold its owned shopping center in Smyrna, Tennessee, for a sales price of approximately $4.3 million. The sale generated net cash proceeds of approximately $250,000, after deducting approximately $125,000 for closing costs and prorations, and net of the approximately $3.9 million mortgage note, which was assumed by the buyer. The Company recognized a pre-tax loss on the sale of approximately $6,000. Prior to the sale, the Company recorded an impairment loss of approximately $590,000 in the second quarter of fiscal 2011. The estimated fair value of the Smyrna shopping center at October 31, 2010, was approximately $4,220,000. This determination was based on an executed sales contract, a Level 2 input, received in December 2010, which was indicative of the fair value as of October 31, 2010 (see also Note 9 “Fair Value Measurements” for hierarchy of fair value inputs).
As a result of these real estate transactions, the Company’s financial statements have been prepared with the results of operations and cash flows of these three disposed properties shown as discontinued operations. All historical statements have been recast in accordance with GAAP. Summarized financial information for discontinued operations for the fiscal years ended April 30 is as follows:

	2011	2010

Rental revenues	$509,411	$2,388,143
Rental property operating expenses, including depreciation	523,154	2,010,277
Loss on impairment of income-producing property	589,559	—

Operating (loss) earnings from discontinued operations	(603,302)	377,866
Income tax benefit (expense)	308,898	(235,423)

Operating (loss) earnings from discontinued operations, net of tax	(294,404)	142,443

Gain on disposition of income-producing properties	184,034	1,188,639
Income tax expense	(178,555)	(447,808)

Gain on disposition of income-producing properties, net of tax	5,479	740,831

(Loss) earnings from discontinued operations, net of tax	$(288,925)	$883,274

	Balances at
	April 30, 2011	April 30, 2010

Assets of discontinued operations
Accounts receivable	$16,346	$92,402
Deferred income taxes	13,828	50,660
Other current assets	—	45,765

Total current	30,174	188,827
Property and equipment	—	13,259,155
Intangible assets	—	414,543
Other assets	—	93,529

Total non-current	—	13,767,227

Total assets of discontinued operations	$30,174	$13,956,054

Liabilities of discontinued operations
Accounts payable and accrued expenses	$—	$274,077
Deferred revenue	—	—
Current maturities of mortgage notes and long-term debt payable	—	246,231

Total current	—	520,308
Deferred income taxes	—	2,972,327
Mortgage notes payable	—	10,615,505

Total non-current	—	13,587,832

Total liabilities of discontinued operations	$—	$14,108,140

5. CONTRACTS IN PROGRESS
Assets and liabilities that are related to contracts in progress, including contracts receivable, are included in current assets and current liabilities, respectively, as they will be liquidated in the normal course of contract completion, which is expected to occur within one year. Amounts billed and costs and earnings recognized on contracts in progress at April 30 were:

	2011	2010

Costs and earnings in excess of billings:
Accumulated costs and earnings	$13,259,293	$4,030,255
Amounts billed	11,747,587	3,315,126

	$1,511,706	$715,129

Billings in excess of costs and earnings:
Amounts billed	$552,945	$5,149,164
Accumulated costs and earnings	545,537	5,096,064

	$7,408	$53,100

6. PROPERTY AND EQUIPMENT
The major components of property and equipment and their estimated useful lives at April 30 were as follows:

	Estimated
	useful lives	2011	2010

Land	N/A	$660,000	$660,000
Buildings and improvements	3-39 years	5,996,584	5,991,900
Equipment	3-10 years	1,345,463	1,296,278
Vehicles	3-5 years	322,042	344,562

		$8,324,089	$8,292,740
Less — accumulated depreciation		3,805,414	3,487,198

		$4,518,675	$4,805,542

Depreciation expense from continuing operations for the years ended April 30, 2011 and 2010, was $336,751 and $390,404, respectively. These amounts are included in selling, general, and administrative expenses on the accompanying consolidated statements of operations.
7. MORTGAGE NOTE PAYABLE AND LEASES
At April 30, 2011, the Company had one remaining mortgage note associated with the corporate headquarters building. As of April 30, 2011 and 2010, the outstanding balance was $4.1 million and $4.2 million, respectively. This property is pledged as collateral on the note. Exculpatory provisions of the mortgage loan limit the Company’s liability for repayment to its interest in the mortgaged property. The mortgage loan contains a provision that requires a Company subsidiary to maintain a net worth of at least $2 million. The subsidiary referred to in this loan provision had a net worth of approximately $16.3 million and $16.4 million as of April 30, 2011 and 2010, respectively. The mortgage note contains no other financial covenants.
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
All leases are operating leases. The leases with tenants in the Company’s corporate headquarters building require tenants to make fixed rental payments over a period of approximately five years.
Base rental revenues recognized from tenants in the corporate headquarters building in fiscal years 2011 and 2010 were approximately $77,000 and $169,000, respectively. Base rental revenues recognized from the leaseback shopping center were approximately $255,000 in both fiscal years 2011 and 2010.
The approximate future minimum annual rental revenues from the corporate headquarters building and the leaseback center at April 30, 2011, were projected as follows:

Year ending April 30,	Owned	Leaseback

2012	$147,000	$255,000
2013	141,000	149,000
2014	95,000	—
2015	91,000	—
2016	91,000	—
Thereafter	15,000	—

Total	$580,000	$404,000

The expected future minimum principal and interest payments on the mortgage note payable for the corporate headquarters building at April 30, 2011, and the approximate future minimum rentals expected to be paid on the leaseback center, were as follows:

Owned Income-Producing
	Properties		Leaseback
	Mortgage Payments		Center Rental
Year ending April 30,	Principal	Interest	Payments

2012	$130,346	$313,799	$105,203
2013	3,977,589	76,846	61,368
2014	—	—	—
2015	—	—	—
2016	—	—	—
Thereafter	—	—	—

Total	$4,107,935	$390,645	$166,571

The mortgage note payable was due on August 21, 2012, and bore interest at a rate of 7.75% as of both April 30, 2011 and 2010. At April 30, 2011 and 2010, the weighted average interest rate for all outstanding debt was 7.6% and 6.9%, respectively, including other long-term debt and credit facilities (see Note 8 “Other Long-Term Debt”).
Secured letter of credit
In conjunction with terms of the mortgage on the corporate headquarters building, the Company is required to provide for potential future tenant improvement costs and lease commissions with additional collateral in the form of a letter of credit in the amount of $450,000 from July 17, 2008, through August 1, 2012. The letter of credit is secured by a certificate of deposit, which is recorded on the accompanying consolidated balance sheets as a non-current other asset as of April 30, 2011 and 2010.

8. OTHER LONG-TERM DEBT
Other long-term debt at April 30 was as follows:

	2011	2010

Note payable bearing interest at 5.0%; principal and interest payments due in full at maturity; no maturity date; secured by related life insurance policy	$382,210	$370,000
Note payable bearing interest at 5.0%; principal and interest payments due in full at maturity; no maturity date; secured by related life insurance policy	205,859	200,000
Note payable bearing interest at 6.0%; principal and interest payments due in full at maturity	—	412,000
Note payable bearing interest at 6.0%; principal and interest payments due monthly; $150,000 of principal due on October 19, 2011, with remaining principal maturing on January 19, 2016; secured by all general assets of a Company subsidiary	837,121	850,000
Note payable bearing interest at 6.8%; interest due annually on December 31, beginning December 31, 2004, and principal payments due annually in installments as defined in the agreement commencing on December 19, 2008; matures on December 19, 2010	—	150,000
Note payable to a Director of the Company bearing interest at 12.0%; interest payments due monthly; matures on May 14, 2012; secured by security deed on real property granted by a Company subsidiary (1)	400,000	—
Note payable to the Chairman of the Board and Chief Executive Officer of the Company bearing interest at 12.0%; interest payments due monthly; matures on May 14, 2012; secured by security deed on real property granted by a Company subsidiary (1)	50,000	—
Note payable to the Executive Vice President of the Company bearing interest at 12.0%; interest payments due monthly; matures on May 14, 2012; secured by security deed on real property granted by a Company subsidiary (1)	25,000	—
Note payable to a Director of the Company bearing interest at 12.0%; interest payments due monthly; matures on May 14, 2012; secured by security deed on real property granted by a Company subsidiary (1)	25,000	—
Total other long-term debt	1,925,190	1,982,000
Less current maturities	203,484	150,000

Total other long-term debt, less current maturities	$1,721,706	$1,832,000

(1)	See Note 16 “Related Parties” for more information.

The future minimum principal payments due on other long-term debt are as follows:

Fiscal Year Ending April 30,
2012	$203,484
2013	556,784
2014	60,286
2015	64,004
2016	452,562
Thereafter	588,070

Total	$1,925,190

The other long-term debt obligations have no financial or non-financial covenants.
In the third quarter of fiscal 2011, the Company refinanced the approximately $837,000 note payable listed above. The note was amended as follows:
•	The maturity date of the note, originally December 18, 2011, and principal payment structure were amended such that principal payments commenced on February 19, 2011, based on a 60-month amortization. In addition, a $150,000 principal payment is due on October 19, 2011, with a balloon payment of the remaining principal balance of approximately $408,000 due on January 19, 2016; and
•	The interest rate was changed from the prime rate plus 1.5% to a fixed rate of 6% per annum.
The note continues to be secured by the general assets of a Company subsidiary.
9. FAIR VALUE MEASUREMENTS
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
Financial instruments in the Company’s consolidated financial statements that are measured and recorded at fair value on a recurring basis are (1) executive deferred compensation plan and directors’ deferred compensation plan assets, which are included in “Other assets” in the consolidated balance sheet; and (2) the corresponding liability owed to the plans’ participants that is equal in value to the plans’ assets, which is included in “Other liabilities” in the consolidated balance sheet. Given that the plans’ assets are invested in mutual funds and money market funds for which quoted market prices are readily available, the quoted prices are considered Level 1 inputs. Based on the quoted prices of the related investments, the fair value of the executive deferred compensation plan and directors’ deferred compensation plan assets and the corresponding liability were $1,014,248 and $947,023 as of April 30, 2011, and April 30, 2010, respectively.
In addition to the financial instruments listed above which are required to be carried at fair value, the Company has determined that the carrying amounts of its cash and cash equivalents, restricted cash, accounts receivable and accounts payable approximate fair value due to their short-term maturities.

The Company had a certificate of deposit (“CD”) in the amount of $450,000 as of April 30, 2011, which is included within “Other assets” in the Company’s consolidated balance sheet. This CD secures a letter of credit, which is required by the terms of the mortgage on the Company’s owned corporate headquarters building. Based on the rates currently available on certificates of deposit with similar terms, the CD’s carrying amount approximates its fair value as of April 30, 2011. See Note 7 “Mortgage Note Payable and Leases” for more information.
The Company had a money market account (“MMA”) investment in the amount of $500,000 as of April 30, 2011, which is included in “Other assets” in the Company’s consolidated balance sheet (see the “(J) Other assets” section of Note 2 “Summary of Significant Accounting Policies” for more information). Based on the rates currently available on money market accounts with similar terms, this MMA investment’s carrying amount approximates its fair value as of January 31, 2011.
Based on the borrowing rates currently available for mortgage notes with similar terms and average maturities, the fair value of the mortgage note payable on the Company’s corporate headquarters building was $4,186,613 and $4,368,245 as of April 30, 2011 and 2010, respectively. Based on the borrowing rates currently available for bank loans with similar terms and average maturities, the fair value of other debt was $1,923,781 and $1,950,109 as of April 30, 2011 and 2010, respectively.
Non-Recurring Measurements
The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company examines long-lived assets for such indications of impairment on a quarterly basis. The results of this examination determined that no impairment of long-lived assets existed at April 30, 2011.

10. INCOME TAXES
The expense (benefit) for income taxes from continuing operations consists of the following:

	Current	Deferred	Total

Year ended April 30, 2011
Federal	$—	$(993,497)	$(993,497)
State and local	45,940	10,393	56,333

	$45,940	$(983,104)	$(937,164)

Year ended April 30, 2010
Federal	$—	$(1,486,321)	$(1,486,321)
State and local	13,309	(109,036)	(95,727)

	$13,309	$(1,595,357)	$(1,582,048)

Total income tax benefits from continuing operations recognized in the consolidated statements of operations differs from the amounts computed by applying the federal income tax rate of 34% to pretax loss, as a result of the following:

	2011	2010

Computed “expected” benefit	$(1,008,712)	$(1,479,204)
State and local income taxes	(250,409)	(265,038)
Permanent items	15,213	(8,803)
Valuation Allowance	291,122	170,238
Other	15,622	759

	$(937,164)	$(1,582,048)

The tax effects of the temporary differences that gave rise to the significant portions of the deferred income tax assets and deferred income tax liabilities at April 30 are presented below:

	2011	2010

Deferred income tax assets:
Items not currently deductible for tax purposes:
Net operating loss carryforwards, federal and state, and credits (1)	$2,030,231	$3,898,970
Valuation allowance	(990,162)	(750,214)
Property and equipment, principally because of differences in capitalized interest	50,740	54,118
Capitalized costs	32,163	38,116
Bad debt reserves	79,398	30,005
Deferred compensation plan expenses	395,711	369,423
Equity-based compensation expenses	321,867	223,107
Compensated absences	48,104	52,354
Other accrued expenses	343,555	318,266
Other	68,374	54,197

Gross deferred income tax assets	2,379,981	4,288,342

Deferred income tax liabilities:
Property and equipment, principally because of differences in depreciation and capitalized interest	(610,773)	(441,552)
Intangible assets, principally because of differences in amortization	(786,534)	(870,182)
Gain on real estate sales structured as tax-deferred like-kind exchanges	(1,075,125)	(1,363,186)
Other	(26,882)	(92,954)

Gross deferred income tax liability	(2,499,314)	(2,767,874)

Net deferred income tax asset of continuing operations	$(119,333)	$1,520,468
Net deferred income tax asset (liability) of discontinued operations (Note 4)	13,828	(2,921,667)

Total net deferred income tax liability	$(105,505)	$(1,401,199)

(1)	The federal NOL carryforwards and all significant state NOL carryforwards expire between the fiscal years 2022 and 2031.
The valuation allowance against deferred tax assets at April 30, 2011, and April 30, 2010, was $990,162 and $750,214, respectively. The valuation allowance reduces tax deferred tax assets to an amount that represents management’s best estimate of the amount of such deferred tax assets that most likely will be realized. The increase in the valuation allowance is primarily driven by additional book losses incurred during the year ended April 30, 2011.
The Company has no material FIN 48 obligations. The Company’s policy is to record interest and penalties as a component of income tax expense (benefit) in the consolidated statement of operations.
The Company and its subsidiaries’ income tax returns are subject to examination by federal and state tax jurisdictions for fiscal years 2008 through 2010.
11. 401(K) PLAN
The Company has a 401(k) plan (the “Plan”) which covers the majority of its employees. Pursuant to the provisions of the Plan, eligible employees may make salary deferral (before tax) contributions of up to one hundred percent (100%) of their total compensation per plan year, not to exceed a specified maximum annual contribution as determined by the Internal Revenue Service. The Plan also includes provisions that authorize the Company to make additional discretionary contributions. Such contributions, if made, are allocated among all eligible employees as determined under the Plan. The trustee under the Plan invests the assets of each participant’s account, as directed by the participant. The Plan assets currently do not include any stock of the Company. Funded discretionary employer contributions to the Plan for fiscal years 2011 and 2010 were approximately $69,000 and $61,000, respectively. The net assets in the Plan, which is administered by an independent trustee and which are not included in the Company’s consolidated financial statements, were approximately $6,238,000 and $5,619,000 at April 30, 2011 and 2010, respectively. In conjunction with the acquisition of the assets of Servidyne Systems, Inc. in fiscal 2002, the Company assumed a 401(k) plan (the

“Servidyne Systems Plan”), which covered a significant number of the employees. Under the provisions of the Servidyne Systems Plan, participants could contribute up to one hundred percent (100%) of their compensation per plan year, not to exceed a specified maximum annual contribution as determined by the Internal Revenue Service. The Servidyne Systems Plan was frozen as of January 1, 2003, and no additional employee or employer contributions were funded after that date.
12. SHAREHOLDERS’ EQUITY
In fiscal 2001, the Company’s shareholders approved the 2000 Stock Award Plan (the “2000 Award Plan”). The 2000 Award Plan permits the grant of incentive and non-qualified stock options, non-restricted, restricted and performance stock awards, and stock appreciation rights to directors, employees, independent contractors, advisors, consultants and other outside service providers to the Company, as determined by the Compensation Committee of the Board of Directors. The term and vesting requirements of each award are determined by the Compensation Committee, but in no event may the term of any award exceed ten years. Incentive Stock Options granted under the 2000 Award Plan provide for the purchase of the Company’s common stock at not less than fair market value on the date the stock option is granted. As of May 1, 2010, there could be no additional grants of awards under the 2000 Award Plan, as the ten-year term of the plan had ended. Prior to that date, the total number of shares that could have been granted under the 2000 Award Plan was 1,155,000 shares (share amount adjusted for stock dividends).
The Company issued 52,500 SARs (adjusted for stock dividend) outside of the 2000 Stock Award Plan, with an exercise price of $5.00 (adjusted for stock dividends) and an exercise period of ten years, to one employee in April 2008. The SARs awarded have a five-year vesting period, in which thirty percent (30%) of the SARs will vest on the third year anniversary of the date of grant, thirty percent (30%) will vest on the fourth year anniversary of the date of grant, and forty percent (40%) will vest on the fifth year anniversary of the date of grant, with an early vesting provision by which one hundred percent (100%) of SARs would vest immediately if the Company’s stock price closes at or above $19.05 per share (adjusted for stock dividends) for ten consecutive trading days or on the date of a change in control of the Company.
The Company issued 200,000 SARs outside of the 2000 Stock Award Plan, with an exercise price of $4.00 and an exercise period of ten years, to two outside service providers in November 2009. These SARs may not be exercised by the grantees prior to shareholder approval of the grants or a determination by the Company that such shareholder approval is not required. Further, the Company issued 20,000 SARs outside of the 2000 Stock Award Plan, with an exercise price of $2.12 and an exercise period of ten years, to one employee in December 2009. The SARs awarded have a five-year vesting period, in which thirty percent (30%) of the SARs will vest on the third year anniversary of the date of grant, thirty percent (30%) will vest on the fourth year anniversary of the date of grant, and forty percent (40%) will vest on the fifth year anniversary of the date of grant, with an early vesting provision by which one hundred percent (100%) of SARs would vest immediately if the Company’s stock price closes at or above $19.05 for ten consecutive trading days or on the date of a change in control of the Company.
The Company issued 57,750 stock warrants (adjusted for stock dividends) outside the 2000 Stock Award Plan with an exercise price of $4.42 (adjusted for stock dividends), to unrelated third parties in December 2003, of which none had been exercised as of April 30, 2011.
In February 2009, the Board of Directors authorized the repurchase of up to 100,000 shares of the Company’s common stock during the twelve-month period ending on March 5, 2010. In March 2010, the Board of Directors authorized the repurchase of up to 100,000 shares of the Company’s common stock during the twelve-month period ending on March 15, 2011. In March 2011, the Board of Directors authorized the repurchase of up to 100,000 shares of the Company’s common stock during the twelve-month period ending on March 9, 2012. The Company repurchased 16,981 shares in fiscal year 2010. The Company repurchased one share in fiscal year 2011.

13. NET (LOSS) EARNINGS PER SHARE
Earnings per share are calculated in accordance with GAAP, which requires dual presentation of basic and diluted earnings per share on the face of the statement of operations for all entities with complex capital structures. Basic and diluted weighted average share differences, if any, result solely from dilutive common stock options, restricted stock, SARs and stock warrants. Basic earnings (loss) per share are computed by dividing net earnings (loss) by the weighted average shares outstanding during the reporting period. Potential dilutive common shares are calculated in accordance with the treasury stock method, which assumes that the proceeds from the exercise of all stock options, restricted stock, SARs and stock warrants would be used to repurchase common shares at the average market value. The number of shares remaining after the exercise proceeds were exhausted represents the potentially dilutive effect of the stock options, restricted stock, SARs and stock warrants. The dilutive effect on the number of common shares would have been 25,008 in 2011 and 10,337 in 2010. Because the Company had losses from continuing operations for all periods presented, all stock equivalents were anti-dilutive during these periods, and therefore, are excluded when determining the diluted weighted average number of shares outstanding.
The following tables set forth the computations of basic and diluted net earnings (loss) per share:

	For the year Ended April 30, 2011
	Loss	Shares	Per Share Amount

Basic EPS — loss per share from continuing operations	$(2,029,635)	3,675,987	$(0.55)
Basic EPS — loss per share from discontinued operations	(288,925)	3,675,987	(0.08)
Effect of dilutive securities	—	—	-

Diluted EPS — loss per share	$(2,318,560)	3,675,987	$(0.63)

	For the Year Ended April 30, 2010
	(Loss) Earnings	Shares	Per Share Amount

Basic EPS — loss per share from continuing operations	$(2,768,553)	3,685,834	$(0.75)
Basic EPS — earnings per share from discontinued operations	883,274	3,685,834	0.24
Effect of dilutive securities	—	—	—

Diluted EPS — loss per share	$(1,885,279)	3,685,834	$(0.51)

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
The BPE Segment assists its customer base of multi-site owners and operators of corporate, commercial office, hospitality, gaming, retail, education, light industrial, government, institutional, and health care buildings, as well as energy services companies and public and investor-owned utilities, in improving facility operating performance, reducing energy consumption, and lowering ownership and operating costs, while improving the level of service and comfort for building occupants, through its: (1) energy efficiency engineering and analytical consulting services, including energy surveys and audits, facility studies, retro-commissioning services, utility monitoring services, building qualification for ENERGY STAR® and LEED® certifications, HVAC retrofit design, and energy simulations and modeling; (2) facility management software programs, including its iTendant platform using Web and wireless technologies; (3) energy saving lighting programs and energy related services and infrastructure upgrade projects that reduce energy consumption and operating costs; and (4) comprehensive technology-enabled real-time demand response programs (automatic, semi-automatic and manual) and services through the Company’s new Fifth Fuel Management® platform, including two-way, fast and secure communication and tracking; retro-commissioning of existing systems; customized site training; and step-by-step processes for optimized demand response participation. The primary geographic focus for the BPE Segment is the continental United States.

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

	2011	2010
Customer 1	25%	27%
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

For the Year Ended
April 30, 2011	BPE	Corporate (1)	Eliminations	Consolidated

Revenues from unaffiliated customers
BPE Segment services and products:
Energy savings projects	$18,790,872			$18,790,872
Lighting products	2,226,827			2,226,827
Energy management services	1,515,007			1,515,007
Fifth fuel management services	240,986			240,986
Productivity software	2,961,134			2,961,134

Total revenues from unaffiliated customers	$25,734,826	$423,102	$—	$26,157,928
Intersegment revenue	—	203,700	(203,700)	—

Total revenues from continuing operations	$25,734,826	$626,802	$(203,700)	$26,157,928

Earnings (loss) from continuing operations before income taxes	$556,096	$(3,538,798)	$15,903	$(2,966,799)

Segment assets	$15,829,280	$27,439,154	$(17,040,866)	$26,227,568

Goodwill	$6,354,002	$—	$—	$6,354,002

Interest expenses	$106,949	$395,599	$(54,064)	$448,484

Depreciation and amortization	$660,695	$287,541	$—	$948,236

Capital expenditures (2)	$34,438	$19,515	$—	$53,953

For the Year Ended
April 30, 2010	BPE	Corporate (1)	Eliminations	Consolidated

Revenues from unaffiliated customers
BPE Segment services and products:
Energy savings projects	$11,051,059			$11,051,059
Lighting products	1,932,521			1,932,521
Energy management services	1,801,271			1,801,271
Fifth fuel management services	28,000			28,000
Productivity software	3,358,685			3,358,685

Total revenues from unaffiliated customers	$18,171,536	$389,994	$—	$18,561,530
Intersegment revenue	223,799	301,702	(525,501)	—

Total revenues from continuing operations	$18,395,335	$691,696	$(525,501)	$18,561,530

Loss from continuing operations before income taxes	$(998,225)	$(3,279,661)	$(72,715)	$(4,350,601)

Segment assets	$14,715,108	$43,535,833	$(17,298,669)	$40,952,272

Goodwill	$6,354,002	$—	$—	$6,354,002

Interest expenses	$82,044	$339,393	$(19,333)	$402,104

Depreciation and amortization	$702,424	$282,750	$—	$985,174

Capital expenditures (2)	$93,270	$163,925	$—	$257,195

(1)	The Corporate net loss in each period is derived from corporate headquarters activities, which consist primarily of the following: rental revenues from tenants in the Company’s corporate headquarters building and related rental and operating costs, salaries and benefits of Corporate Headquarters executive officers and staff, equity-based compensation expenses, depreciation and amortization expenses, and costs related to the Company’s status as a publicly-held company, which include, among other items, legal fees, non-employee directors’ fees, consulting expenses, investor relations expenses, corporate audit and tax fees, Nasdaq listing fees, and other Securities & Exchange Commission (“SEC”) and Sarbanes-Oxley compliance and financial reporting costs. All relevant costs related to the business operations of the Company’s BPE Segment are either paid directly by BPE or are allocated to BPE by the Corporate Headquarters. The allocation method is dependent on the nature of each expense item. Allocated expenses include, among other items, accounting services, information technology services, insurance costs, and audit and tax preparation fees.

(2)	Includes property and equipment expenditures only.

15. GOODWILL AND OTHER INTANGIBLE ASSETS
The gross carrying amounts and accumulated amortization for all of the Company’s intangible assets are as follows:

	April 30, 2011
	Gross Carrying	Accumulated
	Amount	Amortization
Intangible assets, subject to amortization:
BPE proprietary technology solutions	$4,405,389	$3,311,762
Acquired computer software	706,032	548,205
Real estate lease costs	45,339	15,192
Customer relationships	404,632	326,873
Deferred loan costs	140,630	108,037
Non-compete agreements	63,323	63,323
Tradename	61,299	11,919
Other	44,882	44,882

	$5,871,526	$4,430,193

Intangible assets and goodwill, not subject to amortization:
Trademark	$708,707

Goodwill	$6,354,002

	April 30, 2010
	Gross Carrying	Accumulated
	Amount	Amortization
Intangible assets, subject to amortization:
BPE proprietary technology solutions	$4,096,802	$2,827,071
Acquired computer software	676,837	493,885
Real estate lease costs	49,170	19,459
Customer relationships	404,632	286,433
Deferred loan costs	122,686	95,082
Non-compete agreements	63,323	60,684
Tradename	61,299	7,834
Other	44,882	42,016

	$5,519,631	$3,832,464

Intangible assets and goodwill, not subject to amortization:
Trademark	$708,707

Goodwill	$6,354,002

Aggregate amortization expense for all amortizable intangible assets:
For the year ended April 30, 2011	$611,484
For the year ended April 30, 2010	594,770

Estimated future amortization expenses for all amortized intangible assets for the fiscal years ended:
2012	$530,382
2013	382,228
2014	282,003
2015	160,391
2016	86,329
Thereafter	—

$1,441,333

The Company capitalized $308,794 and $406,143 for the development of proprietary technology solutions in fiscal years 2011 and 2010, respectively.

16. RELATED PARTIES
On October 14, 2010, the Company borrowed an aggregate of $500,000 from related parties by issuing a total of four promissory notes to Samuel E. Allen, a Director of the Company; Herschel Kahn, a Director of the Company; Alan R. Abrams, Chairman of the Board and Chief Executive Officer of the Company; and J. Andrew Abrams, Executive Vice President of the Company, respectively. The largest of the four notes, amounting to $400,000, was issued to Mr. Allen. Each of the notes bears interest at twelve percent (12%) per annum and matures on May 14, 2012, subject to acceleration under certain specified circumstances. The notes are collectively secured by a security deed on real property granted by a subsidiary of the Company. The notes are included in “Other Long-Term Debt” in the Company’s consolidated balance sheet as described above in Note 8 “Other Long-Term Debt.” The cash proceeds from the borrowings were used to fund working capital and for other operating purposes.
On October 21, 2010, the Company terminated a split dollar life insurance agreement related to a policy jointly insuring the lives of the Company’s former Chairman of the Board and Chief Executive Officer, who is deceased, and his widow. See the “(J) Other assets” section of Note 2 “Summary of Significant Accounting Policies” for more information.
The Company recognized approximately $6,653,000 and $958,000 in revenue for fiscal years 2011 and 2010, respectively, from an affiliate of a member of the Board of Directors associated with a contract for energy savings projects. The related accounts receivable as of April 30, 2011 and 2010, were approximately $733,000 and $238,000, respectively, and the related costs and earnings in excess of billings as of April 30, 2011 and 2010, were approximately $199,000 and $290,000, respectively.
17. COMMITMENTS AND CONTINGENCIES
The Company is subject to legal proceedings and other claims that arise from time to time in the ordinary course of business. While the resolution of these matters cannot be predicted with certainty, the Company believes that the final outcome of any such matters would not have a material effect on the Company’s financial position or results of operations.
18. SUBSEQUENT EVENTS
On June 26, 2011, the Company entered into an agreement to be acquired by Scientific Conservation, Inc. (“SCI”) for $3.50 per share in an all-cash transaction. The Company’s board of directors has approved the merger and has unanimously recommended that the Company’s shareholders vote in favor of it at a special meeting of the shareholders to be held to consider the merger. The merger has also been approved by the board of directors of SCI.
The acquisition is subject to approval by Company shareholders holding a majority of the outstanding voting power of the Company, as well as other customary closing conditions, and is expected to be completed in the Company’s second fiscal quarter ending October 31, 2011. Shareholders representing approximately 56% of the voting power of the Company have agreed to vote in favor of the merger, subject to termination of such agreements with respect to approximately 27% of the voting power if the Company’s board should change its recommendation supporting the merger. If the merger is approved and is consummated, the Company will no longer be a publicly-traded company, and its shares will cease to be traded on the NASDAQ Global Market.
At the effective time of the merger, the following will occur regarding the Company’s common stock and outstanding equity incentives and warrants:
•	each share of the Company’s $1.00 par value common stock that is issued and outstanding immediately prior to the completion of the merger will be converted into the right to receive $3.50 in cash;

•	each share of restricted stock that is outstanding immediately prior to the effective time of the merger will vest (if not previously vested), and the holder thereof will be entitled to receive the per share consideration in exchange for each such restricted share, less any applicable withholding taxes.

•	each unexercised outstanding stock option or SAR that is “out-of the money” (i.e., the exercise price of such incentive is equal to or greater than $3.50), whether or not vested, will expire and be cancelled as of the effective time of the merger for no consideration;

•	each unexercised outstanding stock option that is “in-the-money” (i.e., the exercise price of such stock option is less than $3.50) will vest (if not vested) and be cancelled and settled, and the holder thereof will be entitled to receive an amount in cash, without interest, equal to the product of (i) the excess, if any, of (x) $3.50 over (y) the exercise price per share of Company common stock subject to such in-the-money stock option, multiplied by (ii) the number of shares of Company common stock represented by such stock option (other than shares for which such stock option had previously been exercised, if any); and

•	each SAR that is “in-the-money” will vest (if not previously vested) and the holder thereof will be entitled to receive in exchange therefore an amount in cash equal to the product of (i) the excess, if any, of (x) $3.50 over (y) the exercise price of such in-the-money SAR, multiplied by (ii) the number of units represented by such SAR (other than SARs for which such grant had previously been exercised, if any).
As of July 14, 2011, no in-the-money stock options, in-the-money warrants, or unvested shares of restricted stock were outstanding.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH INDEPENDENT AUDITORS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.	CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Management has evaluated the Company’s disclosure controls and procedures as defined by Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report. This evaluation was carried out with the participation of the Company’s Chief Executive Officer and Chief Financial Officer. No system of controls, no matter how well designed and operated, can provide absolute assurance that the objectives of the system of controls are met, and no evaluation of controls can provide absolute assurance that the system of controls has operated effectively in all cases. The Company’s disclosure controls and procedures, however, are designed to provide reasonable assurance that the objectives of disclosure controls and procedures are met. Due to the material weakness in internal control over financial reporting in the area of accounting for income taxes, described below, the Company’s disclosure controls and procedures were not effective as of April 30,2011.
Changes in Internal Control Over Financial Reporting
Other than as described below, there was no change in the Company’s internal control over financial reporting that occurred during the period covered by this annual report on Form 10-K that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
Subsequent to April 30, 2011, the Company has initiated the following steps to remediate the income tax deficiency:
•	develop and implement additional procedures to increase the level of review, evaluation and validation of the Company’s valuation of deferred tax assets;

•	increase the level of knowledge among Company employees in the area of accounting for income taxes; and

•	hire a third-party accounting firm of tax professionals to assist in the preparation and review of income tax information reported and disclosed in this Annual Report on Form 10-K.
The management of the Company is committed to a strong internal control environment and believes that these remediation actions represent significant improvements. The remediation actions have not resulted in material costs to the Company. The Company anticipates that it will complete its implementation and testing of these remediation steps in 2011. The Company will continue to assess the effectiveness of the remediation efforts in connection with management’s future evaluations of internal control over financial reporting.
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
The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of April 30, 2011. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.
As a result of an error in the application of ASC 740, Accounting for Income Taxes, related to the recoverability of deferred tax assets, which was discovered in April 2011, the Company restated its Annual Report on Form 10-K for the period ended April 30, 2010, as well as the Quarterly Reports on Form 10-Q for the periods ended July 31, 2010, October 31, 2010, and January 31, 2011, and filed amended filings with the SEC in June 2011.
A material weakness in internal control over financial reporting is a deficiency, or a combination of deficiencies, such that there is a reasonable possibility that a material misstatement of a company’s financial statement will not be prevented or detected on a timely basis by the company’s internal controls. Due to the error described above, management determined that there is a material weakness in the design of the Company’s internal control over financial reporting in the area of accounting for income taxes, and the Chief Executive Officer and Chief Financial Officer have subsequently concluded that the Company’s internal controls over financial reporting were not effective as of April 30, 2011.

ITEM 9B.	OTHER INFORMATION
None.
PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
DIRECTORS
The Company’s Board of Directors currently consists of five members. Each Director serves a one-year term, expiring at the Company’s Annual Meeting of Shareholders, upon the election and qualification of the Director’s successor. The following table shows for each Director: (1) age as of August 26, 2011; (2) directorships in other publicly-held companies; (3) positions with the Company; (4) principal employment; (5) length of directorship with the Company; and (6) experience and qualifications.

Except as otherwise indicated, each Director has been or was engaged in his present or last principal employment, in the same or a similar position, for more than five years. There are no family relationships among our Directors.

INFORMATION CONCERNING
NAME	THE DIRECTORS
Alan R. Abrams	A Director of the Company since 1992, Mr. Abrams has been Chairman of the Board since 2006 and Chief Executive Officer since 1999. He served as Co-Chairman of the Board from 1998 to 2006 and as President from 2000 to June 2010. Mr. Abrams is 56.

The Board believes that, as the Company’s Chief Executive Officer, Mr. Abrams provides essential insights and guidance to the Board from an insider perspective of the day-to-day operations and strategic positioning of the Company.

Samuel E. Allen	A Director of the Company since 2003, Mr. Allen has served as Chairman of Globalt, Inc., an investment management company, since 1990, and was Chief Executive Officer of that company from 1990 to 2004. He was also a director of Chattem, Inc., a marketer and manufacturer of over-the-counter healthcare products, toiletries and dietary supplements, from 2001 to 2010. Mr. Allen is 75.

The Board believes that Mr. Allen brings strong leadership and operational experience to the Board from his prior roles with Globalt, as well as valuable financial expertise. Also, his current service as the Chairman of Globalt and as a long-time director and audit committee chairman of a public company adds strategic planning and financial skills to the Board, and brings insights on public company governance practices. Further, the Board believes his prior experience with other boards of directors makes him an effective chairman of the Nominating and Corporate Governance Committee.

Gilbert L. Danielson	A Director of the Company since 2000, Mr. Danielson has served as Chief Financial Officer and director of Aaron’s, Inc. since 1990 and as its Executive Vice President since 1998. Aaron’s, Inc. is a company engaged in the sales and lease ownership and specialty retailing of residential furniture, consumer electronics, home appliances, and accessories. Mr. Danielson is 65.

The Board believes that Mr. Danielson’s long experience as the Executive Vice President and Chief Financial Officer of Aaron’s, Inc. brings to the Board the operational and financial acumen and substantial leadership of an experienced senior financial executive at a significantly larger public company. His financial expertise makes him an effective member of the Audit Committee, while his role as a director of another public company adds strategic planning and public company governance skills. The Board has determined he is an “audit committee financial expert” within the meaning of the rules of the SEC.

Herschel Kahn	A Director of the Company since March 2008 and the Board’s Lead Director since December 2008, Mr. Kahn has served as owner and managing principal of HK Enterprises, a company engaged in management and executive development, succession planning, labor relations, contract negotiations, executive compensation, and executive coaching and counseling, since 1993. Mr. Kahn is 77.

INFORMATION CONCERNING
NAME	THE DIRECTORS
The Board believes that Mr. Kahn brings substantial leadership and operational and entrepreneurial experience as the founder and principal of his own business. Moreover, the Board believes his deep experience in corporate human resources, management and executive development is an important and valuable resource for the Board, and qualifies him to chair the Compensation Committee.

Robert T. McWhinney, Jr.	A Director of the Company since 2000, Mr. McWhinney has been President and Chief Executive Officer of Douglass, McCarthy & McWhinney, Inc., a management consulting company, since 2003. Mr. McWhinney is 71.

The Board believes that Mr. McWhinney brings significant leadership, financial and operational experience and industry knowledge to the Board from his executive officer roles. Importantly, his long experience as a management consultant adds substantial strategic planning and operational experience from various industries to the Board’s overall skill set. Further, the Board believes Mr. McWhinney’s significant experience with financial matters qualifies him to chair the Audit Committee.
EXECUTIVE OFFICERS
The Executive Officers of the Company (as defined in Rule 3b-7 under the Securities Exchange Act of 1934) are elected by the Board of Directors of the Company or the board of a respective Company subsidiary to serve at the pleasure of the respective board. Set forth below is the following information for each Executive Officer of the Company as of July 1, 2011: (1) age; (2) positions with the Company; and (3) length of position as Executive Officer of the Company. A family relationship exists between two Executive Officers—Alan R. Abrams and J. Andrew Abrams are brothers.
The Executive Officers of the Company as of July 1, 2011, were as follows:
Alan R. Abrams (56)
Officer since 1988
Chairman of the Board since 2006 and a Director of the Company since 1992, Mr. Abrams has been Chief Executive Officer of the Company since 1999 and served as President from 2000 until June 2010. He served as Co-Chairman of the Board from 1998 to 2006.
Rick A. Paternostro (41)
Officer since 2000
Mr. Paternostro has served as the Company’s Chief Financial Officer since 2007. He previously served as Vice President of Operations of the BPE Segment from 2006 to 2008, as Vice President of Financial Operations of the Company from 2004 to 2006, and as Chief Financial Officer of a Company subsidiary from 2002 to 2004.
M. Todd Jarvis (45)
Officer since 2004
Mr. Jarvis has served as the Company’s President and Chief Operating Officer since June 2010. He has also served as the BPE Segment’s President since 2006 and as its Chief Executive Officer since 2008. He previously served as Vice President and Chief Operating Officer of a Company subsidiary from 2003 to 2006. Prior to joining the Company, he was an executive officer of The Wheatstone Energy Group, Inc., which the Company acquired in 2003, serving as Co-Founder, Vice President and Chief Operating Officer from 1992 to 2003.
J. Andrew Abrams (51)
Officer since 1988
Mr. Abrams has served as the Company’s Executive Vice President since April 2006. He served as Co-Chairman of the Board from 1998 to 2006, as Vice President-Business Development from 2000 to April 2006, and also served as a Director of the Company from 1992 to April 2010.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE
Section 16(a) of the Exchange Act requires the Directors, certain Company officers, and persons who beneficially own more than ten percent (10%) of the outstanding common stock to file with the SEC reports of changes in ownership of the common stock held by any such person. These persons are also required to furnish the Company with copies of all forms they file under this statute. To the Company’s knowledge, based solely on a review of the copies of such reports furnished to the Company by such persons and on written representations of such persons, all required forms were filed on time during fiscal 2011.
CORPORATE GOVERNANCE AND COMMUNICATING WITH THE BOARD OF DIRECTORS
The Company has adopted a code of ethics applicable to its employees, Directors and Executive Officers, including the CEO and the senior financial officers. The code of ethics is available at the Company’s website, www.servidyne.com, through the “Investor Relations” link and then the “Corporate Governance” link. The charters for the Audit Committee, the Compensation Committee, and the Nominating and Corporate Governance Committee are also available on the website.
Shareholders wishing to communicate with the Board may do so in writing, in care of the Secretary of the Company, Servidyne, Inc., 1945 The Exchange, Suite 300, Atlanta, Georgia 30339-2029. The Company’s management may first review, sort and summarize any such communications, and screen out any solicitations for goods or services and similar inappropriate communications unrelated to the Company or its business.
The Board of Directors of the Company has established an Audit Committee that currently consists of Mr. Allen, Mr. Danielson, and Mr. McWhinney, who serves as Chairman. The Board has determined that Mr. Danielson is an “audit committee financial expert” within the meaning of the rules of the SEC. Under the NASDAQ Global Market listing standards, Mr. Danielson does not qualify as “independent.” For more information, see “DIRECTOR INDEPENDENCE” in ITEM 13.
The primary function of the Audit Committee is to assist the Board in fulfilling its financial and other oversight responsibilities by serving as an independent and objective party to oversee, monitor and appraise: (1) the integrity of the Company’s financial statements and other external financial information, financial reporting process, and internal controls; (2) the Company’s auditing process, including all engagements of the Company’s independent accountants, the internal auditors, and the performance of financial management; and (3) the Company’s ethical and legal compliance. The Audit Committee has the sole authority to appoint, compensate, retain, and terminate the independent accountants, and to approve all audit and permitted non-audit services, if any, provided by the independent accountants.

ITEM 11.	EXECUTIVE COMPENSATION
COMPENSATION OF DIRECTORS
According to the Company’s current compensation policies, each Director who is not employed by the Company (an “Outside Director”) is paid a retainer fee of $525 per month and a fee of $1,125 for each Board meeting attended. In addition, Outside Directors who are members of a committee of the Board are paid a fee of $525 for each committee meeting attended. These fees were revised effective April 1, 2011. Prior to this date, each Outside Director was paid a retainer fee of $700 per month; a fee of $1,500 for each Board meeting attended; and a fee of $700 for each committee meeting attended. The Chairman of the Audit Committee is paid an additional annual retainer fee, which was revised from $10,000 to $7,500 effective April 1, 2011. The Chairman of the Compensation Committee and the Chairman of the Nominating and Corporate Governance Committee are each paid an additional annual retainer fee, which was revised from $5,000 to $3,750 effective April 1, 2011. Directors who are employed by the Company receive no fee or other remuneration of any kind for their service on the Board or on a committee of the Board. The Directors are reimbursed for all reasonable out-of-pocket expenses incurred in attending to Board affairs and Company business.

The compensation paid to the Company’s Outside Directors relating to service in fiscal 2011 was as follows:

	Fees
	Earned or
	Paid in	SARs
	Cash	Awards	Total
Name	($) (1)	($)(2)	($) (3)

Samuel E. Allen	35,146	—	35,146
Gilbert L. Danielson	26,750	—	26,750
Herschel Kahn	30,421	—	30,421
Robert T. McWhinney, Jr.	44,518	—	44,518

(1)	The Company maintains a deferred compensation plan (the “Deferred Compensation Plan”) under which each member of the Board may elect to defer to a future date receipt of all or any part of his or her compensation as a Director and/or as a member of the committees of the Board. For purposes of the Deferred Compensation Plan, “compensation” means the retainer fees and meeting fees payable to such Directors by the Company in their capacities as Directors or as members of the committees of the Board, respectively, but excludes awards of restricted stock, stock options, stock appreciation rights (“SARs”), or other equity incentives. For the fiscal year ended April 30, 2011, two members of the Board participated in the Deferred Compensation Plan.

(2)	Represents the grant date fair values of SARs awarded in the fiscal year ended April 30, 2011. See Note 3 “Equity-Based Compensation” to the consolidated financial statements for the assumptions made in determining fair values. There can be no assurance that these amounts will ever be realized.

The number of outstanding stock options (adjusted for stock dividends) and SARs (adjusted for stock dividends) held by each of the Company’s Outside Directors as of April 30, 2011, is summarized in the table below:

	Number of	Number of	Number of
	Securities	Securities	Securities
	Underlying	Underlying	Underlying
	Unexercised	Unexercised	Unexercised
	Options (#)	SARs (#)	SARs (#)
Name	Exercisable	Unexercisable	Exercisable

Samuel E. Allen	11,550	8,400	12,600
Gilbert L. Danielson	11,550	8,400	12,600
Herschel Kahn	—	21,000	—
Robert T. McWhinney, Jr.	11,550	8,400	12,600
The stock options awarded have a two-year vesting period. All of the options have vested as of April 30, 2011. The SARs awarded have a five-year vesting period, in which thirty percent (30%) of the SARs will vest on the third annual anniversary of the date of grant, thirty percent (30%) will vest on the fourth annual anniversary of the date of grant, and forty percent (40%) will vest on the fifth annual anniversary of the date of grant, with an early vesting provision by which one hundred percent (100%) of the SARs will vest immediately at such time as the price of the common stock closes at or above $19.05 per share (adjusted for stock dividends) for ten consecutive trading days or upon a change in control of the Company.
(3)	Outside Directors do not receive any other perquisites or other compensation.
COMPENSATION OF EXECUTIVE OFFICERS
The following table sets forth all compensation earned by the Company’s CEO, each of the Company’s other two highest paid Executive Officers (collectively, the “Named Executive Officers”) and a former Executive Officer, who would have qualified as one of the other two highest paid Executive Officers but for the fact that the individual was not serving as an Executive Officer of the Company at the end of the current fiscal year, for services rendered in all capacities during the Company’s last two fiscal years:

				All
			Equity	Other
	Fiscal	Salary	Awards	Compensation	Total
Name and Principal Position	Year	($)	($) (1)	($) (2)	($)

Alan R. Abrams	2011	333,333	—	4,840	338,173
Chairman of the Board	2010	324,635	10,260	3,621	338,516
and Chief Executive Officer

M. Todd Jarvis	2011	230,000	—	19,525	249,525
President and Chief Operating Officer,	2010	209,500	25,400	18,508	253,408
Servidyne, Inc. President and Chief Executive Officer, Servidyne Systems, LLC

J. Andrew Abrams	2011	194,000	—	3,517	197,517
Executive Vice President, Servidyne, Inc.	2010	188,000	—	3,603	191,603
Vice President and Chief Technology Officer, Servidyne Systems, LLC Director and Vice President, Abrams Properties, Inc. President, Chief Executive Officer and Director, Abrams Properties, Inc.

Melinda S. Garrett	2011	315,063	—	39,329	354,392
Former Executive Officer	2010	213,500	—	2,981	216,481

(1)	Represents the grant date fair values of SARs awarded in the fiscal years ended April 30, 2011 and 2010. See Note 3 “Equity-Based Compensation” to the consolidated financial statements for the assumptions made in determining these fair values. There can be no assurance that these amounts will ever be realized.

(2)	Consists of: (i) matching contributions to the Company’s 401(k) Plan; (ii) the economic benefit of premiums paid on behalf of the Named Executive Officers under individual life insurance policies; (iii) club fees; (iv) auto allowance; and (v) severance paid to a former Executive Officer. Such amounts in the fiscal year ended April 30, 2011, were as follows:

		Economic Benefit for
	Matching Contributions	Life Insurance		Auto	Severance
Name	to 401(k) Plan	Premiums	Club Fees	Allowance	Paid	Total

Alan R. Abrams	$3,670	$1,170	$0	$0	$0	$4,840

M. Todd Jarvis	3,595	0	5,730	10,200	0	19,525

J. Andrew Abrams	2,697	820	0	0	0	3,517

Melinda S. Garrett	2,377	0	0	0	36,952	39,329
Alan R. Abrams was granted 19,000 SARs under the 2000 Award Plan on March 22, 2010. M. Todd Jarvis was granted 20,000 SARs under the 2000 Award Plan on June 8, 2009, and 30,000 SARs under the 2000 Award Plan on March 22, 2010. There were no other individual grants of stock options, SARs, or shares of common stock made during the fiscal year ended April 30, 2011, to any of the Named Executive Officers.
The SARs awarded to the Named Executive Officers have a five-year vesting period, in which thirty percent (30%) of the SARs will vest on the third annual anniversary of the date of grant, thirty percent (30%) will vest on the fourth annual anniversary of the date of grant, and forty percent (40%) will vest on the fifth annual anniversary of the date of grant, with an early vesting provision by which one hundred percent (100%) of the SARs will vest immediately at such time as the price of the common stock closes at or above $20 per share for ten consecutive trading days or upon a change in control of the Company.
For information on the 2000 Award Plan, see “EQUITY COMPENSATION PLAN INFORMATION” in ITEM 12.
OUTSTANDING EQUITY AWARDS
The number of outstanding equity awards held by each of the Company’s Named Executive Officers as of April 30, 2011, is summarized in the table below:

		Number of	Number of	Number of
		Securities	Securities	Securities
		Underlying	Underlying	Underlying
		Unexercised	Unexercised SARs	Unexercised
		Options (#)	(#) Unexercisable	SARs (#)	Exercise	Expiration
Name	Grant Date	Exercisable (1)	(2)	Exercisable (2)	Price	Date

Alan R. Abrams	July 17, 2002	127,958	—	—	$4.42	7/17/2012
	March 22, 2010	—	19,000	—	2.09	3/22/2020

M. Todd Jarvis	January 6, 2004	54,285	—	—	4.42	1/6/2014
	June 26, 2006	—	10,080	15,120	3.94	6/26/2016
	December 6, 2006	—	6,720	10,080	3.79	12/6/2016
	June 8, 2009	—	20,000	—	2.30	6/8/2019
	March 22, 2010	—	30,000	—	2.09	3/22/2020

J. Andrew Abrams	July 17, 2002	12,458	—	—	4.42	7/17/2012
	June 13, 2008	10,500	—	—	5.24	6/13/2018
	June 13, 2008	—	21,000	—	4.76	6/13/2018

(1)	The stock options awarded have a two-year vesting period. All of the options have vested as of April 30, 2011.

(2)	The SARs awarded have a five-year vesting period, in which thirty percent (30%) of the SARs will vest on the third annual anniversary of the date of grant, thirty percent (30%) will vest on the fourth annual anniversary of the date of grant, and forty percent (40%) will vest on the fifth annual anniversary of the date of grant. All SARs have early vesting provisions by which one hundred percent (100%) of the SARs would vest immediately (1) on the date of a change in control of the Company; or (2) if the Company’s stock price were to close at or above a certain price for ten consecutive trading days. For SARs granted prior to the stock dividend that occurred in the first quarter of fiscal 2009, the triggering price for early vesting is $19.05 per share. For SARs granted subsequent to the stock dividend that occurred in the first quarter of fiscal 2009, the triggering price for early vesting is $20.00 per share
No Named Executive Officer exercised any stock options or SARs during the fiscal year ended April 30, 2011. None of the exercisable stock options or exercisable SARs held by the Named Executive Officers were “in-the-money” as of April 30, 2011.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
EQUITY COMPENSATION PLAN INFORMATION
The 2000 Award Plan was adopted by the Board in May 2000 and subsequently approved by the Company’s shareholders in August 2000. As of April 30, 2010, there could be no additional grants of equity awards under the

2000 Award Plan, as the ten-year term of the plan had ended. Prior to that date, the total number of shares that could have been granted under the 2000 Award Plan was 1,155,000 shares (share amount adjusted for stock dividends). The following table sets forth certain information regarding the equity awards granted as of April 30, 2011:

	(a)	(b)	(c)
	Number of		Number of
	securities to be	Weighted-	securities
	issued upon	average exercise	remaining available
	exercise of	price of	for future issuance
	outstanding	outstanding	(excluding securities
Plan Category	options and SARs	options and SARs	reflected in column (a))
2000 Award Plan	1,040,286	$4.02	—

Equity compensation awards not approved by shareholders	272,500	4.05	—

TOTAL	1,312,786		—

The Company has awarded a total of 272,500 SARs to certain employees of, and consultants to, the Company pursuant to individual award agreements outside of the 2000 Award Plan and not approved by shareholders. The equity awards granted to employees were made to induce such individuals to join the Company, and the equity awards granted to consultants are subject to subsequent shareholder approval before they can be exercised. All SARs granted pursuant to individual award agreements not approved by shareholders have the same vesting provisions as those described in footnote (2) to the table under “OUTSTANDING EQUITY AWARDS” in ITEM 11.
PRINCIPAL HOLDERS OF THE COMPANY’S SECURITIES AND HOLDINGS BY EXECUTIVE OFFICERS AND DIRECTORS
The following table sets forth the beneficial ownership (adjusted for stock dividends), as of July 1, 2011, of the common stock by: (1) persons (as that term is defined by the SEC) who beneficially own more than five percent (5%) of the outstanding shares of such stock; (2) Directors; (3) Executive Officers named in the Summary Compensation Table below; and (4) all Executive Officers and Directors of the Company as a group. The following percentages of outstanding shares total more than one hundred percent (100%), because they are based on SEC beneficial ownership rules, the application of which can result in the same shares being owned beneficially by more than one person. A person is also deemed to be a beneficial owner of any security as to which that person has the right to acquire beneficial ownership within 60 days of July 1, 2011. Unless otherwise stated below, the address of each listed holder is 1945 The Exchange, Suite 300, Atlanta, Georgia 30339-2029.

	Shares of
	Common Stock		Percentage
Name and Address	Beneficially Owned		of Class

David L. Abrams	865,850	(1)(2)	23.56%

Alan R. Abrams	783,500	(3)(4)(5)(6)	20.60%

Kandu Partners L.P. Post Office Box 53407 Atlanta, Georgia 30355	707,561	(2)	19.25%

	Shares of
	Common Stock		Percentage
Name and Address	Beneficially Owned		of Class
J. Andrew Abrams	684,563	(3)(4)(7)	18.51%

Abrams Partners, L.P. 7525 Princeton Trace Atlanta, Georgia 30328	577,500	(3)(4)	15.71%

Ann U. Abrams 2828 Peachtree Road, Apt 2901 Atlanta, Georgia 30305	305,567	(4)	8.31%

Tamalpais Master Fund, Ltd Clifton House, 75 Fort Street PO Box 190 GT, Georgetown Grand Cayman, Cayman Islands	198,549	(8)	5.40%

M. Todd Jarvis	73,929	(9)	1.98%

Samuel E. Allen	23,121	(10)(11)	*

Gilbert L. Danielson	22,705	(10)	*

Herschel Kahn	3,300	(12)	*

Robert T. McWhinney, Jr.	16,149	(8)(10)(13)	*

All Executive Officers and Directors as a group (8 persons)	1,060,204		26.88%

*	Less than 1%

(1)	Includes 707,561 shares (19.25% of outstanding shares) owned by Kandu Partners, L.P., which David L. Abrams beneficially owns due to his management of the general partner of the partnership.

(2)	This shareholder has entered into a support agreement with SCI to vote in favor of the merger as described below, subject to termination if the Company's Board changes its recommendation to the shareholders to approve the merger.

(3)	Includes 577,500 shares (15.71% of the outstanding shares) owned by Abrams Partners, L.P., which Alan R. Abrams and J. Andrew Abrams each beneficially own due to their joint control of the general partner of such partnership.

(4)	This shareholder has entered into a support agreement with SCI to vote in favor of the merger as described below.

(5)	Includes 115 shares owned by Mr. Alan R. Abrams’ wife.

(6)	Includes currently exercisable options to purchase 127,958 shares of the common stock.

(7)	Includes currently exercisable options to purchase 22,958 shares of the common stock.

(8)	Based on Schedule 13D (adjusted for stock dividends) filed on May 19, 2008, by Tamalpais Master Fund, Ltd. and its investment manager, Tamalpais Management Group LP, whose principal executive office is located at 600 California Street, Suite 540, San Francisco, California 94108.

(9)	Includes currently exercisable options to purchase 54,285 shares of the common stock.

(10)	Includes currently exercisable options to purchase 11,550 shares of the common stock.

(11)	Includes 1,719 shares owned by Mr. Allen’s children for the benefit of his grandchildren.

(12)	Includes 2,250 shares owned jointly with Mr. Kahn’s daughter.

(13)	Includes 1,155 shares owned jointly with Mr. McWhinney’s wife.
VOTING AND SUPPORT AGREEMENTS IN CONNECTION WITH SCI MERGER
In connection with SCI’s proposed acquisition of the Company, described in Note 18 “Subsequent Events” to the consolidated financial statements, Company shareholders holding approximately 28% of the outstanding voting power of the Company have executed voting and support agreements pursuant to which such shareholders have agreed to vote in favor of the SCI merger, and against competing transactions, and have granted an irrevocable proxy to SCI with respect to these matters. These shareholders consist of Abrams Partners, L.P., Alan R. Abrams, J. Andrew Abrams, and Ann U. Abrams.
Shareholders holding approximately 27% of the voting power of the Company have executed voting and support agreements pursuant to which such shareholders have agreed to vote in favor of the SCI merger, and against competing transactions, and have granted a proxy to SCI; provided, however, these agreements, and the related proxies, terminate upon the withdrawal or modification of the recommendation of the Company’s Board of Directors to the shareholders to approve the merger. These shareholders include Kandu Partners, L.P., David A. Abrams, and certain other holders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
RELATED PARTY TRANSACTIONS
In the fourth quarter of fiscal year 2010, as part of a series of borrowings against three split-dollar life insurance policies, the Company borrowed approximately $412,000 against a life insurance policy owned by a trust for which Alan R. Abrams, the Company’s Chairman and Chief Executive Officer, and his brother, J. Andrew Abrams, the Company’s Executive Vice President, serve as trustees, and for which both are potential beneficiaries. The loan amount was advanced solely from the Company’s interest in the policy, and did not affect the amount ultimately payable to the beneficiaries of the trust. The loan had a maturity date in December 2011 and bore interest at 6% per annum. The Company used the proceeds of the loan for working capital and general corporate purposes. In the second quarter of fiscal 2011, the Company terminated the split-dollar life insurance agreement related to this policy and repaid in full the $412,000 loan and all related accrued interest. See Note 16 “Related Parties” to the consolidated financial statements and “(J) Other assets” section of Note 2 “Summary of Significant Accounting Policies” to the consolidated financial statements for more information.
In the second quarter of fiscal 2011, the Company borrowed an aggregate of $500,000 by issuing a total of four promissory notes to Samuel E. Allen, Herschel Kahn, Alan R. Abrams, and J. Andrew Abrams. The largest of the four notes, amounting to $400,000, was issued to Mr. Allen. Each of the notes bears interest at twelve percent (12%) per annum and matures on May 14, 2012, subject to acceleration under certain specified circumstances. The notes are collectively secured by a security deed on real property granted by a subsidiary of the Company. The cash proceeds from the borrowings were used to fund working capital and for other operating purposes. See Note 16 “Related Parties” to the consolidated financial statements for more information.
The Company’s BPE Segment is providing services to Aaron’s, Inc. It is currently anticipated that the amount of revenues the Company will earn from performing such services during the fiscal year ended April 30, 2012, will be between approximately $2 million and $3 million. Mr. Gilbert Danielson, a Director of the Company, is employed by Aaron’s, Inc. as its Executive Vice President and Chief Financial Officer, and also serves as a member of its board of directors.

DIRECTOR INDEPENDENCE
The Board of Directors determines the independence of each Director in accordance with guidelines it has adopted, which include all elements of independence set forth the NASDAQ listing standards. The Board determined that Samuel E. Allen, Hershel Kahn and Robert T. McWhinney, Jr. are independent Directors within the meaning of the listing standards of NASDAQ. In addition, based on such standards, Gilbert L. Danielson is not independent because of the Company’s business relationship with Aaron’s Inc., the company that employs Mr. Danielson as its Executive Vice President and Chief Financial Officer, and for which Mr. Danielson serves as a member of its board of directors.
The Board has determined that, pursuant to the NASDAQ “exceptional and limited circumstance” exception in Rule 5605(c)(2)(B), Mr. Danielson’s continuing membership on the Board and on its Audit Committee is in the best interests of the Company and its shareholders, at least until a new Director is elected to the Board who is independent under the NASDAQ listing standards and who qualifies as an “audit committee financial expert” within the meaning of the rules of the SEC. The Board based this determination on the following factors:
•	While Mr. Danielson is technically not independent under the NASDAQ definition of independence, he has not received, nor will he receive, any pecuniary benefit from the business relationship of his company with the Company, and the Board has determined that Mr. Danielson can continue to exercise independent judgment with respect to matters coming before the Board and its Audit Committee;

•	Mr. Danielson’s ten years of service as the Chairman of the Audit Committee has given him substantial experience in the Company’s industry and knowledge of the Company’s operations. That experience and knowledge, coupled with his expertise in financial reporting, make him a valuable ongoing asset to the Board and its Audit Committee; and

The Board has determined that it may take significant time to identify and qualify suitable candidates with the requisite financial expertise for election as independent directors, which would interfere with the immediate need of the Company to have a fully functioning Audit Committee.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
INFORMATION CONCERNING THE COMPANY’S INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
FEES
The following table sets forth the aggregate fees billed to the Company for the fiscal years ended April 30, 2011 and 2010, by Deloitte & Touche LLP, the independent registered public accounting firm for the Company:

	Years Ended April, 30
	2011	2010

Audit fees	$220,000	$210,000
Audit related fees (1)	20,000	4,950
Tax fees (2)	62,000	62,000
All other fees	3,260	2,760
	$305,260	$279,710

(1)	In fiscal 2011, these fees were due to additional procedures related to the fiscal 2010 annual audit, and in fiscal 2010, these fees related to preliminary Sarbanes Oxley procedures.

(2)	In fiscal 2011 and 2010, these fees related to the preparation of the income tax returns for the fiscal years ended April 30, 2010 and 2009, respectively.

PRE-APPROVAL OF AUDIT AND PERMISSIBLE NON-AUDIT SERVICES
Pursuant to its Charter, the Board’s Audit Committee is responsible for the pre-approval of all audit services and all permissible non-audit services to be performed for the Company by its independent public accounting firm. To help fulfill this responsibility, the Audit Committee has adopted an Audit and Non-Audit Services Pre-Approval Policy (the “Policy”). Under the Policy, all auditor services must be pre-approved by the Audit Committee either (1) before the commencement of each service on a case-by-case basis—called “specific pre-approval;” or (2) by the description in sufficient detail in an appendix to the Policy of particular services that the Audit Committee has generally approved, without the need for case-by-case consideration—called “general pre-approval.” Under the Policy, unless a particular service has received general pre-approval, it must receive the specific pre-approval of the Audit Committee or one of its members to whom the Audit Committee has delegated specific pre-approval authority. The appendix to the Policy describes the services which have received general pre-approval. These general pre-approvals allow Company management to engage the independent public accounting firm for the enumerated services, subject to fee limits per engagement and aggregate limits per service for a fiscal year. Any engagement of the independent public accounting firm pursuant to a general pre-approval must be reported to the Audit Committee at its next regular meeting. The Audit Committee periodically reviews the services that have received general pre-approval and the associated ranges of fees. The Policy in no way delegates to management the Audit Committee’s responsibility to pre-approve services performed by the independent public accounting firm.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(A) The following documents are filed as part of this Annual Report on Form 10-K:
1. Financial Statements:
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of April 30, 2011, and April 30, 2010
Consolidated Statements of Operations for the Years Ended April 30, 2011, and April 30, 2010
Consolidated Statements of Shareholders’ Equity for the Years Ended April 30, 2011, and April 30, 2010
Consolidated Statements of Cash Flows for the Years Ended April 30, 2011, and April 30, 2010
Notes to Consolidated Financial Statements
3. Exhibits:

Exhibit No.	Exhibit Title
2.1	Agreement and Plan of Merger, dated as of June 26, 2011, by and among Scientific Conservation, Inc., Scrabble Acquisition, Inc. and Servidyne, Inc. (included as Exhibit 2.1 to the Company’s Form 8-K filed with the SEC on June 28, 2011, and incorporated herein by reference). (The Disclosure Schedule and similar attachments are omitted pursuant to Item 601(b)(2) of Regulation S-K under the Securities Exchange Act of 1934, as amended. The Company agrees to furnish a supplemental copy of any omitted schedule to the Securities and Exchange Commission upon request).

3.1	Amended and Restated Articles of Incorporation of Servidyne, Inc., dated September 22, 2008 (included as Exhibit 3.1 to the Company’s Form 8-K filed with the SEC on September 25, 2008, and incorporated herein by reference).

3.2	Amended and Restated Bylaws of Servidyne, Inc., dated November 28, 2007 (included as Exhibit 3(b) to the Company’s Form 8-K filed with the SEC on November 30, 2007, and incorporated herein by reference).

10.1	Directors Deferred Compensation Plan (included with the Company’s Form 10-K for the year ended April 30, 1991, File No. 0-10146, and incorporated herein by reference). #

10.2	2000 Stock Award Plan (included as Exhibit 4 to the Company’s Form S-8 filed with the SEC on September 29, 2000, File No. 333-46920, and incorporated herein by reference). #

10.3	Alan R. Abrams Split Dollar Life Insurance Agreement dated May 31, 2001 (included as Exhibit 10(i) to the Company’s Form 10-K for the year ended April 30, 2001 filed with the SEC on July 18, 2001, File No. 0-10146, and incorporated herein by reference). #

10.4	J. Andrew Abrams Split Dollar Life Insurance Agreement dated May 31, 2001 (included as Exhibit 10(j) to the Company’s Form 10-K for the year ended April 30, 2001 filed with the SEC on July 18, 2001, File No. 0-10146, and incorporated herein by reference). #

10.5	Summary Description of Annual Incentive Bonus Plan (included as Exhibit 10(i) to the Company’s Form 10-Q for the quarter ended October 31, 2005, filed with the SEC on December 15, 2005, File No. 0-10146, and incorporated herein by reference). #

10.6	Form of Stock Appreciation Rights Agreement (included as Exhibit 10(j) to the Company’s Form 10-K for the year ended April 30, 2006, filed with the SEC on July 31, 2006, and incorporated herein by reference). #

Exhibit No.	Exhibit Title
10.7	Form of Related Party Promissory Note (included as Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended October 31, 2010, filed with the SEC on December 15, 2010, and incorporated herein by reference).

10.8	Real Estate Note dated July 17, 2002, made by 1945 The Exchange LLC (an affiliate of the Company) in favor The Ohio National Life Insurance Company (related to the Company’s corporate headquarters building) (included as Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on June 2, 2011, and incorporated herein by reference).

10.9	Deed to Secure Debt and Security Agreement made and entered into as of July 17, 2002, by and between 1945 The Exchange LLC and The Ohio National Life Insurance Company (related to the Company’s corporate headquarters building) (included as Exhibit 10.2 to the Company’s Form 8-K filed with the SEC on June 2, 2011, and incorporated herein by reference).

10.10	Assignment of Leases and Rents made and entered into as of July 17, 2002, by and between 1945 The Exchange LLC and The Ohio National Life Insurance Company (related to the Company’s corporate headquarters building) (included as Exhibit 10.3 to the Company’s Form 8-K filed with the SEC on June 2, 2011, and incorporated herein by reference).

10.11	Unconditional Guaranty of Payment and Performance made as of July 17, 2002, by Abrams Properties, Inc. (an affiliate of the Company) in favor of The Ohio National Life Insurance Company (related to the Company’s corporate headquarters building) (included as Exhibit 10.4 to the Company’s Form 8-K filed with the SEC on June 2, 2011, and incorporated herein by reference).

10.12	Consolidated Amended and Restated Renewal Note and Security Agreement dated as of December 18, 2003, by and among National Loan Investors, L.P., DMD2, Inc. (f/k/a the Wheatstone Energy Group, Inc.) and Servidyne Systems, LLC (f/k/a The Wheatstone Energy Group, LLC, f/k/a WEGI Acquisition, LLC) (an affiliate of the Company) (included as Exhibit 10.5 to the Company’s Form 8-K filed with the SEC on June 2, 2011, and incorporated herein by reference).

10.13	Assumption Agreement dated as of December 18, 2003, by and among National Loan Investors, L.P., DMD2, Inc., Servidyne Systems, LLC, M. Todd Jarvis and Paul M. Williams (included as Exhibit 10.6 to the Company’s Form 8-K filed with the SEC on June 2, 2011, and incorporated herein by reference).

10.14	Loan Modification, Extension, Reaffirmation and Assumption Agreement dated as of March 9, 2011, by and among National Loan Investors, L.P. and Servidyne Systems, LLC (included as Exhibit 10.7 to the Company’s Form 8-K filed with the SEC on June 2, 2011, and incorporated herein by reference).

10.15	Modification and Extension Promissory Note and Security Agreement No. 1 dated March 9, 2011, and effective January 19, 2011, between and among National Loan Investors, L.P. and Servidyne Systems, LLC (included as Exhibit 10.8 to the Company’s Form 8-K filed with the SEC on June 2, 2011, and incorporated herein by reference).

10.16	Modification and Extension Promissory Note and Security Agreement No. 2 dated March 9, 2011, and effective January 19, 2011, between and among National Loan Investors, L.P. and Servidyne Systems, LLC (included as Exhibit 10.9 to the Company’s Form 8-K filed with the SEC on June 2, 2011, and incorporated herein by reference).

Exhibit No.	Exhibit Title
10.17	Unconditional Guaranty of Payment and Performance made and entered into March 9, 2011, by Abrams Power, Inc. (an affiliate of the Company) to and in favor of National Loan Investors, L.P. (included as Exhibit 10.10 to the Company’s Form 8-K filed with the SEC on June 2, 2011, and incorporated herein by reference).

10.18	Salaried Employees Severance Plan, dated as of May 1, 1993. #

21.1	List of the Company’s Subsidiaries.

23.1	Consent of Deloitte & Touche LLP.

31.1	Certification of the CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Form of Voting and Support Agreement With Respect to Approximately 28% of the Voting Power of the Company (included as Exhibit 99.1 to the Company’s Form 8-K filed with the SEC on June 28, 2011, and incorporated herein by reference).

99.2	Form of Voting and Support Agreement With Respect to Approximately 27% of the Voting Power of the Company (included as Exhibit 99.2 to the Company’s Form 8-K filed with the SEC on June 28, 2011, and incorporated herein by reference).

#	Management compensatory plan or arrangement.
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

SERVIDYNE, INC.
Dated: July 29, 2011	By:	/s/ Alan R. Abrams
Alan R. Abrams
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: July 29, 2011	/s/ Alan R. Abrams

Alan R. Abrams Chairman of the Board of Directors, Chief Executive Officer

Dated: July 29, 2011	/s/ Samuel E. Allen

Samuel E. Allen
Director

Dated: July 29, 2011	/s/ Gilbert L. Danielson

Gilbert L. Danielson Director

Dated: July 29, 2011	/s/ Herschel Kahn

Herschel Kahn Director

Dated: July 29, 2011	/s/ Robert T. McWhinney, Jr.

Robert T. McWhinney, Jr. Director

Dated: July 29, 2011	/s/ Rick A. Paternostro

Rick A. Paternostro Chief Financial Officer